Form 10-Q
period 2012-09-30
Inland Real Estate Income Trust, Inc.
filed 2012-12-03
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 333-176775

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

630-218-8000

(Registrant’s telephone number, including area code)

______________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☐ No ☒ The registrant’s registration statement on Form S-11, as amended (SEC File No. 333-176775), was declared effective on October 18, 2012. This is the first report required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☒        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 30, 2012, there were 258,888.889 shares of the registrant’s common stock outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

		Page
Part I - Financial Information
Item 1.	Financial Statements

	Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	1

	Statements of Operations for the three and nine months ended September 30, 2012 and for the period from August 24, 2011 (inception) through September 30, 2011 (unaudited)	2

	Statement of Stockholder’s Equity for the nine months ended September 30, 2012 (unaudited)	3

	Statements of Cash Flows for the nine months ended September 30, 2012 and for the period from August 24, 2011 (inception) through September 30, 2011(unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

Part II - Other Information
Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

Item 1.  Financial Statements

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

BALANCE SHEETS

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS

Cash and cash equivalents	$62,183	$34,088
Deferred offering costs	1,740,820	839,106
Investment in related party	1,000	1,000
Other assets	1,755	-

Total assets	$1,805,758	$874,194

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities:
Accounts payable and accrued expenses	$38,499	$-
Accrued offering expenses	205,550	74,396
Due to affiliates (note 3)	1,466,813	619,690

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 1,460,000,000 shares authorized, 20,000 shares issued and outstanding	20	20
Additional paid in capital	199,980	199,980
Retained earnings (deficit)	(105,104)	(19,892)

Total stockholder’s equity	94,896	180,108

Total liabilities and stockholder’s equity	$1,805,758	$874,194

See accompanying notes to financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2012	For the period from August 24, (inception) through September 30, 2011	For the nine months ended September 30, 2012	For the period from August 24, (inception) through September 30, 2011

Expenses:
General and administrative expenses	$30,441	$-	$76,255	$-
Organization costs	-	10,892	8,957	10,892

Net loss	$(30,441)	$(10,892)	$(85,212)	$(10,892)

Net loss per common share, basic and diluted	$(1.52)	$(0.54)	$(4.26)	$(0.54)

Weighted average number of common shares outstanding basic and diluted	20,000	20,000	20,000	20,000

See accompanying notes to financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

STATEMENT OF STOCKHOLDER'S EQUITY

For the nine months ended September 30, 2012

(unaudited)

	Number of	Common	Additional Paid in	Retained Earnings
	Shares	Stock	Capital	(Deficit)	Total

Balance at December 31, 2011	20,000	$20	$199,980	$(19,892)	$180,108
Net loss for the nine months ended September 30, 2012	-	-	-	(85,212)	(85,212)

Balance at September 30, 2012	20,000	$20	$199,980	$(105,104)	$94,896

See accompanying notes to financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30, 2012	For the period from August 24, (inception) through September 30 2011
Cash flows from operating activities:
Net loss	$(85,212)	$(10,892)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable and accrued expenses	36,744	2,100

Net cash flows used in operating activities	(48,468)	(8,792)

Cash flows from financing activities:

Capital contributions	-	200,000
Due to affiliates	787,818	563,972
Deferred offering costs	(711,255)	(722,780)
Other assets	-	(1,000)

Net cash flows provided by financing activities	76,563	40,192

Net increase in cash and cash equivalents	28,095	31,400

Cash and cash equivalents, at beginning of period	34,088	-

Cash and cash equivalents, at end of period	$62,183	$31,400

See accompanying notes to financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

(1)  Organization

Inland Real Estate Income Trust, Inc. (the “Company”) was formed on August 24, 2011 to acquire and manage a diversified portfolio of commercial real estate investments located in the United States. Effective January 25, 2012, the Company changed its name from “Inland Core Assets Real Estate Trust, Inc.” to “Inland Monthly Income Trust Inc.”, and effective March 23, 2012, the Company changed its name from “Inland Monthly Income Trust, Inc.” to “Inland Real Estate Income Trust, Inc.” The Company entered into a Business Management Agreement (the “Agreement”) with IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an Affiliate of the Inland Real Estate Investment Corporation, to be the Business Manager to the Company. The Company is authorized to sell up to 150,000,000 shares of common stock (“Shares”) at $10 each in an initial public offering (the “Offering”) which commenced on October 18, 2012 and to issue 30,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”) (see note 4).

The Company intends to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2012 or our first year of material operations. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

The Company will provide the following programs to facilitate investment in the Company’s shares and to provide limited liquidity for stockholders.

The Company will allow stockholders to purchase additional shares from the Company by automatically reinvesting distributions through the DRP, subject to certain share ownership restrictions. Such purchases under the DRP will not be subject to selling commissions or the marketing contribution and due diligence expense allowance, and are made at a price of $9.50 per share.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS (continued)

(unaudited)

The Company is authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least on year under the share repurchase program (“SRP”), if requested, if the Company chooses to repurchase them. Subject to funds being available, the Company will limit the number of shares repurchased during any consecutive twelve month period to 5% of the number of shares outstanding at the beginning of that twelve month period. Funding for the SRP will come from proceeds the Company receives from the DRP. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined, the Company is authorized to use any funds to complete the repurchase, and neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit will apply. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may at any time amend, suspend or terminate the SRP.

The fiscal year-end of the Company is December 31.

(2)  Summary of Significant Accounting Policies

General

The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (" GAAP") for interim financial information set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission ("SEC") instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2011, which are included in the Company’s prospectus dated October 18, 2012. In addition, the accompanying financial statements require management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. In the opinion of the Company, these financial statements include all adjustments necessary to present fairly the information set forth herein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS (continued)

(unaudited)

Offering and Organization Costs

Costs associated with the Offering are deferred and charged against the gross proceeds of the Offering upon closing. Formation and organizational costs were expensed as incurred.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and all short term investments with a maturity of three months or less, at the date of purchase, to be cash equivalents.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. As of September 30, 2012, the Company had a deferred tax asset of approximately $42,300 for income tax purposes, for which a valuation allowance was recorded due to current uncertainty of realization.

(3)  Transactions with Affiliates

The Company’s sponsor, Inland Real Estate Investment Corporation (the “Sponsor”) contributed $200,000 to the capital of the Company for which it received 20,000 shares of common stock. On October 26, 2012, the Sponsor purchased additional shares of common stock (see note 4).

As of September 30, 2012, the Company had incurred approximately $1,770,000 of offering and organization costs, of which approximately $1,408,000 was advanced by the Sponsor. Our Business Manager or its affiliates will pay or reimburse any organization or offering costs, including any issuer costs that exceed 11.5% of the gross offering proceeds from shares sold in the “best efforts” offering over the life of the Offering.

The due to affiliates amount on the accompanying balance sheets represents non-interest bearing advances made by the Sponsor which will be repaid when the Company receives equity proceeds upon achieving the minimum offering.

Certain compensation and fees payable to the Business Manager for services to be provided to the Company are limited to maximum amounts.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS (continued)

(unaudited)

Offering Stage

Selling commissions	The Company will pay Inland Securities Corporation, an affiliate of the Business Manager, 7% (up to 7% of which may be reallowed (paid) to participating dealers) of the sale price for each share sold in the “best efforts” offering subject to reduction for certain “special sales.”

Marketing contribution	The Company will pay a marketing contribution to Inland Securities Corporation equal to 3% (up to 1.5% of which may be reallowed (paid) to participating dealers) of the gross offering proceeds from shares sold in the “best efforts” offering.

Itemized and detailed due diligence expense reimbursement	The Company will reimburse Inland Securities Corporation and soliciting dealers for bona fide out-of-pocket, itemized and detailed due diligence expenses incurred by these entities, in an amount up to 0.5% of the gross offering proceeds realized in the “best efforts” offering. These expenses will be reimbursed from amounts paid or reallowed (paid) to these entities as a marketing contribution.

Issuer costs	The Company will reimburse the Sponsor, its affiliates and third parties for costs and other expenses of the Offering that they pay on the Company’s behalf, in an amount not to exceed 1.5% of the gross offering proceeds from shares sold in the “best efforts” offering.

Operational Stage

Acquisition expenses	The Company will reimburse the Business Manager and its affiliates for expenses paid on the Company’s behalf in connection with acquiring real estate assets, regardless of whether the Company acquires the real estate assets subject to the limits in the Company’s charter.

Acquisition fee	The Company will pay the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price” of each asset.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS (continued)

(unaudited)

Operational Stage (continued)

Business management fees

The Company will pay the Business Manager an annual business management fee equal to 0.65% of its “average invested assets,” payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter.

“Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter.

The Company will reimburse the Sponsor, its Business Manager and their respective affiliates, including the service providers, for any expenses that they pay or incur on the Company’s behalf in providing services to the Company, including all expenses and the costs of salaries and benefits of persons performing services for these entities on the Company’s behalf (except for the salaries and benefits of persons who also serve as one of the Company’s executive officers or as an executive officer of the Business Manager or its affiliates). Expenses include, but are not limited to: expenses incurred in connection with any sale of assets or any contribution of assets to a joint venture; expenses incurred in connection with any liquidity event; taxes and assessments on income or real property and taxes; premiums and other associated fees for insurance policies including director and officer liability insurance; expenses associated with investor communications including the cost of preparing, printing and mailing annual reports, proxy statements and other reports required by governmental entities; administrative service expenses charged to, or for the benefit of, the Company by third parties; audit, accounting and legal fees charged to, or for the benefit of, us by third parties; transfer agent and registrar’s fees and charges paid to third parties; and expenses relating to any offices or office facilities maintained solely for the Company’s benefit that are separate and distinct from the Company’s executive offices.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS (continued)

(unaudited)

Operational Stage (continued)

Business management fees (continued)	The Company also will reimburse the Business Manager and its affiliates for costs and expenses the Business Manager incurs in connection with an internalization that occurs pursuant to the process set forth in the Company’s agreement with the Business Manager.

Real estate management fees, leasing fees and construction management fees	For each property that is managed by Inland National Real Estate Services, LLC or Inland National Real Estate Services II, LLC, or their affiliates, collectively the Real Estate Managers, the Company will pay a monthly management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. Each Real Estate Manager will determine, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by one of the Real Estate Managers or its affiliates, the Company will pay the Real Estate Manager a separate leasing fee based upon prevailing market rates applicable to the geographic market of that property. Further, in the event that the Company engages its Real Estate Managers to provide construction management services for a property, the Company will pay a separate construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project.

The Company also will reimburse each Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries and benefits of persons performing services for the Real Estate Managers and their affiliates except for the salaries and benefits of persons who also serve as an executive officer of any of the Real Estate Managers.

Liquidation Stage

Real estate sales commission	For substantial assistance in connection with the sale of properties, the Company will pay the Business Manager or its affiliates a real estate sales commission equal to up to 50% of the customary commissions which would be paid to a third party broker for the sale of a comparable property, provided that the amount may not exceed 1% of the contract price of the property sold and, when added to all other real estate commissions paid to unaffiliated parties in connection with a sale, may not exceed the lesser of a competitive real estate commission or 3% of the sales price of the property.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS (continued)

(unaudited)

Liquidation Stage (continued)

Subordinated incentive fee

Upon a “triggering event,” the Company will pay the Business Manager a fee equal to 10% of the amount by which (1) the “liquidity amount” exceeds (2) the “aggregate invested capital,” less any distributions of net sales or financing proceeds, plus the total distributions required to be paid to stockholders in order to pay them an 7% per annum cumulative, pre-tax non-compounded return on the “aggregate invested capital,” all measured as of the triggering date. If the Company has not satisfied this return threshold at the time of the applicable triggering event, the fee will be paid at the time that the Company has satisfied the return requirements.

A “triggering event” means any sale of assets (excluding the sale of marketable securities), in which the net sales proceeds are specifically identified and distributed to stockholders, or any liquidity event, such as a listing or any merger, reorganization, business combination, share exchange or acquisition, in which stockholders receive cash or the securities of another issuer that are listed on a national securities exchange.

The “liquidity amount” will be calculated as follows:

•   In the case of the sale of our assets, the net sales proceeds realized by us from the sale of assets since inception and distributed to stockholders, in the aggregate, plus the total amount of any other distributions paid by us from inception until the date that the liquidity amount is determined.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS (continued)

(unaudited)

Liquidation Stage (continued)

Subordinated incentive fee (continued)

•   In the case of a listing or any merger, reorganization, business combination, share exchange, acquisition or other similar transaction in which our stockholders receive cash or the securities of another issuer that are listed on a national securities exchange, as full or partial consideration for their shares, the “market value” of the shares, plus the total distributions paid by us from inception until the date that the liquidity amount is determined.  “Market value” means the value determined as follows: (1) in the case of the listing of our shares, or the common stock of our subsidiary, on a national securities exchange, by taking the average closing price over the period of thirty consecutive trading days during which our shares, or the shares of the common stock of our subsidiary, as applicable, are eligible for trading, beginning on the 180th day after the applicable listing, multiplied by the number of our shares, or the shares of the common stock of our subsidiary, as applicable, outstanding on the date of measurement; or (2) in the case of the receipt by our stockholders of securities of another entity that are trading on a national securities exchange prior to, or that become listed concurrent with, the consummation of the liquidity event, as follows: (a) in the case of shares trading before consummation of the liquidity event, the value ascribed to the shares in the transaction giving rise to the liquidity event, multiplied by the number of those securities issued to our stockholders in respect of the transaction; and (b) in the case of shares which become listed concurrent with the closing of the transaction giving rise to the liquidity event, the average closing price over the period of thirty consecutive trading days during which the shares are eligible for trading, beginning on the 180th day after the applicable listing, multiplied by the number of those securities issued to our stockholders in respect of the transaction.  In addition, any distribution of cash consideration received by our stockholders in connection with any liquidity event will be added to the market value determined in accordance with clause (1) or (2).

“Aggregate invested capital” means the aggregate original issue price paid for the shares of our common stock, before reduction for organization and offering expenses, reduced by any distribution of sale or financing proceeds.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS (continued)

(unaudited)

(4)  Subsequent Events

On October 18, 2012, the Company commenced an initial public offering (the “Offering”) of 150,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation. The Company also are offering up to 30,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan or “DRP”. The Company intends to close the “best efforts” offering on October 18, 2014, unless extended. The Company intends to be taxed as a REIT commencing with the tax year ending December 31, 2012 or our first year of material operations and intend to continue to qualify as a REIT for federal income tax purposes.

On October 26, 2012, the Company issued approximately 222,222 shares of our common stock for $9.00 per share, or an aggregate purchase price of $2,000,000, to the Sponsor. No sales commission or other consideration was paid in connection with the sale. As a result of this investment we have satisfied the minimum offering requirements in all states except Ohio, Pennsylvania and Tennessee. All of the Sponsor’s subscription proceeds have been released from the escrow account maintained by our third-party escrow agent. Together with the Sponsor’s August 25, 2011 purchase of 20,000 shares of our common stock for $10.00 per share, or an aggregate purchase price of $200,000, made in connection with our formation, the Sponsor has invested $2,200,000 and received approximately 242,222 shares of the Company’s common stock.

The following table provides information regarding the total shares sold in our offering as of November 30, 2012:

	Shares	Gross Offering Proceeds ($) (1)	Commissions and Fees ($) (2)	Proceeds To Us, Before Expenses ($) (3)
From our Sponsor in connection with our formation:	20,000	$200,000	–	$200,000
Shares sold in the offering:	238,888.889	2,150,000	–	2,150,000
Shares sold pursuant to our distribution reinvestment plan:	–	–	–	–
Shares purchased pursuant to our share repurchase program:	–	–	–	–
Total:	258,888.889	$2,350,000	–	$2,350,000

(1)	Gross proceeds received by us as of the date of this table for shares sold to the Sponsor.
(2)	Inland Securities Corporation serves as dealer manager of the Offering and is entitled to receive selling commissions and certain other fees, as discussed further in the prospectus for the “best efforts” offering dated October 18, 2012 as the same may be supplemented from time to time.
(3)	Organization and offering expenses, excluding commissions, will not exceed 1.5% of the gross offering proceeds. These expenses include registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS (continued)

(unaudited)

On November 6, 2012, the Company acquired from an unaffiliated third party, through five wholly owned subsidiaries formed for this purpose, a fee simple interest in five single-tenant properties for $6,680,920, before closing costs and prorations.  The Company funded the purchase price through a loan secured by a first priority mortgage on each of the properties in an aggregate principal amount of $3,340,450 and a mezzanine loan in an aggregate principal amount of $3,340,460. Our Sponsor has fully and unconditionally guaranteed payment and performance of the mezzanine loan. The Company did not any fees or other consideration to the Sponsor for this guarantee. In connection with the acquisition, the Company is obligated to pay the Business Manager an acquisition fee of approximately $100,000. The Company expects to pay this fee during the fourth quarter of 2012.

All of the properties are net leased to a subsidiary of Dollar General Corporation, and are newly constructed. Each property is leased pursuant to a fifteen year, triple-net lease expiring in 2027, with a five year renewal provision at the option of each tenant. These triple-net leases require the tenant to pay all costs associated with a property, including real estate taxes, insurance, utilities and routine maintenance in addition to the base rent. The annualized current base rent to be received from these properties is approximately $506,000. Dollar General Corporation has guaranteed all rents and other sums due under each lease in the event its subsidiary defaults in the payment of rent or other sums due under each respective lease. The Company is in the process of determining the purchase price allocation associated with these acquisitions.

On November 30, 2012, our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on December 1, 2012 through the close of business on December 31, 2012.  Distributions for record dates in December 2012 will equal a daily amount that, if paid each day for a 366-day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share, calculated at a rate of $0.001639344 per share per day. Distributions will be paid monthly in arrears.  Accordingly, distributions declared for the month of December will be paid on January 2, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Registration Statement on Form S-11, as amended, as filed with the Securities and Exchange Commission, and the factors described below:

▪	No public market currently exists, and one may never exist, for our shares. Our board does not have any current plans to list our shares or pursue any other liquidity event, and we cannot guarantee that a liquidity event will occur.

▪	The Offering price is not indicative of the price at which you may be able to sell your shares, and is not based on the book value or net asset value of our current or expected investments or our current or expected cash flow.

▪	We cannot guarantee that we will pay distributions.

▪	We may pay distributions from sources other than cash flow from operations, including borrowings and net offering proceeds, and we have not limited our use of any of these other sources. Payments of distributions from sources other than cash flows from operations may reduce the amount of capital we ultimately invest in real estate assets.

▪	The number of real estate assets we acquire will depend on the net proceeds raised in the Offering.

▪	We do not have employees and will rely on our business manager and real estate managers to manage our business and assets.

▪	Persons performing services for our business manager are employed by IREIC or its affiliates and will face competing demands for their time and service.

▪	We do not have arm’s length agreements with our business manager, real estate managers or other affiliates of our sponsor.

▪	We will pay significant fees to our business manager, real estate managers and other affiliates of IREIC.

▪	This is a “blind pool” offering because we have not identified the specific real estate assets that we will acquire with the net proceeds raised in the Offering.

▪	On acquiring shares, you will experience dilution in the net tangible book value of your shares.

▪	Principal and interest payments on any borrowings will reduce the funds available for distribution.

▪	There are limits on the ownership and transferability of our shares. Please see “Description of Securities -- Restrictions on Ownership and Transfer”.

▪	We may fail to qualify as a REIT.

The following discussion and analysis relates to the three and nine months ended September 30, 2012 and as of September 30, 2012 and December 31, 2011. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are an externally managed Maryland corporation formed in August 2011 to acquire a diversified portfolio of commercial real estate located throughout the United States. We are managed by our business manager, IREIT Business Manager & Advisor, Inc. referred to herein as our “Business Manager”. We may acquire retail properties, office buildings, multi-family properties and industrial/distribution and warehouse facilities. Within these property types, we will focus primarily on “core” real estate assets.

Core real estate assets are those assets that typically satisfy some, but not necessarily all, of the following criteria:

▪	properties located within major regional markets or accelerating secondary markets;

▪	properties with above-market occupancy rates, with leases that provide for market rental rates and that have staggered maturity dates; and

▪	properties that have anchor tenants with strong credit ratings.

Core real estate assets also typically provide predictable, steady cash flow and have a lower risk profile than non-core real estate assets. We also may purchase single-tenant, net-leased properties within any of these four property types.  We may purchase existing or newly-constructed properties as well as properties that are under development or construction, including those where development has not commenced. In addition, in all cases, we may acquire properties directly, by purchasing the property, also known as a “fee interest,” or through joint ventures, including joint ventures in which we do not own a controlling interest. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

Liquidity and Capital Resources

Our principal demand for funds will be to acquire real estate assets, to pay our operating expenses, including expenses associated with our real estate assets, interest on our indebtedness and to make distributions to our stockholders. Our cash needs for acquisitions, including related capital expenditures and financings, will be funded primarily from the sale of our shares, including those offered for sale through our distribution reinvestment plan. There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, of returns generated from our investment operations. Our Business Manager and IREA will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in real estate assets, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to you.

We will generally fund our cash needs for items other than asset acquisitions, and capital expenditures and principal payments on our indebtedness, from cash flow from operations. We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, interest payments on our indebtedness and the payment of distributions. However, our ability to fund our operations is subject to some uncertainties. Our ability to generate cash flow from operations is dependent on our ability to purchase assets and to attract and retain tenants and the economic and business environments of the various markets in which our properties are located. If we have not generated sufficient cash flow from our operations, we may fund our cash needs from, among other things, advances or contributions from our Business Manager or IREIC or from the cash retained by us in the case that our Business Manager defers, accrues or waives all, or a portion, of its business management fee or its right to be reimbursed for certain expenses. We have not limited the amount of monies from any of these sources that may be used to fund cash needs. A deferral, accrual or waiver of any fee owed to our Business Manager will have the effect of increasing cash flow from operations for the relevant period because we do not have to use cash to pay any fee or reimbursement which was deferred, accrued or waived during the relevant period. Any fee or reimbursement that was deferred or accrued, or any amounts advanced, that we later pay or reimburse, will have the effect of reducing cash flow from operations for the applicable period in which we pay or reimburse these amounts. Neither our Business Manager nor IREIC has any obligation to provide us with advances or contributions, and our Business Manager is not obligated to defer, accrue or waive any portion of its business management fee or reimbursements. Further, there is no assurance that these other sources will be available to fund our cash needs

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not identified any sources for these types of financings.

Our actual liquidity needs as of and for the periods presented herein have been primarily been to pay administrative and offering costs, and certain accrued expenses which are included in due to related parties on the accompanying balance sheets. As of September 30, 2012 and December 31, 2011, we owed $1,466,813 and $619,690, respectively, to our Sponsor and its affiliates for advances from these parties. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.

As of September 30, 2012, the Company received net offering proceeds totaling $200,000 from the sale of our stock.

Cash Flow Analysis

We did not realize any operating cash flows for the nine months ending September 30, 2012.

The net cash flows from financing activities for the nine months ending September 30, 2012, totals $76,563, and consists of advances from our Sponsor of $787,818 and the payment of deferred offering costs of $711,255.

As of September 30, 2012, we had not declared or paid any distributions.

Funds from Operations

Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or “NAREIT,” an industry trade group, has promulgated a standard known as “Funds from Operations,” or “FFO,” which it believes more accurately reflects the operating performance of a REIT, such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation, amortization and impairment charges on real property and after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. In calculating FFO, it is appropriate to add back impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. Further, because gains and losses from sales of property are excluded from FFO, it is consistent and appropriate that impairments, which are often early recognition of losses on prospective sales of property, also be excluded. However, the exclusion of impairments limits the usefulness of FFO as a measure of historical operating performance, because an impairment indicates that the property’s operating performance has been permanently affected.

FFO is not intended to be an alternative to “net income” as an indicator of our performance nor to “cash flow from operations” as determined by GAAP as a measure of our capacity to pay distributions. Because FFO excludes depreciation and amortization unique to real estate, gains or losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, or with other REITs, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. This allows us to compare our property performance to our investment objectives.

FFO is not a financial measure recognized under GAAP and should not be considered a measure of liquidity, an alternative to net income or an indicator of any other performance measure determined in accordance with GAAP, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. In addition, our calculation of FFO is not necessarily comparable to FFO as calculated by other REITs that do not use the same definition or implementation guidelines or interpret the standards differently from us. Investors in our common stock should not rely on these measures as a substitute for any GAAP measure, including net income.

Results of operations

For the nine months ended September 30, 2012, operations consisted of general and administrative expenses and organizational costs.

As of September 30, 2012, we had not declared or paid any distributions.

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Below are the accounting policies we believe will be critical once we commence principal operations. We consider these policies to be critical because they require our management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Offering and Organizational Costs

Costs associated with the Offering will be deferred and charged against the gross proceeds of the Offering upon the sale of shares. Formation and organizational costs will be expensed as incurred.

Cash and Cash Equivalents

We will consider all demand deposits and money market accounts and all short-term investments with a maturity of three months or less, at the date of purchase, to be cash equivalents. We will maintain our cash and cash equivalents at financial institutions. The combined account balances at one or more institutions may periodically exceed the FDIC insurance coverage and, as a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We believe that the risk will not be significant, as we do not anticipate the financial institutions’ non-performance.

Restricted Cash and Escrows

Restricted cash and the offsetting liability, which will be recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheets, will consist of funds received from investors relating to shares of the company. Restricted escrows will primarily consist of cash held in escrow based on lender requirements for collateral or funds to be used for the payment of insurance, real estate taxes, tenant improvements, leasing commissions and acquisition related earnouts.

Acquisitions

We will allocate the purchase price of each acquired business between tangible and intangible assets at full fair value at the date of the transaction. Such tangible and intangible assets will include land, building and improvements, acquired above market and below market leases, in-place lease value, customer relationships (if any), and any assumed financing that is determined to be above or below market terms. Any additional amounts will be allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed. The allocation of the purchase price is an area that will require judgment and significant estimates.

We will expense acquisition costs of all transactions as incurred. All costs related to finding, analyzing and negotiating a transaction will be expensed as incurred as a general and administrative expense, whether or not the acquisition is completed. These expenses would include acquisition fees, if any, paid to an affiliate of our Business Manager.

Goodwill

We will evaluate goodwill for impairment at least annually. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit will be compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss will be recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

Impairment

We will assess the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed carrying value, we will be required to record an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties will be a significant estimate that can change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

We will also evaluate our equity method investments for impairment indicators. The valuation analysis considers the investment positions in relation to the underlying business and activities of our investment and identifies potential declines in fair value. An impairment loss should be recognized if a decline in value of the investment has occurred that is considered to be other than temporary, without ability to recover or sustain operations that would support the value of the investment.

We will evaluate the collectability of both interest and principal of each of our notes receivable to determine whether it is impaired. A note receivable is considered to be impaired when management determines that it is probable that we will not be able to collect all amounts due under the contractual terms of the note receivable. When a note receivable is considered impaired, the amount of loss will be calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the underlying collateral if the note receivable is collateral dependent.

Cost Capitalization and Depreciation Policies

Real estate acquisitions will be recorded at cost less accumulated depreciation. Improvements and betterment costs will be capitalized and ordinary repairs and maintenance will be expensed as incurred.

Depreciation expense will be computed using the straight-line method. Buildings and improvements will be depreciated on a straight-line basis based upon estimated useful lives of thirty years for buildings and improvements, and five to fifteen years for furniture, fixtures and equipment and site improvements. Tenant improvements will be amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization. Leasing fees will be amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization. Loan fees will be amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan as a component of interest expense. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs will be amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income. Acquired in-place lease costs and other leasing costs will be amortized on a straight-line basis over the weighted-average remaining lease term as a component of amortization expense.

Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change.

Fair Value Measurements

We will estimate fair value using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they will not necessarily be indicative of amounts that would be realized upon disposition.

We define fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We will establish a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy will consist of three broad levels, which are described below:

▪	Level 1 −	Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

▪	Level 2 −	Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

▪	Level 3 −	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Revenue Recognition

We will commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease will begin when the lessee takes possession of or controls the physical use of the leased asset. Generally, this will occur on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.

If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset will be the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, we will begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. We will consider a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.

We will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets. Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and decrease in the later years of a lease. We periodically will review the collectability of outstanding receivables. Allowances will be taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

Reimbursements from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period the applicable expenses are incurred. We will make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to materially differ from the estimated reimbursement.

We will recognize lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, collectability is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, we will provide for losses related to unrecovered intangibles and other assets.

As a lessor, we will defer the recognition of contingent rental income, such as percentage rent, until the specified target that triggered the contingent rental income is achieved.

Partially-Owned Entities

We will consolidate the operations of a joint venture if we determine that we are either the primary beneficiary of a variable interest entity (VIE) or have substantial influence and control of the entity. The primary beneficiary is the party that has the ability to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. There are significant judgments and estimates involved in determining the primary beneficiary of a variable interest entity or the determination of who has control and influence of the entity. When we consolidate an entity, the assets, liabilities and results of operations will be included in our consolidated financial statements.

In instances where we determine that we are not the primary beneficiary of a variable interest entity or we do not control the joint venture but we can exercise influence over the entity with respect to its operations and major decisions, we will use the equity method of accounting. Under the equity method, the operations of a joint venture will not be consolidated with our operations but instead our share of operations will be reflected as equity in earnings (loss) on unconsolidated joint ventures on our consolidated statements of operations and other comprehensive income. Additionally, our net investment in the joint venture will be reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

Marketable Securities

We will classify any investments in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities will be bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we will have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity will be classified as available-for-sale. Unrealized holding gains and losses on available-for-sale securities will be excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities will be determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that will be deemed to be other than temporary, will result in a reduction in the carrying amount to fair value. The impairment will be charged to earnings and a new cost basis for the security will be established. When a security is impaired, we will consider whether we have the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence to be considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and forecasted performance of the investee.

Valuation of Accounts and Rents Receivable

We will take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

REIT Status

In order to qualify as a REIT, we will be required to distribute at least 90% of our REIT taxable income, subject to certain adjustments, to our stockholders. We must also meet certain asset and income tests, as well as other requirements.  We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal income tax (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates. Even if we qualify as a REIT for federal income tax purposes, we may still be subject to state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Stockholder Liquidity

We will provide the following programs to facilitate investment in the shares and to provide limited liquidity for stockholders until such time as a market for the shares develops, if at all:

The DRP will allow stockholders who purchased shares pursuant to our offering to automatically reinvest distributions by purchasing additional shares from us. Such purchases will not be subject to selling commissions or marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per share.

The SRP will provide existing stockholders with limited interim liquidity by enabling them to sell shares back to us subject to certain restrictions, as defined. The prices at which shares may be sold back to us as Ordinary Repurchases, as defined, are as follows:

▪	92.5% of the share price for stockholders who have owned their shares continuously for at least one year but less than two years;

▪	95% of the share price for stockholders who have owned their shares continuously for at least two years but less than three years;

▪	97.5% of the share price for stockholders who have owned their shares continuously for at least three years but less than four years; and

▪	100% of the share price for stockholders who have owned their shares for at least four years.

We are authorized to use only the proceeds from our DRP plan during that month, as defined, and we will limit the number of Ordinary Repurchases during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. Shares repurchased by the Company will not be available for resale. During any offering period, the repurchase price will be equal to or below the price of the shares specified in the Offering.

In the case of an Exceptional Repurchase upon the death or qualifying disability of a shareholder, as defined, the price at which shares may be sold back to us is equal to 100% of the share price. Exceptional Repurchases are not subject to a one-year holding period, or the 5% repurchase limit discussed above, and may be repurchased with funds of any type. Shares repurchased by the Company will not be available for resale.

Subsequent Events

On October 18, 2012, The Company commenced an initial public offering (the “Offering”) of 150,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation. The Company also are offering up to 30,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan or “DRP”. The Company intends to close the “best efforts” offering on October 18, 2014, unless extended. The Company intends to be taxed as a REIT commencing with the tax year ending December 31, 2012 or our first year of material operations and intend to continue to qualify as a REIT for federal income tax purposes.

On October 26, 2012, the Company issued approximately 222,222 shares of our common stock for $9.00 per share, or an aggregate purchase price of $2,000,000, to the Sponsor. No sales commission or other consideration was paid in connection with the sale. As a result of this investment we have satisfied the minimum offering requirements in all states except Ohio, Pennsylvania and Tennessee. All of the Sponsor’s subscription proceeds have been released from the escrow account maintained by our third-party escrow agent. Together with the Sponsor’s August 25, 2011 purchase of 20,000 shares of our common stock for $10.00 per share, or an aggregate purchase price of $200,000, made in connection with our formation, the Sponsor has invested $2,200,000 and received approximately 242,222 shares of the Company’s common stock.

On November 6, 2012, the Company acquired from an unaffiliated third party, through five wholly owned subsidiaries formed for this purpose, a fee simple interest in five single-tenant properties for $6,680,920, before closing costs and prorations. The Company funded the purchase price through a loan secured by a first priority mortgage on each of the properties in an aggregate principal amount of $3,340,450 and a mezzanine loan in an aggregate principal amount of $3,340,460. Our Sponsor has fully and unconditionally guaranteed payment and performance of the mezzanine loan. The Company did not any fees or other consideration to the Sponsor for this guarantee. In connection with the acquisition, the Company is obligated to pay the Business Manager an acquisition fee of approximately $100,000. The Company expects to pay this fee during the fourth quarter of 2012.

On November 30, 2012, our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on December 1, 2012 through the close of business on December 31, 2012.  Distributions for record dates in December 2012 will equal a daily amount that, if paid each day for a 366-day period, would equal a 6.0% annualized rate based on a purchase price of $10.00 per share, calculated at a rate of $0.001639344 per share per day. Distributions will be paid monthly in arrears.  Accordingly, distributions declared for the month of December will be paid on January 2, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets and investments in commercial mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. If we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us because the counterparty may not perform. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We will seek to manage the market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. There is no assurance we will be successful.

With regard to variable rate financing, our Business Manager will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our Business Manager will maintain risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of September 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors set forth in our Registration Statement filed on Form S-11, as amended.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2012, our Registration Statement on Form S-11 (File No. 333-176775), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The Offering commenced on October 18, 2012 and is ongoing.

We are offering a minimum of 200,000 shares and a maximum of 150,000,000 shares at a price of $10.00 per share on a “best efforts” basis. We also are offering up to 30,000,000 shares at a purchase price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan. We reserve the right to reallocate the shares offered between our best efforts offering and the distribution reinvestment plan.

As of September 30, 2012, we have not sold any securities in our initial offering nor have we incurred any expenses in connection with the issuance and distribution of the registered securities.

On August 25, 2011, we issued 20,000 shares of our common stock for $10.00 per share, or an aggregate purchase price of $200,000, to our Sponsor in connection with our formation. No sales commission or other consideration was paid in connection with the sale. The sale was consummated without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration set forth in Section 4(2) of the Act as transactions not involving any public offering.

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Form 10-Q are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to, or with, you. Moreover, these representations, warranties and covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

	/s/ JoAnn M. McGuinness		/s/ David Z. Lichterman
By:	JoAnn M. McGuinness	By:	David Z. Lichterman
	President and principal executive officer		Treasurer and principal financial officer
Date:	December 3, 2012	Date:	December 3, 2012

Exhibit Index

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

3.2	Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2012 (file number 333-176775))

4.1	Distribution Reinvestment Plan(incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

4.2	Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2012 (file number 333-176775))

10.1	License Agreement, by and between The Inland Real Estate Group, Inc. and Inland Real Estate Income Trust, Inc., effective as of August 24, 2011 (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 25, 2012 (file number 333-176775))

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the Securities and Exchange Commission on December 3, 2012, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholder’s Equity, (iv) Statements of Cash Flows (v) Notes to Financial Statements (tagged as blocks of text) (1)

*	Filed as part of this Quarterly Report on Form 10-Q.

(1)	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.