Form 10-K
period 2012-12-31
Inland Real Estate Income Trust, Inc.
filed 2013-04-01
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 333-176775

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

630-218-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

While there is no established market for the registrant’s shares of common stock, the registrant currently is conducting an offering of its shares of common stock pursuant to a registration statement on Form S-11. In its primary offering, the registrant is selling shares of its common stock for $10.00 per share, with discounts available for certain categories of purchasers. There were no shares held by non-affiliates as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter). As of March 27, 2013, there were 682,659 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2013, into Part III of this Form 10-K to the extent stated herein.

INLAND REAL ESTATE INCOME TRUST, INC.

PART I

Item 1. Business

General

Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company”, “we”, “our” or “us”) was incorporated on August 24, 2011 as a Maryland corporation. We were formed to acquire, directly or indirectly, a diversified portfolio of commercial real estate located throughout the United States. We will focus primarily on retail properties, office buildings, multi-family properties and industrial/distribution and warehouse facilities.  We may acquire these properties directly or through joint ventures.  We also may invest in real estate-related equity securities as well as commercial mortgage-backed securities. Effective January 25, 2012, the Company changed its name from “Inland Core Assets Real Estate Trust, Inc.” to “Inland Monthly Income Trust, Inc.”, and effective March 23, 2012, the Company changed its name from “Inland Monthly Income Trust, Inc.” to “Inland Real Estate Income Trust, Inc.” Our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” is a subsidiary of The Inland Group, Inc. Various affiliates of our Sponsor are involved in our business. We are externally managed and advised by IREIT Business Manager & Advisor, Inc. referred to herein as our “Business Manager,” a wholly owned subsidiary of our Sponsor. Our Business Manager is responsible for overseeing and managing our day-to-day operations. Our properties are managed by Inland National Real Estate Services, LLC, referred to herein as our “Real Estate Managers,” a wholly owned subsidiary of our Sponsor.

On October 18, 2012 we commenced our initial public offering, referred to herein as the “Offering.” We are offering 150,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation, or “Inland Securities,” our dealer manager, a wholly owned subsidiary of our Sponsor. “Best efforts” means that Inland Securities is not obligated to purchase any specific number or dollar amount of shares. We also are offering up to 30,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan (“DRP”). In each case, the offering price was determined by our board of directors. We reserve the right to reallocate the shares offered between our “best efforts” offering and the distribution reinvestment plan. We expect that shares of our common stock will be issued in book entry form only. As of December 31, 2012, we had issued a total of 276,238.889 shares through the Offering. Through the Offering, we had raised a total of approximately $2,523,150 of gross offering proceeds as of December 31, 2012.

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

The Company is authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year under the share repurchase program (“SRP”), if requested, and if the Company chooses to repurchase them. Subject to funds being available, the Company will limit the number of shares repurchased during any consecutive twelve month period to 5% of the number of shares outstanding at the beginning of that twelve month period. Funding for the SRP will come from proceeds the Company receives from the DRP. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined, the Company is authorized to use any funds to complete the repurchase, and neither the one year holding period, the limit regarding funds available from the DRP, nor the 5% limit will apply. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may at any time amend, suspend or terminate the SRP.

At December 31, 2012, we owned 13 retail properties collectively totaling 298,095 square feet and all of the properties were 100% occupied. The fiscal year-end of the Company is December 31.

Segment Data

We currently view our real estate portfolio as one business segment in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, we did not report any other segment disclosure in 2012. As we acquire additional properties in the future, we anticipate adding business segments and related disclosures when the segments become more significant. Information related to our business segment for the year 2012 is set forth in Note 11 to our financial statements in Item 8 of this annual report on Form 10-K.

Tax Status

The Company did not have material operations and had an operating loss of approximately $1.1 million during the tax year ended December 31, 2012. We intend to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2013, our first year of material operations. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its stockholders. Subsequently, if the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

Competition

We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. Some of these competitors, including larger REITs, have substantially greater financial resources than we do and generally enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Employees

We do not have any employees. In addition, all of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for their service rendered to us. We neither separately compensate our executive officers for their service as officers, nor do we reimburse either our Business Manager or Real Estate Managers for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or its affiliates or our Real Estate Managers; provided that, for these purposes, the secretaries of our Company and the Business Manager are not considered “executive officers.”

Conflicts of Interest

Certain persons performing services for our Business Manager and Real Estate Managers are employees of IREIC or its affiliates, and may also perform services for its affiliates and other IREIC-sponsored entities. These individuals face competing demands for their time and services and may have conflicts in allocating their time between our business and assets and the business and assets of these other entities. IREIC also may face a conflict of interest in allocating personnel and resources among these entities. In addition, conflicts exist to the extent that we acquire properties in the same geographic areas where properties owned by other IREIC-sponsored programs are located. In these cases, a conflict may arise in the acquisition or leasing of properties if we and another IREIC-sponsored program are competing for the same properties or tenants in negotiating leases, or a conflict may arise in connection with the resale of properties if we and another IREIC-sponsored program are selling similar properties at the same time.

Our charter contains provisions setting forth our ability to engage in certain related party transactions. Our board of directors reviews all of these transactions and, as a general rule, any related party transactions must be approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction. Further, we may not engage in certain transactions with entities sponsored by, or affiliated with, IREIC unless a majority of our board of directors, including a majority of our independent directors, finds the transaction to be fair and reasonable and on terms no less favorable to us than those from an unaffiliated party under the same circumstances. Our board has adopted a conflicts of interest policy prohibiting us from engaging in the following types of transactions with IREIC-affiliated entities:

•	purchasing real estate assets from, or selling real estate assets to, any IREIC-affiliated entities (excluding circumstances where an entity affiliated with IREIC, such as Inland Real Estate Acquisitions, Inc. (“IREA”), who from time to time may enter into a purchase agreement to acquire a property and then assigns the purchase agreement to us);
•	making loans to, or borrowing money from, any IREIC-affiliated entities (this excludes expense advancements under existing agreements and the deposit of monies in any banking institution affiliated with IREIC); and
•	investing in joint ventures with any IREIC-affiliated entities.

This policy does not impact agreements or relationships between us and IREIC and its affiliates, including, for example, agreements with our Business Manager or Real Estate Managers or Inland Securities that relate to the day-to-day management of our business or our Offering.

Environmental Matters

As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions. We do not believe that our existing portfolio as of December 31, 2012 will require us to incur material expenditures to comply with these laws and regulations.

Executive Officers

The following sets forth certain information with regard to our executive officers as of December 31, 2012:

Daniel L. Goodwin, age 69, has been director and chairman of the board since July 2012;

JoAnn M. McGuinness, age 38, has been director, president and chief operating officer since August 2011;

Roberta S. Matlin, age 68, has been vice president since August 2011;

David Z. Lichterman, age 52, has been treasurer and chief accounting officer since July 2012; and

Cathleen M. Hrtanek, age 36, has been secretary since August 2011.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, by responding to requests addressed to our customer relations group, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports on our website, www.inlandincometrust.com. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Certifications

We have filed with the SEC the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this annual report on Form 10-K.

Item 1A. Risk Factors

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our stockholders. Potential investors and our stockholders may be referred to as “you” or “your” in this Item 1A, “Risk Factors,” section.

Risks Related to Our Business

We have a limited operating history, and the prior performance of programs sponsored by IREIC should not be used to predict our future results.

We are newly formed with a limited operating history subject to all of the risks, uncertainties and difficulties frequently encountered by other newly formed companies with similar objectives. We and our Business Manager must, among other things:

▪	identify and acquire real estate assets consistent with our investment strategies;

▪	increase awareness of the Inland Real Estate Income Trust, Inc. name within the investment products market;

▪	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations; and

▪	continue to build and expand our operations structure to support our business.

We have incurred net losses on a U.S. GAAP basis for the period ended December 31, 2012.

We have incurred a net loss on a U.S. GAAP basis for the period ended December 31, 2012. Our losses can be attributed, in part, to startup costs and expenses incurred while we increased the size of our portfolio. In addition, depreciation and amortization reduced our net income on a U.S. GAAP basis. If we incur net losses in the future, our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders may be materially and adversely affected. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of an investor’s investment could decline substantially. We were formed in August 2011 and, as of December 31, 2012, had acquired 13 retail properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The amount and timing of distributions, if any, may vary. We may pay distribution from sources other than cash flow from operations, including the net offering proceeds of our current offering.

There are many factors that can affect the availability and timing of cash distributions paid to our stockholders such as our ability to buy, and earn positive yields on, assets, our operating expense levels, as well as many other variables. We may not generate sufficient cash flow from operations to pay any distributions to our stockholders. The actual amount and timing of distributions, if any, will be determined by our board of directors in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions. Actual cash available for distribution may vary substantially from estimates made by our board. In addition, to the extent we invest in development or redevelopment projects, or in real estate assets that have significant capital requirements, our ability to make distributions may be negatively impacted, especially while we are raising capital and acquiring real estate assets.

If we cannot generate sufficient cash flow from operations, determined in accordance with GAAP, to fully fund distributions during any given period, some or all of our distributions for any period may be paid from retained cash flow, from borrowings, from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our offering. We have not limited the amount of monies from any of these sources that may be used to fund distributions. Distributions from these sources reduce the amount of money available to invest in real estate assets.

Our Business Manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee.

From time to time, IREIC or its affiliates have forgone or deferred a portion of the business management fee due them from the other REITs previously sponsored by IREIC to ensure that the particular REIT generated sufficient cash from operating activities to pay distributions. In addition, from time to time, IREIC or its affiliates have contributed monies to the other IREIC-sponsored REITs to fund distributions. In each case, IREIC or its affiliates determined the amounts that would be forgone, deferred or contributed in its or their sole discretion.

Likewise, we may fund distributions from, among other things, advances or contributions from our Business Manager or IREIC or from the cash retained by us in the case that our Business Manager defers, accrues or waives all, or a portion, of its business management fee, or waives its right to be reimbursed for certain expenses. Neither our Business Manager nor IREIC has any obligation to provide us with advances or contributions, and our Business Manager is not obligated to defer, accrue or waive any portion of its business management fee or reimbursements. Further, there is no assurance that any of these other sources will be available to fund distributions.

There is no public market for our shares, and our stockholders may not be able to sell their shares under our share repurchase program and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.

There is no established public market for our shares and no assurance that one may develop. Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading by a specified date. Our board does not anticipate evaluating a liquidity event, including a listing on a national securities exchange, until at least 2017. There is no assurance the board will pursue a listing or other liquidity event at that time or at any other time in the future. In addition, even if our board decides to seek a listing of our shares of common stock, there is no assurance that we will satisfy the listing requirements or that our shares will be approved for listing. Further, our charter limits any person or group from owning more than 9.8% in value of our outstanding stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding common stock without prior approval of our board.

Moreover, our share repurchase program contains numerous restrictions that limit our stockholders' ability to sell their shares, including those relating to the number of shares of our common stock that we can repurchase at any time and limiting the funds we will use to repurchase shares pursuant to the program. Under the program, as may be amended from time to time, we may make ordinary repurchases, as defined in the plan, at the following prices:

•	92.5% of the share price for stockholders who have owned their shares continuously for at least one year, but less than two years;

•	95% of the share price for stockholders who have owned their shares continuously for at least two years, but less than three years;

•	97.5% of the share price for stockholders who have owned their shares continuously for at least three years, but less than four years; and

•	100% of the share price for stockholders who have owned their shares continuously for at least four years.

Additionally for exceptional repurchases, as defined in the plan, we may repurchase shares at a repurchase price equal to 100% of the share price. For purposes of our share repurchase program, “share price” has the following meaning:

a)	prior to the date that we first disclose through an applicable public filing an estimated value per share that is not based solely on the offering price of the shares in our most recent “best efforts” offering, referred to herein as the “valuation date,” the share price will be equal to the offering price of our shares in our most recent “best efforts” offering, which is referred to herein as the “offering price.” However, if we have sold properties or other assets and have made one or more special distributions to stockholders of all or a portion of the net proceeds from the sales, the share price prior to the valuation date will be equal to the offering price less the amount of net sale proceeds per share that constitute a return of capital distributed to stockholders as a result of the sales. Further, in the event that the stockholder requesting repurchase purchased his, her or its shares from us at a price that was less than the offering price, including at a discounted price through the DRP, the share price applicable to those shares prior to the valuation date will be equal to the per share price paid by that stockholder for those shares requested to be repurchased, further reduced, if applicable, by distributions of net sales proceeds, as set forth in the preceding sentence; and

b)	after the valuation date, the share price will be equal to the lesser of (1) the share price determined in paragraph (a) above or (2) the most recently disclosed estimated value per share, as determined by our board, our Business Manager or another firm that we have chosen for that purpose.

We may make ordinary repurchases only if we have sufficient funds available to complete the repurchase. In any given calendar month, we are authorized to use only the proceeds from our distribution reinvestment plan during that month to make ordinary repurchases; provided that, if we have excess funds from our DRP during any particular month, we may, but are not obligated to, carry those excess funds to the subsequent calendar month for the purpose of making ordinary repurchases. Subject to funds being available, in the case of ordinary repurchases, we will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In the event that we determine not to repurchase all of the shares presented during any month, including as a result of having insufficient funds or satisfying the 5% limit, to the extent we decide to repurchase shares, shares will be repurchased on a pro rata basis up to the limits described above. Any stockholder whose ordinary repurchase request has been partially accepted in a particular calendar month will have the remainder of his or her request included with all new repurchase requests we have received in the immediately following calendar month, unless he or she chooses to withdraw that request. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

In the case of exceptional repurchases, we may repurchase shares upon the death of a stockholder who is a natural person, including shares held by the stockholder through a trust, or an IRA or other retirement or profit-sharing plan, after receiving a written request from (1) the estate of the stockholder, (2) the recipient of the shares through bequest or inheritance, even where the recipient has registered the shares in his or her own name or (3) in the case of the death of a settlor of a trust, the beneficiary of the trust, even where the beneficiary has registered the shares in his or her own name. We must, however, receive the written request within one year after the death of the stockholder. If spouses are joint registered holders of shares, the request to repurchase the shares may be made if either of the registered holders dies. If the stockholder is not a natural person, such as a partnership, corporation or other similar entity, the right to an exceptional repurchase upon death does not apply. We are authorized to use any funds to make exceptional repurchases. Further, the 5% limit described above will not apply to exceptional repurchases.

Moreover, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our share repurchase program. Further, our board reserves the right in its sole discretion to change the repurchase prices or reject any requests for repurchases. Any amendments to, or suspension or termination of, the share repurchase program may restrict or eliminate your ability to have us repurchase your shares and otherwise prevent you from liquidating your investment. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of the share repurchase program and our stockholders may not be able to sell any of their shares of common stock back to us. As a result of these restrictions and circumstances, the ability of our stockholders to sell their shares should they require liquidity is significantly restricted. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share repurchase program, they may be forced to do so at a discount to the purchase price such stockholders paid for their shares.

Our charter authorizes us to issue additional shares of stock, which may reduce the percentage of our common stock owned by our other stockholders, subordinate stockholders’ rights or discourage a third party from acquiring us.

Existing shareholders do not have preemptive rights to purchase any shares issued by us in the future. Our charter authorizes us to issue up to 1,500,000,000 shares of capital stock, of which 1,460,000,000 shares are classified as common stock and 40,000,000 shares are classified as preferred stock. We may, in the sole discretion of our board:

▪	sell additional shares in our current offering or any future offerings including pursuant to the DRP;

▪	issue equity interests in a private offering of securities;

▪	classify or reclassify any unissued shares of common or preferred stock by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, or terms or conditions of redemption of the stock;

▪	amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue; or

▪	issue shares of our capital stock in exchange for properties.

Future issuances of common stock will reduce the percentage of our outstanding shares owned by our other stockholders. Further, our board of directors could authorize the issuance of stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

Market disruptions may adversely impact many aspects of our operating results and operating condition.

The financial and real estate markets have undergone pervasive and fundamental disruptions in the last few years. The disruptions may have an adverse impact on the availability of credit to businesses generally, and real estate in particular, and could lead to weakening of the U.S. and global economies. The availability of debt financing secured by commercial real estate could decline as a result of tightened underwriting standards. Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our real estate assets are located, including the dislocations in the credit markets and general global economic recession. Economic conditions may also impact the ability of certain of our tenants to satisfy rental payments under existing leases. Specifically, these conditions may have the following consequences:

▪	the financial condition of our tenants may be adversely affected, which may result in us having to reduce rental rates in order to retain the tenants;

▪	an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;

▪	credit spreads for major sources of capital may widen if stockholders demand higher risk premiums or interest rates could increase, due to inflationary expectations, resulting in an increased cost for debt financing;

▪	our ability to borrow on terms and conditions that we find acceptable may be limited, which could result in our assets generating lower overall economic returns and a reduced level of cash flow from what was anticipated at the time we acquired the asset, which could potentially impact our ability to make distributions to our stockholders, or pursue acquisition opportunities, among other things;

▪	a reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, and reduce the loan to value ratio upon which lenders are willing to lend;

▪	the value of certain of our real estate assets may decrease below the amounts we pay for them, which would limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by these assets and could reduce our ability to finance our business;

▪

the value and liquidity of short-term investments, if any, could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for these investments or other factors; and

▪	one or more counterparties to derivative financial instruments that we may enter into could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments.

We may suffer from delays in selecting, acquiring and developing suitable assets.

Regardless of the amount of capital we raise or borrow, we may experience delays in deploying our capital into assets or in realizing a return on the capital we invest.  The more money we raise in this offering, the more important it will be to invest the net offering proceeds promptly. We could suffer from delays in locating suitable investments as a result of competition in the relevant market, regulatory requirements such as those imposed by the SEC which require us to provide audited financial statements for certain significant acquisitions and our reliance on IREA and other affiliates of IREIC to locate suitable investments for us at times when those entities are simultaneously seeking to locate suitable investments for other IREIC-sponsored programs.  We also may experience delays as a result of negotiating or obtaining the necessary purchase documentation to close an acquisition. Further, our investments may not yield immediate returns, if at all.

We also may invest the net proceeds we receive from this offering in short-term, highly-liquid but very low yield investments. These yields will be less than the distribution yield paid to stockholders, requiring us to earn a greater return from our other investments to make up for this “negative spread.” There is no assurance we will be able to do so.  Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay expenses or to acquire real estate assets instead of funding distributions with these amounts.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.

Our charter requires our independent directors to review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for implementing them, and our other objectives, policies and procedures may be altered by a majority of the directors (which must include a majority of the independent directors), without the approval of our stockholders. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

Actions of our joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties. Our organizational documents do not limit the amount of funds that we may invest in these joint ventures.  We intend to develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. The venture partners may share certain approval rights over major decisions and these investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

▪	the current economic conditions make it more likely that our partner in an investment may become bankrupt, which would mean that we and any other remaining partner would generally remain liable for the entity’s liabilities;

▪	that our partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals, and we may not agree on all proposed actions to certain aspects of the venture;

▪	that our partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our objective to qualify as a REIT;

▪	that, if our partners fail to fund their share of any required capital contributions, we may be required to contribute that capital;

▪	that venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

▪	that our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the agreements and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase these interests or assets at an above-market price to continue ownership;

▪	that disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business; and

▪	that we may in certain circumstances be liable for our partner’s actions.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.

The Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. Through 2013, the FDIC is insuring up to $250,000 per depositor per insured bank account. At December 31, 2012, we had cash and cash equivalents exceeding these federally insured levels. If the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

We rely on IREIC and its affiliates and subsidiaries to manage and conduct our operations including our “best efforts” offering. Any material adverse change in IREIC’s financial condition or our relationship with IREIC could have a material adverse effect on our business and ability to achieve our investment objectives.

We depend on IREIC and its affiliates and subsidiaries to manage and conduct our operations including our “best efforts” offering. IREIC, through one or more of its affiliates or subsidiaries, owns and controls our dealer manager, Business Manager and Real Estate Managers.  IREIC has sponsored numerous public and private programs and through its affiliates or subsidiaries have provided offering, asset, property and other management and ancillary services to these entities. From time to time, IREIC or the applicable affiliate or subsidiary has waived fees or made capital contributions to support these public or private programs. IREIC or its applicable affiliates or subsidiaries may waive fees or make capital contributions in the future. Further, IREIC and its affiliates or subsidiaries may from time to time be parties to litigation or other claims arising from sponsoring these entities or providing these services. As such, IREIC and these other entities may incur  costs, liabilities or other expenses arising from litigation or claims that are either not reimbursable or not covered by insurance. Future waivers of fees, additional capital contributions or costs, liabilities or other expenses arising from litigation or claims could have a material adverse effect on IREIC’s financial condition and ability to fund our Business Manager or Real Estate Managers to the extent necessary.

If our Business Manager or Real Estate Managers lose or are unable to obtain key personnel, our ability to implement our investment strategies could be hindered.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Business Manager and Real Estate Managers. Neither we nor our Business Manager or Real Estate Managers has employment agreements with these persons, and we cannot guarantee that all, or any particular one, will remain affiliated with us or with them. If any of the key personnel of our Business Manager or Real Estate Managers were to cease their affiliation with our Business Manager or Real Estate Managers, respectively, our results and ability to pursue our business plan could suffer.  Further, we do not intend to separately maintain “key person” life insurance that would provide us with proceeds in the event of death or disability of these persons. We believe our future success depends, in part, upon the ability of our Business Manager or Real Estate Managers to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our Business Manager or Real Estate Managers will be successful in attracting and retaining skilled personnel. If our Business Manager or Real Estate Managers loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment could decline.

If we internalize our management functions, we may be unable to retain key personnel.

At some point in the future, we may consider internalizing the functions performed for us by our Business Manager.  Even if we internalize our management functions, we may not be able to hire certain key employees of the Business Manager and its affiliates, even if we are allowed to offer them positions with our company.  Failure to hire or retain key personnel could result in increased costs and deficiencies in our disclosure controls and procedures or our internal control over financial reporting. These deficiencies could cause us to incur additional costs and divert management’s attention from most effectively managing our investments.

If we seek to internalize our management functions other than as provided for under our business management agreement, we could incur greater costs and lose key personnel.

Our board may decide that we should pursue an internalization by hiring our own group of executives and other employees or entering into an agreement with a third party, such as a merger, instead of by transitioning the services performed by, and hiring the persons providing services for, our Business Manager. The costs that we would incur in this case are uncertain and may be substantial.  Further, we would lose the benefit of the experience of our Business Manager.

Further, if we seek to internalize the functions performed for us by our Real Estate Managers, the purchase price will be separately negotiated by our independent directors, or a committee thereof, and will not be subject to the transition procedures described in our business management agreement.

As an “emerging growth company,” we are permitted to rely on exemptions from certain reporting and disclosure requirements, which may make our future public filings different than that of other public companies.

We are an “emerging growth company” as defined in the recently enacted JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. As an emerging growth company, we are permitted to rely on exemptions from certain reporting and disclosure requirements. We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.  For so long as we remain an emerging growth company, we will not be required to:

▪	have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

▪	submit certain executive compensation matters to stockholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

▪	disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

If we choose to take advantage of any or all of these reduced hurdles, the information that we provide you in our future public filings may be different than that of other public companies.  The exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies.  In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company.  We are currently evaluating and monitoring developments with respect to these new rules and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies.  This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.  We have elected to opt out of this transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies.  This election is irrevocable.

Your return on your investment in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act.

The company intends to engage primarily in the business of investing in real estate and is not registered, and does not intend to register itself or any of its subsidiaries, as an investment company under the Investment Company Act.  If we become obligated to register the company or any of its subsidiaries as an investment company, the registered entity would have to comply with substantial regulation under the Investment Company Act with respect to capital structure (including the registered entity’s ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters.  Compliance with the Investment Company Act would limit our ability to make certain investments and require us to significantly restructure our operations and business plan.  The costs we would incur and the limitations that would be imposed on us as a result of such compliance and restructuring would negatively affect the value of our common stock, our ability to make distributions and the sustainability of our business and investment strategies.

We believe that neither we nor any subsidiaries we may own will fall within the definition of an investment company under Section 3(a)(1) of the Investment Company Act because we intend to primarily engage in the business of investing in real property, through our wholly or majority owned subsidiaries, each of which we expect to have at least 60% of their assets in real property.  The company intends to conduct its operations, directly and through wholly or majority-owned subsidiaries, so that none of the company and its subsidiaries is registered or will be required to register as an investment company under the Investment Company Act.  Section 3(a)(1) of the Investment Company Act, in relevant part, defines an investment company as (i) any issuer that is, or holds itself out as being, engaged primarily in the business of investing, reinvesting or trading in securities, or (ii) any issuer that is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns, or proposes to acquire, “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” The term “investment securities” generally includes all securities except government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.  We and our subsidiaries intend to be primarily engaged in the business of investing in real property and, as such, expect to fall outside of the definition of an investment company under Section 3(a)(1)(A) of the Investment Company Act.  We also intend to conduct our operations and the operations of our subsidiaries so that each complies with the 40% test.

Accordingly, we believe that neither the company nor any of its wholly and majority-owned subsidiaries will be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act.  If the company or any of its wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act.  To rely upon Section 3(c)(5)(C) of the Investment Company Act as it has been interpreted by the SEC staff, an entity would have to invest at least 55% of its total assets in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate investments” and maintain an additional 25% of its total assets in qualifying real estate investments or other real estate-related assets.  The remaining 20% of the entity’s assets can consist of miscellaneous assets.  These criteria may limit what we buy, sell and hold.

We will classify our assets for purposes of Section 3(c)(5)(C) based in large measure upon no-action letters issued by the SEC staff and other interpretive guidance provided by the SEC and its staff.  The no-action positions are based on factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage-backed securities, other mortgage-related instruments, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets, and therefore, we may need to limit our investments in these types of assets.  The SEC or its staff may not concur with the way we classify our assets. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may cause us to no longer be in compliance with the exemption from the definition of an “investment company” provided by Section 3(c)(5)(C) and may force us to re-evaluate our portfolio and our investment strategy.  For example, on August 31, 2011 the SEC issued a concept release and request for comments regarding the Section 3(c)(5)(C) exemption (Release No. IC-29778) in which it contemplated the possibility of issuing new rules or providing new interpretations of the exemption that might, among other things, define the phrase “liens on and other interests in real estate” or consider sources of income in determining a company’s “primary business.”  To the extent that the SEC or its staff provides more specific or different guidance, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

A change in the value of any of our assets could cause us to fall within the definition of “investment company” and negatively affect our ability to be free from registration and regulation under the Investment Company Act.  To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain.  Sales may be required during adverse market conditions, and we could be forced to accept a price below that which we would otherwise consider appropriate.  In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.  Any such selling, acquiring or holding of assets driven by Investment Company Act considerations could negatively affect the value of our common stock, our ability to make distributions and the sustainability of our business and investment strategies, which may have a material adverse effect on our business, results of operations and financial condition.

If we were required to register the company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Related to Investments in Real Estate

There are inherent risks with real estate investments.

Investments in real estate assets are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly sold, limiting our ability to promptly vary our portfolio in response to changing economic, financial and investment conditions. Investments in real estate assets also are subject to adverse changes in general economic conditions which, for example, reduce the demand for rental space.

Among the factors that could impact our real estate assets and the value of an investment in us are:

▪	local conditions such as an oversupply of space or reduced demand for properties of the type that we seek to acquire;

▪	inability to collect rent from tenants;

▪	vacancies or inability to rent space on favorable terms;

▪	inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;

▪	adverse changes in the laws and regulations applicable to us;

▪	the relative illiquidity of real estate investments;

▪	changing market demographics;

▪	an inability to acquire and finance real estate assets on favorable terms, if at all;

▪	acts of God, such as earthquakes, floods or other uninsured losses; and

▪	changes or increases in interest rates and availability of financing.

In addition, periods of economic slowdown or recession, or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or increased defaults under existing leases.

Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.

U.S. and international financial markets are volatile due to a combination of many factors, including decreasing real estate values, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets will recover, the value of any properties we acquire may decline if current market conditions persist or worsen.

In addition, we are subject to the risks generally incident to the ownership of real estate assets.  For example, even though we may purchase assets at a discount from historical cost or market value due to, among other things, substantial deferred maintenance, abandonment, undesirable location or market, or poorly structured financing of the real estate or debt instruments underlying the assets, there is no assurance that we will be able to overcome these factors.  All of these factors could further decrease the value of real estate assets.

Further, irrespective of the instability the financial markets may have on the return produced by real estate assets, the evolving efforts to correct the instability make the valuation of these assets highly unpredictable. The fluctuation in market conditions makes judging the future performance of these assets difficult. The real estate assets we acquire may substantially decline in value, which would, among other things, negatively impact our ability to finance or refinance debt secured by these assets or earn positive returns on these assets, and may require us to write down or impair the value of these assets, which would have a negative impact on our results of operations and ability to pay or sustain distributions.

We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.

We own 13 properties located in four states. We compete with numerous developers, owners and operators of commercial properties, many of which own properties similar to, and in the same market areas as, our properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants and retain existing tenants when their leases expire. Also, if our competitors develop additional properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.

We depend on tenants for the majority of our revenue from real property investments, and lease terminations or the exercise of any co-tenancy rights will adversely affect our operations.

Any defaults on lease payment obligations by a tenant will cause us to lose the revenue associated with the relevant lease.  If these defaults become significant, we will be forced to use other funds to make payments on the mortgage indebtedness secured by the impacted property to prevent a foreclosure action.  If a tenant defaults, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment.  In addition, if a tenant at a single-user facility, which has been designed or built primarily for a particular tenant or a specific type of use, fails to renew its lease or defaults on its lease obligations, we may not be able to release to a new tenant, if at all, without making substantial capital improvements or incurring other significant costs.

Further, with respect to any retail properties we acquire, we may enter into leases containing co-tenancy provisions. These provisions allow a tenant to exercise certain rights if, among other things, another tenant fails to open for business, delays its opening or ceases to operate, or if a percentage of the property’s gross leasable space or a particular portion of the property is not leased or subsequently becomes vacant. A tenant exercising co-tenancy rights may be able to stop paying rent, or reduce its rental payment, reduce its share or the amount of its payments of common area operating expenses and property taxes or cancel its lease.

Certain of our tenants generated a significant portion of our revenue, and rental payment defaults by this significant tenant could adversely affect our results of operations.

As of December 31, 2012, approximately 47.4%, 40.0% and 12.6% of our consolidated annualized base rental revenue was generated from leases with Dolgencorp, LLC, a subsidiary of Dollar General Corporation, L.A. Fitness and Sam’s Club, respectively. Dollar General Corporation has guaranteed all rents and other sums due under each lease with Dolgencorp, LLC in the event that Dolgencorp, LLC defaults. As a result of the concentration of revenue generated from these properties, if any of these tenants were to cease paying rent or fulfilling their other monetary obligations, or if Dollar General Corporation did not fulfill its obligations under the guarantee, we could have significantly reduced rental revenues or higher expenses until the default was cured or the properties were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms, if at all.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

Tenants at our properties may experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. The retail sector in particular has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in a particular geographic area, our operating results are likely to be impacted by economic changes affecting the real estate markets in that area.  Your investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.

Inflation may adversely affect our financial condition and results of operations.

Increases in the rate of inflation may adversely affect our net operating income from leases with stated rent increases or limits on the tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time.  Inflation could also have an adverse effect on consumer spending, which may impact our tenants’ sales and, with respect to those leases including percentage rent clauses, our average rents.

We may be restricted from re-leasing space at our retail properties.

Leases with retail tenants may contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property.

The majority of our real estate investments may include single-tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.

As of December 31, 2012, 92% of our properties were single-tenant properties. Single-tenant properties are relatively illiquid compared to other types of real estate and financial assets, which will further limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. Moreover, as the current lease nears expiration, it may be difficult to sell the property on terms and conditions that we consider favorable, if at all.  In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower unless we make substantial capital investments.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we have acquired multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our Business Manager and Real Estate Managers in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties.  We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on real property.  Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

Short-term leases may expose us to the effects of declining market rent.

Certain types of the properties we may acquire, such as multi-family properties, typically have short term leases with tenants.  There is no assurance that we will be able to renew these leases as they expire or attract replacement tenants on comparable terms, if at all.  Therefore, the returns we earn on this type of investment may be more volatile than the returns generated by properties with longer term leases.

We will not own or control the land in any ground lease properties that we may acquire.

We may acquire property on land owned by a third party known as a “leasehold interest.” Although we will have a right to use the property, we do not retain fee ownership in the underlying land. Accordingly, we will have no economic interest in the land or building at the expiration of the leasehold interest. As a result, we will not share in any increase in value of the land associated with the underlying property. Further, because we do not control the underlying land, the lessor could take certain actions to disrupt our rights in the property or our tenants’ operation of the properties.

We may be unable to sell assets if or when we decide to do so.

Qualifying as a REIT and avoiding registration under the Investment Company Act as well as many other factors, such as general economic conditions, the availability of financing, interest rates and the supply and demand for the particular asset type, may limit our ability to sell real estate assets. These factors are beyond our control. We cannot predict whether we will be able to sell any real estate asset on favorable terms and conditions, if at all, or the length of time needed to sell an asset.

Sale leaseback transactions may be recharacterized in a manner unfavorable to us.

We may from time to time enter into a sale leaseback transaction where we purchase a property and then lease the property to the seller. The transaction may, however, be characterized as a financing instead of a sale in the case of the seller’s bankruptcy. In this case, we would not be treated as the owner of the property but rather as a creditor with no interest in the property itself. The seller may have the ability in a bankruptcy proceeding to restructure the financing by imposing new terms and conditions. The transaction also may be recharacterized as a joint venture. In this case, we would be treated as a joint venturer with liability, under some circumstances, for debts incurred by the seller relating to the property.

Operating expenses may increase in the future and to the extent these increases cannot be passed on to our tenants, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for fuel, utilities, labor, building materials and insurance are not fixed and may increase in the future.  Unless specifically provided for in a lease, there is no guarantee that we will be able to pass these increases on to our tenants. To the extent these increases cannot be passed on to our tenants, any increases would cause our cash flow and our operating results to decrease, which could have a material adverse effect on our ability to pay or sustain distributions.

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow certain tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our facilities and could result in our inability to provide services. Accordingly, any interruption or limitation in the provision of these essential services may adversely affect us.

An increase in real estate taxes may decrease our income from properties.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. Generally, from time to time our property taxes will increase as property values or assessment rates change or for other reasons deemed relevant by the assessors.  In fact, property taxes may increase even if the value of the underlying property declines.  An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through the tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our cash flow from operations and our ability to pay distributions.

Potential development and construction delays and resulting increased costs and risks may reduce cash flow from operations.

From time to time we may acquire unimproved real property or properties that are under development or construction. Investments in these properties will be subject to the uncertainties generally associated with real estate development and construction, including those related to re-zoning land for development, environmental concerns of governmental entities or community groups and the developers’ ability to complete the property in conformity with plans, specifications, budgeted costs and timetables. If a developer fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A developer’s performance may also be affected or delayed by conditions beyond the developer’s control. Delays in completing construction could also give tenants the right to terminate leases. We may incur additional risks when we make periodic progress payments or other advances to developers before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to lease-up risks associated with newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

If we contract with a development company for newly developed property, our earnest money deposit made to the development company may not be fully refunded.

We may enter into one or more contracts, either directly or indirectly through joint ventures with third parties, to acquire real property from a development company that is engaged in construction and development of commercial real estate. We may be required to pay a substantial earnest money deposit at the time of contracting with a development entity. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will have only a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. If the development company fails to develop the property or all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason, we may not be able to obtain a refund of our earnest money deposit.

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells the property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.

Uninsured losses or premiums for insurance coverage may adversely affect our returns.

The nature of the activities at certain properties we may acquire will expose us and our tenants or operators to potential liability for personal injuries and, in certain instances, property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. These policies may or may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot provide any assurance that we will have adequate coverage for these losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of the particular asset will likely be reduced by the uninsured loss. In addition, we cannot provide any assurance that we will be able to fund any uninsured losses.

The costs of complying with environmental laws and other governmental laws and regulations may adversely affect us.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. We also are required to comply with various local, state and federal fire, health, life-safety and similar regulations.  Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigating or remediating contaminated properties.  These laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of removing or remediating could be substantial.  In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property or to use the property as collateral for borrowing.

Environmental laws and regulations also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures by us.  Environmental laws and regulations provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. Compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by us.  For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. These requirements could increase the costs of maintaining or improving our existing properties or developing new properties.

We may acquire properties in regions that are particularly susceptible to natural disasters.

We may acquire properties located in geographical areas that are regularly impacted by severe storms, such as hurricanes or tornados, or other natural disasters such as flooding or earthquakes. In addition, according to some experts, global climate change could result in heightened severe weather, thus further impacting these geographical areas.  Natural disasters in these areas may cause damage to our properties beyond the scope of our insurance coverage, thus requiring us to make substantial expenditures to repair these properties and resulting in a loss of revenues from these properties.  Any properties located near either coast will be exposed to more severe weather than properties located inland.  Elements such as salt water and humidity in these areas can increase or accelerate wear on the properties’ weatherproofing and mechanical, electrical and other systems, and cause mold issues over time. As a result, we may incur additional operating costs and expenditures for capital improvements at properties that we acquire in these areas.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

The presence of mold at any of our properties could require us to undertake a costly program to remediate, contain or remove the mold. Mold growth may occur when moisture accumulates in buildings or on building materials. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing because exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. The presence of mold could expose us to liability from our tenants, their employees and others if property damage or health concerns arise.

We may incur significant costs to comply with the Americans With Disabilities Act or similar laws.

Our properties generally are subject to the Americans With Disabilities Act of 1990, as amended, which we refer to as the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. In addition, with respect to any apartment properties, we also must comply with the Fair Housing Amendment Act of 1988, or FHAA, which requires that apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors.

The requirements of the Disabilities Act or FHAA could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We attempt to acquire properties that comply with the Disabilities Act and the FHAA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with these laws. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. We may incur significant costs to comply with these laws.

Terrorist attacks and other acts of violence or war may affect the markets in which we operate, our operations and our profitability.

We may acquire properties located in areas that are susceptible to attack. In addition, any kind of terrorist activity, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could lessen travel by the public, which could have a negative effect on our operations. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.

More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy. Any terrorist incident may, for example, deter people from traveling, which could affect the ability of some of our properties to generate operating income and therefore our ability to pay distributions. Additionally, increased economic volatility could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices.

Risks Associated with Investments in Securities

Through owning real estate-related equity securities, we will be subject to the risks impacting each entity’s assets.

We intend to invest in real estate-related securities. Equity securities are always unsecured and subordinated to other obligations of the issuer. Investments in real estate-related equity securities are subject to the risks associated with investing directly in real estate assets and numerous additional risks including: (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from, among other things, changes in prevailing interest rates in the overall market or related to a specific issuer, as well as changing investor perceptions of the market as a whole, REIT or real estate securities in particular or the specific issuer in question; (3) subordination to the liabilities of the issuer; (4) the possibility that earnings of the issuer may be insufficient to meet its debt service obligations or to pay distributions; and (5) with respect to investments in real estate-related preferred equity securities, the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to redeem the securities. In addition, investments in real estate-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Investing in real estate-related securities will expose our results of operations and financial condition to the factors impacting the trading prices of publicly-traded entities.

Recent market conditions and the risk of continued market deterioration may reduce the value of any real estate-related securities in which we may invest.

Mortgage loans have experienced higher than historical rates of delinquency, foreclosure and loss during the recent dislocations in the world credit markets. These and other related events significantly impacted the capital markets associated not only with mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also the world credit and financial markets as a whole. Investing significant amounts in real estate-related securities, including CMBS, will expose our results of operations and financial condition to the volatility of the credit markets.

Because there may be significant uncertainty in the valuation of, or in the stability of the value of, certain securities holdings, the fair values of these investments might not reflect the prices that we would obtain if we sold these investments. Furthermore, these investments are subject to rapid changes in value caused by sudden developments that could have a material adverse effect on the value of these investments, and cause us to incur impairment charges or unrealized losses.

Investments in CMBS are subject to all of the risks of the underlying mortgage loans and the risks of the securitization process.

CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans. In a changing interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third-party guarantees or other forms of credit support designed to reduce credit risk may not be effective due, for example, to defaults by third party guarantors.

CMBS are also subject to several risks created through the securitization process. Generally, CMBS are issued in classes or tranches similar to mortgage loans. To the extent that we invest in a subordinate class or tranche, we will be paid interest only to the extent that there are funds available after paying the senior class. To the extent the collateral pool includes delinquent loans, subordinate classes will likely not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. Further, the ratings assigned to any particular class of CMBS may prove to be inaccurate. Thus, any particular class of CMBS may be riskier and more volatile than the rating may suggest, all of which may cause the returns on any CMBS investment to be less than anticipated.

Risks Associated with Debt Financing

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

The domestic and international commercial real estate debt markets could become very volatile like recent years as a result of, among other things, the tightening of underwriting standards by lenders and credit rating agencies. This could result in less availability of credit and increasing costs for what is available.  If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.

Further, economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we may make, which could have various negative impacts.  Specifically, the value of collateral securing any loan investment we may make could decrease below the outstanding principal amounts of such loans, requiring us to pledge more collateral.

Borrowings may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans.

We have acquired properties by borrowing new monies in an amount equal to the fair market value of the acquired properties and in some cases with maturity dates within the next twelve months and we may, in some instances, acquire properties by assuming existing financing. We may also borrow money for other purposes to, among other things, satisfy the requirement that we distribute at least 90% of our “REIT annual taxable income,” subject to certain adjustments, or as is otherwise necessary or advisable to assure that we continue to qualify as a REIT for federal income tax purposes. Over the long term, however, payments required on any amounts we borrow reduce the funds available for, among other things, acquisitions, capital expenditures for existing properties or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest on this debt.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount of cash flow from operations available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In such a case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure action and we would not receive any cash proceeds. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate properties. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so. If any mortgage contains cross-collateralization or cross-default provisions, more than one property may be affected by a default.

If we are unable to borrow at favorable rates, we may not be able to acquire new properties.

If we are unable to borrow money at favorable rates, we may be unable to acquire additional real estate assets or refinance existing loans at maturity. Further, we may enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution to you.  Further, during periods of rising interest rates, we may be forced to sell one or more of our properties in order to repay existing loans, which may not permit us to maximize the return on the particular properties being sold.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We have obtained, and may continue to enter into mortgage indebtedness that does not require us to pay principal for all or a portion of the life of the debt instrument. During the period when no principal payments are required, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan is not reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal required during this period. After the interest-only period, we may be required either to make scheduled payments of principal and interest or to make a lump-sum or “balloon” payment at or prior to maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan if we do not have funds available or are unable to refinance the obligation.

Our loan documents may restrict certain aspects of our operations, which could, among other things, limit our ability to make distributions to you.

The terms and conditions contained in certain of our loan documents, including the loan documents for Dollar General Properties (Phase I), Dollar General Properties (Phase II) and Newington Fair Shopping Center, may require us to maintain cash reserves, limit the aggregate amount we may borrow on a secured and unsecured basis, require us to satisfy restrictive financial covenants, prevent us from entering into certain business transactions, such as a merger, sale of assets or other business combination, restrict our leasing operations, require us to obtain consent from the lender to complete transactions or make investments that are ordinarily approved only by our board of directors or impose limits on our ability to pay distributions. In addition, secured lenders may restrict our ability to discontinue insurance coverage on a mortgaged property even though we may believe that the insurance premiums paid to insure against certain losses, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, are greater than the potential risk of loss.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

The terms and conditions contained in certain of our loan documents, including the loan documents for Dollar General Properties (Phase I), Dollar General Properties (Phase II) and Newington Fair Shopping Center may preclude us from pre-paying the principal amount of the loan or could restrict us from selling or otherwise disposing of or refinancing properties. For example, lock-out provisions may prohibit us from reducing the outstanding indebtedness secured by certain of our properties, refinancing this indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness secured by our properties. Lock-out provisions could impair our ability to take other actions during the lock-out period. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of December 31, 2012 we had $14,448,497 or 44% of our total debt that bore interest at variable rates, of which $4,658,497 matures in 2013.

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective.

From time to time, we may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.  There is no assurance that our hedging strategy will achieve our objectives. We may be subject to costs, such as transaction fees or breakage costs, if we terminate these arrangements.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract, increasing the risk that we may not realize the benefits of these instruments.  As a result of the global credit crisis, there is a risk that counterparties could fail, shut down, file for bankruptcy or be unable to pay out contracts. The failure of a counterparty that holds collateral that we post in connection with an interest rate swap agreement could result in the loss of that collateral.

We may be contractually obligated to purchase property even if we are unable to secure financing for the acquisition.

We expect to finance a portion of the purchase price for each property that we acquire. However, to ensure that our offers are as competitive as possible, we do not expect to enter into contracts to purchase property that include financing contingencies. Thus, we may be contractually obligated to purchase a property even if we are unable to secure financing for the acquisition. In this event, we may choose to close on the property by using cash on hand, which would result in less cash available for our operations and distributions to stockholders. Alternatively, we may choose not to close on the acquisition of the property and default on the purchase contract. If we default on any purchase contract, we could lose our earnest money and become subject to liquidated or other contractual damages and remedies.

The total amount we may borrow is limited by our charter.

Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the cost of our assets, unless our board of directors (including a majority of our independent directors) determines that a higher level is appropriate and the excess in borrowing is disclosed to stockholders in our next quarterly report along with the justification for the excess. This limit could adversely affect our business, including:

▪	limiting our ability to purchase real estate assets;

▪	causing us to lose our REIT status if we cannot borrow to fund the monies needed to satisfy the REIT distribution requirements;

▪	causing operational problems if there are cash flow shortfalls for working capital purposes; and

▪	causing the loss of a property if, for example, financing is necessary to cure a default on a mortgage.

Risks Related to Conflicts of Interest

IREIC may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Managers.

We do not have any employees and will rely on persons performing services for our Business Manager and Real Estate Managers and their affiliates to manage our day-to-day operations. Some of these persons, including but not limited to Mr. Goodwin, Ms. McGuinness, Ms. Matlin, Mr. Lichterman, Ms. Hrtanek, Mr. Sajdak and Ms. McNeeley, also provide services to one or more investment programs previously sponsored by IREIC. These individuals face competing demands for their time and service, and will be required to allocate their time between our business and assets and the business and assets of IREIC, its affiliates and the other programs formed and organized by IREIC.  Certain of these individuals have fiduciary duties to both us and our stockholders.  If these persons are unable to devote sufficient time or resources to our business due to the competing demands of the other programs, they may violate their fiduciary duties to us and our stockholders, which could harm the implementation of our investment strategy.  If we do not successfully implement our investment strategy, we may be unable to maintain or increase the value of our assets, and our operating cash flows and ability to pay distributions could be adversely affected.

In addition, if another investment program sponsored by IREIC decides to internalize its management functions in the future, it may do so by hiring and retaining certain of the persons currently performing services for our Business Manager and Real Estate Managers, and if it did so, would likely not allow these persons to perform services for us.

We do not have arm’s-length agreements with our Business Manager, our Real Estate Managers or any other affiliates of IREIC.

The agreements and arrangements with our Business Manager, our Real Estate Managers and any other affiliates of IREIC were not negotiated at arm’s-length.  These agreements may contain terms and conditions that are not in our best interest or would not be present if we entered into arm’s length agreements with third parties.

Our Business Manager and its affiliates will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

We will pay significant fees to our Business Manager, Real Estate Managers and other affiliates of IREIC for services provided to us.  Our Business Manager will receive fees based on the aggregate book value, including acquired intangibles, of our invested assets and the contract purchase price of our assets.  Further, our Real Estate Managers will receive fees based on the gross income from properties under management and may also receive market-based leasing and construction management fees.  Other parties related to, or affiliated with, our Business Manager or Real Estate Managers, including Inland Securities Corporation, may also receive fees or cost reimbursements from us.  These compensation arrangements may cause these entities to take or not take certain actions.  For example, these arrangements may provide an incentive for our Business Manager to: (1) borrow more money than prudent to increase the amount we can invest; or (2) retain instead of sell assets, even if our stockholders may be better served by sale or other disposition of the assets.  Further, the fact that we will pay the Business Manager an acquisition fee based on the contract purchase price of an asset may cause our

Business Manager to negotiate a higher price for an asset than we otherwise would, or to purchase assets that may not otherwise be in our best interests.  Ultimately, the interests of these parties in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock.

We will rely on entities affiliated with IREIC to identify real estate assets.

We will rely, in part, on IREA and other affiliates of IREIC to identify suitable investment opportunities for us.  Other public or private programs sponsored by IREIC or IPCC, including IRC, Inland American and Inland Diversified, also rely on these entities to identify potential investments.  These entities have, in some cases, rights of first refusal or other pre-emptive rights to the properties that IREA identifies.  Our right to acquire properties identified by IREA will be subject to the exercise of any prior rights vested in these entities.  We may not, therefore, be presented with opportunities to acquire properties that we otherwise would be interested in acquiring.

33

.

Our properties may compete with the properties owned by other programs sponsored by IREIC or IPCC.

Certain IREIC- or IPCC-sponsored programs own and manage the type of properties that we intend to own, including in the same geographical areas. Therefore, our properties, especially those located in the same geographical area, may compete for tenants or purchasers with other properties owned and managed by other IREIC- or IPCC-sponsored programs. Persons performing services for our Real Estate Managers may face conflicts of interest when evaluating tenant leasing opportunities for our properties and other properties owned and managed by IREIC- or IPCC-sponsored programs, and these conflicts of interest may have an adverse impact on our ability to attract and retain tenants.  In addition, a conflict could arise in connection with the resale of properties in the event that we and another IREIC- or IPCC-sponsored program were to attempt to sell similar properties at the same time, including in particular in the event another IREIC- or IPCC-sponsored program engages in a liquidity event at approximately the same time as us, thus impacting our ability to sell the property or complete a proposed liquidity event.

Inland Securities Corporation, the dealer manager of this offering, is an affiliate of IREIC.

Inland Securities Corporation is an affiliate of IREIC and is not, therefore, independent. Thus, investors will not have the benefit of an independent due diligence review and investigation of the type normally performed by unaffiliated, independent underwriters in securities offerings. Further, the agreement with Inland Securities, including fees and expenses payable there under, was not negotiated at arm’s length.

We have the same legal counsel as our dealer manager and certain of its affiliates.

Our legal counsel also serves as the legal counsel to Inland Securities Corporation and from time to time other entities that are affiliated with our sponsor. Under applicable legal ethics rules, our counsel may be precluded from representing us due to a conflict of interest between us and our dealer manager or any of those other entities. If any situation arises in which our interests are in conflict with those of our dealer manager or its affiliates, we would be required to retain additional counsel and may incur additional fees and expenses.

Risks Related to Our Corporate Structure

Our rights, and the rights of our stockholders, to recover claims against our officers, directors, Business Manager and Real Estate Managers are limited.

Under our charter, no director or officer will be liable to us or to any stockholder for money damages to the extent that Maryland law permits the limitation of the liability of directors and officers of a corporation.  We may generally indemnify our directors, officers, employees, Business Manager, Real Estate Managers and their respective affiliates for any losses or liabilities suffered by any of them as long as: (1) the directors have determined in good faith that the course of conduct that caused the loss or liability was in our best interest; (2) these persons or entities were acting on our behalf or performing services for us; (3) the loss or liability was not the result of the negligence or misconduct of the directors (gross negligence or willful misconduct of the independent directors), officers, employees, Business Manager, the Real Estate Managers or their respective affiliates; or (4) the indemnity or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders.  As a result, we and our stockholders may have more limited rights against our directors, officers and employees, our Business Manager, the Real Estate Managers and their respective affiliates, than might otherwise exist under common law.  In addition, we may be obligated to fund the defense costs incurred by our directors, officers and employees or our Business Manager and the Real Estate Managers and their respective affiliates in some cases.

Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that a stockholder would receive a “control premium” for his or her shares.

Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to protect themselves from unsolicited proposals or offers to acquire the company by electing to be subject, by a charter or bylaw provision or a board of directors resolution and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

▪	staggering the board of directors into three classes;

▪	requiring a two-thirds vote of stockholders to remove directors;

▪	providing that only the board can fix the size of the board;

▪	providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and

▪	requiring that special stockholders meetings be called only by holders of shares entitled to cast a majority of the votes entitled to be cast at the meeting.

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders’ shares.  Our charter does not prohibit our board from opting into any of the above provisions.

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. After the five-year period ends, any merger or other business combination with the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

▪	80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and

▪	two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder unless, among other things, our stockholders receive a minimum payment for their common stock equal to the highest price paid by the interested stockholder for its common stock.

Our directors have adopted a resolution exempting any business combination involving us and The Inland Group or any affiliate of The Inland Group, including our Business Manager and Real Estate Managers, from the provisions of this law.

Our charter places limits on the amount of common stock that any person may own without the prior approval of our board of directors.

No more than 50% of the outstanding shares of our common stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year (other than the first taxable year for which an election to be a REIT has been made). Our charter prohibits any persons or groups from owning more than 9.8% in value of our outstanding stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding common stock without the prior approval of our board of directors. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets that might involve a premium price for holders of our common stock. Further, any person or group attempting to purchase shares exceeding these limits could be compelled to sell the additional shares and, as a result, to forfeit the benefits of owning the additional shares.

Our charter permits our board of directors to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors is permitted, subject to certain restrictions set forth in our charter, to issue up to 40,000,000 shares of preferred stock without stockholder approval. Further, our board may classify or reclassify any unissued shares of common or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a “control share acquisition.”

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Federal Income Tax Risks

If we fail to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

In connection with our offering, Shefsky & Froelich Ltd. rendered an opinion to us that we will be organized in conformity with the requirements for qualification and taxation as a REIT under the Code for our taxable year ending December 31, 2012 or our first year of material operations and that our proposed method of operations will enable us to meet the requirements for qualification and taxation as a REIT beginning with our taxable year ending December 31, 2012 or our first year of material operations.  In providing its opinion, Shefsky & Froelich Ltd. relied, as to certain factual matters, upon the statements and representations contained in certificates provided by us.  These certificates included representations regarding the manner in which we are and will be owned, the nature of our assets and the past, present and future conduct of our operations.  Shefsky & Froelich Ltd. did not independently verify, and will not verify, these facts.  Moreover, our qualification for taxation as a REIT depends on our ability to meet the various qualification tests imposed under the Code, the results of which have not been, and will not be, reviewed by Shefsky & Froelich Ltd. Accordingly, we cannot assure you that the actual results of our operations for any one taxable year will satisfy these requirements. Moreover, an opinion of counsel is not binding on the Internal Revenue Service, and we cannot assure you that the Internal Revenue Service will not successfully challenge our status as a REIT.  Our first year of material operations is 2013. Qualification as a REIT involves the application of highly technical and complex rules related to, among other things, the composition of our assets, the income generated by those assets and distributions paid to our stockholders. There are limited judicial or administrative interpretations regarding these rules. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualification.

If we were to fail to qualify as a REIT, without the benefit of certain relief provisions, in any taxable year:

▪	we would not be allowed to deduct distributions paid to stockholders when computing our taxable income;

▪	we would be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates;

▪	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which we failed to qualify, unless entitled to relief under certain statutory provisions;

▪	we would have less cash to pay distributions to stockholders; and

▪	we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of being disqualified.

In addition, if we were to fail to qualify as a REIT, we would not be required to pay distributions to stockholders, and all distributions to stockholders that we did pay would be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits.  This means that our U.S. stockholders who are taxed as individuals generally would be taxed on our dividends at long-term capital gains rates and that our corporate stockholders would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Code.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may: (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us; (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from any taxable REIT subsidiaries or certain other taxable C corporations in which we own shares of stock; or (3) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.  Distributions that exceed our current and accumulated earnings and profits and a stockholder’s basis in our common stock generally will be taxable as capital gain.

If we fail to invest a sufficient amount of the net proceeds from this offering in real estate assets within one year from the receipt of the proceeds, we could fail to qualify as a REIT.

Temporary investment of the net proceeds from this offering in securities and income from these investments generally will allow us to satisfy various REIT income and asset requirements, but only during the one-year period beginning on the date we receive the net proceeds. In order to satisfy these requirements, we may invest in one or more assets on terms and conditions that are not otherwise favorable to us, which ultimately could materially and adversely affect our financial condition and operating results.  Alternatively, if we are unable to invest a sufficient amount of the net proceeds from sales of our stock in qualifying real estate assets within the one-year period, we could fail to satisfy one or more of the gross income or asset tests and we could be limited to investing all or a portion of any remaining funds in cash or certain cash equivalents. If we fail to satisfy any such income or asset test, unless we are entitled to relief under certain provisions of the Code, we could fail to qualify as a REIT.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders.

To qualify as a REIT, we must distribute to our stockholders each year 90% of our taxable income, subject to certain adjustments and excluding any net capital gain. At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to make these distributions and maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from: (1) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes; (2) the effect of non-deductible capital expenditures; (3) the creation of reserves; or (4) required debt amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Further, if we are unable to borrow funds when needed for this purpose, we would have to find alternative sources of funding or risk losing our status as a REIT.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

The requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, subject to certain adjustments, is determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents.  Guidance from the Internal Revenue Service generally permits a discount in the price paid for stock purchased under a distribution reinvestment plan of up to 5% of the value of the stock without creating a preferential dividend. Currently, however, there is uncertainty as to the Internal Revenue Service’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). There is no de minimis exception with respect to preferential dividends; therefore, if the Internal Revenue Service were to take the position that we inadvertently paid a preferential dividend, we may be deemed to have failed the 90% distribution requirement, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Certain of our business activities are potentially subject to the prohibited transaction tax.

Our ability to dispose of property during the first two years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any wholly owned subsidiary (or entity in which we are treated as a partner), excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Determining whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We cannot provide assurance that any particular property we own, directly or through any wholly owned subsidiary (or entity in which we are treated as a partner), excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.  The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however there is no assurance that we will be able to qualify for the safe harbor.  Even if we do not hold property for sale in the ordinary course of a trade or business, there is no assurance that our position will not be challenged by the Internal Revenue Service, especially if we make frequent sales or sales of property in which we have short holding periods.

Certain fees paid to us may affect our REIT status.

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income from real estate and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the 75% and 95% gross income tests required for REIT qualification. If the aggregate of non-qualifying income under the 95% gross income test in any taxable year ever exceeded 5% of our gross revenues for the taxable year or non-qualifying income under the 75% gross income test in any taxable year ever exceeded 25% of our gross revenues for the taxable year, we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, certain government securities and qualified real estate assets, including shares of stock in other REITs, certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than qualified government securities, qualified real estate assets and taxable REIT subsidiaries) generally may not include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than qualified government securities, qualified real estate assets and taxable REIT subsidiaries) may consist of the securities of any one issuer, and no more than 25% of the value of our total assets may be securities (including securities issued by our taxable REIT subsidiaries), excluding government securities, stock issued by our qualified REIT subsidiaries and other securities that qualify as REIT real estate assets. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within thirty days after the end of the calendar quarter, or otherwise qualify to cure the failure under a relief provision, to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

Our ability to dispose of some of our properties may be constrained by their tax attributes.

Federal tax laws may limit our ability to sell properties and this may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions may reduce our ability to respond to changes in the performance of our investments.

Our ability to dispose of some of our properties is constrained by their tax attributes. Properties which we own for a significant period of time often have low tax bases. If we dispose of low-basis properties outright in taxable transactions, we may recognize a significant amount of taxable gain that we must distribute to our stockholders in order to avoid tax, and potentially, if the gain does not qualify as a net capital gain, in order to meet the minimum distribution requirements of the Code for REITs, which in turn would impact our cash flow. To dispose of low basis or tax-protected properties efficiently we may use like-kind exchanges, which qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants).

You may have tax liability on distributions that you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the fair market value of the share of our common stock that you receive in lieu of cash distributions. As a result, unless you are a tax-exempt entity, you will have to use funds from other sources to pay your tax liability.

In certain circumstances, we may be subject to federal, state and local income taxes as a REIT.

Even if we qualify and maintain our status as a REIT, we may become subject to federal, state and local income taxes.  For example:

▪	We will be subject to tax on any undistributed income. We also will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year plus amounts retained for which federal income tax was paid are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

▪	If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

▪	If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax.

▪	We will be subject to a 100% penalty tax on certain amounts if the economic arrangements of our tenants, our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risk with respect to borrowings made, or to be made, to acquire or carry real estate assets generally will not constitute gross income for purposes of the 75% and 95% income requirements applicable to REITs.  In addition, any income from certain other qualified hedging transactions would generally not constitute gross income for purposes of both the 75% and 95% income tests.  However, we may be required to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Legislative or regulatory action could adversely affect investors.

Changes to the tax laws are likely to occur, and these changes may adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

The maximum tax rate on qualified dividends paid by corporations to individuals is 20%. REIT dividends, however, generally do not constitute qualified dividends and consequently are not eligible for the current reduced tax rates. Therefore, our stockholders will pay federal income tax on distributions out of our current and accumulated earnings and profits (excluding distributions of amounts either subject to corporate-level taxation or designated as a capital gain dividend) at the applicable “ordinary income” rate, the maximum of which is 39.6%. In addition this income also may be subject to the 3.8% Medicare surtax on certain investment income. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.

Future legislation might result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed, for federal income tax purposes, as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Retirement Plan Risks

Investors subject to ERISA must address special considerations when determining whether to acquire our common stock.

Fiduciaries of a pension, profit-sharing or other employee benefit plans subject to the Employee Retirement Income Security Act of 1974, as amended, or “ERISA,” should consider whether investing in our common stock: is subject to the “plan assets” rules under ERISA and the Code; satisfies the fiduciary standards of care established under ERISA; is subject to the unrelated business taxation rules under Section 511 of the Code; or constitutes a prohibited transaction under ERISA or the Code.

We intend to satisfy the “real estate operating company” exception to the plan assets regulations promulgated pursuant to ERISA. Consequently, our assets should not be treated as plan assets of an investing plan subject to ERISA. We cannot assure you, however, that this exception will apply to our assets and, if not, our assets may be treated as plan assets of an investing plan subject to ERISA. Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own interests in 13 retail properties. As of December 31, 2012, we, through our wholly-owned subsidiaries, owned fee simple interests in all of the properties listed below. All of the properties are encumbered by indebtedness, including mortgages, totaling $32,677,167.

As of December 31, 2012 annualized base rent per square foot averaged $8.01 for all properties Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases at the time of acquisition, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

			As of December 31, 2012
Property	Location	Square Footage	Physical Occupancy
Retail:
Dollar General – Robertsdale (a)	Robertsdale, AL	12,406	100.0%
Dollar General - East Brewton (a)	East Brewton, AL	9,026	100.0%
Dollar General – Wetumpka (a)	Wetumpka, AL	9,100	100.0%
Dollar General – Newport (a)	Newport, TN	9,002	100.0%
Dollar General – Madisonville (a)	Madisonville, TN	9,100	100.0%
Dollar General – Daleville (a)	Daleville, AL	9,026	100.0%
Dollar General – Mobile (a)	Mobile, AL	9,100	100.0%
Dollar General – Valley (a)	Valley, AL	9,026	100.0%
Dollar General – Brooks (a)	Brooks, GA	9,026	100.0%
Dollar General – Hamilton Road (a)	LaGrange, GA	9,026	100.0%
Dollar General – Wares Cross Road (a)	LaGrange, GA	9,026	100.0%
Dollar General – Maryville (a)	Maryville, TN	9,026	100.0%
Newington Fair Shopping Center	Newington, CT	186,205	100.0%

Portfolio Total		298,095	100.0%

(a)	Single-tenant properties

The following table sets forth a summary, as of December 31, 2012, of lease expirations scheduled to occur during each of the calendar years from 2013 to 2017 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to December 31, 2012.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent Per Leased Square Foot
2013-2017	-	-	-	-	-	-
Thereafter	14	298,095	100.0%	$2,422,733	100.0%	$8.13
Leased Total	14	298,095	100.0%	$2,422,733	100.0%	$8.13

(a)	Represents the base rent in place at the time of lease expiration.

The following table sets forth our top three tenants in our portfolio based on annualized base rent for leases commenced on or prior to December 31, 2012.

Tenant	Number of Leases	Gross Leasable Area - Square Footage	Percent of Portfolio Total Gross Leasable Area	Total Annualized Base Rent	Percent of Portfolio Total Annualized Base Rent	Annualized Base Rent Per Square Foot

Dollar General	12	111,890	37.5%	$1,132,222	47.4%	$10.12
L.A. Fitness	1	51,600	17.3%	954,600	40.0%	18.50
Sam’s Club	1	134,605	45.2%	301,852	12.6%	2.24
Top three tenants	14	298,095	100.0%	$2,388,674	100.0%	$8.01

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases commenced on or prior to December 31, 2012.

Tenant Type	Gross Leasable Area - Square Footage	Percent of Total Gross Leasable Area

Dollar stores	111,890	37.5%
Health club	51,600	17.3%
Other	134,605	45.2%
Total	298,095	100.0%

Item 3. Legal Proceedings

We are not a party to, and none of our properties is subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently offering shares of our common stock pursuant to an effective registration statement at an offering price of $10.00 per share in our “best efforts” offering. There is no established public trading market for our shares of common stock. We do not expect that our shares will be listed for trading on a national securities exchange in the near future, if ever. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board does not anticipate evaluating a listing on a national securities exchange until at least 2017.

The Financial Industry Regulatory Authority, or “FINRA,” requires registered broker-dealers, including the soliciting dealers who had sold shares in the Offering, to disclose in a customer’s account statement an estimated value for a REIT’s securities if the annual report of that REIT discloses a per share estimated value. The FINRA rules currently prohibit broker-dealers from using a per share estimated value developed from data that is more than eighteen months old. This in effect prohibits the broker-dealers from using a per share offering price from an issuer’s last “best efforts” offering for more than eighteen months after the termination of that offering. Thus, beginning eighteen months (or any lesser period of time prescribed by FINRA) after the last offering of our shares of common stock, in an effort to assist the soliciting dealers selling shares in the Offering, our board of directors anticipates publishing a new estimated per share value of our shares based on the recommendation of our Business Manager. Although the FINRA rules provide no guidance regarding the methodology used to determine estimated value per share, our board of directors has adopted a policy requiring the engagement of an independent third party (at the applicable time) to review the valuation approach used by the Business Manager to estimate the value of our shares, including the underlying assumptions made by the Business Manager and the valuation conclusion, and to make that report accessible to soliciting dealers.

Stockholders

As of March 27, 2013, we had 78 stockholders of record.

Distributions

The Company declared its first dividend for stockholders of record for the month of December 2012, payable in January 2013. Therefore, we did not pay any cash distributions to stockholders during the year ended December 31, 2012.

Notification Regarding Payments of Distributions

Stockholders should be aware that the method by which a stockholder has chosen to receive his or her distributions affects the timing of the stockholder's receipt of those distributions. Specifically, under our transfer agent's payment processing procedures, distributions are paid in the following manner:

(1)	those stockholders who have chosen to receive their distributions via ACH wire transfers receive their distributions on the distribution payment date (as determined by our board of directors);

(2)	those stockholders who have chosen to receive their distributions by paper check are typically mailed those checks on the distribution payment date, but sometimes paper checks are mailed on the day following the distribution payment date; and

(3)	for those stockholders holding shares through a broker or other nominee, the distribution payments are wired, or paper checks are mailed, to the broker or other nominee on the day following the distribution payment date.

All stockholders who hold shares directly in record name may change at any time the method through which they receive their distributions from our transfer agent, and those stockholders will not have to pay any fees to us or our transfer agent to make such a change. Also, all stockholders are eligible to participate at no cost in our DRP. Accordingly, each stockholder may select the timing of receipt of distributions from our transfer agent by selecting the method above that corresponds to the desired timing for receipt of the distributions. Because all stockholders may elect to have their distributions sent via ACH wire on the distribution payment date or credited on the distribution payment date to their DRP, we will treat all of our stockholders, regardless of the method by which they have chosen to receive their distributions, as having constructively received their distributions from us on the distribution payment date for federal income tax purposes.

Stockholders who hold shares directly in record name and who would like to change their distribution payment method should complete a “Change of Distribution Election Form.” This form should also be completed by stockholders who would like to participate in our DRP. This form is available on our website under “Investor Relations-Forms.”

We note that the payment method for stockholders who hold shares through a broker or nominee is determined by the broker or nominee. Similarly, the payment method for stockholders who hold shares in a tax deferred account, such as an IRA, is generally determined by the custodian for the account. Stockholders that currently hold shares through a broker or other nominee and would like to receive distributions via ACH wire or paper check should contact their broker or other nominee regarding their processes for transferring shares to record name ownership. Similarly, stockholders who hold shares in a tax deferred account may need to hold shares outside of their tax deferred accounts to change the method through which they receive their distributions. Stockholders who hold shares through a tax deferred account and who would like to change the method through which they receive their distributions should contact their custodians regarding the transfer process and should consult their tax advisor regarding the consequences of transferring shares outside of a tax deferred account.

Share Repurchase Program

The Company adopted a share repurchase program effective October 18, 2012. The Company is authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year under the share repurchase program (“SRP”), if requested, if the Company chooses to repurchase them. Under the program, we may make “ordinary repurchases,” which are defined as all repurchases other than “exceptional repurchases”, which are defined as repurchases upon the death or qualifying disability of a stockholder, at prices ranging from 92.5% of the “share price,” as defined in the program, for stockholders who have owned their shares continuously for at least one year, but less than two years, to 100% of the “share price” for stockholders who have owned their shares continuously for at least four years. In the case of “exceptional repurchases,” we may repurchase shares at a repurchase price equal to 100% of the “share price.”

With respect to ordinary repurchases, we may make repurchases only if we have sufficient funds available to complete the repurchase. In any given calendar month, we are authorized to use only the proceeds generated from our distribution reinvestment plan during that month to fund ordinary repurchases under the program; provided that, if we have excess funds during any particular month, we may, but are not obligated to, carry those excess funds to the subsequent calendar month for the purpose of making ordinary repurchases. Subject to funds being available, in the case of ordinary repurchases, we further will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. With respect to exceptional repurchases, we are authorized to use all available funds to repurchase shares. In addition, the one-year holding period and 5% limit described herein will not apply to exceptional repurchases.

The share repurchase program will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our share repurchase program. In the event that we amend, suspend or terminate the share repurchase program, however, we will send stockholders notice of the change at least thirty days prior to the change, and we will disclose the change in a report filed with the Securities and Exchange Commission on either Form 8-K, Form 10-Q or Form 10-K, as appropriate. Further, our board reserves the right in its sole discretion, at any time, and from time to time to reject any requests for repurchases.

During the year ending December 31, 2012, there were no shares repurchased under the SRP.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Use of Proceeds from Registered Securities

On October 18, 2012, our Registration Statement on Form S-11 (Registration No. 333-176775), covering a public offering of up to 180,000,000 shares of common stock, was declared effective by the SEC. The Offering commenced on October 18, 2012 and is ongoing.

We are offering 150,000,000 shares of our common stock at a price equal to $10.00 per share on a “best efforts” basis. We also are offering up to 30,000,000 shares of our common stock at a price equal to $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan. The dealer manager of the best efforts portion of the offering is Inland Securities Corporation, a wholly owned subsidiary of our Sponsor.

As of December 31, 2012, we had sold the following securities in the best efforts portion of the offering for the following aggregate offering prices:

•	256,238.889 shares, equal to $2,323,150 in aggregate gross offering proceeds, excluding the 20,000 shares purchased by IREIC for $200,000 prior to commencing the offering.

As of December 31, 2012, we have incurred the following costs in connection with the best efforts portion of the offering:

Type of Costs	Amount
Offering costs to related parties (1)	$223,916
Offering costs paid to non-related parties	2,106,053
Total offering costs	$2,329,969

(1)	“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the offering through December 31, 2012, the net offering proceeds to us from the offering, after deducting the total expenses incurred described above, were $1,699,688.

Recent Shares of Unregistered Securities

On August 25, 2011, we issued 20,000 shares of our common stock for $10.00 per share, or an aggregate purchase price of $200,000, to our Sponsor in connection with our formation. No sales commission or other consideration was paid in connection with the sale. The sale was consummated without registration under the Securities Act of 1933, as amended the “Securities Act”, in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act as transactions not involving any public offering.

Item 6. Selected Financial Data

The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations. This selected data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this report.

	December 31, 2012	For the period from August 24, 2011 (inception) through December 31, 2011

Total income	$101,986	$-
Net loss	$(1,139,882)	$(19,892)
Net loss per common share, basic and diluted (a)	$(18.04)	$(0.99)
Distributions declared to common stockholders	$13,793	$-
Distributions per weighted average common share (a)	$0.22	$-
Cash flows used in operating activities	$(524,042)	$(19,892)
Cash flows used in investing activities	$(32,163,615)	$(1,000)
Cash flows provided by financing activities	$34,890,619	$54,980
Weighted average number of common shares outstanding, basic and diluted	63,198	20,000

(a)	The net loss per common share, basic and diluted is based upon the weighted average number of common shares outstanding for the year or period ended. The distributions per common share are based upon the weighted average number of common shares outstanding for the year or period ended.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•	We have a limited operating history and the prior performance of programs sponsored by IREIC should not be used to predict our future results;
•	market disruptions may adversely impact many aspects of our operating results and operating condition;
•	we may suffer from delays in selecting, acquiring and developing suitable assets;
•	we may pay distribution from sources other than cash flow from operations, including the net offering proceeds of our current offering;
•	there is no public market for our shares, and our stockholders may not be able to sell their shares under our share repurchase program and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares;
•	our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the cost of our assets;
•	IREIC may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Managers;
•	we do not have arm’s-length agreements with our Business Manager, our Real Estate Managers or any other affiliates of IREIC;
•	we pay significant fees to our Business Manager, Real Estate Managers and other affiliates of our Sponsor;
•	our Business Manager and its affiliates will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders;
•	our properties may compete with the properties owned by other programs sponsored by IREIC or IPCC; and
•	if we fail to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

The following discussion and analysis relates to the year ended December 31, 2012, and for the period from August 24, 2011(inception) through December 31 2011 and as of December 31, 2012 and 2011. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

At December 31, 2012, the Company owned 13 retail properties totaling 298,095 square feet and they are 100% leased and occupied. As of December 31, 2012 annualized base rent per square foot averaged $8.01 for all properties. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

On October 18, 2012 we commenced our initial public offering, referred to herein as the “Offering.” We are offering 150,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation, or “Inland Securities,” our dealer manager, a wholly owned subsidiary of our Sponsor. “Best efforts” means that Inland Securities is not obligated to purchase any specific number or dollar amount of shares. We also are offering up to 30,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan (“DRP”). In each case, the offering price was determined by our board of directors.

Market Outlook

As we enter the growth stage of our capital raising efforts, we believe that our executive management team is well positioned to execute our business strategy of acquiring quality commercial real estate assets that generate sustainable and predictable distributions for our stockholders. Ms. McGuinness, director, president and chief operating officer of the Company, has been with Inland for over 14 years. She also serves as the president and chief executive officer for the entities owning the real estate managers for Inland Diversified Real Estate Trust, Inc. Previously Ms. McGuinness was head of property management for Inland Retail Real Estate Trust, Inc., which had a successful liquidity event when it was acquired in a merger with Developers Diversified Realty Corporation (NYSE:DDR). Mr. Goodwin, director and chairman of the board, founded the Inland real estate organization in 1968 and served as the chairman of the board of Inland Real Estate Corporation (NYSE:IRC) from 2004 through 2008.

Today’s economic environment is characterized by historically low interest rates that may start to increase. Commercial property prices have nearly recovered to 2007 values in many sectors. Although mild, we believe that the economy is moving from recovery status toward a growth cycle. Demographic trends are also favorable. In the past four years the population of the United States has grown, but there has been very little new real estate development during this period of time. While tenants recently have had pricing power over property owners, we believe we have reached an inflection point where that pricing power will return to the property owner due to supply and demand considerations. In short, we believe the ability to buy commercial real estate and rely on price appreciation is diminishing. Therefore, value needs to be created by growing net operating income.

Our general experience tells us that a period of rising inflation can translate to a period of rising rental rates, particularly at multi-tenant retail properties that include a higher instance of lease roll-over. In comparison to single-tenant properties with longer leases, this provides significantly more opportunities to increase rental rates as a higher percentage of leases expire more frequently.

As a demonstration of its commitment to investors IREIC, our sponsor, invested $2.0 million and received approximately 222,222 shares of our common stock at $9.00 per share on October 26, 2012. No sales commission or other consideration was paid in connection with the sale. IREIC’s invested capital, combined with capital from early investors, helped satisfy our minimum offering requirement and enabled us to purchase 12 single-tenant triple net leases properties at a high yield to help build cash flow, as well as one multi-tenant retail property. Now that we have established cash flow, the management team is looking to build out our long-term and focused acquisition approach.

Currently, our management team believes that we can produce the best risk adjusted returns in multi-tenant necessity-based retail shopping centers. This sector of the retail asset class is characterized by multiple leases with a wide variety of tenants on each property. As our capital raise gains momentum, the management team expects to continue to purchase net leased opportunities characterized by longer-term leases secured by high quality tenant credits, but also intends to begin to shift its focus toward the multi-tenant retail space similar to our acquisition of the 186,205 square foot Newington Fair Shopping Center in Newington Connecticut.

Our investment mandate allows us to build our portfolio with core assets in core markets. We endeavor to find the best risk-adjusted opportunities for our stockholders, given the considerable resources available to us through our real estate managers, our business manager and our business manager’s acquisitions team.

References in this Report to “Inland” refer to some or all of the entities that are part of The Inland Real Estate Group of Companies, Inc., which is comprised of a group of independent legal entities, some of which may be affiliates, share some common ownership or have been previously sponsored or managed by our sponsor or its subsidiaries.

Liquidity and Capital Resources

Our principal demand for funds is to acquire real estate assets, to pay operating expenses, to pay interest on our outstanding indebtedness and to make distributions to our stockholders.  We will generally seek to fund our cash needs for items other than asset acquisitions from operations.  Our cash needs for acquisitions will be funded primarily from the sale of our shares, including those offered for sale through our distribution reinvestment plan, as well as financing to be obtained concurrent with an acquisition or in the future.  There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations.  Our Business Manager, its acquisition group, and Inland Real Estate Acquisitions, or “IREA,” will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf.  Pending investment in real estate assets, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than those earned on real estate assets.  These lower returns may affect our ability to make or fund distributions to you.

Potential future sources of liquidity include continued proceeds from the best efforts offering and DRP, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed cash flow from operations.  If necessary, we may use financings or other sources of liquidity (capital) in the event of unforeseen significant capital expenditures.  We have not identified any sources for these types of financings.

As of December 31, 2012, the Offering generated proceeds, net of commissions, the marketing contribution and due diligence expense reimbursements, the majority of which are reallowed to third party soliciting dealers totaling $2,506,150.

Through December 31, 2012, our liquidity needs have primarily been to purchase twelve Dollar General retail stores and the Newington Fair Shopping Center and to pay organization and offering costs. Our Sponsor advanced $1,630,000 to us for the payment of organization and offering costs. The Company funded the purchase of the twelve Dollar General retail stores and the Newington Fair Shopping Center with proceeds from mortgage and mezzanine loans totaling approximately $32,677,167 and $10 in cash.

The Company primarily funded its thirteen property acquisitions by obtaining first mortgages and mezzanine loans. The Company’s charter provides for limits on the amounts the Company may borrow. The amount is limited to an aggregate of 300% of our net assets, which equates to 75% of the cost of our assets, as defined. However, the charter includes a provision, as defined, which allowed the Company’s board of directors to determine that a higher debt level is appropriate. The Company incurred total debt in 2012 of approximately $32.7 million of which approximately $12.9 million is due in 2013, approximately $9.8 million is due in 2015, approximately $2.5 million is due in 2020, and the remaining amount of approximately $7.5 million is due in 2027.

Our Sponsor has advanced approximately $1,630,000 to us for the payment of organization and offering costs.

Cash Flow Analysis

Cash used in operating activities was $524,042 and $19,892 for the year ended December 31, 2012 and the period from August 24, 2011 (inception) through December 31, 2011, respectively, and was primarily used to pay general and administrative expenses.

Cash used in investing activities was $32,163,615 and $1,000 for the year ended December 31, 2012 and the period from August 24, 2011 (inception) through December 31, 2011, respectively. During 2012, cash was used to acquire thirteen properties and during 2011 cash was used for an investment in related party.

Cash provided by financing activities was $34,890,619 and $54,980 for the year ended December 31, 2012 and for the period from August 24, 2011 (inception) through December 31, 2011, respectively. We generated proceeds from the sale of shares, net of offering costs paid, of $1,559,334 during 2012 and paid $495,020 during 2011. Our Sponsor made advances of $1,080,000 and $550,000 in 2012 and 2011, respectively. We generated $32,677,167 from borrowings secured by thirteen properties and paid $425,882 in loan fees during 2012.

Results of Operations

The following discussion is based on our consolidated financial statements for the year ended December 31, 2012.  Although our results of operations include income and expense incurred for the year ended December 31, 2012, we did not purchase our first property until November 6, 2012.  Our net loss was $1,139,882 and included the following components for 2012.

Operating loss. Operating loss for the year ended December 31, 2012 was $1,041,785 which consisted of total income, property operating expenses, general and administrative expenses and depreciation and amortization.

Total income for the year ended December 31, 2012 was $101,986 which consisted primarily of tenant rental income. Property operating expenses totaled $4,534, and consisted of property management fees and costs of owning and maintaining investment property and real estate taxes.

General and administrative expenses for the year ended December 31, 2012 totaled $1,097,491 and consisted primarily of acquisition costs and fees of $732,739, professional fees of $161,839 and other costs of $202,913.

Depreciation and amortization expense for the year ended December 31, 2012, totaled $41,746 and was a result of depreciation on the thirteen properties purchased during the fourth quarter of 2012 in the amount of $31,790 and amortization of acquired lease intangible assets totaling $9,956.

Interest expense. Interest expense for the year ended December 31, 2012, totaled $98,097 and is due to the financing of thirteen properties purchased during the fourth quarter of 2012.

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

Impairment

We will assess the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed the carrying value, we will be required to record an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties will be a significant estimate that can change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

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

If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset will be the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, we will begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. We will consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.

We will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of other assets in the accompanying consolidated balance sheets. Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and decrease in the later years of a lease. We periodically will review the collectability of outstanding receivables. Allowances will be taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

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

Contractual Obligations

We have guaranteed the full amount of the mortgages payable and mezzanine notes of our subsidiaries in the event that any of them fail to provide access or information to the properties or fail to obtain a lender’s prior written consent to any liens on or transfers of any of the properties, and in the event of any losses, costs or damages incurred by a lender as a result of fraud or intentional misrepresentation of any subsidiary borrower, gross negligence or willful misconduct, material waste of the properties and the breach of any representation or warranty concerning environmental laws, among other things. We expect to use offering proceeds to repay the mezzanine loans.

The table below presents, on a consolidated basis, our obligations and commitments to make future payments under debt obligations (including interest) as of December 31, 2012. Debt obligations under debt which is subject to variable rates are based on interest rates as of December 31, 2012.

		Payments due by period
	Total	2013	2014	2015	2016	2017	Thereafter

Principal payments on debt	$32,677,167	$12,926,717	$-	$9,790,000	$--	$--	$9,960,450
Interest payments on debt	9,912,795	1,783,097	894,782	890,020	547,139	547,139	5,250,618
Total	$42,589,962	$14,709,814	$894,782	$10,680,020	$547,139	$547,139	$15,211,068

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on January 1, 2013 through the close of business on March 31, 2013. Distributions were declared in a daily amount equal to $0.001643836 per share, which if paid each day for a 365-year period, would equate to $0.60 per share or a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•	In January 2013, total distributions declared for the month of December 2012 were paid in the amount equal to $13,793, of which $13,376 was paid in cash and $417 was reinvested through the Company’s DRP, resulting in the issuance of an additional 43.876 shares of common stock.

•	In February 2013, total distributions declared for the month of January 2013 were paid in the amount equal to $16,994, of which $14,083 was paid in cash and $2,911 was reinvested through the Company’s DRP, resulting in the issuance of an additional 306.412 shares of common stock.

•	In March 2013, total distributions declared for the month of February 2013 were paid in the amount equal to $23,354, of which $14,759 was paid in cash and $8,595 was reinvested through the Company’s DRP, resulting in the issuance of an additional 904.524 shares of common stock.

As of March 27, 2013, the Company has raised total equity, net of commissions, the marketing contribution, and due diligence expense reimbursements, the majority of which are reallowed to third party soliciting dealers, of approximately $6.2 million and issued approximately 682 thousand shares of common stock in the best efforts offering. In addition, the Company issued 1,255 shares of common stock through the DRP program.

On February 11, 2013, February 22, 2013, March 5, 2013 and March 18, 2013, we used $1,000,000, $500,000, $750,000 and $500,000, respectively, of the net proceeds from our “best efforts” offering to repay $2,750,000, in aggregate, of principal indebtedness outstanding under the mezzanine loan obtained in connection with the acquisition of the portfolio of five Dollar General retail stores on November 6, 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including changes in interest rates and commodity prices. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instruments to manage and reduce the impact of changes in interest rates. We may also enter into financial instruments to manage and reduce the impact of changes in commodity prices. The counterparties are expected to be major financial institutions.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. We currently have limited exposure to financial market risks as approximately 56% of our long term debt has a fixed rate of interest as of December 31, 2012. As of December 31, 2012, we had outstanding debt, which is subject to fixed interest rates and variable rates of $18,228,670 and $14,448,497, respectively, bearing interest rates in the range equal to 3.551% to 10.00% per annum, respectively.

If market rates of interest on all debt which is subject to variable rates as of December 31, 2012 permanently increased by 1% (100 basis points), the increase in interest expense on all debt would decrease future earnings and cash flows by approximately $144,485 annually. If market rates of interest on all debt which is subject to variable rates as of December 31, 2012 permanently decreased by 1% (100 basis points), the decrease in interest expense on all debt would increase future earnings and cash flows by the same amount.

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

INLAND REAL ESTATE INCOME TRUST, INC.

INDEX

Item 8.  Financial Statements and Supplementary Data

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Income Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland Real Estate Income Trust, Inc. (the Company) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2012 and the period from August 24, 2011 (inception) through December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Income Trust, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the year ended December 31, 2012 and the period from August 24, 2011 (inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 28, 2013

INLAND REAL ESTATE INCOME TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS

Assets:
Investment properties:
Land	$10,202,471	$--
Building and other improvements	19,011,528	--
Total	29,213,999	--
Less accumulated depreciation	(31,790)	--
Net investment properties	29,182,209	--
Cash and cash equivalents	2,237,050	34,088
Acquired lease intangibles, net	3,333,131	--
Deferred loan fees, net	421,379	--
Investment in related party	1,000	1,000
Other assets	84,306	839,106
Total assets	$35,259,075	$874,194

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgages and notes payable	$32,677,167	$--
Accounts payable and accrued expenses	541,275	74,396
Distributions payable	13,793	--
Acquired below market lease intangibles, net	393,196	--
Due to related parties	2,443,900	619,690
Other liabilities	170,130	--
Total liabilities	36,239,461	694,086

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	--	--
Common stock, $.001 par value, 1,460,000,000 shares authorized, 276,238.889 and 20,000 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	276	20
Additional paid in capital (net of offering costs of $2,329,969 and none as of December 31, 2012 and 2011, respectively)	192,905	199,980
Retained earnings (deficit)	(1,173,567)	(19,892)
Total stockholders’ equity (deficit)	(980,386)	180,108
Total liabilities and stockholders’ equity	$35,259,075	$874,194

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations

For the year ended December 31, 2012 and

the period from August 24, 2011 (inception) through December 31, 2011

	For the year ended December 31, 2012	For the period from August 24, 2011 (inception) through December 31, 2011

Income:
Rental income	$101,986	$--
Total income	101,986	--

Expenses:
Property operating expenses	4,534	--
General and administrative expenses to non-related parties	517,853	19,001
General and administrative expenses to related parties	579,638	891
Depreciation and amortization	41,746	--
Total expenses	1,143,771	19,892

Operating loss	(1,041,785)	(19,892)

Interest expense	(98,097)	--

Net loss	$(1,139,882)	$(19,892)

Net loss per common share, basic and diluted	$(18.04)	$(0.99)
Weighted average number of common shares outstanding, basic and diluted	63,198	20,000

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Equity

For the year ended December 31, 2012 and

the period from August 24, 2011 (inception) through December 31, 2011

	Number of	Common	Additional Paid in	Retained Earnings
	Shares	Stock	Capital	(Deficit)	Total

Balance at August 24, 2011	--	$--	$--	$--	$--

Proceeds from offering	20,000	20	199,980	--	200,000

Net loss	--	--	--	(19,892)	(19,892)

Balance at December 31, 2011	20,000	20	199,980	(19,892)	180,108

Distributions declared	--	--	--	(13,793)	(13,793)

Proceeds from offering	256,239	256	2,322,894	--	2,323,150

Offering costs	--	--	(2,329,969)	--	(2,329,969)

Net loss	--	--	--	(1,139,882)	(1,139,882)

Balance at December 31, 2012	276,239	$276	$192,905	$(1,173,567)	$(980,386)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

For the year ended December 31, 2012 and

the period from August 24, 2011 (inception) through December 31, 2011

	Year ended December 31, 2012	Period from August 24, 2011 (inception) through December 31, 2011
Cash flows from operating activities:
Net loss	$(1,139,882)	$(19,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,746	--
Amortization of loan fees	4,503	--
Amortization of acquired below market leases	(275)	--
Straight-line rental income	(854)	--
Changes in assets and liabilities:
Accounts payable and accrued expenses	484,041	--
Other assets	86,679	--
Net cash flows used in operating activities	(524,042)	(19,892)

Cash flows from investing activities:
Investment in related party	--	(1,000)
Purchases of investment property	(32,163,615)	--
Net cash flows used in investing activities	(32,163,615)	(1,000)

Cash flows from financing activities:
Proceeds from mortgages and notes payable	32,677,167	--
Proceeds from offering	2,323,150	200,000
Due to related parties	1,080,000	550,000
Payment of loan fees	(425,882)	--
Payment of offering costs	(763,816)	(695,020)
Net cash flows provided by financing activities	34,890,619	54,980

Net increase in cash and cash equivalents	2,202,962	34,088
Cash and cash equivalents at beginning of the period	34,088	--
Cash and cash equivalents at end of the period	$2,237,050	$34,088

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows (continued)

For the year ended December 31, 2012 and

the period from August 24, 2011 (inception) through December 31, 2011

	Year ended December 31, 2012	Period from August 24, 2011 (inception) through December 31, 2011

Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$10,202,471	$--
Building and improvements	19,011,528	--
Acquired in place lease intangibles	3,343,087	--
Acquired below market lease intangibles	(393,471)	--
Purchase of investment properties	$32,163,615	$--

Supplemental schedule of non-cash investing and financing activities:

Cash paid for interest	$46,516	$--

Distributions payable	$13,793	$--

Accrued offering costs payable	$408,916	$74,395

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

(1)  Organization

Inland Real Estate Income Trust, Inc. (the “Company”) was formed on August 24, 2011 to acquire and manage a diversified portfolio of commercial real estate investments located in the United States. Effective January 25, 2012, the Company changed its name from “Inland Core Assets Real Estate Trust, Inc.” to “Inland Monthly Income Trust Inc.”, and effective March 23, 2012, the Company changed its name from “Inland Monthly Income Trust, Inc.” to “Inland Real Estate Income Trust, Inc.” The Company entered into a Business Management Agreement (the “Agreement”) with IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an affiliate of the Inland Real Estate Investment Corporation, to be the Business Manager to the Company. The Company is authorized to sell up to 150,000,000 shares of common stock (“Shares”) at $10 each in an initial public offering (the “Offering”) which commenced on October 18, 2012 and to issue 30,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”) .

The Company intends to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2013 or our first year of material operations. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

The Company is authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year under the share repurchase program (“SRP”), if requested, and if the Company chooses to repurchase them. Subject to funds being available, the Company will limit the number of shares repurchased during any consecutive twelve month period to 5% of the number of shares outstanding at the beginning of that twelve month period. Funding for the SRP will come from proceeds the Company receives from the DRP. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined, the Company is authorized to use any funds to complete the repurchase, and neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit will apply. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may at any time amend, suspend or terminate the SRP.

At December 31, 2012, the Company owned 13 retail properties totaling 298,095 square feet and they are 100% leased and occupied.

The fiscal year-end of the Company is December 31.

(2)  Summary of Significant Accounting Policies

General

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

Information with respect to square footage and occupancy is unaudited.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries. Wholly owned subsidiaries generally consist of limited liability companies (LLCs). All intercompany balances and transactions have been eliminated in consolidation.

Each property is owned by a separate legal entity which maintains its own books and financial records and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in note 6.

Partially-Owned Entities

The Company will consolidate the operations of a joint venture if the Company determines that they are either the primary beneficiary of a variable interest entity (VIE) or have substantial influence and control of the entity. The primary beneficiary is the party that has the ability to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. There are significant judgments and estimates involved in determining the primary beneficiary of a variable interest entity or the determination of who has control and influence of the entity. When the Company consolidates an entity, the assets, liabilities and results of operations will be included in our consolidated financial statements.

In instances where the Company determines that we are not the primary beneficiary of a variable interest entity or the Company does not control the joint venture but can exercise influence over the entity with respect to its operations and major decisions, the Company will use the equity method of accounting. Under the equity method, the operations of a joint venture will not be consolidated with the Company’s operations but instead our share of operations will be reflected as equity in earnings (loss) on unconsolidated joint ventures on our consolidated statements of operations and other comprehensive income. Additionally, the Company’s net investment in the joint venture will be reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

Offering and Organization Costs

Costs associated with the Offering are deferred and charged against the gross proceeds of the Offering upon the sale of shares. Formation and organizational costs were expensed as incurred.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and all short term investments with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The account balance may periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk will not be significant, as the Company does not anticipate the financial institutions’ non-performance.

Acquisitions

Upon acquisition, the Company determines the total purchase price of each property (note 3), which includes the estimated contingent consideration to be paid or received in future periods, if any. The Company allocates the total purchase price of properties based on the fair value of the tangible and intangible assets acquired and liabilities assumed based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, from a third party appraisal or other market sources.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the below market lease value of $275 and none was recorded as an increase to rental income for the years ended December 31, 2012, and 2011, respectively.

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $9,956 and none for the years ended December 31, 2012 and 2011, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted-average remaining lease term. As of December 31, 2012, no amount has been allocated to customer relationship value.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2012 and 2011.

	December 31,
	2012	2011
Intangible assets:
Acquired in-place lease value	$3,343,087	$-
Accumulated amortization	(9,956)	-
Acquired lease intangibles, net	$3,333,131	$-

Intangible liabilities:
Acquired below market lease value	$393,471	$-
Accumulated amortization	(275)	-
Acquired below market least intangibles, net	$393,196	$-

As of December 31, 2012, the weighted average amortization periods for acquired in-place lease and below market lease intangibles are 15 and 16 years, respectively.

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2012 for each of the five succeeding years is as follows:

	In-Place Leases	Below Market Leases

2013	$228,507	$24,721
2014	228,507	24,721
2015	228,507	24,721
2016	228,507	24,721
2017	228,507	24,721
Thereafter	2,190,596	269,591
Total	$3,333,131	$393,196

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

Impairment of Investment Properties

The Company assesses the carrying values of its respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review its assets for recoverability, the Company considers current market conditions, as well as its intent with respect to holding or disposing of the asset. If the Company’s analysis indicates that the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, the Company recognizes an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party appraisals, where considered necessary (Level 3 inputs).

The Company estimates the future undiscounted cash flows based on management’s intent as follows: (i) for real estate properties that the Company intends to hold long-term, including land held for development, properties currently under development and operating buildings, recoverability is assessed based on the estimated future net rental income from operating the property and termination value; and (ii) for real estate properties that the Company intends to sell, including land parcels, properties currently under development and operating buildings, recoverability is assessed based on estimated proceeds from disposition that are estimated based on future net rental income of the property and expected market capitalization rates, less sale costs.

The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However assumptions and estimates about future cash flows, including comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions which impact the discounted cash flow approach to determining value are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analysis could impact these assumptions and result in future impairment charges of the real estate properties.

During the years ended December 31, 2012 and 2011, the Company incurred no impairment charges.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

Capitalization and Depreciation

Real estate acquisitions are recorded at cost less accumulated depreciation. Improvement and betterment costs are capitalized, and ordinary repairs and maintenance are expensed as incurred.

Transactional costs in connection with the acquisition of real estate properties and businesses are expensed as incurred.

Depreciation expense is computed using the straight-line method. Building and improvements are depreciated based upon estimated useful lives of 30 years and 5-15 years for furniture, fixtures and equipment and site improvements.

Tenant improvements are amortized on a straight-line basis over the shorter of the life of the asset or the term of the related lease as a component of depreciation and amortization expense. Leasing fees are amortized on a straight-line basis over the term of the related lease as a component of depreciation and amortization expense. Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the term of the related loans as a component of interest expense.

Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change.

Depreciation expense was $31,790 and none for the years ended December 31, 2012 and 2011 respectively.

Deferred Loan Fees

Direct financing costs are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the term, or anticipated repayment date, of the related agreements as a component of interest expense.

Fair Value Measurements

The Company has estimated fair value using available market information and valuation methodologies the Company believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

The Company defines fair value based on the price that it believes would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

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

Revenue Recognition

The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded by the Company under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of other assets in the accompanying consolidated balance sheets. Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and decrease in the later years of a lease. The Company periodically reviews the collectability of outstanding receivables. Allowances are taken for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables.

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenses are incurred. The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. The Company does not expect the actual results to materially differ from the estimated reimbursement.

The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and amounts due are considered collectible. Upon early lease termination, the Company provides for gains or losses related to unrecovered intangibles and other assets.

As a lessor, the Company defers the recognition of contingent rental income, such as percentage rent, until the specified target that triggered the contingent rental income is achieved.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. As of December 31, 2012 and December 31, 2011, the Company had a deferred tax asset of approximately $466,000 and $8,000, respectively, for income tax purposes, for which a valuation allowance was recorded due to current uncertainty of realization.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

(3)  Acquisitions in 2012

Date Acquired	Property Name	Location	Property Segment	Square Footage	Purchase Price

11/6/2012	Dollar General Portfolio - Phase I - five properties	Various locations in AL, GA & TN	Retail	48,634	$6,681,000

12/27/2012	Newington Fair Shopping Center	Newington, CT	Retail	186,205	17,200,000

12/28/2012	Dollar General Portfolio - Phase II - seven properties	Various locations in AL, GA & TN	Retail	63,256	8,283,000

			Total	298,095	$32,164,000

During the year ended December 31, 2012, the Company acquired through its wholly owned subsidiaries, the properties listed above for an aggregate purchase price of $32,164,000. The Company financed these acquisitions by borrowing all of the funds required except for $10.

The Company incurred $732,739 and none for the year ended December 31, 2012 and for the period from August 24, 2011 (inception) through December 31, 2011, respectively, of acquisition, dead deal and transaction related costs that were recorded in general and administrative expenses to non-related parties and general and administrative expenses to related parties in the consolidated statements of operations and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

For properties acquired during the year ended December 31, 2012, the Company recorded revenue of $101,986 and property net loss of $44,427 not including expensed acquisition related costs.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

The following table presents certain additional information regarding the Company’s acquisitions during the year ended December 31, 2012. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Buildings and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles

Dollar General Portfolio – Phase I – five properties	$1,217,000	$4,654,000	$809,920	$-
Newington Fair Shopping Center	7,833,471	8,328,529	1,431,471	(393,471)
Dollar General Portfolio Phase II – seven properties	1,152,000	6,028,999	1,101,696	-

Total	$10,202,471	$19,011,528	$3,343,087	$(393,471)

The following condensed pro forma consolidated financial statements for the year ended December 31, 2012 include pro forma adjustments related to the acquisitions and financings during 2012 considered material to the consolidated financial statements which were made for the acquisition of the portfolio of five Dollar General retail stores, the acquisition of the portfolio of seven Dollar General retail stores and the acquisition of the Newington Fair Shopping Center which are presented assuming the acquisitions had been consummated as of August 24, 2011 (inception). Since each of the twelve Dollar General retail stores were newly constructed in 2012, property operations only include a portion of 2012 which began on the respective lease commencement date.

The condensed pro forma consolidated financial statements for the period from August 24, 2011 (inception) through December 31, 2011 include pro forma adjustments related to the acquisitions and financings during 2012 considered material to the consolidated financial statements which were made for the acquisition of the Newington Fair Shopping Center which are presented assuming the acquisitions occurred on August 24, 2011 (inception). Pro forma adjustments have not been made for the acquisition of the portfolio of five and portfolio of seven Dollar General retail stores since all of the properties were newly constructed and commenced operations in 2012.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

The pro forma weighted average shares of common stock outstanding for year end December 31, 2012 and the period from August 24, 2011 (inception) through December 31, 2011 were calculated assuming all shares sold through December 31, 2012 were issued on August 24, 2011 (inception).

The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2012 acquisitions had been consummated as of August 24, 2011 (inception), nor does it purport to represent the results of operations for future periods.

	For the year ended December 31, 2012
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total income	$101,986	$1,796,359	$1,898,345
Net loss	$(1,139,882)	$(444,100)	$(1,583,982)

Net loss per common share, basic and diluted	$(18.04)		$(5.73)

Weighted average number of common shares outstanding, basic and diluted	63,198		276,239

	For the period from August 24, 2011 through December 31, 2011
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total income	$--	$550,553	$550,553
Net loss	$(19,892)	$(129,116)	$(149,008)

Net loss per common share, basic and diluted	$(0.99)		$(0.54)

Weighted average number of common shares outstanding, basic and diluted	20,000		276,239

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

(4)  Operating Leases

Minimum lease payments to be received under operating leases including ground leases, as of December 31, 2012 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments

2013	$2,388,674
2014	2,388,674
2015	2,388,674
2016	2,388,674
2017	2,388,674
Thereafter	20,651,465
Total	$32,594,835

The remaining lease terms range from 11 years to 15 years. Most of the revenue from the Company’s properties consists of rents received under long-term operating leases. Some leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses would be included within property operating expenses and reimbursements would be included in rental income on the consolidated statements of operations.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

(5)  Transactions with Related Parties

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

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

Notes to Consolidated Financial Statements (continued)

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

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

The “liquidity amount” will be calculated as follows:

▪ In the case of the sale of our assets, the net sales proceeds realized by us from the sale of assets since inception and distributed to stockholders, in the aggregate, plus the total amount of any other distributions paid by us from inception until the date that the liquidity amount is determined.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

Liquidation Stage (continued)

Subordinated incentive fee (continued)

▪ In the case of a listing or any merger, reorganization, business combination, share exchange, acquisition or other similar transaction in which our stockholders receive cash or the securities of another issuer that are listed on a national securities exchange, as full or partial consideration for their shares, the “market value” of the shares, plus the total distributions paid by us from inception until the date that the liquidity amount is determined.  “Market value” means the value determined as follows: (1) in the case of the listing of our shares, or the common stock of our subsidiary, on a national securities exchange, by taking the average closing price over the period of thirty consecutive trading days during which our shares, or the shares of the common stock of our subsidiary, as applicable, are eligible for trading, beginning on the 180th day after the applicable listing, multiplied by the number of our shares, or the shares of the common stock of our subsidiary, as applicable, outstanding on the date of measurement; or (2) in the case of the receipt by our stockholders of securities of another entity that are trading on a national securities exchange prior to, or that become listed concurrent with, the consummation of the liquidity event, as follows: (a) in the case of shares trading before consummation of the liquidity event, the value ascribed to the shares in the transaction giving rise to the liquidity event, multiplied by the number of those securities issued to our stockholders in respect of the transaction; and (b) in the case of shares which become listed concurrent with the closing of the transaction giving rise to the liquidity event, the average closing price over the period of thirty consecutive trading days during which the shares are eligible for trading, beginning on the 180th day after the applicable listing, multiplied by the number of those securities issued to our stockholders in respect of the transaction.  In addition, any distribution of cash consideration received by our stockholders in connection with any liquidity event will be added to the market value determined in accordance with clause (1) or (2).

“Aggregate invested capital” means the aggregate original issue price paid for the shares of our common stock, before reduction for organization and offering expenses, reduced by any distribution of sale or financing proceeds.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

The Company’s sponsor, Inland Real Estate Investment Corporation (the “Sponsor”) contributed $200,000 to the capital of the Company for which it received 20,000 shares of common stock. On October 26, 2012, the Sponsor purchased 222,222.222 additional shares of common stock for $9.00 per share.

As of December 31, 2012, the Company had incurred approximately $2,358,818 of offering and organization costs, of which approximately $1,630,000 was advanced by the Sponsor. Our Business Manager or its affiliates will pay or reimburse any organization or offering costs, including any issuer costs that exceed 11.5% of the gross offering proceeds from shares sold in the “best efforts” offering over the life of the Offering.

The due to affiliates amount on the accompanying consolidated balance sheets represents non-interest bearing advances made by the Sponsor which will be repaid when the Company receives equity proceeds upon achieving the minimum offering.

Certain compensation and fees payable to the Business Manager for services to be provided to the Company are limited to maximum amounts.

The Business Manager earned $482,454 in acquisition fees associated with the Company’s acquisitions in 2012. The unpaid amount is included in due to related parties in the accompany consolidated balance sheet at December 31, 2012.

The Business Manager was eligible to earn a business management fee for the fourth quarter of 2012. The Business Manager decided to permanently waive the business manager fee for this period.

As of December 31, 2012 and 2011, the Company owed a total of $2,443,900 and $619,690, respectively, to our Sponsor and its affiliates related to advances used to pay administrative and offering costs and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These amounts represent non-interest bearing advances by the Sponsor and its affiliates, which the Company intends to repay.

The Company has 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1,000 at December 31, 2012 and 2011, which are accounted for under the cost method and included in investment in related party on the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

(6)  Mortgages and Notes Payable

As of December 31, 2012, the Company had the following mortgages and notes payable outstanding:

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at December 31, 2012	Notes

May 1, 2027	Dollar General Portfolio - Phase 1 - five properties	4.31%	$3,340,450	(a),(b)

August 6, 2013	Dollar General Portfolio - Phase 1 - five properties - mezzanine loan	10.00%	3,340,460	(a),(c),(h)

December 27, 2015	Newington Fair Shopping Center - Senior Tranche	Floating rate of interest equal to three month LIBOR rate plus 3.25% subject to a minimum rate of 3.50%	9,790,000	(c),(d)

December 27, 2013	Newington Fair Shopping Center - Junior Tranche	8.50%	4,927,760	(a),(c)

December 27, 2013	Newington Fair Shopping Center & Dollar General Portfolio - Phase II - seven properties - mezzanine loan	Floating rate of interest equal to three month LIBOR rate plus 3.75% subject to a minimum rate of 6.00%	4,658,497	(c),(d),(e)

October 1, 2027	Dollar General Portfolio - Phase II - seven properties	4.347%	4,140,000	(a),(f)

January 1, 2020	Dollar General Portfolio - Phase II - seven properties -Mezzanine loan	9.00%	2,480,000	(a),(c),(g)

		Total	$32,677,167

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

(a)	Our Sponsor, IREIC, has fully and unconditionally guaranteed payment and performance. The Company did not pay any fees or other consideration to our Sponsor for this guarantee.
(b)

The loan requires monthly payments of interest only until December 1, 2019 (the “anticipated repayment date”).  In the event the loan is not repaid as of the anticipated repayment date, the loan will bear interest at a rate equal to 3% per annum plus the greater of (1) 4.31%, or (2) the seven year swap yield as of the first business day after the anticipated repayment date; provided, however, that the revised interest rate may not exceed 9.31% per annum. In addition, the Company will be required to make monthly payments of $18,000 until the maturity date.

The loan may be prepaid in full, but not in part, any time after December 1, 2014, provided that if the prepayment occurs prior to September 1, 2019, the Company will be required to pay a prepayment premium equal to the greater of: (1) 1% of the outstanding principal balance of the loan; or (2) the excess, if any, of: (a) the sum of the present values of all then-schedule payments of principal and interest under the loan documents, over (b) the principal amount being prepaid.  Subject to satisfying certain conditions, as defined, the Company may prepay a portion of the loan equal to 120% of the portion of the loan allocated to a property and obtain the release of its property and the release of its related obligations under the loan documents. Assuming no payment has been made on principal in advance of the anticipated repayment date approximately $3.34 million will be due on the anticipated repayment date. The loan is secured by cross-collateralized first mortgages on the five properties.

(c)	Loan requires monthly payments of interest only until maturity.
(d)	The three month LIBOR rate at December 31, 2012 was .306%.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

(e)

This loan is secured pursuant to a “Blocked Account Control Agreement”, as defined, under which our sponsor, IREIC, deposited an amount equal to the aggregate principal amount of the loan into a deposit account under the control of the lender. The loan may be prepaid in full or in part, at any time, and is not subject to any pre-payment premium. $2,745,996 of the loan is attributed to the Newington Fair shopping Center and $1,912,501 of the loan is attributed to the seven properties in the Dollar General Portfolio - Phase II. In addition to securing the loan, IREIC has fully and unconditionally guaranteed payment and performance. We did not pay any fees or other consideration to IREIC for this guarantee or for the pledge of security.

(f)

The loan requires monthly payments of interest only until January 1, 2020 (the “anticipated repayment date”). In the event the loan is not repaid as of the anticipated repayment date the loan will bear interest at a rate equal to 3% per annum plus the greater of: (1) 4.347% or (2) the seven year swap yield as of the first business day after the anticipated repayment date provided, however, that the revised interest rate may not exceed the 9.347% per annum. In addition, the Company will be required to make monthly payments of $22,653 until the maturity date.

The loan may be prepaid in full, but not in part, any time after January 1, 2015, provided that if the prepayment occurs prior to October 1, 2019, the Company will be required to pay a prepayment premium equal to the greater of: (1) 1% of the outstanding principal balance of the loan; or (2) the excess, if any, of: (a) the sum of the present values of all then-scheduled payments of principal and interest under the loan documents, over (b) the principal amount being prepaid. Subject to satisfying certain conditions, as defined, the Company may prepay a portion of the loan equal to 120% of the portion of the loan allocated to a property and obtain the release of its property and the release of its related obligations under the loan documents. The loan is secured by cross-collateralized first mortgages on the seven properties.

(g)	The loan may be prepaid, in whole or in part, at any time, as defined. In the event the prepayment occurs after January 1, 2014, the payment of an amount will equal the greater of: (a) 1% of the outstanding principal of the loan to be prepaid and (b) the excess, if any, of (i) the sum of the present values of all then-scheduled payments of principal and interest under the loan assuming that all scheduled payments are made timely and that the remaining outstanding principal and interest on the loan is paid on January 1, 2020, over (ii) the principal amount being prepaid.
(h)	The loan may be prepaid, in whole or in part, at any time, as defined, and is not subject to any prepayment premium.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

The principal amount of our mortgage loans outstanding as of December 31, 2012 was $32,677,167 and had a weighted average stated interest rate of 5.90% per annum and excluding the mezzanine loans the weighted average stated interest rate equaled 3.89% per annum. All of the Company’s mortgage loans are secured by first mortgages on the real estate assets or are guaranteed by the Sponsor. No fees were paid in connection with any guarantees issued by the Sponsor.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2012, all of the mortgages were current in payments and the Company was in compliance with such covenants.

The following table shows the scheduled maturities of mortgages and notes payable as of December 31, 2012 and for the next five years and thereafter (see note 12):

Mortgages and Notes Payable

2013	$12,926,717
2014	-
2015	9,790,000
2016	--
2017	--
Thereafter	9,960,450
Total	$32,677,167

The fair value of the Company’s debt approximates its carrying amount as of December 31, 2012 due primarily to the Company obtaining all of its mortgages and notes payable during the last sixty days of 2012.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

(7) Income Taxes

The Company did not have material operations during the tax year ended December 31, 2012 and therefore we intend to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2013, our first year of material operations. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its stockholders. Subsequently, if the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

The Company had no uncertain tax positions as of December 31, 2012 and 2011. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2012. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the years ended December 31, 2012 and 2011. As of December 31, 2012, returns for the calendar years 2012 and 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.

(8) Distributions

The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount of $0.001643836, which if paid each day for a 365-day period, would equal a 6% annualized rate based on a purchase price of $10.00 per share. During the year ended December 31, 2012, the Company declared cash distributions, totaling $13,793 which was paid in January 2013 (see note 12).

(9) Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of December 31, 2012 and 2011, the Company did not have any dilutive common share equivalents outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

(10) Commitments and Contingencies

The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the consolidated financial statements of the Company.

(11) Segment Reporting

The Company has one reportable segment as defined by U.S. GAAP for the years ended December 31, 2012 and 2011.

Concentration of credit risk with respect to accounts receivable currently exists due to the small number of tenants currently comprising the Company's rental revenue. The concentration of revenues for these tenants increases the Company's risk associated with nonpayment by these tenants. In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

Dolgencorp, LLC, a subsidiary of Dollar General Corporation (Dollar General) was the lessee of a substantial portion (37.5%) of the rental properties held by the Company at December 31, 2012, as a result of the acquisition in 2012 of thirteen Dollar General retail stores. A substantial portion of the Company’s total revenues (approximately $84,824 or 83% for the year ended December 31, 2012) resulted from the revenue generated from these leases. Dollar General is the guarantor of Dolgencorp LLC’s lease obligations under these various leases.

Dollar General has publicly reported total assets of $10.3 billion and $9.7 billion, total liabilities of $5.4 billion and $5.0 billion and total stockholders' equity of $4.9 billion and $4.7 billion at February 1, 2013 and February 3, 2012, respectively. Dollar General has publicly reported a net income of $952.6 million and $766.7 million for the fifty-two weeks ended February 1, 2013 and February 3, 2012, respectively. Dollar General has publicly held debt and the foregoing financial information was reported in its consolidated financial information which is publicly available.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

(12) Subsequent Events

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on January 1, 2013 through the close of business on March 31, 2013. Distributions were declared in a daily amount equal to $0.001643836 per share, which if paid each day for a 365-year period, would equate to $0.60 per share or a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•	In January 2013, total distributions declared for the month of December 2012 were paid in the amount equal to $13,793, of which $13,376 was paid in cash and $417 was reinvested through the Company’s DRP, resulting in the issuance of an additional 43.876 shares of common stock.

•	In February 2013, total distributions declared for the month of January 2013 were paid in the amount equal to $16,994, of which $14,083 was paid in cash and $2,911 was reinvested through the Company’s DRP, resulting in the issuance of an additional 306.412 shares of common stock.

•	In March 2013, total distributions declared for the month of February 2013 were paid in the amount equal to $23,354, of which $14,759 was paid in cash and $8,595 was reinvested through the Company’s DRP, resulting in the issuance of an additional 904.524 shares of common stock.

As of March 27, 2013, the Company has raised total equity, net of commissions, the marketing contribution, and due diligence expense reimbursements, the majority of which are reallowed to third party soliciting dealers, of approximately $6.2 million and issued approximately 682 thousand shares of common stock from the Offering.

On February 11, 2013, February 22, 2013, March 5, 2013 and March 18, 2013, the Company used $1,000,000, $500,000, $750,000 and $500,000, respectively, of the net proceeds from our “best efforts” offering to repay $2,750,000, in aggregate, of principal indebtedness outstanding under the mezzanine loan obtained in connection with the acquisition of the portfolio of five Dollar General retail stores on November 6, 2012.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

The following table provides information regarding the total shares sold in our offering as of March 27, 2013:

	Shares	Gross Offering Proceeds ($) (1)	Commissions and Fees ($) (2)	Proceeds to the Company, Before Expenses ($) (3)
From our Sponsor in connection with our formation	20,000	$200,000	–	$200,000
Shares sold in the offering	661,403.565	6,157,743	202,408	5,955,335
Shares sold pursuant to our distribution reinvestment plan	1,254.985	11,922	–	11,922
Shares purchased pursuant to our share repurchase program	–	–	–	–
Total:	682,658.550	$6,369,665	202,408	$6,167,257

(1)	Gross proceeds received by us as of the date of this table for shares sold.
(2)	Inland Securities Corporation serves as dealer manager of the Offering and is entitled to receive selling commissions and certain other fees, as discussed further in the prospectus for the “best efforts” offering dated October 18, 2012 as the same may be supplemented from time to time.
(3)	Organization and offering expenses, excluding commissions, will not exceed 1.5% of the gross offering proceeds. These expenses include registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements (continued)

(13) Quarterly Supplemental Financial Information (unaudited)

The following represents the results of operations, for each quarterly period, during 2012 and 2011.

	2012
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$101,986	$--	$-	$-
Net loss	$(1,054,670)	$(30,441)	$(45,769)	$(9,002)
Net loss per common share, basic and diluted (1)	$(5.50)	$(1.52)	$(2.29)	$(0.45)
Weighted average number of common shares outstanding, basic and diluted (1)	191,852	20,000	20,000	20,000

	2011
	Dec 31		For the period from August 24, (inception) through September 30, 2011
Total income	$
Net loss		$(9,000)	(10,892)
Net loss per common share, basic and diluted (1)		$(0.45)	(0.54)
Weighted average number of common shares outstanding, basic and diluted (1)		20,000	20,000

(1)	Quarterly net loss per common share amounts may not total the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2012

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encum- brance (E)	Land	Buildings and Improve- ments	Cost Capita- lized Subse- quent to Acquisi- tions	Land(C)	Buildings and Improve- ments (C)	Total (C)	Accumu- lated Deprecia- tion (D)	Date Con- structed	Date Acquired	Depre- ciable Lives
Dollar General - Brooks, GA	$945,713	$159,000	$857,000	$--	$159,000	$857,000	$1,016,000	$266	2012	2012	15-30
Dollar General - Daleville, AL	769,821	69,000	761,000	--	69,000	761,000	830,000	236	2012	2012	15-30
Dollar General - East Brewton, AL	1,039,104	148,000	780,000	--	148,000	780,000	928,000	4,346	2012	2012	15-30
Dollar General - LaGrange, GA	993,684	100,000	986,000	--	100,000	986,000	1,086,000	306	2012	2012	15-30
Dollar General - LaGrange, GA	1,089,628	248,000	943,000	--	248,000	943,000	1,191,000	293	2012	2012	15-30
Dollar General - Madisonville, TN	1,390,192	273,000	939,000	--	273,000	939,000	1,212,000	5,254	2012	2012	15-30
Dollar General - Maryville, TN	1,009,675	249,000	841,000	--	249,000	841,000	1,090,000	261	2012	2012	15-30
Dollar General - Mobile, AL	961,705	208,000	836,000	--	208,000	836,000	1,044,000	260	2012	2012	15-30
Dollar General - Newport, TN	1,172,262	200,000	818,000	--	200,000	818,000	1,018,000	4,333	2012	2012	15-30
Dollar General - Robertsdale, AL	1,694,770	324,000	1,178,000	--	324,000	1,178,000	1,502,000	6,575	2012	2012	15-30
Dollar General - Valley, AL	849,773	119,000	805,000	--	119,000	805,000	924,000	250	2012	2012	15-30
Dollar General - Wetumpka, AL	1,384,582	272,000	939,000	--	272,000	939,000	1,211,000	5,251	2012	2012	15-30
Newington Fair - Newington, CT	14,717,761	7,833,471	8,328,528	--	7,833,471	8,328,528	16,161,999	4,159	1994/2009	2012	15-30

Total Investment Properties	$28,018,670	$10,202,471	$19,011,528	$--	$10,202,471	$19,011,528	$29,213,999	$31,790

Notes:

(A)	The initial cost to the Company represents the original purchase price of the property.

(B)	The aggregate cost of real estate owned at December 31, 2012 for federal income tax purposes was approximately $32,892,000 (unaudited).

(C)	Reconciliation of real estate owned:
		2012

	Balance at January 1,	$--
	Acquisitions	32,163,615
	Intangible assets	(3,343,087)
	Intangible liabilities	393,471

	Balance at December 31,	$29,213,999

(D)	Reconciliation of accumulated depreciation:

	Balance at January 1,	$--
	Depreciation expense	31,790

	Balance at December 31,	$31,790

(E)	The encumbrance column does not include the term loan of $4,658,497 associated with the acquisition of the Newington Fair Shopping Center and the seven Dollar General retail stores in 2012.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s principal executive andprincipal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules adopted by the Securities and Exchange Commission, permitting the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2013 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2013, and is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website free of charge at http://www.inlandincometrust.com. We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11.  Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2013 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2013, and is incorporated by reference into this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2013 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2013 and is incorporated by reference into this Item 12.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2013 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2013 and is incorporated by reference into this Item 13.

Item 14.  Principal Accounting Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2013 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2013, and is incorporated by reference into this Item 14.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	List of documents filed:

	(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are set forth in the report in Item 8.

	(2)	Financial Statement Schedules

Financial statement schedule for the year ended December 31, 2012 is submitted herewith.

Real Estate and Accumulated Depreciation (Schedule III).

	(3)	Exhibits:

The list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.

(b)	Exhibits: The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)

Financial Statement Schedules

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

By:	/s/ JoAnn M. McGuinness
Name:	JoAnn M. McGuinness
President and principal executive officer

Date:	April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Daniel L. Goodwin	Director and Chairman of the Board	April 1, 2013
Name:	Daniel L. Goodwin

By:	/s/ JoAnn M. McGuinness	Director, President and Chief Operating Officer (principal executive officer)	April 1, 2013
Name:	JoAnn M. McGuinness

By:	/s/ David Z. Lichterman	Treasurer and Chief Accounting Officer (principal financial officer and principal accounting officer)	April 1, 2013
Name:	David Z. Lichterman

By:	/s/ Lee A Daniels	Director	April 1, 2013
Name:	Lee A. Daniels

By:	/s/ Stephen Davis	Director	April 1, 2013
Name:	Stephen Davis

By:	/s/ Gwen Henry	Director	April 1, 2013
Name:	Gwen Henry

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

3.2	Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2012 (file number 333-176775))

4.1	Distribution Reinvestment Plan(incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

4.2	Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2012 (file number 333-176775))

10.1	Business Management Agreement, dated as of October 18 2012, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012) (file number 333-176775))

10.2	Master Real Estate Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and Inland National Real Estate Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012) (file number 333-176775))

10.3	Master Real Estate Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and Inland National Real Estate Services II, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012) (file number 333-176775))

10.4	Investment Advisory Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc., IREIT Business Manager & Advisor, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012) (file number 333-176775))
104

Exhibit No.	Description

10.5	Escrow Agreement, dated as of October 18, 2012, by and among Inland Real Estate Income Trust, Inc., Inland Securities Corporation and UMB Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012) (file number 333-176775))

10.6	License Agreement, by and between The Inland Real Estate Group, Inc. and Inland Real Estate Income Trust, Inc., effective as of August 24, 2011 (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 25, 2012 (file number 333-176775))

10.7	Purchase Agreement Letter, dated as of September 5, 2012, by and between Highwood Investments, LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.8	Purchase Agreement Letter, dated as of July 30, 2012, by and between Highwood Investments, LLC and The Broadway Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.9	Assignment and Assumption of Purchase Agreement Letter, dated as of November 6, 2012, by and between Inland Real Estate Acquisitions, Inc. and IREIT Robertsdale DG, L.L.C., IREIT Wetumpka DG, L.L.C., IREIT East Brewton DG, L.L.C., IREIT Newport DG, L.L.C. and IREIT Madisonville DG, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.10	Assignment and Assumption of Purchase Agreement Letter, dated as of November 6, 2012, by and between Highwood Investments, LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.11	Assignment and Assumption of Lease, dated as of November 6, 2012, by and between The Broadway Group, L.L.C. and IREIT East Brewton DG, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))
105

Exhibit No.	Description

10.12	Assignment and Assumption of Lease, dated as of November 6, 2012, by and between The Broadway Group, L.L.C. and IREIT Robertsdale DG, L.L.C. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.13	Assignment and Assumption of Lease, dated as of November 6, 2012, by and between The Broadway Group, L.L.C. and IREIT Madisonville DG, L.L.C. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.14	Assignment and Assumption of Lease, dated as of November 6, 2012, by and between The Broadway Group, L.L.C. and IREIT Newport DG, L.L.C. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.15	Assignment and Assumption of Lease, dated as of November 6, 2012, by and between The Broadway Group, L.L.C. and REIT Wetumpka DG, L.L.C. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.16	Environmental Indemnity Agreement, dated as of November 6, 2012, by IREIT East Brewton DG, L.L.C., IREIT Robertsdale DG, L.L.C., IREIT Madisonville DG, L.L.C., IREIT Newport DG, L.L.C. and IREIT Wetumpka DG, L.L.C. and Inland Real Estate Investment Corporation and Inland Real Estate Income Trust, Inc., in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.17	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 6, 2012, by IREIT East Brewton DG, L.L.C., as mortgager, to JPMorgan Chase Bank, National Association, as mortgagee (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.18	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 6, 2012, by IREIT Robertsdale DG, L.L.C., as mortgager, to JPMorgan Chase Bank, National Association, as mortgagee (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))
106

Exhibit No.	Description

10.19	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 6, 2012, by IREIT Wetumpka DG, L.L.C., as mortgager, to JPMorgan Chase Bank, National Association, as mortgagee (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.20	Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated as of November 6, 2012, by IREIT Madisonville DG, L.L.C., as mortgager, to JPMorgan Chase Bank, National Association, as mortgagee (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.21	Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated as of November 6, 2012, by IREIT Newport DG, L.L.C., as mortgager, to JPMorgan Chase Bank, National Association, as mortgagee (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.22	Promissory Note, made as of November 6, 2012 by IREIT East Brewton DG, L.L.C., IREIT Robertsdale DG, L.L.C., IREIT Madisonville DG, L.L.C., IREIT Newport DG, L.L.C. and IREIT Wetumpka DG, L.L.C. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.23	Loan Agreement, dated as of November 6, 2012, by and among IREIT East Brewton DG, L.L.C., IREIT Robertsdale DG, L.L.C., IREIT Madisonville DG, L.L.C., IREIT Newport DG, L.L.C. and IREIT Wetumpka DG, L.L.C. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.24	Term Note, made as of November 6, 2012 by IREIT DG SPE Member, L.L.C. for the benefit of V-IN DOLLAR, LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.25	Guaranty Agreement, dated as of November 6, 2012, by Inland Real Estate Investment Corporation and Inland Real Estate Investment Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))
107

Exhibit No.	Description

10.26	Guaranty of IREIT DG SPE Member, L.L.C. Liabilities by Inland Real Estate Investment Corporation, dated as of November 6, 2012, by IREIT DG SPE Member, L.L.C. for the benefit of V-IN DOLLAR, LLC (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.27	Purchase Agreement Letter, dated as of September 5, 2012, by and between Highwood Investments, LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.28	Purchase Agreement Letter, dated as of July 30, 2012, by and between Highwood Investments, LLC and The Broadway Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.29	Assignment and Assumption of Purchase Agreement Letter, dated as of December 28, 2012, by and between Inland Real Estate Acquisitions, Inc. and IREIT LaGrange Hamilton DG, L.L.C., IREIT LaGrange Wares Cross DG, L.L.C., IREIT Brooks DG, L.L.C., IREIT Maryville DG, L.L.C., IREIT Valley DG, L.L.C., IREIT Daleville DG, L.L.C. and IREIT Mobile Moffett DG, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.30	Assignment and Assumption of Purchase Agreement Letter, dated as of December 28, 2012, by and between Highwood Investments, LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.31	Assignment and Assumption of Lease, dated as of December 28, 2012, by and between The Broadway Group, L.L.C. and IREIT DALEVILLE DG, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.32	Assignment and Assumption of Lease, dated as of December 28, 2012, by and between The Broadway Group, L.L.C. and IREIT MOBILE MOFFETT DG, L.L.C. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))
108

Exhibit No.	Description

10.33	Assignment and Assumption of Lease, dated as of December 28, 2012, by and between The Broadway Group, L.L.C. and IREIT VALLEY DG, L.L.C. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.34	Assignment and Assumption of Lease, dated as of December 28, 2012, by and between The Broadway Group, L.L.C. and IREIT BROOKS DG, L.L.C. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.35	Assignment and Assumption of Lease, dated as of December 28, 2012, by and between The Broadway Group, L.L.C. and IREIT LAGRANGE HAMILTON DG, L.L.C. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.36	Assignment and Assumption of Lease, dated as of December 28, 2012, by and between The Broadway Group, L.L.C. and IREIT LAGRANE WARES CROSS DG, L.L.C. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.37	Assignment and Assumption of Lease, dated as of December 28, 2012, by and between The Broadway Group, L.L.C. and IREIT MARYVILLE DG, L.L.C. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.38	Purchase and Sale Agreement, made as of May 9, 2012, between Newington-Berlin Retail, LLC and Inland Real Estate Acquisitions, Inc., as reinstated by the Reinstatement of Purchase and Sale Agreement, entered into as of October 23, 2012, by and between Newington-Berlin Retail, LLC and Inland Real Estate Acquisitions, Inc., as extended by the Extension Letter to Purchase and Sale Agreement, dated as of November 13, 2012, by and between Newington-Berlin Retail, LLC and Inland Real Estate Acquisitions, Inc., and as amended by the Amendment to Purchase and Sale Agreement, entered into as of December 27, 2012, by and between Newington-Berlin Retail, LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.39	Assignment of Purchase and Sale Agreement, dated as of December 17, 2012, by and between Inland Diversified Newington Fair, L.L.C., Inland Real Estate Acquisitions, Inc. and IREIT Newington Fair, L.L.C. (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))
109

Exhibit No.	Description

10.40	Promissory Note, made as of December 28, 2012 by IREIT LaGrange Hamilton DG, L.L.C., IREIT LaGrange Wares Cross DG, L.L.C., IREIT Brooks DG, L.L.C., IREIT Maryville DG, L.L.C., IREIT Valley DG, L.L.C., IREIT Daleville DG, L.L.C. and IREIT Mobile Moffett DG, L.L.C. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.41	Loan Agreement, dated as of December 28, 2012, by and among IREIT LaGrange Hamilton DG, L.L.C., IREIT LaGrange Wares Cross DG, L.L.C., IREIT Brooks DG, L.L.C., IREIT Maryville DG, L.L.C., IREIT Valley DG, L.L.C., IREIT Daleville DG, L.L.C. and IREIT Mobile Moffett DG, L.L.C. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.42	Environmental Indemnity Agreement, dated as of December 28, 2012, by IREIT LaGrange Hamilton DG, L.L.C., IREIT LaGrange Wares Cross DG, L.L.C., IREIT Brooks DG, L.L.C., IREIT Maryville DG, L.L.C., IREIT Valley DG, L.L.C., IREIT Daleville DG, L.L.C. and IREIT Mobile Moffett DG, L.L.C. and Inland Real Estate Investment Corporation and Inland Real Estate Income Trust, Inc., in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.43	Mezzanine Promissory Note, made as of December 28, 2012 by IREIT DG SPE II Member, L.L.C. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.44	Mezzanine Pledge and Security Agreement, made as of December 28, 2012 by IREIT DG SPE II Member, L.L.C. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.45	Guaranty Agreement, dated as of December 28, 2012, by Inland Real Estate Investment Corporation and Inland Real Estate Investment Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))
110

Exhibit No.	Description

10.46	Mezzanine Guaranty Agreement, executed as of December 28, 2012, by Inland Real Estate Investment Corporation for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.47	Mezzanine Control Agreement, made and entered into as of December 28, 2012, by and among IREIT DG SPE II Member, L.L.C., IREIT LaGrange Hamilton DG, L.L.C., IREIT LaGrange Wares Cross DG, L.L.C., IREIT Brooks DG, L.L.C., IREIT Maryville DG, L.L.C., IREIT Valley DG, L.L.C., IREIT Daleville DG, L.L.C. and IREIT Mobile Moffett DG, L.L.C. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.48	Promissory Note, made as of December 27, 2012, by Inland Real Estate Income Trust, Inc. for the benefit of Bank of the Ozarks (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.49	Security Agreement, made as of December 27, 2012, by Inland Real Estate Investment Corporation and Bank of the Ozarks (incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.50	Blocked Account Control Agreement, entered into as of December 27, 2012, among Inland Real Estate Investment Corporation as depositor, Bank of the Ozarks as lender and Bank of the Ozarks as depository bank (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.51	Repayment Guaranty, executed effective as of December 27, 2012, by Inland Real Estate Investment Corporation for the benefit of Bank of the Ozarks (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.52	Loan Agreement, made as of December 27, 2012, by and between IREIT Newington Fair, L.L.C. and Bank of the Ozarks (incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))
111

Exhibit No.	Description

10.53	Assignment of Rents, executed as of December 27, 2012, by IREIT Newington Fair, L.L.C. to Bank of the Ozarks (incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.54	Notice of Final Agreement, effective as of December 27, 2012, by IREIT Newington Fair, L.L.C., Inland Real Estate Investment Corporation and Bank of the Ozarks (incorporated by reference to Exhibit 10.28 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.55	Open-Ended Mortgage Deed, Assignment of Rents, Security Agreement and Financing Statement, entered into as of December 27, 2012, by IREIT Newington Fair, L.L.C. for the benefit of Bank of the Ozarks (incorporated by reference to Exhibit 10.29 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.56	Environmental Indemnity Agreement, executed effective as of December 27, 2012, by IREIT Newington Fair, L.L.C. for the benefit of Bank of the Ozarks (incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.57	Promissory Note, effective as of December 27, 2012, for the benefit of Bank of the Ozarks (incorporated by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.58	Repayment Guaranty, executed effective as of December 27, 2012, by Inland Real Estate Investment Corporation for the benefit of Bank of the Ozarks (incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.59	Guaranty (Carveout), executed effective as of December 27, 2012, by Inland Real Estate Investment Corporation for the benefit of Bank of the Ozarks (incorporated by reference to Exhibit 10.33 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))
112

Exhibit No.	Description

14.1	Code of Ethics*

21.1	Subsidiaries of the Registrant*

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 1, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (1)
___________________________ * Filed as part of this Annual Report on Form 10-K.

(1)

The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

113