Form 10-Q
period 2013-03-31
Inland Real Estate Income Trust, Inc.
filed 2013-05-08
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 333-176775

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

As of May 3, 2013, there were 940,863 shares of the registrant’s common stock outstanding.

1

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS

Assets:
Investment properties:
Land	$10,202,471	$10,202,471
Building and other improvements	19,018,028	19,011,528
Total	29,220,499	29,213,999
Less accumulated depreciation	(224,476)	(31,790)
Net investment properties	28,996,023	29,182,209
Cash and cash equivalents	2,832,793	2,237,050
Investment in unconsolidated entity	100,000	--
Accounts and rents receivable	72,858	45,855
Acquired lease intangibles, net	3,276,004	3,333,131
Deferred loan fees, net	368,215	421,379
Investment in related party	1,000	1,000
Other assets	638,289	38,451
Total assets	$36,285,182	$35,259,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgages and notes payable	$29,927,167	$32,677,167
Accounts payable and accrued expenses	460,192	541,275
Distributions payable	34,253	13,793
Acquired below market lease intangibles, net	387,016	393,196
Due to related parties	2,689,917	2,443,900
Other liabilities	25,154	170,130
Total liabilities	33,523,699	36,239,461

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	--	--
Common stock, $.001 par value, 1,460,000,000 shares authorized, 793,770 and 276,239 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	794	276
Additional paid in capital (net of offering costs of $2,754,428 and $2,329,970 as of March 31, 2013 and December 31, 2012, respectively)	4,868,725	192,905
Retained earnings (deficit)	(2,108,036)	(1,173,567)
Total stockholders’ equity (deficit)	2,761,483	(980,386)
Total liabilities and stockholders’ equity	$36,285,182	$35,259,075

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2013 and 2012

(unaudited)

	2013	2012
Income:
Rental income	$606,217	$--
Tenant recovery income	82,930	--
Total income	689,147	--

Expenses:
Property operating expenses	39,642	--
Real estate tax expense	75,159	--
General and administrative expenses to non-related parties	286,010	8,254
General and administrative expenses to related parties	342,206	748
Business management fee	52,266	--
Depreciation and amortization	249,813	--
Total expenses	1,045,096	9,002

Operating loss	(355,949)	(9,002)

Interest expense	(503,920)	--

Net loss	$(859,869)	$(9,002)

Net loss per common share, basic and diluted	$(1.71)	$(0.45)

Weighted average number of common shares outstanding basic and diluted	504,243	20,000

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Total

Balance at December 31, 2012	276,239	$276	$192,905	$(1,173,567)	$(980,386)
Distributions declared	--	--	--	(74,600)	(74,600)
Proceeds from offering	516,276	517	4,834,076	--	4,834,593
Offering costs	--	--	(424,458)	--	(424,458)
Proceeds from distribution reinvestment plan	1,255	1	11,921	--	11,922
Discounts on shares to related parties	--	--	254,281	--	254,281
Net loss	--	--	--	(859,869)	(859,869)

Balance at March 31, 2013	793,770	$794	$4,868,725	$(2,108,036)	$2,761,483

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2013 and 2012

(unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(859,869)	$(9,002)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	249,813	--
Amortization of loan fees	53,164	--
Amortization of acquired below market leases	(6,180)	--
Straight-line rental income	(2,868)	--
Discount on shares issued to related parties	254,281	--
Changes in assets and liabilities:
Accounts payable and accrued expenses	(4,892)	--
Accounts and rents receivable	(24,135)	--
Due to related parties	248,802	--
Prepaid rent and other liabilities	(144,976)	--
Other assets	(551,943)	--
Net cash flows used in operating activities	(788,803)	(9,002)

Cash flows from investing activities:
Capital expenditures	(6,500)	--
Investment in unconsolidated entity	(50,000)	--
Restricted escrows	(3,215)	--
Net cash flows used in investing activities	(59,715)	--

Cash flows from financing activities:
Proceeds from offering	4,834,593	--
Proceeds from the distribution reinvestment plan	11,922	--
Payment of offering costs	(598,114)	(187,492)
Due to related parties	--	300,000
Distributions paid	(54,140)	--
Payment of mortgages and notes payable	(2,750,000)	--
Net cash flows provided by financing activities	1,444,261	112,508

Net increase in cash and cash equivalents	595,743	103,506
Cash and cash equivalents at beginning of the period	2,237,050	34,088
Cash and cash equivalents, at end of period	$2,832,793	$137,594

See accompanying notes to consolidated financial statements.

6

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the three months ended March 31, 2013 and 2012

(unaudited)

	2013	2012

Supplemental schedule of non-cash investing and financing activities:

Cash paid for interest	$493,341	$--

Distributions payable	$34,253	$--

Accrued offering costs payable	$235,261	$132,161

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2012, which are included in the Company’s 2012 Annual Report as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Report on Form 10-Q. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

(1)  Organization

Inland Real Estate Income Trust, Inc. (the “Company”) was formed on August 24, 2011 to acquire and manage a diversified portfolio of commercial real estate investments located in the United States. Effective January 25, 2012, the Company changed its name from “Inland Core Assets Real Estate Trust, Inc.” to “Inland Monthly Income Trust Inc.”, and effective March 23, 2012, the Company changed its name from “Inland Monthly Income Trust, Inc.” to “Inland Real Estate Income Trust, Inc.” The Company entered into a Business Management Agreement (the “Agreement”) with IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an Affiliate of the Inland Real Estate Investment Corporation, to be the Business Manager to the Company. The Company is authorized to sell up to 150,000,000 shares of common stock (“Shares”) at $10 each in an initial public offering (the “Offering”) which commenced on October 18, 2012 and to issue 30,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”).

The Company intends to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2013. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The Company is authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year under the share repurchase program (“SRP”), if requested, if the Company chooses to repurchase them. Subject to funds being available, the Company will limit the number of shares repurchased during any consecutive twelve-month period to 5% of the number of shares outstanding at the beginning of that twelve-month period. Funding for the SRP will come from proceeds the Company receives from the DRP. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined, the Company is authorized to use any funds to complete the repurchase, and neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit will apply. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s boards of directors, in its sole direction, may at any time amend, suspend or terminate the SRP.

At March 31, 2013, the Company owned thirteen retail properties totaling 298,095 square feet. As of March 31, 2013 the portfolio had economic and physical occupancy of 100%.

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

Certain reclassifications were made to the 2012 financial statements to conform to the 2013 consolidated financial statement presentation.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries. Wholly owned subsidiaries generally consist of limited liability companies (LLCs). All intercompany balances and transactions have been eliminated in consolidation.

Each property is owned by a separate legal entity which maintains its own books and financial records and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in note 5.

Partially-Owned Entities

The Company will consolidate the operations of a joint venture if the Company determines that it is either the primary beneficiary of a variable interest entity (VIE) or have substantial influence and control of the entity. The primary beneficiary is the party that has the ability to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. There are significant judgments and estimates involved in determining the primary beneficiary of a variable interest entity or the determination of who has control and influence of the entity. When the Company consolidates an entity, the assets, liabilities and results of operations will be included in our consolidated financial statements.

In instances where the Company determines that we are not the primary beneficiary of a variable interest entity or the Company does not control the joint venture but can exercise influence over the entity with respect to its operations and major decisions, the Company will use the equity method of accounting. Under the equity method, the operations of a joint venture will not be consolidated with the Company’s operations but instead our share of operations will be reflected as equity in earnings (loss) on unconsolidated joint ventures on our consolidated statements of operations. Additionally, the Company’s net investment in the joint venture will be reflected as investment in unconsolidated entity on the consolidated balance sheets.

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Acquisitions

Upon acquisition, the Company determines the total purchase price of each property, which includes the estimated contingent consideration to be paid or received in future periods, if any. The Company allocates the total purchase price of properties based on the fair value of the tangible and intangible assets acquired and liabilities assumed based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, from a third party appraisal or other market sources.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the below market lease value of $6,180 and none was recorded as an increase to rental income for the three months ended March 31, 2013 and 2012, respectively.

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $57,127 and none for the three months ended March 31, 2013 and 2012, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted average remaining lease term. As of March 31, 2013, no amount has been allocated to customer relationship value.

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Intangible assets:
Acquired in-place lease value	$3,343,087	$3,343,087
Accumulated amortization	(67,083)	(9,956)
Acquired lease intangibles, net	$3,276,004	$3,333,131

Intangible liabilities:
Acquired below market lease value	$393,471	$393,471
Accumulated amortization	(6,455)	(275)
Acquired below market lease intangibles, net	$387,016	$393,196

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As of March 31, 2013, the weighted average amortization periods for acquired in-place lease and below market lease intangibles are 15 and 16 years, respectively.

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2013 for each of the five succeeding years is as follows:

	In-Place Leases	Below Market Leases

2013 (remainder of year)	$171,380	$18,541
2014	228,507	24,721
2015	228,507	24,721
2016	228,507	24,721
2017	228,507	24,721
Thereafter	2,190,596	269,591
Total	$3,276,004	$387,016

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

(unaudited)

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

During the three months ended March 31, 2013 and 2012, the Company incurred no impairment charges.

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

Depreciation expense was $192,686 and none for the three months ended March 31, 2013 and 2012, respectively.

Deferred Loan Fees

Direct financing costs are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the term, or anticipated repayment date, of the related agreements as a component of interest expense.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

(unaudited)

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. As of March 31, 2013 and December 31, 2012, the Company had a deferred tax asset of approximately $811,896 and $466,229, respectively, for income tax purposes, for which a valuation allowance was recorded due to current uncertainty of realization.

(3)  Investment in Unconsolidated Entity

The Company is a member of a limited liability company formed as an insurance association captive (the “Insurance Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., and Inland Diversified Real Estate Trust, Inc., a third party, Retail Properties of America, Inc., and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services, Inc. This entity is considered a variable interest entity and the Company is not the primary beneficiary, therefore, this entity is not consolidated by the Company and the equity method of accounting is used to account for this investment.

The Company entered into an agreement to pay $100,000 in exchange for a twenty percent membership interest in the Insurance Captive.  At March 31, 2013, $50,000 of this obligation remained unpaid and is included in due to related parties in the accompanying consolidated balance sheets.

(4)  Operating Leases

Minimum lease payments to be received under operating leases, including ground leases, as of March 31, 2013 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments

2013 (remainder of year)	$1,791,506
2014	2,388,674
2015	2,388,674
2016	2,388,674
2017	2,388,674
Thereafter	20,651,465
Total	$31,997,667

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(5)  Mortgages and Notes Payable

As of March 31, 2013, the Company had the following mortgages and notes payable outstanding:

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at March 31, 2013	Notes

May 1, 2027	Dollar General Portfolio - Phase 1 - five properties	4.31%	$3,340,450	(b),(i)

August 6, 2013	Dollar General Portfolio - Phase 1 - five properties - mezzanine loan	10.00%	590,460	(a),(c),(h)

December 27, 2015	Newington Fair Shopping Center - Senior Tranche	Floating rate of interest equal to three month LIBOR rate plus 3.25% subject to a minimum rate of 3.50%	9,790,000	(c),(d)

December 27, 2013	Newington Fair Shopping Center - Junior Tranche	8.50%	4,927,760	(a),(c)

December 27, 2013	Newington Fair Shopping Center & Dollar General Portfolio - Phase II - seven properties - mezzanine loan	Floating rate of interest equal to three month LIBOR rate plus 3.75% subject to a minimum rate of 6.00%	4,658,497	(c),(d),(e)

October 1, 2027	Dollar General Portfolio - Phase II - seven properties	4.347%	4,140,000	(f),(i)

January 1, 2020	Dollar General Portfolio - Phase II - seven properties - mezzanine loan	9.00%	2,480,000	(a),(c),(g)

		Total	$29,927,167

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

The loan may be prepaid in full, but not in part, any time after December 1, 2014, provided that if the prepayment occurs prior to September 1, 2019, the Company will be required to pay a prepayment premium equal to the greater of: (1) 1% of the outstanding principal balance of the loan; or (2) the excess, if any, of: (a) the sum of the present values of all then-schedule payments of principal and interest under the loan documents, over (b) the principal amount being prepaid.  Subject to satisfying certain conditions, as defined, the Company may prepay a portion of the loan equal to 120% of the portion of the loan allocated to a property and obtain the release of its property and the release of its related obligations under the loan documents. Assuming no payment has been made on principal in advance of the anticipated repayment date approximately $3,340,000 will be due on the anticipated repayment date. The loan is secured by cross-collateralized first mortgages on the five properties.

(c)	Loan requires monthly payments of interest only until maturity.
(d)	The three month LIBOR rate at March 31, 2013 was .283%.
18

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

(g)	The loan may be prepaid, in whole or in part, at any time, as defined. In the event, the prepayment occurs after January 1, 2014, the payment of an amount equal to the greater of: (a) 1% of the outstanding principal of the loan to be prepaid and (b) the excess, if any, of (i) the sum of the present values of all then-scheduled payments of principal and interest under the loan assuming that all scheduled payments are made timely and that the remaining outstanding principal and interest on the loan is paid on January 1, 2020, over (ii) the principal amount being prepaid.
(h)	The loan may be prepaid, in whole or in part, at any time, as defined, and is not subject to any prepayment premium. On April 5, 2013, the Company repaid the remaining principal balance outstanding (see note 11).
(i)	Our Sponsor, IREIC, has guaranteed payment and performance of the debt in the event the Company fails to provide access or information to the properties or fails to obtain the lender’s prior written consent to any liens on or transfers of the properties, and in the event of any losses, costs or damages incurred by the lender as a result of fraud or intentional misrepresentation of any individual borrower, gross negligence or willful misconduct, material waste of the properties and the breach of any representation or warranty concerning environmental laws, among other things. The Company did not pay any fees or other consideration to our Sponsor for this guarantee.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The principal amount of our mortgage loans outstanding as of March 31, 2013 was $29,927,167 and had a weighted average interest rate of 5.52% per annum and excluding the mezzanine loans the weighted average interest rate equaled 3.88% per annum. All of the Company’s mortgage loans are secured by first mortgages on the real estate assets or are guaranteed by the Sponsor. No fees were paid in connection with any guarantees issued by the Sponsor.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2013, all of the mortgages were current in payments and the Company was in compliance with such covenants.

The following table shows the scheduled maturities of mortgages and notes payable as of March 31, 2013 and for the next five years and thereafter:

Mortgages and Notes Payable

2013 (remainder of year)	$10,176,717
2014	--
2015	9,790,000
2016	--
2017	--
Thereafter	9,960,450
Total	$29,927,167

The fair value of the Company’s debt approximates its carrying amount as of March 31, 2013 due primarily to the Company obtaining all of its mortgages and notes payable during the fourth quarter of 2012.

The Company’s charter limits the aggregate amount the Company may borrow, whether secured or unsecured, to an amount not to exceed 300% of net assets, equivalent to a 75% loan-to-asset value ratio, unless the Company’s board (including a majority of the independent directors) determines that a higher level is appropriate. As of March 31, 2013, the Company’s borrowings exceeded 300% of its net assets. The Company’s board, including the independent directors, unanimously determined that a higher level was appropriate due to the Company’s objective of acquiring a portfolio of real estate assets with leverage prior to the Company’s receipt of offering proceeds sufficient to enable the Company to meet the borrowing limit.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(6)  Income Tax

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

The Company had no uncertain tax positions as of March 31, 2013 and December 31, 2012. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2012. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the three months ended March 31, 2013 and 2012. As of March 31, 2013, returns for the calendar years 2012 and 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.

(7)  Distributions

The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount of $0.001643836, per share based upon a 365-day period. During the three months ended March 31, 2013, the Company declared cash distributions totaling $74,600.

(8)  Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of March 31, 2013 and December 31, 2012, the Company did not have any dilutive common share equivalents outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(9)  Segment Reporting

The Company has one reportable segment as defined by U.S. GAAP for the three months ended March 31, 2013 and 2012.

Concentration of credit risk with respect to accounts receivable currently exists due to the small number of tenants currently comprising the Company's rental revenue. The concentration of revenues for these tenants increases the Company's risk associated with nonpayment by these tenants. In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

The entirety of the Company’s revenues were derived from three tenants for the three months ended March 31, 2013. Approximately 47.2%, 39.4% and 13.4% of our consolidated base rental revenue was generated from leases with Dolgencorp, LLC, a subsidiary of Dollar General Corporation, L.A. Fitness and Sam’s Club, respectively.

(10)  Transactions with Related Parties

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three other REIT’s sponsored by our sponsor, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., and Inland Diversified Real Estate Trust, Inc., and a third party, Retail Properties of America. The entity is included in the Company’s disclosure of Investment in Unconsolidated Entity (note 3) and is included in investment in unconsolidated entity in the accompanying consolidated balance sheets. At March 31, 2013, $50,000 of this obligation remained unpaid and is included in due to related parties in the accompanying consolidated balance sheets.

The Company is a party to a Shared Services Agreement with other affiliated entities of the Sponsor. The agreement allows the Company to utilize certain software in the management of its business. The Company is obligated to pay $300,000 to be a party to the agreement. As of March 31, 2013, $225,000 remained unpaid and is included in due to related parties in the accompanying consolidated balance sheets.

As of March 31, 2013, the Company was owed funds from related parties in the amount of $35,871 which was due from related parties for costs paid by the Company on their behalf. This amount is included in other assets in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the Company’s related party transactions for three months ended March 31, 2013 and 2012. Certain compensation and fees payable to the Business Manager for services to be provided to the Company are limited to maximum amounts.

		Three months ended March 31		Unpaid amounts as of
		2013	2012	March 31, 2013	December 31, 2012
General and administrative:
General and administrative reimbursements	(a)	$57,690	$748	$87,669	$18,476
Acquisition related costs	(b)	30,235	--	482,454	524,342
Affiliate share purchase discounts	(c)	254,281	--	--	--
Total general and administrative expenses		$342,206	$748	$570,123	$542,818

Offering costs	(d)	$260,509	$4,428	$162,528	$271,082
Sponsor non-interest bearing advances	(e)	--	300,000	1,630,000	1,630,000
Real estate management fees	(f)	20,154	--	--	2,254
Business management fees	(g)	52,266	--	52,266	--

(a)	The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses to related parties in the accompanying consolidated statements of operations. Unpaid amounts are included in due to related parties in the consolidated balance sheets.

(b)	The Company will pay the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price”, as defined, of each asset acquired. The Business Manager and its related parties are also reimbursed for acquisition, and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition of real estate assets, regardless of whether the Company acquires the real estate assets, subject to limits, as defined. Such costs are included in general and administrative expenses to related parties in the accompanying consolidated statements of operations. Unpaid amounts are included in due to related parties in the consolidated balance sheets.

(c)	The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 237,264 shares to related parties during the three months ended March 31, 2013.
23

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(d)	A related party of the Business Manager receives selling commissions equal to 7.0% of the sale price for each share sold and a marketing contribution equal to 3.0% of the gross offering proceeds from shares sold, the majority of which are re-allowed (paid) to third party soliciting dealers. The Company also reimburses a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds. The expenses will be reimbursed from amounts paid or re-allowed to these entities as a marketing contribution. The Company will reimburse the Sponsor, its affiliates and third parties for costs and other expenses of the Offering that they pay on the Company’s behalf, in an amount not to exceed 1.5% of the gross offering proceeds from shares sold in the “best efforts” offering. The Company does not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the distribution reinvestment plan. Such costs are offset against the stockholders’ equity accounts.

(e)	As of March 31, 2013 and December 31, 2012, the Company incurred approximately $2,783,276 and $2,358,818 of offering and organization costs, respectively, of which approximately $1,630,000 was advanced by the Sponsor. Our Business Manager or its affiliates will pay or reimburse any organization or offering costs, including any issuer costs that exceed 11.5% of the gross offering proceeds from shares sold in the “best efforts” offering over the life of the Offering.

(f)	For each property that is managed by Inland National Real Estate Services, LLC or Inland National Real Estate Services II, LLC, or their affiliates, collectively the Real Estate Managers, the Company will pay a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. Each Real Estate Manager will determine, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by one of the Real Estate Managers or its affiliates, the Company will pay the Real Estate Manager a separate leasing fee based upon prevailing market rates applicable to the geographic market of that property. Further, in the event that the Company engages its Real Estate Managers to provide construction management services for a property, the Company will pay a separate construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project. The Company also will reimburse each Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries and benefits of persons performing services for the Real Estate Managers and their affiliates except for the salaries and benefits of persons who also serve as an executive officer of any of the Real Estate Managers. As of December 31, 2012, unpaid amounts were included in accounts payable and accrued expenses in the consolidated balance sheets.

(g)	The Company will pay the Business Manager an annual business management fee equal to 0.65% of its “average invested assets,” as defined in the business management agreement, payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(11)  Subsequent Events

The board of directors of the Company declared distributions payable to stockholders of record each day beginning on the close of business on April 1, 2013 through the close of business on April 30, 2013. Distributions were declared in a daily amount equal to $0.001643836 per share, based upon a 365-year period. Distributions were and will continue to be paid monthly in arrears, as follows:

•	In April 2013, total distributions declared for the month of March 2013 were paid in the amount equal to $34,253, of which $18,587 was paid in cash and $15,666 was reinvested through the Company’s DRP, resulting in the issuance of an additional 1,649 shares of common stock.

•	In May 2013, total distributions declared for the month of April 2013 were paid in the amount equal to $43,205, of which $21,218 was paid in cash and $21,987 was reinvested through the Company’s DRP, resulting in the issuance of an additional 2,314 shares of common stock.

On April 5, 2013, the Company used $590,460 of the net proceeds from our “best efforts” offering to repay the remaining principal indebtedness outstanding under the mezzanine loan obtained in connection with the acquisition of the portfolio of five Dollar General retail stores on November 6, 2012.

The following table provides information regarding the total shares sold in our offering as of May 3, 2013:

	Shares	Gross Offering Proceeds ($) (1)	Commissions and Fees ($) (2)	Proceeds to Us, Before Expenses ($) (3)
From our Sponsor in connection with our formation:	20,000.000	200,000	--	200,000
Shares sold in the offering:	915,645.069	8,570,089	326,012	8,244,077
Shares sold pursuant to our distribution reinvestment plan:	5,218.402	49,575	--	49,575
Shares purchased pursuant to our share repurchase program:	--	--	--	--
Total:	940,863.471	8,819,664	326,012	8,493,652

(1)	Gross proceeds received by us as of the date of this table for shares sold to investors pursuant to accepted subscription agreements.
(2)	Inland Securities Corporation serves as dealer manager of the Offering and is entitled to receive selling commissions and certain other fees, as discussed further in the prospectus for the “best efforts” offering dated October 18, 2012 as the same may be supplemented from time to time.
(3)	Organization and offering expenses, excluding commissions, will not exceed 1.5% of the gross offering proceeds. These expenses include registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 1, 2013 and factors described below:

•	We have a limited operating history and the prior performance of programs sponsored by IREIC should not be used to predict our future results;
•	market disruptions may adversely impact many aspects of our operating results and operating condition;
•	we may suffer from delays in selecting, acquiring and developing suitable assets;
•	we may pay distribution from sources other than cash flow from operations, including the net offering proceeds of our current offering;
•	there is no established public trading market for our shares, our stockholders may not be able to sell their shares under our share repurchase program and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares;
•	our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the cost of our assets;
•	IREIC may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Managers;
•	we do not have arm’s-length agreements with our Business Manager, our Real Estate Managers or any other affiliates of IREIC;
•	we pay significant fees to our Business Manager, Real Estate Managers and other affiliates of our Sponsor;
•	our Business Manager and its affiliates will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders;
•	our properties may compete with the properties owned by other programs sponsored by IREIC or IPCC;
26

•	we have incurred net loss on a U.S. GAAP basis for the three months ended March 31, 2013 and 2012;
•	to date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our “best efforts” offering, which may reduce the amount of cash we ultimately invest in assets, negatively impact the value of our stockholders’ investment and be dilutive to our stockholders;
•	our Business Manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee or any acquisition fee;
•	certain of our tenants generated a significant portion of our revenue, and rental payment defaults by this significant tenant could adversely affect our results of operations; and
•	if we fail to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

The following discussion and analysis relates to the three months ended March 31, 2013 and as of March 31, 2013 and December 31, 2012. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are an externally managed Maryland corporation formed in August 2011 to acquire a diversified portfolio of commercial real estate located throughout the United States. We are managed by our business manager, IREIT Business Manager & Advisor, Inc. referred to herein as our “Business Manager.” We may acquire retail properties, office buildings, multi-family properties and industrial/distribution and warehouse facilities. Within these property types, we will focus primarily on “core” real estate assets.

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

At March 31, 2013, we owned thirteen retail properties totaling 298,095 square feet. As of March 31, 2013, our portfolio had physical and economic occupancy of 100% and our annualized base rent per square foot averaged $8.01. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

Market Outlook

As we enter the growth stage of our capital raising efforts, we believe that our executive management team is well positioned to execute our business strategy of acquiring quality commercial real estate assets that generate sustainable and predictable distributions for our stockholders. Ms. McGuinness, director, president and chief operating officer of the Company, has been with Inland for over 14 years. She also serves as the president and chief executive officer for the entities owning the real estate managers for Inland Diversified Real Estate Trust, Inc. Previously Ms. McGuinness was head of property management for Inland Retail Real Estate Trust, Inc., which had a successful liquidity event when it was acquired in a merger with Developers Diversified Realty Corporation (NYSE:DDR). Mr. Goodwin, director and chairman of the board, founded the Inland real estate organization in 1968 and also served as director of Inland Real Estate Corporation (NYSE:IRC) since 2001 and served as Inland Real Estate Corporation chairman of the board from 2004 through 2008.

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

Our general experience tells us that a period of rising inflation can translate to a period of rising rental rates, particularly at multi-tenant retail properties that include a higher instance of lease roll-over. In comparison to single-tenant properties with longer leases, this provides significantly more opportunities to increase rental rates as a higher percentage of leases expire more frequently. As of March 31, 2013, we own 12 single tenant properties and one multi-tenant property with average lease expirations of 15 years and 12 years, respectively.

As a demonstration of its commitment to investors, IREIC, our sponsor, invested $2.0 million and received approximately 222,222 shares of our common stock at $9.00 per share on October 26, 2012. IREIC’s invested capital, combined with capital from early investors, helped satisfy our minimum offering requirement and enabled us to purchase 12 single-tenant triple net lease properties, as well as one multi-tenant retail property.

Currently, our management team believes that we can produce the best risk adjusted returns in multi-tenant necessity-based retail shopping centers. This sector of the retail asset class is characterized by multiple leases with a wide variety of tenants on each property. As we raise capital, our management team expects to continue to purchase net leased opportunities characterized by longer-term leases secured by high quality tenant credits, but also intends to begin to shift its focus toward the multi-tenant retail space similar to our acquisition of the 186,205 square foot Newington Fair Shopping Center in Newington, Connecticut.

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

Liquidity and Capital Resources

General

Our principal demand for funds is to acquire real estate assets, to pay operating expenses, to pay interest on our outstanding indebtedness and to make distributions to our stockholders.  We will generally seek to fund our cash needs for items other than asset acquisitions from operations.  Our cash needs for acquisitions will be funded primarily from the sale of our shares, including those offered for sale through our distribution reinvestment plan, as well as financing to be obtained concurrent with an acquisition or in the future.  There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations.  Our Business Manager, its acquisition group, and Inland Real Estate Acquisitions, or “IREA,” evaluates potential acquisitions and engages in negotiations with sellers and lenders on our behalf.  Pending investment in real estate assets, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than those earned on real estate assets.  These lower returns may affect our ability to make or fund distributions to you.

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

As of March 31, 2013, the Offering generated proceeds, net of commissions, the marketing contribution and due diligence expense reimbursements, the majority of which are re-allowed to third party soliciting dealers, totaling approximately $7.155 million.

Through March 31, 2013, our liquidity needs have primarily been to purchase twelve Dollar General retail stores and the Newington Fair Shopping Center and to pay organization and offering costs. Our Sponsor advanced $1.63 million to us for the payment of organization and offering costs. The Company funded the purchase of the twelve Dollar General retail stores and the Newington Fair Shopping Center in 2012, with proceeds from mortgage and mezzanine loans totaling approximately $32.7 million and $10 in cash.

The Company primarily funded its thirteen property acquisitions by obtaining first mortgages and mezzanine loans. The Company’s charter provides for limits on the amounts the Company may borrow. The amount is limited to an aggregate of 300% of our net assets, which equates to 75% of the cost of our assets, as defined. As permitted by our charter, however, our board of director’s determined that a higher debt level was appropriate. As of March 31, 2013, the Company’s borrowings exceeded 300% of its net assets. The Company’s board, including the independent directors, unanimously determined that a higher level was appropriate due to the Company’s objective of acquiring a portfolio of real estate assets with leverage prior to the Company’s receipt of offering proceeds sufficient to enable the Company to meet the borrowing limit. As of March 31, 2013, the Company had total debt outstanding of approximately $29.9 million of which approximately $10.2 million is due in 2013, approximately $9.8 million is due in 2015, approximately $2.5 million is due in 2020, and the remaining amount of approximately $7.4 million is due in 2027. The Company intends to repay its mezzanine loans maturing in 2013 with proceeds from its “best efforts” offering. On April 5, 2013, the Company repaid the remaining principal indebtedness outstanding (totaling approximately $0.6 million) under the mezzanine loan obtained in connection with the acquisition of the portfolio of five Dollar General retail stores on November 6, 2012 (see discussion in subsequent events).

As of March 31, 2013 and December 31, 2012, we owed approximately $2.7 million and $2.4 million, respectively, to our Sponsor and its affiliates for acquisition and business management fees, not otherwise waived, advances from our Sponsor which were used to pay administrative and offering costs, and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These advances from our Sponsor and its affiliates do not bear interest.

Our charter requires that we monitor our expenses on a trailing 12-month basis, and it states that our “total operating expenses” are deemed to be excessive if, at the end of any quarter, they exceed for the prior trailing 12-month period the greater of 2% of our “average invested assets” or 25% of our “net income,” each as defined in our charter. For the trailing 12 months ended March 31, 2013, our “total operating expenses” as a percentage of “average invested assets” and “net loss” were approximately 6.2% and -141%, respectively.  Our board of directors, including all of our independent directors, reviewed this analysis and unanimously determined the excess to be justified, because we are in the early stages of our offering and acquiring properties. We expect our “total operating expenses” to fall within the parameters described above as we acquire more assets.

Distributions

We expect to generate little, if any, cash flow from operations until we make substantial investments. Our organizational documents permit us to make distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our “best efforts” offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, we may determine not to pay distributions or to pay all or a portion of our distributions from other sources. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceedings of this offering, to pay distributions. We began declaring distributions to stockholders of record during December 2012. These distributions were paid on January 2, 2013. Subsequently, the Company has paid monthly distributions to daily stockholders of record during each month of January, February, March and April 2013. One hundred percent (100%) of the distributions paid to stockholders were paid from the net proceeds of our “best efforts” offering, which is dilutive to our stockholders. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. Further, distributions that exceed cash flow from operations may not be sustainable. In addition, by using the net proceeds of our “best efforts” offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in our “best efforts” offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors.

Cash Flow Analysis

Cash used in operating activities was $788,803 and $9,002 for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013, funds generated from property operations were offset primarily by interest payments and general and administrative expenses. For the three months ended March 31, 2012, cash was used to pay general and administrative expenses. For the three months ended March 31, 2013, any cash deficit was funded by net offering proceeds.

Cash used in investing activities was $59,715 and none for the three months ended March 31, 2013 and 2012, respectively. During the first quarter of 2013, $50,000 was used for an investment in an unconsolidated entity, the insurance captive, $6,500 for capital expenditures and $3,215 to fund a required lender held replacement escrow.

Cash provided by financing activities was $1,444,261 and $112,508 for the three months ended March 31, 2013 and 2012, respectively. We generated proceeds from the sale of shares, net of offering costs paid, of $4,236,479 during the first quarter of 2013 and paid offering costs of $187,492 during the first quarter of 2012. Our Sponsor did not make any advances during the three months ended March 31, 2013, but did advance $300,000 during the three months ended March 31, 2012. We generated $11,922 from the DRP and paid $54,140 in distributions during the first quarter of 2013. We also used $2,750,000 of offering proceeds to repay a portion of the original note payable in the aggregate principal amount of $3,340,450.

Results of operations

The following discussion is based on our consolidated financial statements for the three months ended March 31, 2013.  Although our results of operations include income and expense incurred for the three months ended March 31, 2012, we did not purchase our first property until November 6, 2012.   For the three months ended March 31, 2013, the properties generated approximately $574,000 of net operating income. Our net loss was $859,869 and included the following components for the first quarter of 2013.

Operating loss. Operating loss for the three months ended March 31, 2013 was $355,949 which consisted of total income, property operating expenses, real estate taxes, general and administrative expenses, business management fee and depreciation and amortization.

Total income for the three months ended March 31, 2013 was $689,147 which consisted primarily of tenant rental and recovery income. Property operating expenses totaled $39,642, and consisted of property management fees and costs of owning and maintaining the investment properties. Real estate tax expense was $75,159.

General and administrative expenses for the first quarter of 2013 totaled $628,216 and consisted primarily of related party stock discounts of $254,281, professional fees of $112,151 and other costs of $261,784.

Depreciation and amortization expense for the three months ended March 31, 2013, totaled $249,813 and was a result of depreciation on the thirteen properties purchased during the fourth quarter of 2012 in the amount of $192,686 and amortization of acquired lease intangible assets totaling $57,127.

Interest expense. Interest expense for the three months ended March 31, 2013, totaled $503,920 and is due to the financing of thirteen properties purchased during the fourth quarter of 2012.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 1, 2013, under the heading “Critical Accounting Policies.”

Stockholder Liquidity

We provide the following programs to facilitate additional investment in our shares at a discount from the offering price in the “best efforts offering” and without being charged sales commission, the marketing contribution or the due diligence expense allowance and to provide limited liquidity for stockholders until such time as a market for the shares develops, if at all.

Specifically, stockholders may acquire additional shares without paying sales commissions, the marketing contribution or the due diligence expense allowance by reinvesting some or all of their distributions through the “Distribution Reinvestment Program” or “DRP.” Presently, the DRP shares are issued through our DRP at a price equal to $9.50 per share.

The SRP is designed to provide existing stockholders with limited interim liquidity by enabling them to sell shares back to us subject to certain restrictions, as defined. The prices at which shares may be sold back to us as Ordinary Repurchases, as defined, are as follows:

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

We are authorized to fund any repurchases by using only the proceeds generated from sales of shares under our DRP plan and we will limit the number of Ordinary Repurchases, as defined in the SRP, during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. Shares repurchased by the Company will be cancelled and will have the status of authorized but unissued shares. The repurchased shares will not be reissued unless they are first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with exemptions from the registration provisions contained in these laws. During any offering period, the repurchase price will be equal to or below the price of the shares specified in the Offering.

In the case of an Exceptional Repurchase, as defined in the SRP, upon the death or qualifying disability of a shareholder, the price at which shares may be sold back to us is equal to 100% of the share price. Exceptional Repurchases are not subject to a one-year holding period, or the 5% repurchase limit discussed above, and may be repurchased with funds of any type.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Selected Financial Data

The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations. This selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

	March 31, 2013	December 31, 2012
Total assets	$36,285,182	$35,259,075
Mortgages and notes payable	$29,927,167	$32,677,167

	For the three months ended March 31,
	2013	2012
Total income	$689,147	$--
Net loss	$(859,869)	$(9,002)
Net loss per common share, basic and diluted (a)	$(1.71)	$(0.45)
Distributions declared to common stockholders	$74,600	$--
Distributions per weighted average common share (a)	$0.15	$--
Cash flows used in operating activities	$(788,803)	$(9,002)
Cash flows used in investing activities	$(59,715)	$--
Cash flows provided by financing activities	$1,444,261	$112,508
Weighted average number of common shares outstanding, basic and diluted	504,243	20,000

(a)	The net loss attributable to common stockholders, per share basic and diluted is based upon the weighted average number of common shares outstanding for the three months ended March 31, 2013 and 2012, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the year or period ended.

Subsequent Events

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on April 1, 2013 through the close of business on April 30, 2013. Distributions were declared in a daily amount equal to $0.001643836 per share, based upon a 365-year period. Distributions were and will continue to be paid monthly in arrears, as follows:

•	In April 2013, total distributions declared for the month of March 2013 were paid in the amount equal to $34,253, of which $18,587 was paid in cash and $15,666 was reinvested through the Company’s DRP, resulting in the issuance of an additional 1,649 shares of common stock.

•	In May 2013, total distributions declared for the month of April 2013 were paid in the amount equal to $43,205, of which $21,218 was paid in cash and $21,987 was reinvested through the Company’s DRP, resulting in the issuance of an additional 2,314 shares of common stock.

On April 5, 2013, we used $590,460 of the net proceeds from our “best efforts” offering to repay the remaining principal indebtedness outstanding under the mezzanine loan obtained in connection with the acquisition of the portfolio of five Dollar General retail stores on November 6, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. As of March 31, 2013, we had outstanding debt, which is subject to fixed interest rates and variable rates of $15,478,670 and $14,448,497, respectively, bearing interest rates in the range equal to 3.533% to 10.00% per annum. At March 31, 2013, our mortgage loans outstanding had a weighted average interest rate of 5.52%.

If market rates of interest on all debt which is subject to variable rates as of March 31, 2013 permanently increased by 1% (100 basis points), the increase in interest expense on all debt would decrease future earnings and cash flows by approximately $144,485 annually. If market rates of interest on all debt which is subject to variable rates as of March 31, 2013 permanently decreased by 1% (100 basis points), the decrease in interest expense on all debt would increase future earnings and cash flows by the same amount provided the variable rate of interest was greater than the minimum rate of interest.

If market rates of interest on all debt which is subject to fixed rates, assuming debt is refinanced, as of March 31, 2013 permanently increased by 1% (100 basis points), the increase in interest expense on all debt would decrease future earnings and cash flows by approximately $154,787 annually. If market rates of interest on all debt which is subject to fixed rates, assuming debt is refinanced, as of March 31, 2013 permanently decreased by 1% (100 basis points), the decrease in interest expense on all debt would increase future earnings and cash flows by the same amount.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. We have not used derivative financial instruments to hedge against interest rate fluctuations to date, but if we do, we will be exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us because the counterparty may not perform. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We will seek to manage the market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. There is no assurance we will be successful.

With regard to variable rate financing, our Business Manager assesses our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our Business Manager maintains risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes. As of March 31, 2013, we have not entered into any derivative financial instruments.

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of March 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended March 31, 2013.

We have incurred a net loss on a U.S. GAAP basis for the quarterly period ended March 31, 2013. Our losses can be attributed, in part, to startup costs and expenses incurred while we increased the size of our portfolio. In addition, depreciation and amortization reduced our net income on a U.S. GAAP basis. If we incur net losses in the future, our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders may be materially and adversely affected. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of an investor’s investment could decline substantially. We were formed in August 2011 and, as of March 31, 2013, had acquired 13 retail properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.

The Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. Through 2013, the FDIC is insuring up to $250,000 per depositor per insured bank account. At March 31, 2013, we had cash and cash equivalents exceeding these federally insured levels. If the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

Certain of our tenants generated a significant portion of our revenue, and rental payment defaults by this significant tenant could adversely affect our results of operations.

For the three months ended March 31, 2013, approximately 47.2%, 39.4% and 13.4% of our consolidated base rental revenue was generated from leases with Dolgencorp, LLC, a subsidiary of Dollar General Corporation, L.A. Fitness and Sam’s Club, respectively. Dollar General Corporation has guaranteed all rents and other sums due under each lease with Dolgencorp, LLC in the event that Dolgencorp, LLC defaults. As a result of the concentration of revenue generated from these properties, if any of these tenants were to cease paying rent or fulfilling their other monetary obligations, or if Dollar General Corporation did not fulfill its obligations under the guarantee, we could have significantly reduced rental revenues or higher expenses until the default was cured or the properties were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms, if at all.

The majority of our real estate investments may include single-tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.

As of March 31, 2013, 92% of our properties were single-tenant properties. Single-tenant properties are relatively illiquid compared to other types of real estate and financial assets, which will further limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. Moreover, as the current lease nears expiration, it may be difficult to sell the property on terms and conditions that we consider favorable, if at all.  In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower unless we make substantial capital investments.

 We exceeded the total limit we may borrow as set by our charter which may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans.

As of March 31, 2013 we had borrowed approximately 17,806% of our net assets, as defined in our charter, which exceeded the limit set forth in our charter. Notwithstanding the determination by our board that exceeding the limit was justified, there is no assurance that we will not exceed the limit in the future. Borrowing reduces the funds available for, among other things, acquisitions, capital expenditures for existing properties or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest on this debt.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount of cash flow from operations available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In such a case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure but would not receive any cash proceeds. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate properties. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so. If any mortgage contains cross-collateralization or cross-default provisions, more than one property may be affected by a default.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of March 31, 2013 we had $14,448,497 or 48% of our total debt that bore interest at variable rates, of which $4,658,497 matures in 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2012, our Registration Statement on Form S-11 (File No. 333-176775), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act. The Offering commenced on October 18, 2012 and is ongoing.

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

On August 25, 2011, we issued 20,000 shares of our common stock for $10.00 per share, or an aggregate purchase price of $200,000, to our Sponsor in connection with our formation. No sales commission or other consideration was paid in connection with the sale. The sale was consummated without registration under the Securities Act, as amended, in reliance upon the exemption from registration set forth in Section 4(2) of the Act as transactions not involving any public offering.

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act, and we did not repurchase any of our securities.

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

INLAND REAL ESTATE INCOME TRUST, INC.

	/s/ JoAnn M. McGuinness		/s/ David Z. Lichterman
By:	JoAnn M. McGuinness	By:	David Z. Lichterman
	President and principal executive officer		Treasurer and principal financial officer
Date:	May 8, 2013	Date:	May 8, 2013

Exhibit Index

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

3.2	Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2012 (file number 333-176775))

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

4.2	Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2012 (file number 333-176775))

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Securities Exchange Commission on May 8, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholder’s Equity, (iv) Statements of Cash Flows (v) Notes to Financial Statements (tagged as blocks of text) (1)
_____

*	Filed as part of this Quarterly Report on Form 10-Q.

(1)	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
41