Form 10-Q
period 2013-06-30
Inland Real Estate Income Trust, Inc.
filed 2013-08-09
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 333-176775

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

630-218-8000

(Registrant’s telephone number, including area code)

______________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 6, 2013, there were 2,017,970 shares of the registrant’s common stock, $.001 par value, outstanding.

1

INLAND REAL ESTATE INCOME TRUST, INC.

Item 1. Financial Statements

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS
Assets:
Investment properties:
Land	$10,202,471	$10,202,471
Building and other improvements	19,018,028	19,011,528
Total	29,220,499	29,213,999
Less accumulated depreciation	(417,163)	(31,790)
Net investment properties	28,803,336	29,182,209
Cash and cash equivalents	1,202,953	2,237,050
Investment in unconsolidated entity	103,870	--
Accounts and rents receivable	139,925	45,855
Acquired lease intangibles, net	3,218,877	3,333,131
Deferred loan fees, net	282,805	421,379
Investment in related party	1,000	1,000
Other assets	621,499	38,451
Total assets	$34,374,265	$35,259,075

LIABILITIES AND EQUITY
Liabilities:
Mortgages and notes payable	$23,656,707	$32,677,167
Accounts payable and accrued expenses	314,007	541,275
Distributions payable	61,704	13,793
Acquired below market lease intangibles, net	380,836	393,196
Due to related parties	2,578,618	2,443,900
Other liabilities	25,154	170,130
Total liabilities	27,017,026	36,239,461

Commitments and contingencies

Equity (deficit):
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	--	--
Common stock, $.001 par value, 1,460,000,000 shares authorized, 1,394,270 and 276,239 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,394	276
Additional paid in capital (net of offering costs of $3,504,788 and $2,329,970 as of June 30, 2013 and December 31, 2012, respectively)	10,073,533	192,905
Retained earnings (deficit)	(2,717,688)	(1,173,567)
Total stockholders’ equity (deficit)	7,357,239	(980,386)
Total liabilities and stockholders’ equity	$34,374,265	$35,259,075

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income:
Rental income	$606,217	$--	$1,212,434	$--
Tenant recovery income	105,035	--	187,965	--
Total income	711,252	--	1,400,399	--

Expenses:
Property operating expenses	54,509	--	94,151	--
Real estate tax expense	74,805	--	149,964	--
General and administrative expenses to non-related parties	222,338	45,193	508,348	53,447
General and administrative expenses to related parties	47,414	576	389,620	1,324
Business management fee	52,266	--	104,532	--
Depreciation and amortization	249,813	--	499,626	--
Total expenses	701,145	45,769	1,746,241	54,771

Operating income (loss)	10,107	(45,769)	(345,842)	(54,771)

Interest expense	(466,323)	--	(970,243)	--
Equity in earnings of unconsolidated entity	3,870	--	3,870	--

Net loss	$(452,346)	$(45,769)	$(1,312,215)	$(54,771)

Net loss per common share, basic and diluted	$(0.43)	$(2.29)	$(1.68)	$(2.74)

Weighted average number of common shares outstanding basic and diluted	1,051,400	20,000	779,333	20,000

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENT OF EQUITY

Six months ended June 30, 2013

(unaudited)

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Total

Balance at January 1, 2013	276,239	$276	$192,905	$(1,173,567)	$(980,386)
Distributions declared	--	--	--	(231,906)	(231,906)
Proceeds from offering	1,110,080	1,110	10,724,723	--	10,725,833
Offering costs	--	--	(1,174,818)	--	(1,174,818)
Proceeds from distribution reinvestment plan	7,951	8	75,531	--	75,539
Discounts on shares to related parties	--	--	255,192	--	255,192
Net loss	--	--	--	(1,312,215)	(1,312,215)

Balance at June 30, 2013	1,394,270	$1,394	$10,073,533	$(2,717,688)	$7,357,239

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,312,215)	$(54,771)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	499,626	--
Amortization of loan fees	146,754	--
Amortization of acquired below market leases	(12,360)	--
Straight-line rental income	(5,737)	--
Discount on shares issued to related parties	255,192	--
Equity in earnings of unconsolidated entity	(3,870)	--
Changes in assets and liabilities:
Accounts payable and accrued expenses	(72,236)	44,808
Accounts and rents receivable	(88,333)	--
Due to related parties	212,780	--
Prepaid rent and other liabilities	(144,976)	--
Other assets	(506,397)	--
Net cash flows used in operating activities	(1,031,772)	(9,963)

Cash flows from investing activities:
Capital expenditures	(6,500)	--
Investment in unconsolidated entity	(100,000)	--
Restricted escrows	(6,441)	--
Net cash flows used in investing activities	(112,941)	--

Cash flows from financing activities:
Proceeds from offering	10,725,833	--
Proceeds from the distribution reinvestment plan	75,539	--
Payment of offering costs	(1,407,909)	(382,192)
Due to related parties, net	(70,212)	400,000
Distributions paid	(183,995)	--
Payment of loan costs	(8,180)	--
Payment of mortgages and notes payable	(9,020,460)	--
Net cash flows provided by financing activities	110,616	17,808

Net increase (decrease) in cash and cash equivalents	(1,034,097)	7,845
Cash and cash equivalents at beginning of the period	2,237,050	34,088
Cash and cash equivalents, at end of period	$1,202,953	$41,933

See accompanying notes to consolidated financial statements.

6

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Six months ended June 30,
	2013	2012

Supplemental disclosure of cash flow information:

Cash paid for interest	$847,274	$--

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$61,704	$--

Accrued offering costs payable	$229,126	$205,121

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2012, which are included in the Company’s 2012 Annual Report as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

(1)  Organization

Inland Real Estate Income Trust, Inc. (the “Company”) was formed on August 24, 2011 to acquire and manage a diversified portfolio of commercial real estate investments located in the United States. Effective January 25, 2012, the Company changed its name from “Inland Core Assets Real Estate Trust, Inc.” to “Inland Monthly Income Trust Inc.,” and effective March 23, 2012, the Company changed its name from “Inland Monthly Income Trust, Inc.” to “Inland Real Estate Income Trust, Inc.” The Company entered into a Business Management Agreement (the “Agreement”) with IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an Affiliate of the Inland Real Estate Investment Corporation, to be the Business Manager to the Company. The Company is authorized to sell up to 150,000,000 shares of common stock (“Shares”) at $10 each in an initial public offering (the “Offering”) which commenced on October 18, 2012 and to issue 30,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”).

The Company intends to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2013. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

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

At June 30, 2013, the Company owned thirteen retail properties totaling 298,095 square feet. As of June 30, 2013 the portfolio had economic and physical occupancy of 100%.

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

Partially-Owned Entities

The Company will consolidate the operations of a joint venture if the Company determines that it is either the primary beneficiary of a variable interest entity (VIE) or has substantial influence and control of the entity. The primary beneficiary is the party that has the ability to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. There are significant judgments and estimates involved in determining the primary beneficiary of a variable interest entity or the determination of who has control and influence of the entity. When the Company consolidates an entity, the assets, liabilities and results of operations will be included in our consolidated financial statements.

In instances where the Company determines that we are not the primary beneficiary of a variable interest entity or the Company does not control the joint venture but can exercise influence over the entity with respect to its operations and major decisions, the Company will use the equity method of accounting. Under the equity method, the operations of a joint venture will not be consolidated with the Company’s operations but instead our share of operations will be reflected as equity in earnings (loss) of unconsolidated entity on our consolidated statements of operations. Additionally, the Company’s net investment in the joint venture will be reflected as investment in unconsolidated entity on the consolidated balance sheets.

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

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the below market lease value of $6,180 and $0 was recorded as an increase to rental income for the three months ended June 30, 2013 and 2012, respectively, and $12,360 and $0 for the six months ended June 30, 2013 and 2012, respectively.

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $57,127 and $0 for the three months ended June 30, 2013 and 2012, respectively, and $114,254 and $0 for the six months ended June 30, 2013 and 2012, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted average remaining lease term. As of June 30, 2013, no amount has been allocated to customer relationship value.

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Intangible assets:
Acquired in-place lease value	$3,343,087	$3,343,087
Accumulated amortization	(124,210)	(9,956)
Acquired lease intangibles, net	$3,218,877	$3,333,131

Intangible liabilities:
Acquired below market lease value	$393,471	$393,471
Accumulated amortization	(12,635)	(275)
Acquired below market lease intangibles, net	$380,836	$393,196

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As of June 30, 2013, the weighted average amortization periods for acquired in-place lease and below market lease intangibles are 15 and 16 years, respectively.

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2013 for each of the five succeeding years is as follows:

	Acquired In-Place Leases	Below Market Leases

2013 (remainder of year)	$114,253	$12,361
2014	228,507	24,721
2015	228,507	24,721
2016	228,507	24,721
2017	228,507	24,721
Thereafter	2,190,596	269,591
Total	$3,218,877	$380,836

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

During the three and six months ended June 30, 2013 and 2012, the Company incurred no impairment charges.

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

Depreciation expense was $192,686 and $0 for the three months ended June 30, 2013 and 2012, respectively and $385,372 and $0 for the six months ended June 30, 2013 and 2012, respectively.

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Revenue Recognition

The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of, or controls the physical use of, the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded by the Company under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets are recognized only to the extent that it is more likely than not they will be realized. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. As of June 30, 2013 and December 31, 2012, the Company had a deferred tax asset of approximately $993,739 and $466,229, respectively, for income tax purposes, for which a valuation allowance was recorded due to current uncertainty of realization.

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

The Company entered into an agreement and paid $100,000 in exchange for a twenty percent membership interest in the Insurance Captive. The Company’s share of net income from its investment is based on the ratio of each member’s premium contribution to the venture. The Company was allocated income of $3,870 for the three and six months ended June 30, 2013 and $0 for the three and six months ended June 30, 2012.

(4)  Operating Leases

Minimum lease payments to be received under operating leases, including ground leases, as of June 30, 2013 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments

2013 (remainder of year)	$1,194,337
2014	2,388,674
2015	2,388,674
2016	2,388,674
2017	2,388,674
Thereafter	20,651,467
Total	$31,400,500

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(5)  Mortgages and Notes Payable

As of June 30, 2013, the Company had the following mortgages and notes payable outstanding:

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at June 30, 2013	Notes

May 1, 2027	Dollar General Portfolio - Phase 1 - five properties	4.31%	$3,340,450	(a),(b)

December 27, 2015	Newington Fair Shopping Center - Senior Tranche	Floating rate of interest equal to three month LIBOR rate plus 3.25% subject to a minimum rate of 3.50%	9,790,000	(c),(d)

December 27, 2013	Newington Fair Shopping Center - Junior Tranche	8.50%	1,727,760	(c),(e)

December 27, 2013	Newington Fair Shopping Center & Dollar General Portfolio - Phase II - seven properties - mezzanine loan	Floating rate of interest equal to three month LIBOR rate plus 3.75% subject to a minimum rate of 6.00%	4,658,497	(c),(d),(f)

October 1, 2027	Dollar General Portfolio - Phase II - seven properties	4.347%	4,140,000	(a),(g)

		Total	$23,656,707

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

(b)

The loan requires monthly payments of interest only until December 1, 2019 (the “anticipated repayment date”).  In the event the loan is not repaid as of the anticipated repayment date, the loan will bear interest at a rate equal to 3% per annum plus the greater of: (1) 4.31%; or (2) the seven year swap yield as of the first business day after the anticipated repayment date; provided, however, that the revised interest rate may not exceed 9.31% per annum. In addition, the Company will be required to make monthly payments of $18,000 until the maturity date.

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

(c)	Loan requires monthly payments of interest only until maturity.
(d)	The three month LIBOR rate at June 30, 2013 was 0.274%.
(e)

Our Sponsor, IREIC, has fully and unconditionally guaranteed payment and performance.  The Company did not pay any fees or other consideration to our Sponsor for this guarantee. On July 5, 2013, the Company repaid $300,000 and on July 9, 2013, the Company repaid the remaining principal amount outstanding of $1,427,760 (see Note 11).

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(f)

This loan is secured pursuant to a “Blocked Account Control Agreement,” as defined, under which our Sponsor, IREIC, deposited an amount equal to the aggregate principal amount of the loan into a deposit account under the control of the lender. The loan may be prepaid in full or in part, at any time, and is not subject to any pre-payment premium. $2,745,996 of the loan is attributed to the Newington Fair shopping Center and $1,912,501 of the loan is attributed to the seven properties in the Dollar General Portfolio - Phase II. In addition to securing the loan, IREIC has fully and unconditionally guaranteed payment and performance. We did not pay any fees or other consideration to IREIC for this guarantee or for the pledge of security. On July 15, 2013, July 19, 2013, July 26, 2013, August 2, 2013 and August 8, 2013, the Company repaid $1,000,000, $500,000, $1,000,000, $750,000, and $1,000,000, respectively, representing a portion of the remaining principal balance outstanding (see Note 11).

(g)

The loan requires monthly payments of interest only until January 1, 2020 (the “anticipated repayment date”). In the event the loan is not repaid as of the anticipated repayment date the loan will bear interest at a rate equal to 3% per annum plus the greater of: (1) 4.347%; or (2) the seven year swap yield as of the first business day after the anticipated repayment date provided, however, that the revised interest rate may not exceed the 9.347% per annum. In addition, the Company will be required to make monthly payments of $22,653 until the maturity date.

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The principal amount of our mortgage loans outstanding as of June 30, 2013 was $23,656,707 and had a weighted average interest rate of 4.64% per annum and excluding the mezzanine loans the weighted average interest rate equaled 3.88% per annum. All of the Company’s mortgage loans are secured by first mortgages on the real estate assets or are guaranteed by the Sponsor. No fees were paid in connection with any guarantees issued by the Sponsor.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2013, all of the mortgages were current in payments and the Company was in compliance with such covenants.

The following table shows the scheduled maturities of mortgages and notes payable as of June 30, 2013 and for the next five years and thereafter:

Mortgages and Notes Payable

2013 (remainder of year)	$6,386,257
2014	--
2015	9,790,000
2016	--
2017	--
Thereafter	7,480,450
Total	$23,656,707

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $23,656,707 and $32,677,167 as of June 30, 2013 and December 31, 2012, respectively, and its estimated fair value was $23,615,668 and $32,677,167 as of June 30, 2013 and December 31, 2012, respectively.

The Company’s charter limits the aggregate amount the Company may borrow, whether secured or unsecured, to an amount not to exceed 300% of net assets, equivalent to 75% of the costs of our assets, unless the Company’s board (including a majority of the independent directors) determines that a higher level is appropriate. As of June 30, 2013, the Company’s borrowings exceeded 300% of its net assets. The Company’s board, including the independent directors, unanimously determined that a higher level was appropriate due to the Company’s objective of acquiring a portfolio of real estate assets with leverage prior to the Company’s receipt of offering proceeds sufficient to enable the Company to meet the borrowing limit.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(6)  Income Tax

The Company did not have material operations during the tax year ended December 31, 2012 and therefore we intend to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2013, our first year of material operations. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income (subject to certain adjustments) to its stockholders. Subsequently, if the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

The Company had no uncertain tax positions as of June 30, 2013 and December 31, 2012. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2012. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the six months ended June 30, 2013 and 2012. As of June 30, 2013, returns for the calendar years 2012 and 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.

(7)  Distributions

The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount of $0.001643836, per share based upon a 365-day period. During the six months ended June 30, 2013, the Company declared cash distributions totaling $231,906.

(8)  Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of June 30, 2013 and December 31, 2012, the Company did not have any dilutive common share equivalents outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(9)  Segment Reporting

The Company has one reportable segment as defined by U.S. GAAP for the three and six months ended June 30, 2013 and 2012.

Concentration of credit risk with respect to accounts receivable currently exists due to the small number of tenants currently comprising the Company's rental revenue. The concentration of revenues for these tenants increases the Company's risk associated with nonpayment by these tenants. In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

The entirety of the Company’s revenue was derived from three tenants for the three and six months ended June 30, 2013. Approximately 47.2%, 39.4% and 13.4% of consolidated rental revenue was generated from leases with Dolgencorp, LLC, a subsidiary of Dollar General Corporation, L.A. Fitness and Sam’s Club, respectively.

(10)  Transactions with Related Parties

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Insurance Captive”), which is wholly-owned by the Company and three other REIT’s sponsored by our Sponsor, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., and Inland Diversified Real Estate Trust, Inc., and a third party, Retail Properties of America. The entity is included in the Company’s disclosure of Investment in Unconsolidated Entity (note 3) and is included in investment in unconsolidated entity in the accompanying consolidated balance sheets.

The Company is a party to a Shared Services Agreement with other affiliated entities of the Sponsor. The agreement allows the Company to utilize certain software in the management of its business. The Company is obligated to pay $300,000 to be a party to the agreement. As of June 30, 2013, $150,000 remained unpaid and is included in due to related parties in the accompanying consolidated balance sheets.

The Company owns 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1,000 at June 30, 2013 and December 31, 2012. This amount is included in investment in related party in the accompanying consolidated balance sheets.

As of June 30, 2013, the Company was owed funds from related parties in the amount of $71,480 which was due from related parties for costs paid by the Company on their behalf. This amount is included in other assets in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the Company’s related party transactions for three and six months ended June 30, 2013 and 2012. Certain compensation and fees payable to the Business Manager for services to be provided to the Company are limited to maximum amounts.

		Three months ended		Six months ended		Amount Unpaid as of
		6/30/13	6/30/12	6/30/13	6/30/12	6/30/13	12/31/12
General and administra- tive reimbursements	(a)	$61,533	$576	$119,223	$1,324	$73,733	$18,476
Acquisition related costs	(b)	(15,030)	--	15,205	--	483,102	524,342
Affiliate share purchase discounts	(c)	911	--	255,192	--	--	--

Total general and administrative expenses		$47,414	$576	$389,620	$1,324	$556,835	$542,818

Offering costs	(d)	$625,515	$11,048	$886,024	$15,476	$137,251	$271,082
Sponsor non-interest bearing advances	(e)	--	100,000	--	400,000	1,630,000	1,630,000
Real estate management fees	(f)	19,196	--	39,350	--	--	2,254
Business management fees	(g)	52,266	--	104,532	--	104,532	--

(a)	The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses to related parties in the accompanying consolidated statements of operations. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(b)	The Company will pay the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired. The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition of real estate assets, regardless of whether the Company acquires the real estate assets, subject to limits, as defined. Such costs are included in general and administrative expenses to related parties in the accompanying consolidated statements of operations. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(c)	The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 911 and 238,175 shares to related parties during the three and six months ended June 30, 2013, respectively.
23

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(d)	A related party of the Business Manager receives selling commissions equal to 7.0% of the sale price for each share sold and a marketing contribution equal to 3.0% of the gross offering proceeds from shares sold, the majority of which is re-allowed (paid) to third party soliciting dealers. The Company also reimburses a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds. The expenses will be reimbursed from amounts paid or re-allowed to these entities as a marketing contribution. The Company will reimburse the Sponsor, its affiliates and third parties for costs and other expenses of the Offering that they pay on the Company’s behalf, in an amount not to exceed 1.5% of the gross offering proceeds from shares sold in the “best efforts” offering. The Company does not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the distribution reinvestment plan. Offering costs are offset against the stockholders’ equity accounts.

(e)	As of June 30, 2013 and December 31, 2012, the Company incurred $3,533,635 and $2,358,818 of offering and organization costs, respectively, of which $1,630,000 was advanced by the Sponsor. Our Business Manager or its affiliates will pay or reimburse any organization or offering costs, including any issuer costs that exceed 11.5% of the gross offering proceeds from shares sold in the “best efforts” offering over the life of the Offering.

(f)	For each property that is managed by Inland National Real Estate Services, LLC or Inland National Real Estate Services II, LLC, or their affiliates, collectively the Real Estate Managers, the Company will pay a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. Each Real Estate Manager will determine, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by one of the Real Estate Managers or its affiliates, the Company will pay the Real Estate Manager a separate leasing fee based upon prevailing market rates applicable to the geographic market of that property. Further, in the event that the Company engages its Real Estate Managers to provide construction management services for a property, the Company will pay a separate construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project. The Company also will reimburse each Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries and benefits of persons performing services for the Real Estate Managers and their affiliates except for the salaries and benefits of persons who also serve as an executive officer of any of the Real Estate Managers. As of December 31, 2012, unpaid amounts were included in accounts payable and accrued expenses in the consolidated balance sheets.

(g)	The Company will pay the Business Manager an annual business management fee equal to 0.65% of its “average invested assets,” as defined in the business management agreement, payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(11)  Subsequent Events

The board of directors of the Company declared distributions payable to stockholders of record each day beginning on the close of business on July 1, 2013 through the close of business on July 31, 2013. Distributions were declared in a daily amount equal to $0.001643836 per share, based upon a 365-year period. Distributions were and will continue to be paid monthly in arrears, as follows:

•	In July 2013, total distributions declared for the month of June 2013 were paid in the amount equal to $61,704, of which $32,128 was paid in cash and $29,576 was reinvested through the Company’s DRP, resulting in the issuance of an additional 3,113 shares of common stock.

•	In August 2013, total distributions declared for the month of July 2013 were paid in the amount equal to $86,327, of which $42,144 was paid in cash and $44,183 was reinvested through the Company’s DRP, resulting in the issuance of an additional 4,651 shares of common stock.

On July 5, 2013 and July 9, 2013, the Company used $300,000 and $1,427,760, respectively, of the net proceeds from our “best efforts” offering to repay the remaining principal indebtedness outstanding under the Junior Tranche loan obtained in connection with the acquisition of the Newington Fair Shopping Center on December 27, 2012.

On July 15, 2013, July 19, 2013, July 26, 2013, August 2, 2013 and August 8, 2013, the Company used $1,000,000, $500,000, $1,000,000, $750,000 and $1,000,000, respectively, of the net proceeds from our “best efforts” offering to repay a portion of the principal indebtedness outstanding under the equity loan obtained in connection with the acquisition of the Newington Fair Shopping Center on December 27, 2012 and the acquisition of the portfolio of seven Dollar General retail stores purchased on December 28, 2012. The remaining amount outstanding after these payments is equal to $408,497.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table provides information regarding the total shares sold in our offering as of August 6, 2013:

	Shares	Gross Offering Proceeds ($) (1)	Commissions and Fees ($) (2)	Proceeds to Us, Before Expenses ($) (3)
From our Sponsor in connection with our formation:	20,000.000	200,000	--	200,000
Shares sold in the offering:	1,982,253.948	19,060,144	1,214,667	17,845,477
Shares sold pursuant to our distribution reinvestment plan:	15,715.542	149,298	--	149,298
Shares purchased pursuant to our share repurchase program:	--	--	--	--
Total:	2,017,969.490	19,409,442	1,214,667	18,194,775

(1)	Gross proceeds received by us as of the date of this table for shares sold to investors pursuant to accepted subscription agreements.
(2)	Inland Securities Corporation serves as dealer manager of the Offering and is entitled to receive selling commissions and certain other fees, as discussed further in the prospectus for the “best efforts” offering dated October 18, 2012 as the same may be supplemented from time to time.
(3)	Organization and offering expenses, excluding commissions, will not exceed 1.5% of the gross offering proceeds. These expenses include registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 1, 2013 and factors described below:

•	We may not be able to raise capital sufficient to achieve our investment objectives;
•	We have a limited operating history and the prior performance of programs sponsored by IREIC should not be used to predict our future results;
•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	We may suffer from delays in selecting, acquiring and developing suitable assets;
•	To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our “best efforts” offering, which will reduce the amount of cash available to be invested in assets, negatively impact the value of our stockholders’ investment and be dilutive to our stockholders;
•	We have incurred net losses on a U.S. GAAP basis for the three and six months ended June 30, 2013 and 2012, and there is no assurance that we will become profitable or generate positive cash flow from operations;
•	There is no established public trading market for our shares, our stockholders may not be able to sell their shares under our share repurchase program and, if our stockholders are able to sell their shares under the program, or otherwise, they may not be able to recover the amount of their investment in our shares;
•	Our charter generally allows us to borrow up to 300% of our net assets, equivalent to 75% of the costs of our assets;
•	IREIC may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Managers;
•	We do not have arm’s-length agreements with our Business Manager, our Real Estate Managers or any other affiliates of IREIC;
•	We pay significant fees to our Business Manager, Real Estate Managers and other affiliates of our Sponsor;
•	Our Business Manager and its affiliates will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders;
•	Our properties may compete with the properties owned by other programs sponsored by IREIC or IPCC for, among other things, tenants;
27

•	Our Business Manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee or any acquisition fee;
•	We generated a significant portion of our revenue from three tenants, and rental payment defaults by these significant tenants could adversely affect our results of operations;
•	The majority of our real estate investments include single-tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations; and
•	If we fail to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Quarterly Report, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

The following discussion and analysis relates to the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013 and December 31, 2012. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

On October 18, 2012 we commenced our initial public offering, referred to herein as the “Offering.” We are offering 150,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation, or “Inland Securities,” our dealer manager, a wholly owned subsidiary of our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor.” “Best efforts” means that Inland Securities is not obligated to purchase any specific number or dollar amount of shares. We also are offering up to 30,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan (“DRP”). In each case, the offering price was determined arbitrarily by our board of directors.

At June 30, 2013, we owned thirteen retail properties totaling 298,095 square feet. As of June 30, 2013, our portfolio had physical and economic occupancy of 100% and our annualized base rent per square foot averaged $8.01. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

References in this Report to “Inland” refer to some or all of the entities that are part of The Inland Real Estate Group of Companies, Inc., which is comprised of a group of independent legal entities, some of which may be affiliates, share some common ownership or have been previously sponsored or managed by our Sponsor or its subsidiaries.

Market Outlook

As we proceed with the growth stage of our capital raising efforts, we believe that our executive management team is well positioned to execute our business strategy of acquiring quality commercial real estate assets that will generate sustainable and predictable distributions for our stockholders. Ms. McGuinness, director, president and chief operating officer of the Company, has been with Inland for over 14 years. She also serves as the president and chief executive officer for the entities owning the real estate managers for Inland Diversified Real Estate Trust, Inc. Previously, Ms. McGuinness was head of property management for Inland Retail Real Estate Trust, Inc., which had a successful liquidity event when it was acquired in a merger with Developers Diversified Realty Corporation (NYSE:DDR). In addition to our executive management team, Mr. Goodwin serves as our director and chairman of the board. He founded the Inland real estate organization in 1968 and has also served as director of Inland Real Estate Corporation (NYSE:IRC) since 2001 and served as Inland Real Estate Corporation chairman of the board from 2004 through 2008.

Today’s economic environment continues to be characterized by historically low interest rates that may start to increase capitalization rates for commercial properties. Commercial property prices have nearly recovered to 2007 values in many sectors. Although mild, we believe that the economy is moving from recovery status toward a growth cycle. Demographic trends are also favorable. In the past four years the population of the United States has grown, but there has been very little new real estate development during this period of time. While tenants recently have had pricing power over property owners, we believe we have reached an inflection point where that pricing power related to tenant leases will return to the property owner due to supply and demand considerations.

Our general experience tells us that a period of rising inflation can translate to a period of rising rental rates, particularly at multi-tenant retail properties that include a higher instance of lease roll-over. In comparison to single-tenant properties with longer leases, this provides significantly more opportunities to increase rental rates as a higher percentage of leases expire more frequently. As of June 30, 2013, we own 12 single tenant properties and one multi-tenant property with average lease expirations of 14 years and 12 years, respectively.

As a demonstration of its commitment to investors, IREIC, our Sponsor, invested $2.0 million and received approximately 222,222 shares of our common stock at $9.00 per share on October 26, 2012. IREIC’s invested capital, combined with capital from early investors, helped satisfy our minimum offering requirement in the majority of jurisdictions and enabled us to purchase 12 single-tenant triple net lease properties, as well as one multi-tenant retail property.

Our management team continues to believe that we can produce the best risk adjusted returns in multi-tenant necessity-based retail shopping centers. This sector of the retail asset class is characterized by multiple leases with a wide variety of tenants on each property. As we raise capital, our management team intends to begin to shift its focus toward the multi-tenant retail space similar to our acquisition of the 186,205 square foot Newington Fair Shopping Center in Newington, Connecticut, but may continue to purchase net leased opportunities characterized by longer-term leases secured by high quality credit tenants.

Our investment mandate allows us to build our portfolio with core assets in core markets. We endeavor to find the best risk-adjusted opportunities, given the considerable resources available to us through our real estate managers, our business manager and our business manager’s acquisitions team.

Liquidity and Capital Resources

General

Our principal demand for funds is to acquire real estate assets, to pay operating and offering expenses, to pay interest on our outstanding indebtedness and to make distributions to our stockholders.  We will generally seek to fund our cash needs for items other than asset acquisitions and offering costs from operations.  Our cash needs for acquisitions will be funded primarily from the sale of our shares, including those offered for sale through our distribution reinvestment plan, as well as financing to be obtained concurrent with an acquisition or in the future.  There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations.  Our Business Manager, its acquisition group, and Inland Real Estate Acquisitions, or “IREA,” evaluates potential acquisitions and engages in negotiations with sellers and lenders on our behalf.  Pending investment in real estate assets, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than those earned on real estate assets.  These lower returns may affect our ability to make or fund distributions to you.

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

As of June 30, 2013, the Offering generated proceeds, net of commissions, the marketing contribution and due diligence expense reimbursements, the majority of which are re-allowed to third party soliciting dealers, totaling approximately $12.5 million.

Through June 30, 2013, our liquidity needs have primarily been to purchase twelve Dollar General retail stores and the Newington Fair Shopping Center, to pay organization and offering costs and to pay distributions. Our Sponsor advanced $1.63 million to us for the payment of organization and offering costs. The Company funded the purchase of the twelve Dollar General retail stores and the Newington Fair Shopping Center in 2012, with proceeds from mortgage and mezzanine loans totaling approximately $32.7 million and $10 in cash.

The Company primarily funded its first thirteen property acquisitions by obtaining first mortgages and mezzanine loans. The Company’s charter provides for limits on the amounts the Company may borrow. The amount is limited to an aggregate of 300% of our net assets, which equates to 75% of the costs of our assets. As permitted by our charter, however, our board of director’s may determine that a higher debt level is appropriate. As of June 30, 2013, the Company’s borrowings exceeded 300% of its net assets. The Company’s board, including the independent directors, unanimously determined that a higher level was appropriate for these acquisitions due to the fact that the Company was in the early stages of raising capital and acquiring properties.

As of June 30, 2013, the Company had total debt outstanding of approximately $23.7 million, which bore interest at a weighted average interest rate of 4.64% per annum, of which approximately $6.4 million is due in 2013, approximately $9.8 million is due in 2015, and the remaining amount of approximately $7.5 million is due in 2027. The Company intends to repay its mezzanine loans maturing in 2013 with proceeds from its “best efforts” offering. In July and August 2013, the Company repaid the remaining principal indebtedness outstanding (totaling approximately $1.7 million) under the mezzanine loan obtained in connection with the acquisition of the Newington Fair Shopping Center and repaid a portion of the remaining principal indebtedness outstanding (totaling $4.25 million) under the equity loan obtained in connection with the Newington Fair Shopping Center and the portfolio of seven Dollar General retail stores.

As of June 30, 2013 and December 31, 2012, we owed approximately $2.6 million and $2.4 million, respectively, to our Sponsor and its affiliates for acquisition and business management fees, not otherwise waived, advances from our Sponsor which were used to pay administrative and offering costs, and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These advances from our Sponsor and its affiliates do not bear interest.

Our charter requires us to monitor our expenses on a trailing 12-month basis, and it states that our “total operating expenses” will be deemed to be excessive if, at the end of any quarter, they exceed for the prior trailing 12-month period the greater of 2% of our “average invested assets” or 25% of our “net income,” each as defined in our charter. For the trailing 12 months ended June 30, 2013, our “total operating expenses” as a percentage of “average invested assets” and “net loss” were approximately 5.0% and

-152%, respectively.  Our board of directors, including all of our independent directors, reviewed this analysis and unanimously determined the excess to be justified, because we are in the early stages of our offering and acquiring properties. We expect our “total operating expenses” to fall within the parameters described above as we acquire more assets.

Distributions

We have not yet generated positive cash flow from operations and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our “best efforts” Offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, during the pendency of our “best-efforts offering,” we have and will likely continue to pay distributions from the net proceeds of this offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering, to pay distributions. We began declaring distributions to stockholders of record during December 2012. These distributions were paid on January 2, 2013. Subsequently, the Company has paid monthly distributions to daily stockholders of record during each month of February, March, April, May and June 2013. One hundred percent (100%) of the distributions paid to stockholders were paid from the net proceeds of our “best efforts” offering, which reduces the proceeds available for other purposes. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. Further, distributions that exceed cash flow from operations may not be sustainable. In addition, by using the net proceeds of our “best efforts” offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in our “best efforts” offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors.

Cash Flow Analysis

	For the six months ended June 30,
	2013	2012
Net cash flows used in operating activities	$(1,031,772)	$(9,963)
Net cash flows used in investing activities	$(112,941)	$--
Net cash flows provided by financing activities	$110,616	$17,808

Cash used in operating activities was $1,031,772 and $9,963 for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, funds generated from property operations were offset primarily by interest payments and general and administrative expenses. For the six months ended June 30, 2012, cash was used to pay general and administrative expenses. For the six months ended June 30, 2013, the cash deficit was funded by net offering proceeds.

Cash used in investing activities was $112,941 and $0 for the six months ended June 20, 2013 and 2012, respectively. During the first six months of 2013, we invested $100,000 in an unconsolidated entity, the insurance captive, paid $6,500 for capital expenditures and funded $6,441 to a required lender held replacement escrow.

Cash provided by financing activities was $110,616 and $17,808 for the six months ended June 30, 2013 and 2012, respectively. We generated proceeds from the sale of shares, net of offering costs paid, of $9,317,924 during the first six months of 2013 and paid offering costs of $382,192 during the first six months of 2012. Our Sponsor did not make any advances during the six months ended June 30, 2013, but did advance $400,000 during the six months ended June 30, 2012. We generated $75,539 from the DRP and paid $183,995 in distributions during the six months ended June 30, 2013. We also used $9,020,460 of offering proceeds to repay principal indebtedness, paid $8,180 in loan costs, and are owed $70,212 from related parties for costs paid on their behalf.

A summary of the distributions declared, distributions paid and cash flows provided by operations for the six months ended June 30, 2013 and 2012 follows:

Distributions Paid
Six months ended June 30,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Rein- vested via DRP	Total	Cash Flows From Operations	Net Offering Proceeds (2) (3)

2013	$231,906	$0.30	$108,456	$75,539	$183,995	$(1,031,772)	$ 9,317,924

2012	$--	$--	$--	$--	$--	$(9,963)	$ --

(1)	Assumes a share was issued and outstanding each day during the period.
(2)	100% of distributions paid for the six months ended June 30, 2013, were paid from the net proceeds of our “best efforts” offering.
(3)	The Offering commenced on October 18, 2012.

Results of operations

The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2013.  Although our results of operations include income and expense incurred for the three and six months ended June 30, 2012, we did not purchase our first property until November 6, 2012. For the three and six months ended June 30, 2013, the properties generated approximately $582,000 and $1,156,000, respectively, of net operating income. Our net loss for the three and six months ended June 30, 2013, was $452,346 and $1,312,215, respectively, and included the following components.

Operating income (loss). Operating income (loss) for the three and six months ended June 30, 2013 was $10,107 and $(345,842), respectively, which consisted of total income, property operating expenses, real estate taxes, general and administrative expenses, business management fee and depreciation and amortization.

Total income for the three and six months ended June 30, 2013 was $711,252 and $1,400,399, respectively, which consisted primarily of tenant rental and recovery income. Our income was derived from three tenants with an annualized base rent per square foot of $8.01. Our portfolio’s physical and economic occupancy was 100%. Property operating expenses totaled $54,509 and $94,151, respectively, and consisted of property management fees and costs of owning and maintaining our investment properties. Real estate tax expense was $74,805 and $149,964 for the three and six months ended June 30, 2013, respectively. Certain property operating expenses and real estate taxes are recoverable from tenants per the terms of their lease agreements.

General and administrative expenses for the three and six months ended June 30, 2013 totaled $269,752 and $897,968, respectively, of which $47,414 and $389,620, respectively, was paid or accrued to related parties. General and administrative expenses consisted primarily of related party stock discounts of $911 and $255,192, professional fees of $112,050 and $204,748 and other costs of $156,791 and $438,028, respectively.

Business management fee totaled $52,266 and $104,532 for the three and six months ended June 30, 2013, respectively. We may pay an annual business management fee equal to 0.65% of our average invested assets, as defined in the business management agreement, payable quarterly in an amount equal to 0.1625% of our average invested assets as of the last day of the immediately preceding quarter.

Depreciation and amortization expense totaling $249,813 and $499,626 for the three and six months ended June 30, 2013, respectively, was a result of depreciation and amortization on the thirteen properties purchased during the fourth quarter of 2012.

Interest expense. Interest expense of $466,323 and $970,243 for the three and six months ended June 30, 2013, respectively, is due to the financing of thirteen properties purchased during the fourth quarter of 2012.

Equity in earnings of unconsolidated entity. Equity in earnings of unconsolidated entity of $3,870 for the three and six months ended June 30, 2013, resulted from our allocated share of net income from our investment in the insurance captive.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 1, 2013, under the heading “Critical Accounting Policies.”

Stockholder Liquidity

We provide the following programs to facilitate additional investment in our shares at a discount from the offering price in the “best efforts offering” and without being charged sales commission, the marketing contribution or the due diligence expense allowance and to provide limited liquidity for stockholders.

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

	June 30, 2013	December 31, 2012
Total assets	$34,374,265	$35,259,075
Mortgages and notes payable	$23,656,707	$32,677,167

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Total income	$711,252	$--	$1,400,399	$--
Net loss	$(452,346)	$(45,769)	$(1,312,215)	$(54,711)
Net loss per common share, basic and diluted (a)	$(0.43)	$(2.29)	$(1.68)	$(2.74)
Distributions declared to common stockholders	$157,306	$--	$231,906	$--
Distributions per weighted average common share (a)	$0.15	$--	$0.30 `	$--
Cash flows used in operating activities	$(242,969)	$(961)	$(1,031,772)	$(9,963)
Cash flows used in investing activities	$(53,226)	$--	$(112,941)	$--
Cash flows provided by (used in) financing activities	$(1,333,645)	$(94,700)	$110,616	$17,808
Weighted average number of common shares outstanding, basic and diluted	1,051,400	20,000	779,333	20,000

(a)	The net loss attributable to common stockholders, per share basic and diluted is based upon the weighted average number of common shares outstanding for the three and six months ended June 30, 2013 and 2012, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the year or period ended.

Subsequent Events

The board of directors of the Company declared distributions payable to stockholders of record each day beginning on the close of business on July 1, 2013 through the close of business on July 31, 2013. Distributions were declared in a daily amount equal to $0.001643836 per share, based upon a 365-year period. Distributions were and will continue to be paid monthly in arrears, as follows:

•	In July 2013, total distributions declared for the month of June 2013 were paid in the amount equal to $61,704, of which $32,128 was paid in cash and $29,576 was reinvested through the Company’s DRP, resulting in the issuance of an additional 3,113 shares of common stock.

•	In August 2013, total distributions declared for the month of July 2013 were paid in the amount equal to $86,327, of which $42,144 was paid in cash and $44,183 was reinvested through the Company’s DRP, resulting in the issuance of an additional 4,651 shares of common stock.

On July 5, 2013 and July 9, 2013, we used $300,000 and $1,427,760, respectively, of the net proceeds from our “best efforts” offering to repay the remaining principal indebtedness outstanding under the mezzanine loan obtained in connection with the acquisition of the Newington Fair Shopping Center on December 27, 2012.

On July 15, 2013, July 19, 2013, July 26, 2013, August 2, 2013 and August 8, 2013, we used $1,000,000, $500,000, $1,000,000, $750,000 and $1,000,000, respectively, of the net proceeds from our “best efforts” offering to repay the remaining principal indebtedness outstanding under the equity loan obtained in connection with the acquisition of the Newington Fair Shopping Center on December 27, 2012 and the acquisition of the portfolio of seven Dollar General retail stores purchased on December 28, 2012. The remaining amount outstanding after these payments is equal to $408,497.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including those caused by changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instruments to manage and reduce the impact of changes in interest rates. The counterparties are expected to be major financial institutions.

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. As of June 30, 2013, we had outstanding debt, which is subject to fixed interest rates and variable rates of $9,208,210 and $14,448,497, respectively, bearing interest rates in the range equal to 3.55% to 8.50% per annum. At June 30, 2013, our mortgage loans outstanding, including mezzanine debt, had a weighted average interest rate of 4.64%.

If market rates of interest on all debt which is subject to variable rates as of June 30, 2013 permanently increased by 1% (100 basis points), the increase in interest expense on this debt would decrease future earnings and cash flows by approximately $144,485 annually. If market rates of interest on all debt which is subject to variable rates as of June 30, 2013 permanently decreased by 1% (100 basis points), the decrease in interest expense on this debt would increase future earnings and cash flows by the same amount, provided the variable rate of interest was greater than the minimum rate of interest.

If market rates of interest on all debt which is subject to fixed rates, assuming debt is refinanced, as of June 30, 2013 permanently increased by 1% (100 basis points), the increase in interest expense on this debt would decrease future earnings and cash flows by approximately $92,082 annually. If market rates of interest on this debt which is subject to fixed rates, assuming debt is refinanced, as of June 30, 2013 permanently decreased by 1% (100 basis points), the decrease in interest expense on all debt would increase future earnings and cash flows by the same amount.

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

With regard to variable rate financing, our Business Manager assesses our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our Business Manager maintains risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes. As of June 30, 2013, we have not entered into any derivative financial instruments.

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of June 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended June 30, 2013.

We have incurred a net loss on a U.S. GAAP basis for the quarterly and six month period ended June 30, 2013 of $452,346 and $1,312,215, respectively. Our losses can be attributed, in part, to startup costs and expenses incurred while we increased the size of our portfolio. In addition, depreciation and amortization reduced our net income on a U.S. GAAP basis. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of an investor’s investment could decline substantially. We were formed in August 2011 and, as of June 30, 2013, had acquired 13 retail properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.

The Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. Through 2013, the FDIC is insuring up to $250,000 per depositor per insured bank account. At June 30, 2013, we had cash and cash equivalents exceeding these federally insured levels. If the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

We generated a significant portion of our revenue from three tenants, and rental payment defaults by these significant tenants could adversely affect our results of operations.

For the three and six months ended June 30, 2013, approximately 47.2%, 39.4% and 13.4% of our consolidated rental revenue was generated from leases with Dolgencorp, LLC, a subsidiary of Dollar General Corporation, L.A. Fitness and Sam’s Club, respectively. Dollar General Corporation has guaranteed all rents and other sums due under each lease with Dolgencorp, LLC in the event that Dolgencorp, LLC defaults. As a result of the concentration of revenue generated from these properties, if any of these tenants were to cease paying rent or fulfilling their other monetary obligations, or if Dollar General Corporation did not fulfill its obligations under the guarantee, we could have significantly reduced rental revenues or higher expenses until the default was cured or the properties were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms, if at all.

The majority of our real estate investments may include single-tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.

As of June 30, 2013, 92% of our properties were single-tenant properties. Single-tenant properties are relatively illiquid compared to other types of real estate and financial assets, which will further limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. Moreover, as the current lease nears expiration, it may be difficult to sell the property on terms and conditions that we consider favorable, if at all.  In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower unless we make substantial capital investments.

We exceeded the total limit we may borrow as set by our charter which may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans.

As of June 30, 2013 we had borrowed $23,656,707, and had exceeded the limit set forth in our charter. Notwithstanding the determination by our board that exceeding the limit was justified, there is no assurance that we will not exceed the limit in the future. As noted herein, principal and interest payments on borrowings reduces the funds available for, among other things, acquisitions, capital expenditures for existing properties or distributions to our stockholders. The level of our borrowing increases the risk of loss that may result from a default(s).

If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount of cash flow from operations available for distributions to stockholders will be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In such a case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure but would not receive any cash proceeds. We also have, and may in the future, fully or partially guaranteed monies that subsidiaries borrow to purchase or operate properties. In these cases, we will likely be responsible to the lender for repaying some or all of the loan(s) that is in default. If any mortgage contains cross-collateralization or cross-default provisions, more than one property may be affected by a default.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of June 30, 2013 we had $14,448,497 or 61% of our total debt that bore interest at variable rates, of which $4,658,497 matures in 2013.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our “best efforts” offering, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders.

We have not yet generated positive cash flow from operations and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our “best efforts” Offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, during the pendency of our “best-efforts offering,” we have and will likely continue to pay distributions from the net proceeds of this offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering, to pay distributions. We began declaring distributions to stockholders of record during December 2012. One hundred percent (100%) of the distributions paid to stockholders were paid from the net proceeds of our “best efforts” offering, which reduces the proceeds available for other purposes. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. Further, distributions that exceed cash flow from operations may not be sustainable. In addition, by using the net proceeds of our “best efforts” offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in our “best efforts” offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2012, our Registration Statement on Form S-11 (File No. 333-176775), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act. The Offering commenced on October 18, 2012 and is ongoing.

We are offering a minimum of 200,000 shares and a maximum of 150,000,000 shares at a price of $10.00 per share on a “best efforts” basis. We also are offering up to 30,000,000 shares at a purchase price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan. The maximum aggregate price of the amount registered is $1,785,000,000. We reserve the right to reallocate the shares offered between our “best efforts” offering and the distribution reinvestment plan. The dealer manager of this Offering is Inland Securities Corporation, a wholly owned subsidiary of our Sponsor.

From the effective date of the offering through June 30, 2013, we had sold the following securities in our Offering for the following aggregate offering prices:

•	1,366,319 shares, equal to $13,048,983 in aggregate gross offering proceeds, in our “best efforts” offering; and

•	7,951 shares, equal to $75,539 in aggregate gross offering proceeds, pursuant to the DRP.

From the effective date of the offering through June 30, 2013, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$947,513
Offering costs paid to non-related parties	512,957
Total offering costs paid	$1,460,470

(1)	“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through June 30, 2013, the net offering proceeds to us from the Offering, including the DRP, after deducting the total expenses incurred described above, were approximately $11.7 million. As of June 30, 2013, we had used approximately $300 thousand of these net proceeds to purchase interests in real estate and pay related costs, approximately $9.0 million for repayment of indebtedness used to purchase interests in real estate, approximately $400 thousand to pay loan origination costs, approximately $184 thousand to pay distributions, $100 thousand to fund our investment in the insurance captive, and approximately $1.1 million to fund our operations. The remaining net proceeds were held as cash at June 30, 2013.

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

INLAND REAL ESTATE INCOME TRUST, INC.

	/s/ JoAnn M. McGuinness		/s/ David Z. Lichterman
By:	JoAnn M. McGuinness	By:	David Z. Lichterman
	President and principal executive officer		Treasurer and principal financial officer
Date:	August 9, 2013	Date:	August 9, 2013

Exhibit Index

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

3.2	Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2012 (file number 333-176775))

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

4.2	Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2012 (file number 333-176775))

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* (1)

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* (1)

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 9, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholder’s Equity, (iv) Statements of Cash Flows (v) Notes to Financial Statements (tagged as blocks of text) (2)

*	Filed as part of this Quarterly Report on Form 10-Q.

(1)	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certification will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2)	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

