Form 10-Q
period 2013-09-30
Inland Real Estate Income Trust, Inc.
filed 2013-11-06
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 333-176775

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

As of November 4, 2013, there were 4,367,547 shares of the registrant’s common stock, $.001 par value, outstanding.

1

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
Assets:
Investment properties:
Land	$10,202,471	$10,202,471
Building and other improvements	19,327,530	19,011,528
Total	29,530,001	29,213,999
Less accumulated depreciation	(610,190)	(31,790)
Net investment properties	28,919,811	29,182,209
Cash and cash equivalents	8,951,416	2,237,050
Investment in unconsolidated entity	105,782	0
Accounts and rents receivable	189,234	45,855
Acquired lease intangibles, net	3,162,559	3,333,131
Deferred loan fees, net	233,716	421,379
Investment in related party	1,000	1,000
Other assets	581,381	38,451
Total assets	$42,144,899	$35,259,075

LIABILITIES AND EQUITY
Liabilities:
Mortgages and notes payable	$17,270,450	$32,677,167
Accounts payable and accrued expenses	397,656	541,275
Distributions payable	136,381	13,793
Acquired below market lease intangibles, net	374,930	393,196
Due to related parties	2,585,111	2,443,900
Other liabilities	61,836	170,130
Total liabilities	20,826,364	36,239,461

Commitments and contingencies

Equity (deficit):
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	0	0
Common stock, $.001 par value, 1,460,000,000 shares authorized, 3,048,037 and 276,239 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	3,048	276
Additional paid in capital (net of offering costs of $5,257,556 and $2,329,970 as of September 30, 2013 and December 31, 2012, respectively)	24,764,805	192,905
Retained earnings (deficit)	(3,449,318)	(1,173,567)
Total stockholders’ equity (deficit)	21,318,535	(980,386)
Total liabilities and stockholders’ equity	$42,144,899	$35,259,075

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income:
Rental income	$605,943	$0	$1,818,377	$0
Tenant recovery income	86,738	0	274,703	0
Total income	692,681	0	2,093,080	0

Expenses:
Property operating expenses	39,519	0	133,670	0
Real estate tax expense	76,869	0	226,833	0
General and administrative expenses to non-related parties	219,221	26,437	727,569	79,883
General and administrative expenses to related parties	208,862	4,004	598,482	5,329
Business management fee	52,437	0	156,969	0
Depreciation and amortization	249,346	0	748,972	0
Total expenses	846,254	30,441	2,592,495	85,212

Operating loss	(153,573)	(30,441)	(499,415)	(85,212)

Interest expense	(244,005)	0	(1,214,248)	0
Equity in earnings of unconsolidated entity	1,912	0	5,782	0
Net loss	$(395,666)	$(30,441)	$(1,707,881)	$(85,212)

Net loss per common share, basic and diluted	$(0.18)	$(1.52)	$(1.35)	$(4.26)

Weighted average number of common shares outstanding basic and diluted	2,221,493	20,000	1,265,383	20,000

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENT OF EQUITY

Nine months ended September 30, 2013

(unaudited)

	Number of Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Total

Balance at January 1, 2013	276,239	$276	$192,905	$(1,173,567)	$(980,386)
Distributions declared	0	0	0	(567,870)	(567,870)
Proceeds from offering	2,750,245	2,750	26,927,893	0	26,930,643
Offering costs	0	0	(2,927,586)	0	(2,927,586)
Proceeds from distribution reinvestment plan	21,553	22	204,734	0	204,756
Discounts on shares to related parties	0	0	366,859	0	366,859
Net loss	0	0	0	(1,707,881)	(1,707,881)

Balance at September 30, 2013	3,048,037	$3,048	$24,764,805	$(3,449,318)	$21,318,535

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,707,881)	$(85,212)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	748,972	0
Amortization of loan fees	195,844	0
Amortization of acquired below market leases	(18,266)	0
Straight-line rental income	(8,605)	0
Discount on shares issued to related parties	366,859	0
Equity in earnings of unconsolidated entity	(5,782)	0
Changes in assets and liabilities:
Accounts payable and accrued expenses	(54,227)	36,744
Accounts and rents receivable	(134,774)	0
Due to related parties	174,719	0
Prepaid rent and other liabilities	(108,294)	0
Other assets	(472,542)	0
Net cash flows used in operating activities	(1,023,977)	(48,468)

Cash flows from investing activities:
Capital expenditures	(243,745)	0
Investment in unconsolidated entity	(100,000)	0
Restricted escrows	(9,668)	0
Net cash flows used in investing activities	(353,413)	0

Cash flows from financing activities:
Proceeds from offering	26,930,643	0
Proceeds from the distribution reinvestment plan	204,756	0
Payment of offering costs	(3,122,742)	(711,255)
Due to related parties, net	(60,721)	787,818
Distributions paid	(445,282)	0
Payment of loan costs	(8,181)	0
Payment of mortgages and notes payable	(15,406,717)	0
Net cash flows provided by financing activities	8,091,756	76,563

Net increase in cash and cash equivalents	6,714,366	28,095
Cash and cash equivalents at beginning of the period	2,237,050	34,088
Cash and cash equivalents, at end of period	$8,951,416	$62,183

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Nine months ended September 30,
	2013	2012

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,065,485	$0

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$136,381	$0

Accrued offering costs payable	$267,060	$318,131

Accrued capital expenditures	$72,257	$0

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

(1)  Organization

Inland Real Estate Income Trust, Inc. (the “Company”) was formed on August 24, 2011 to acquire and manage a diversified portfolio of commercial real estate investments located in the United States. Effective January 25, 2012, the Company changed its name from “Inland Core Assets Real Estate Trust, Inc.” to “Inland Monthly Income Trust Inc.,” and effective March 23, 2012, the Company changed its name from “Inland Monthly Income Trust, Inc.” to “Inland Real Estate Income Trust, Inc.” The Company entered into a Business Management Agreement (the “Agreement”) with IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an Affiliate of the Inland Real Estate Investment Corporation, to be the Business Manager to the Company. The Company is authorized to sell up to 150,000,000 shares of common stock at $10 each in an initial public “best efforts” offering (the “Offering”) which commenced on October 18, 2012 and to issue 30,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”).

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

The Company is authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year under the share repurchase program (“SRP”), if requested, if the Company chooses to repurchase them. Subject to funds being available, the Company will limit the number of shares repurchased during any consecutive twelve-month period to 5% of the number of shares outstanding at the beginning of that twelve-month period. Funding for the SRP will come from proceeds the Company receives from the DRP. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, the Company is authorized to use any funds to complete the repurchase, and neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit will apply. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s boards of directors, in its sole direction, may at any time amend, suspend or terminate the SRP. As of September 30, 2013, no shares have been repurchased under the SRP.

At September 30, 2013, the Company owned thirteen retail properties totaling 298,095 square feet. As of September 30, 2013 the portfolio had economic and physical occupancy of 100%.

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

Partially-Owned Entities

The Company will consolidate the operations of a joint venture if the Company determines that it is either the primary beneficiary of a variable interest entity (VIE) or has substantial influence and control of the entity. The primary beneficiary is the party that has the ability to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive the returns from the VIE that would be significant to the VIE. There are significant judgments and estimates involved in determining the primary beneficiary of a variable interest entity or the determination of who has control and influence of the entity. When the Company consolidates an entity, the assets, liabilities and results of operations will be included in our consolidated financial statements.

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

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the below market lease value of $5,906 and $0 was recorded as an increase to rental income for the three months ended September 30, 2013 and 2012, respectively, and $18,266 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $56,318 and $0 for the three months ended September 30, 2013 and 2012, respectively, and $170,572 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted average remaining lease term. As of September 30, 2013, no amount has been allocated to customer relationship value.

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Intangible assets:
Acquired in-place lease value	$3,343,087	$3,343,087
Accumulated amortization	(180,528)	(9,956)
Acquired lease intangibles, net	$3,162,559	$3,333,131

Intangible liabilities:
Acquired below market lease value	$393,471	$393,471
Accumulated amortization	(18,541)	(275)
Acquired below market lease intangibles, net	$374,930	$393,196

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As of September 30, 2013, the weighted average amortization periods for acquired in-place lease and below market lease intangibles are 15 and 16 years, respectively.

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2013 for each of the five succeeding years is as follows:

	Acquired In-Place Leases	Below Market Leases

2013 (remainder of year)	$57,127	$6,178
2014	228,507	24,721
2015	228,507	24,721
2016	228,507	24,721
2017	228,507	24,721
Thereafter	2,191,404	269,868
Total	$3,162,559	$374,930

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

During the three and nine months ended September 30, 2013 and 2012, the Company incurred no impairment charges.

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

Depreciation expense was $193,028 and $0 for the three months ended September 30, 2013 and 2012, respectively, and $578,400 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets are recognized only to the extent that it is more likely than not they will be realized. A valuation allowance is established for uncertainties relating to realization of deferred tax assets. As of September 30, 2013 and December 31, 2012, the Company had a deferred tax asset of approximately $1,153,000 and $466,000, respectively, for income tax purposes, for which a valuation allowance was recorded due to current uncertainty of realization.

(3)  Investment in Unconsolidated Entity

The Company is a member of a limited liability company formed as an insurance association captive (the “Insurance Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., and Inland Diversified Real Estate Trust, Inc., and a third party, Retail Properties of America, Inc., and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services, Inc. This entity is considered a variable interest entity and the Company is not the primary beneficiary, therefore, this entity is not consolidated by the Company and the equity method of accounting is used to account for this investment.

The Company entered into an agreement and paid $100,000 in exchange for a twenty percent membership interest in the Insurance Captive. The Company’s share of net income from its investment is based on the ratio of each member’s premium contribution to the venture. The Company was allocated income of $1,912 and $5,782 for the three and nine months ended September 30, 2013, respectively, and $0 for the three and nine months ended September 30, 2012.

(4)  Operating Leases

Minimum lease payments to be received under operating leases, including ground leases, as of September 30, 2013 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments

2013 (remainder of year)	$597,169
2014	2,388,674
2015	2,388,674
2016	2,388,674
2017	2,388,674
Thereafter	20,651,467
Total	$30,803,332

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(5)  Mortgages and Notes Payable

As of September 30, 2013, the Company had the following mortgages and notes payable outstanding:

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at September 30, 2013	Notes

May 1, 2027	Dollar General Portfolio - Phase 1 - five properties	4.313%	$3,340,450	(a),(b)

December 27, 2015	Newington Fair Shopping Center - Senior Tranche	Floating rate of interest equal to three month LIBOR rate plus 3.25% subject to a minimum rate of 3.50%	9,790,000	(c),(d)

October 1, 2027	Dollar General Portfolio - Phase II - seven properties	4.347%	4,140,000	(a),(e)

		Total	$17,270,450

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

(b)

The loan requires monthly payments of interest only until December 1, 2019 (the “anticipated repayment date”).  In the event the loan is not repaid as of the anticipated repayment date, the loan will bear interest at a rate equal to 3% per annum plus the greater of: (i) 4.313%; or (ii) the seven year swap yield as of the first business day after the anticipated repayment date; provided, however, that the revised interest rate may not exceed 9.31% per annum. In addition, the Company will be required to make monthly payments of $18,000 until the maturity date.

The loan may be prepaid in full, but not in part, any time after December 1, 2014, provided that if the prepayment occurs prior to September 1, 2019, the Company will be required to pay a prepayment premium equal to the greater of: (i) 1% of the outstanding principal balance of the loan; or (ii) the excess, if any, of: (a) the sum of the present values of all then-schedule payments of principal and interest under the loan documents, over (b) the principal amount being prepaid.  Subject to satisfying certain conditions, as defined, the Company may prepay a portion of the loan equal to 120% of the portion of the loan allocated to a property and obtain the release of its property and the release of its related obligations under the loan documents. Assuming no payment has been made on principal in advance of the anticipated repayment date approximately $3,340,000 will be due on the anticipated repayment date. The loan is secured by cross-collateralized first mortgages on the five properties.

(c)	Loan requires monthly payments of interest only until maturity.
(d)	The three month LIBOR rate at September 30, 2013 was 0.25%.
(e)

The loan requires monthly payments of interest only until January 1, 2020 (the “anticipated repayment date”). In the event the loan is not repaid as of the anticipated repayment date the loan will bear interest at a rate equal to 3% per annum plus the greater of: (i) 4.347%; or (ii) the seven year swap yield as of the first business day after the anticipated repayment date provided, however, that the revised interest rate may not exceed the 9.347% per annum. In addition, the Company will be required to make monthly payments of $22,653 until the maturity date.

The loan may be prepaid in full, but not in part, any time after January 1, 2015, provided that if the prepayment occurs prior to October 1, 2019, the Company will be required to pay a prepayment premium equal to the greater of: (i) 1% of the outstanding principal balance of the loan; or (ii) the excess, if any, of: (a) the sum of the present values of all then-scheduled payments of principal and interest under the loan documents, over (b) the principal amount being prepaid. Subject to satisfying certain conditions, as defined, the Company may prepay a portion of the loan equal to 120% of the portion of the loan allocated to a property and obtain the release of its property and the release of its related obligations under the loan documents. The loan is secured by cross-collateralized first mortgages on the seven properties.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The principal amount of mortgage loans outstanding as of September 30, 2013 was $17,270,450 and had a weighted average interest rate of 3.86% per annum. All of the Company’s mortgage loans are secured by first mortgages on real estate assets.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2013, all of the mortgages were current in payments and the Company was in compliance with such covenants.

The following table shows the scheduled maturities of mortgages and notes payable as of September 30, 2013 and for the next five years and thereafter:

Mortgages and Notes Payable

2013 (remainder of year)	$--
2014	--
2015	9,790,000
2016	--
2017	--
Thereafter	7,480,450
Total	$17,270,450

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $17,270,450 and $32,677,167 as of September 30, 2013 and December 31, 2012, respectively, and its estimated fair value was $17,323,488 and $32,677,167 as of September 30, 2013 and December 31, 2012, respectively.

The Company’s charter limits the aggregate amount the Company may borrow, whether secured or unsecured, to an amount not to exceed 300% of net assets, equivalent to 75% of the costs of our assets, unless the Company’s board (including a majority of the independent directors) determines that a higher level is appropriate. As of September 30, 2013, the Company’s borrowings did not exceed 300% of its net assets.

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

The Company had no uncertain tax positions as of September 30, 2013 and December 31, 2012. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2012. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the nine months ended September 30, 2013 and 2012. As of September 30, 2013, returns for the calendar years 2012 and 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.

(7)  Distributions

The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount of $0.001643836, per share based upon a 365-day period. During the nine months ended September 30, 2013, the Company declared cash distributions totaling $567,870.

(8)  Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of September 30, 2013 and December 31, 2012, the Company did not have any dilutive common share equivalents outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(9)  Segment Reporting

The Company has one reportable segment as defined by U.S. GAAP for the three and nine months ended September 30, 2013 and 2012.

Concentration of credit risk with respect to accounts receivable currently exists due to the small number of tenants currently comprising the Company's rental revenue. The concentration of revenues for these tenants increases the Company's risk associated with nonpayment by these tenants. In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

The entirety of the Company’s revenue was derived from three tenants for the three and nine months ended September 30, 2013. Approximately 47.2%, 39.4% and 13.4% of consolidated rental revenue was generated from leases with Dolgencorp, LLC, a subsidiary of Dollar General Corporation, L.A. Fitness and Sam’s Club, respectively.

(10)  Transactions with Related Parties

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Insurance Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., and Inland Diversified Real Estate Trust, Inc., and a third party, Retail Properties of America, Inc. The entity is included in the Company’s disclosure of Investment in Unconsolidated Entity (note 3) and is included in investment in unconsolidated entity in the accompanying consolidated balance sheets.

The Company is a party to a Shared Services Agreement with other affiliated entities of the Sponsor. The agreement allows the Company to utilize certain software in the management of its business. The Company paid, in 2013, $300,000 to be a party to the agreement. This amount is included in other assets in the accompanying consolidated balance sheets.

The Company owns 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1,000 at September 30, 2013 and December 31, 2012. This amount is included in investment in related party in the accompanying consolidated balance sheets.

As of September 30, 2013, the Company was owed funds from related parties in the amount of $61,990 which was due from related parties for reimbursement of costs paid by the Company in connection with certain properties that the Company considered acquiring, but ultimately decided not to acquire, which were subsequently acquired by a related party. This amount is included in other assets in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the Company’s related party transactions for three and nine months ended September 30, 2013 and 2012. Certain compensation and fees payable to the Business Manager for services to be provided to the Company are limited to maximum amounts.

		Three months ended		Nine months ended		Amount Unpaid as of
		9/30/13	9/30/12	9/30/13	9/30/12	9/30/13	12/31/12
General and administrative reimbursements	(a)	$70,822	$4,004	$190,045	$5,329	$111,519	$18,476
Acquisition related costs	(b)	26,373	--	41,578	--	504,818	524,342
Affiliate share purchase discounts	(c)	111,667	--	366,859	--	--	--

Total general and administrative expenses		$208,862	$4,004	$598,482	$5,329	$616,337	$542,818

Offering costs	(d)	$1,495,671	$39,966	$2,381,695	$55,442	$181,805	$271,082
Sponsor non-interest bearing advances	(e)	--	400,000	--	800,000	1,630,000	1,630,000
Real estate management fees	(f)	20,617	--	59,967	--	--	2,254
Business management fees	(g)	52,437	--	156,969	--	156,969	--

(a)	The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses to related parties in the accompanying consolidated statements of operations. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(b)	The Company will pay the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired. The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition of real estate assets, regardless of whether the Company acquires the real estate assets, subject to limits, as defined. Such costs are included in general and administrative expenses to related parties in the accompanying consolidated statements of operations. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(c)	The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 111,667 and 349,842 shares to related parties during the three and nine months ended September 30, 2013, respectively.
22

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(d)	A related party of the Business Manager receives selling commissions equal to 7.0% of the sale price for each share sold and a marketing contribution equal to 3.0% of the gross offering proceeds from shares sold, the majority of which is re-allowed (paid) to third party soliciting dealers. The Company also reimburses a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds. The expenses will be reimbursed from amounts paid or re-allowed to these entities as a marketing contribution. The Company will reimburse the Sponsor, its affiliates and third parties for costs and other expenses of the Offering that they pay on the Company’s behalf, in an amount not to exceed 1.5% of the gross offering proceeds from shares sold in the “best efforts” offering. The Company does not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the distribution reinvestment plan. Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(e)	As of September 30, 2013 and December 31, 2012, the Company incurred $5,286,404 and $2,358,818 of offering and organization costs, respectively, of which $1,630,000 was advanced by the Sponsor. Our Business Manager or its affiliates will pay or reimburse any organization or offering costs, including any issuer costs that exceed 11.5% of the gross offering proceeds from shares sold in the “best efforts” offering over the life of the Offering.

(f)	For each property that is managed by Inland National Real Estate Services, LLC or Inland National Real Estate Services II, LLC, or their affiliates, collectively the Real Estate Managers, the Company will pay a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. Each Real Estate Manager will determine, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by one of the Real Estate Managers or its affiliates, the Company will pay the Real Estate Manager a separate leasing fee based upon prevailing market rates applicable to the geographic market of that property. Further, in the event that the Company engages its Real Estate Managers to provide construction management services for a property, the Company will pay a separate construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project. The Company also will reimburse each Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries and benefits of persons performing services for the Real Estate Managers and their affiliates except for the salaries and benefits of persons who also serve as an executive officer of any of the Real Estate Managers. As of December 31, 2012, unpaid amounts were included in accounts payable and accrued expenses in the consolidated balance sheets.

(g)	The Company will pay the Business Manager an annual business management fee equal to 0.65% of its “average invested assets,” as defined in the business management agreement, payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(11)  Subsequent Events

The board of directors of the Company declared distributions payable to stockholders of record each day beginning on the close of business on October 1, 2013 through the close of business on December 31, 2013. Distributions were declared in a daily amount equal to $0.001643836 per share, based upon a 365-day period, which equates to $0.60 or a 6% annualized rate based on a purchase price of $10.00 per share. Distributions were paid monthly in arrears, as follows:

•	In October 2013, total distributions declared for the month of September 2013 were paid in the amount equal to $136,381, of which $67,336 was paid in cash and $69,045 was reinvested through the Company’s DRP, resulting in the issuance of an additional 7,268 shares of common stock.

•	In November 2013, total distributions declared for the month of October 2013 were paid in the amount equal to $181,960, of which $91,853 was paid in cash and $90,107 was reinvested through the Company’s DRP, resulting in the issuance of an additional 9,485 shares of common stock.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table provides information regarding the total shares sold in our offering as of November 4, 2013:

	Shares	Gross Offering Proceeds ($) (1)	Commissions and Fees ($) (2)	Proceeds to Us, Before Expenses ($) (3)
From our Sponsor in connection with our formation:	20,000.000	200,000	--	200,000
Shares sold in the offering:	4,309,240.673	42,208,018	3,403,507	38,804,511
Shares sold pursuant to our distribution reinvestment plan:	38,306.064	363,907	--	363,907
Shares purchased pursuant to our share repurchase program:	--	--	--	--
Total:	4,367,546.737	42,771,925	3,403,507	39,368,418

(1)	Gross proceeds received by us as of the date of this table for shares sold to investors pursuant to accepted subscription agreements.
(2)	Inland Securities Corporation serves as dealer manager of the Offering and is entitled to receive selling commissions and certain other fees, as discussed further in the prospectus for the “best efforts” offering dated October 18, 2012 as the same may be supplemented from time to time.
(3)	Organization and offering expenses, excluding commissions, will not exceed 1.5% of the gross offering proceeds. These expenses include registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “may,” “could,” “should,” “expect,” “intend,” “plan,” “goal,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “variables,” “potential,” “continue,” “expand,” “maintain,” “create,” “strategies,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions, are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 1, 2013 and factors described below:

•	We may not be able to raise capital sufficient to achieve our investment objectives;
•	We have a limited operating history and the prior performance of programs sponsored by IREIC should not be used to predict our future results;
•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	We may suffer from delays in selecting, acquiring and developing suitable assets;
•	To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our “best efforts” offering, which will reduce the amount of cash available to be invested in assets, negatively impact the value of our stockholders’ investment and be dilutive to our stockholders;
•	We have incurred net losses on a U.S. GAAP basis for the three and nine months ended September 30, 2013 and 2012, and there is no assurance that we will become profitable or generate positive cash flow from operations;
•	There is no established public trading market for our shares, our stockholders may not be able to sell their shares under our share repurchase program and, if our stockholders are able to sell their shares under the program, or otherwise, they may not be able to recover the amount of their investment in our shares;
•	Our charter generally allows us to borrow up to 300% of our net assets, equivalent to 75% of the costs of our assets;
•	IREIC may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Managers;
•	We do not have arm’s-length agreements with our Business Manager, our Real Estate Managers or any other affiliates of IREIC;
•	We pay significant fees to our Business Manager, Real Estate Managers and other affiliates of our Sponsor;
•	Our Business Manager and its affiliates will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders;
26

•	Our properties may compete with the properties owned by other programs sponsored by IREIC or IPCC for, among other things, tenants;
•	Our Business Manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee or any acquisition fee;
•	We generated a significant portion of our revenue from three tenants, and rental payment defaults by these significant tenants could adversely affect our results of operations;
•	The majority of our real estate investments include single-tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations; and
•	If we fail to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

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

The following discussion and analysis relates to the three and nine months ended September 30, 2013 and 2012 and as of September 30, 2013 and December 31, 2012. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

Core real estate assets also typically provide predictable, steady cash flow and have a lower risk profile than non-core real estate assets. We have purchased single-tenant, net-leased retail properties and may continue to purchase single-tenant, net-leased properties within any of these four property types.  We may purchase existing or newly-constructed properties as well as properties that are under development or construction, including those where development has not commenced. In addition, in all cases, we may acquire properties directly, by purchasing the property, also known as a “fee interest,” or through joint ventures, including joint ventures in which we do not own a controlling interest. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

We are authorized to sell up to 150,000,000 shares of common stock at $10 each in an initial public “best efforts” offering (the “Offering”) which commenced on October 18, 2012 and to issue 30,000,000 shares at $9.50 each issuable pursuant to our distribution reinvestment plan (“DRP”). The Offering is being conducted on a “best efforts” basis through Inland Securities Corporation, or “Inland Securities,” our dealer manager, a wholly owned subsidiary of our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor.” “Best efforts” means that Inland Securities is not obligated to purchase any specific number or dollar amount of shares. For both the Offering and DRP, the offering price was determined by our board of directors.

IREIC, our Sponsor, invested $2.0 million and received approximately 222,222 shares of our common stock at $9.00 per share on October 26, 2012. IREIC’s invested capital, combined with capital from early investors, helped satisfy our minimum offering requirement in the majority of jurisdictions.

At September 30, 2013, we owned thirteen retail properties, including twelve single-tenant, net-leased properties, totaling 298,095 square feet. As of September 30, 2013, our portfolio had physical and economic occupancy of 100% and our annualized base rent per square foot averaged $8.01. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

As we continue with the growth stage of our capital raising efforts, we believe that our executive management team is well positioned to execute our business strategy of acquiring quality commercial real estate assets that will generate sustainable and predictable distributions for our stockholders. Ms. McGuinness, director, president and chief operating officer of the Company, has been with Inland for over 16 years. She also serves as the president and chief executive officer for the entities owning the real estate managers for Inland Diversified Real Estate Trust, Inc. Previously, Ms. McGuinness was head of property management for Inland Retail Real Estate Trust, Inc., which had a successful liquidity event when it was acquired in a merger with Developers Diversified Realty Corporation (NYSE:DDR). Daniel L. Goodwin serves as our director and chairman of the board. Mr. Goodwin founded the Inland real estate organization in 1968 and has also served as a director of Inland Real Estate Corporation (NYSE:IRC) since 2001.

References in this Report to “Inland” refer to some or all of the entities that are part of The Inland Real Estate Group of Companies, Inc., which is comprised of a group of independent legal entities, some of which may be affiliates, share some common ownership or have been previously sponsored or managed by our Sponsor or its subsidiaries.

Market Outlook

The long term effects on the nation’s economy as a result of the sixteen day Federal government shutdown are uncertain. Some economists estimated the shutdown and the debt limit standoff cost the economy approximately $24.0 billion. In addition, the Federal Reserve reported that a number of companies in the past month have reported “an increase in uncertainty due largely to the Federal government shutdown and debt ceiling debate.” This uncertainty and the consequences of the shutdown may impact both short term and long term interest rates. In addition, one of the indirect consequences of the Federal government shutdown may be a delay in the tapering of the Federal Reserve bond buying program commonly referred to as quantitative easing (“QE”).  Once the Federal Reserve decides to slow down and eventually end QE, many financial experts believe interest rates will begin to increase.  Since the Chairman of the Federal Reserve term ends in January 2014, they also believe the Federal Reserve will continue QE until at least the end of the Chairman’s term.

Real estate pricing is generally influenced by market interest rates. However, the movements are not simultaneous and pricing generally lags behind interest rate adjustments for a period of time. Since part of our business strategy is to utilize debt to finance a portion of our real estate assets, we may be challenged in finding appropriately priced real estate during periods of rapidly rising interest rates.

Today’s economic environment continues to be characterized by historically low interest rates that may start to decrease capitalization rates for commercial properties. Commercial property prices have nearly recovered to 2007 values in many sectors. Although mild, we believe that the economy is moving from recovery status toward a growth cycle. Demographic trends are also favorable. In the past four years the population of the United States has grown, but there has been very little new real estate development during this period of time. While tenants recently have had pricing power over property owners, we believe we have reached an inflection point where that pricing power related to tenant leases will return to the property owner due to supply and demand considerations.

Our management team continues to believe that we can produce better risk adjusted returns in multi-tenant necessity-based retail shopping centers than other types of commercial real estate. Multi-tenant retail assets tend to be more stable, yet they allow for growth opportunities in a recovering market. A needs-based shopping center usually consists of a large anchor tenant, like a supermarket, that draws patrons to the property along with a number of supporting tenants in smaller shop space. The anchor generally has a long-term lease that stabilizes cash flow to the property. The smaller tenants typically have shorter leases (usually between 1-3 years) that upon expiration, in favorable market conditions, can be re-leased at increased rental rates which would increase the property’s income.

Our general experience tells us that a period of rising inflation can translate to a period of rising rental rates, particularly at multi-tenant retail properties that include a higher instance of lease roll-over. In comparison to single-tenant properties with longer leases, this provides significantly more opportunities to increase rental rates as a higher percentage of leases expire more frequently. As of September 30, 2013, we own 12 single tenant properties and one multi-tenant property with average lease expirations of 14 years and 12 years, respectively.

In addition:

  Multi-tenant necessity-based retail real estate is generally recession resilient and has historically outperformed other asset classes.
  Grocery-anchored shopping centers tend to be resilient to internet sales and can weather changes in consumer sentiment.
  Demand for retail space is growing. The population of the United States is slated to grow by 50 million over the next 20 years. However, construction of retail real estate is at historic lows and supply is very limited. Through our contacts with retailers, we know that tenants of different sizes (from national anchors to the local “mom and pop”) are looking to expand. We believe this supply/demand dynamic is beginning to create a favorable environment for retail property owners.
  If we begin to experience inflation, multi-tenant retail real estate can act as a hedge because of the ability to increase rents at a pace that keeps up with inflation.

We are evaluating the purchase of, and are currently moving through due diligence on, a number of properties, including, as we disclosed on October 9, 2013, the purchase of a fee simple interest in a 159,258 square foot retail center consisting of four buildings known as Wedgewood Commons Shopping Center, located in the southeastern suburbs of Memphis, Tennessee. The purchase includes the right to expand one of the four buildings by 12,059 square feet which would increase the total retail square footage of the property to 171,317 square feet. The property is also shadow anchored by a Target “P Fresh” store that we will not own.

Our investment mandate allows us to build our portfolio with core assets in core markets. We endeavor to find the best risk-adjusted opportunities, given the considerable resources available to us through our real estate managers, our business manager and our business manager’s acquisition team.

Liquidity and Capital Resources

General

Our principal demand for funds is to acquire real estate assets, to pay operating and offering expenses, to pay interest on our outstanding indebtedness and to make distributions to our stockholders.  We generally seek to fund our cash needs for items other than asset acquisitions and offering costs from operations. Our cash needs for acquisitions are funded primarily from the sale of our shares, including those offered for sale through our distribution reinvestment plan, as well as financing obtained concurrent with an acquisition or in the future.  There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations.  Our Business Manager, its acquisition group, and Inland Real Estate Acquisitions, or “IREA,” evaluates potential acquisitions and engages in negotiations with sellers and lenders on our behalf.  Pending investment in real estate assets, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than those earned on real estate assets.

Potential future sources of liquidity include continued proceeds from the Offering and DRP, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets and undistributed cash flow from operations.  If necessary, we may use financings or other sources of liquidity (capital) in the event of unforeseen significant capital expenditures.  We have not identified any sources for these types of financings.

As of September 30, 2013, the Offering generated proceeds, net of commissions, the marketing contribution and due diligence expense reimbursements, the majority of which are re-allowed to third party soliciting dealers, totaling approximately $27.2 million.

Through September 30, 2013, our liquidity needs have primarily been to purchase twelve Dollar General retail stores and the Newington Fair Shopping Center, to pay organization and offering costs and to pay distributions. Our Sponsor advanced $1.63 million to us for the payment of organization and offering costs. The Company funded the purchase of the twelve Dollar General retail stores and the Newington Fair Shopping Center in 2012, with proceeds from mortgage and mezzanine loans totaling approximately $32.7 million and $10 in cash. The Company obtained the mezzanine loans in order to acquire our first real estate assets which we used to seed our portfolio with retail properties that we believe will generate sustainable and predictable cash flow.  In 2013, the Company repaid all of its mezzanine loans which equaled approximately $15.4 million.

Our charter provides for limits on the amounts we may borrow. The amount is limited to an aggregate of 300% of our net assets, which equates to 75% of the costs of our assets. As permitted by our charter, however, our board of director’s may determine that a higher debt level is appropriate. As of September 30, 2013, our borrowings did not exceed 300% of net assets. As of December 31, 2012, our borrowings exceeded 300% of net assets. Our board, including the independent directors, unanimously determined that a higher level was appropriate due to our objective of acquiring a portfolio of real estate assets with leverage prior to our receipt of offering proceeds sufficient to enable us to meet the borrowing limit.

As of September 30, 2013, we had total debt outstanding of approximately $17.3 million, which bore interest at a weighted average interest rate of 3.86% per annum, of which approximately $9.8 million is due in 2015, and the remaining amount of approximately $7.5 million is due in 2027.

As of September 30, 2013 and December 31, 2012, we owed approximately $2.6 million and $2.4 million, respectively, to our Sponsor and its affiliates for acquisition and business management fees, not otherwise waived, advances from our Sponsor which were used to pay administrative and offering costs, and certain accrued expenses which are included in due to related parties on the accompanying consolidated balance sheets. These advances from our Sponsor and its affiliates do not bear interest.

Distributions

We have not yet generated positive cash flow from operations and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of the Offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, we have and will likely continue to pay distributions from the net proceeds of the Offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or Offering proceeds, to pay distributions. We began declaring distributions to stockholders of record during December 2012. These distributions were paid on January 2, 2013. Subsequently, the Company has paid monthly distributions during each month of 2013. One hundred percent (100%) of the distributions paid to stockholders, or $445,282 through September 30, 2013, were paid from the net proceeds of our “best efforts” offering, which reduces the proceeds available for other purposes. To the extent we continue to pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there is no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of the Offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in the Offering, whereas later investors may not benefit from all of the net offering proceeds raised from earlier investors.

Cash Flow Analysis

	For the nine months ended September 30,
	2013	2012
Net cash flows used in operating activities	$(1,023,977)	$(48,468)
Net cash flows used in investing activities	$(353,413)	$--
Net cash flows provided by financing activities	$8,091,756	$76,563

Cash used in operating activities was $1,023,977 and $48,468 for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, funds generated from rental and tenant recovery income were offset primarily by property operating, interest and general and administrative expenses. For the nine months ended September 30, 2012, cash was used to pay general and administrative expenses. For the nine months ended September 30, 2013, the cash deficit was funded by net offering proceeds.

Cash used in investing activities was $353,413 and $0 for the nine months ended September 30, 2013 and 2012, respectively. During the first nine months of 2013, we paid $243,745 in capital expenditures for a roof replacement at Newington Fair Shopping Center which was contemplated at the time of acquisition and funded $9,668 to a required lender held replacement escrow. We also invested $100,000 in exchange for a twenty percent membership interest in a limited liability company formed as an insurance association captive, which is wholly-owned by us and three related parties, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., and Inland Diversified Real Estate Trust, Inc., and a third party, Retail Properties of America, Inc., and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services, Inc.

Cash provided by financing activities was $8,091,756 and $76,563 for the nine months ended September 30, 2013 and 2012, respectively. We generated proceeds from the sale of shares, net of offering costs paid, of $23,807,901 during the first nine months of 2013 and paid offering costs of $711,255 during the first nine months of 2012. Our Sponsor did not make any advances during the nine months ended September 30, 2013, but did advance $800,000 during the nine months ended September 30, 2012. We generated offering proceeds of $204,756 from the DRP and paid $445,282 in distributions during the nine months ended September 30, 2013. We also used $15,406,717 of offering proceeds to repay principal indebtedness which was scheduled to mature in 2013, paid $8,181 in loan costs, and are owed $60,721 from related parties for reimbursement of costs in connection with certain properties that we considered acquiring, but ultimately decided not to acquire, which were subsequently acquired by a related party.

A summary of the distributions declared, distributions paid and cash flows provided by operations for the nine months ended September 30, 2013 and 2012 follows:

Distributions Paid
Nine Months Ended September 30,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Net Offering Proceeds (2) (3)

2013	567,870	$0.45	$240,526	$204,756	$445,282	$(1,023,977)	23,807,901

2012	--	$--	$--	$--	$--	$(48,468)	--

(1)	Assumes a share was issued and outstanding each day during the period.
(2)	100% of distributions paid for the nine months ended September 30, 2013, were paid from the net proceeds of our “best efforts” offering.
(3)	The Offering commenced on October 18, 2012.

Results of operations

The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2013.  Although our results of operations include income and expense incurred for the three and nine months ended September 30, 2012, we did not purchase our first property until November 6, 2012. Our net loss for the three and nine months ended September 30, 2013, was $395,666 and $1,707,881, respectively, and included the following components.

Operating loss. Operating loss for the three and nine months ended September 30, 2013 was $153,573 and $499,415, respectively, which consisted of total income, property operating expenses, real estate taxes, general and administrative expenses, business management fee and depreciation and amortization.

Total income for the three and nine months ended September 30, 2013 was $692,681 and $2,093,080, respectively, which consisted primarily of tenant rental and recovery income. Our income was derived from three tenants with an annualized base rent per square foot of $8.01. Our portfolio’s physical and economic occupancy was 100%. Property operating expenses totaled $39,519 and $133,670, respectively, and consisted of property management fees and costs of owning and maintaining our investment properties. Real estate tax expense was $76,869 and $226,833 for the three and nine months ended September 30, 2013, respectively. Certain property operating expenses and real estate taxes are recoverable from tenants per the terms of their lease agreements.

General and administrative expenses for the three and nine months ended September 30, 2013 totaled $428,083 and $1,326,051, respectively, of which $208,862 and $598,482, respectively, was paid or accrued to related parties. General and administrative expenses consisted primarily of related party stock discounts of $111,667 and $366,859, professional fees of $113,682 and $318,430, acquisition costs of $29,808 and $82,315, and other costs of $172,926 and $558,447, respectively.

Business management fee totaled $52,437 and $156,969 for the three and nine months ended September 30, 2013, respectively. We pay an annual business management fee equal to 0.65% of our average invested assets, as defined in the business management agreement, payable quarterly in an amount equal to 0.1625% of our average invested assets as of the last day of the immediately preceding quarter.

Depreciation and amortization expense totaling $249,346 and $748,972 for the three and nine months ended September 30, 2013, respectively, was a result of 13 properties purchased during the fourth quarter of 2012.

Interest expense. Interest expense of $244,005 and $1,214,248 for the three and nine months ended September 30, 2013, respectively, reflect financing costs associated with the thirteen properties purchased during the fourth quarter of 2012. During 2013, mezzanine loans totaling $15,406,717 were paid off using proceeds from the Offering.

Equity in earnings of unconsolidated entity. Equity in earnings of unconsolidated entity of $1,912 and $5,782 for the three and nine months ended September 30, 2013, respectively, resulted from our allocated share of net income from our investment in the insurance captive.

Our charter requires us to monitor our expenses on a trailing 12-month basis, and states that our “total operating expenses” will be deemed to be excessive if, at the end of any quarter, they exceed for the prior trailing 12-month period the greater of 2% of our “average invested assets” or 25% of our “net income,” each as defined in our charter. For the trailing 12 months ended September 30, 2013, our “total operating expenses” as a percentage of “average invested assets” and “net loss” were approximately 4.6% and −163%, respectively.  Our board of directors, including all of our independent directors, reviewed this analysis and unanimously determined the excess to be justified, because we are in the early stages of our offering and acquiring properties. We expect our “total operating expenses” to fall within the parameters described above as we acquire more assets.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 1, 2013, under the heading “Critical Accounting Policies.”

Stockholder Liquidity

We provide the following programs to facilitate additional investment in our shares at a discount from the offering price in the Offering and without being charged sales commission, the marketing contribution or the due diligence expense allowance and to provide limited liquidity for stockholders.

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

	September 30, 2013	December 31, 2012
Total assets	$42,144,899	$35,259,075
Mortgages and notes payable	$17,270,450	$32,677,167

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Total income	$692,681	$--	$2,093,080	$--
Net loss	$(395,666)	$(30,441)	$(1,707,881)	$(85,212)
Net loss per common share, basic and diluted (a)	$(0.18)	$(1.52)	$(1.35)	$(4.26)
Distributions paid to common shareholders	$261,287	$--	$445,282	$--
Distributions declared to common stockholders	$335,964	$--	$567,870	$--
Distributions declared per weighted average common share (a)	$0.15	$--	$0.45	$--
Cash flows provided by (used in) operating activities	$7,795	$(38,505)	$(1,023,977)	$(48,468)
Cash flows used in investing activities	$(240,472)	$--	$(353,413)	$--
Cash flows provided by financing activities	$7,981,140	$58,755	$8,091,756	$76,563
Weighted average number of common shares outstanding, basic and diluted	2,221,493	20,000	1,265,383	20,000

(a)	The net loss attributable to common stockholders, per share basic and diluted is based upon the weighted average number of common shares outstanding for the three and nine months ended September 30, 2013 and 2012, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the year or period ended.

Subsequent Events

The board of directors of the Company declared distributions payable to stockholders of record each day beginning on the close of business on October 1, 2013 through the close of business on December 31, 2013. Distributions were declared in a daily amount equal to $0.001643836 per share, based upon a 365-day period, which equates to $0.60 or a 6% annualized rate based on a purchase price of $10.00 per share. Distributions were paid monthly in arrears, as follows:

•	In October 2013, total distributions declared for the month of September 2013 were paid in the amount equal to $136,381, of which $67,336 was paid in cash and $69,045 was reinvested through the Company’s DRP, resulting in the issuance of an additional 7,268 shares of common stock.

•	In November 2013, total distributions declared for the month of October 2013 were paid in the amount equal to $181,960, of which $91,853 was paid in cash and $90,107 was reinvested through the Company’s DRP, resulting in the issuance of an additional 9,485 shares of common stock.

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

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. As of September 30, 2013, we had outstanding debt, which is subject to fixed interest rates and variable rates of $7,480,450 and $9,790,000, respectively, bearing interest rates in the range equal to 3.50% to 4.35% per annum. At September 30, 2013, our mortgage loans outstanding had a weighted average interest rate of 3.86%.

If market rates of interest on all debt which is subject to variable rates as of September 30, 2013 permanently increased by 1% (100 basis points), the increase in interest expense on this debt would decrease future earnings and cash flows by approximately $97,900 annually. If market rates of interest on all debt which is subject to variable rates as of September 30, 2013 permanently decreased by 1% (100 basis points), the decrease in interest expense on this debt would increase future earnings and cash flows by the same amount, provided the variable rate of interest was greater than the minimum rate of interest.

If market rates of interest on all debt which is subject to fixed rates, assuming debt is refinanced, as of September 30, 2013 permanently increased by 1% (100 basis points), the increase in interest expense on this debt would decrease future earnings and cash flows by approximately $74,800 annually. If market rates of interest on this debt which is subject to fixed rates, assuming debt is refinanced, as of September 30, 2013 permanently decreased by 1% (100 basis points), the decrease in interest expense on all debt would increase future earnings and cash flows by the same amount.

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

With regard to variable rate financing, our Business Manager assesses our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our Business Manager maintains risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes. As of September 30, 2013, we have not entered into any derivative financial instruments.

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of September 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended September 30, 2013.

We have incurred a net loss on a U.S. GAAP basis for the quarterly and nine month period ended September 30, 2013 of $395,666 and $1,707,881, respectively. Our losses can be attributed, in part, to startup costs and expenses incurred while we increased the size of our portfolio. In addition, depreciation and amortization reduced our net income on a U.S. GAAP basis. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of an investor’s investment could decline substantially. We were formed in August 2011 and, as of September 30, 2013, had acquired 13 retail properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.

The Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. Through 2013, the FDIC is insuring up to $250,000 per depositor per insured bank account. At September 30, 2013, we had cash and cash equivalents exceeding these federally insured levels. If the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

We generated a significant portion of our revenue from three tenants, and rental payment defaults by these significant tenants could adversely affect our results of operations.

For the three and nine months ended September 30, 2013, approximately 47.2%, 39.4% and 13.4% of our consolidated rental revenue was generated from leases with Dolgencorp, LLC, a subsidiary of Dollar General Corporation, L.A. Fitness and Sam’s Club, respectively. Dollar General Corporation has guaranteed all rents and other sums due under each lease with Dolgencorp, LLC in the event that Dolgencorp, LLC defaults. As a result of the concentration of revenue generated from these properties, if any of these tenants were to cease paying rent or fulfilling their other monetary obligations, or if Dollar General Corporation did not fulfill its obligations under the guarantee, we could have significantly reduced rental revenues or higher expenses until the default was cured or the properties were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms, if at all.

The majority of our real estate investments may include single-tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.

As of September 30, 2013, 92% of our properties were single-tenant properties. Single-tenant properties are relatively illiquid compared to other types of real estate and financial assets, which will further limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. Moreover, as the current lease nears expiration, it may be difficult to sell the property on terms and conditions that we consider favorable, if at all.  In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower unless we make substantial capital investments.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of September 30, 2013 we had $9,790,000 or 57% of our total debt that bore interest at variable rates.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our “best efforts” offering, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders.

We have not yet generated positive cash flow from operations to cover distribution payments and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our “best efforts” offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, during the pendency of our “best efforts” offering, we have and will likely continue to pay distributions from the net proceeds of this offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering, to pay distributions. We began declaring distributions to stockholders of record during December 2012. One hundred percent (100%) of the distributions paid to stockholders to date have been paid from the net proceeds of our “best efforts” offering, which reduces the proceeds available for other purposes. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of our “best efforts” offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in our “best efforts” offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2012, our Registration Statement on Form S-11 (File No. 333-176775), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act. The Offering and the DRP commenced on October 18, 2012 and are ongoing.

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

From the effective date of the offering through September 30, 2013, we had sold the following securities in the Offering and the DRP for the following aggregate offering prices:

•	3,006,484 shares, equal to $29,253,793 in aggregate gross offering proceeds, in the Offering; and

•	21,553 shares, equal to $204,756 in aggregate gross offering proceeds, pursuant to the DRP.

From the effective date of the offering through September 30, 2013, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$2,391,130
Offering costs paid to non-related parties	784,173
Total offering costs paid	$3,175,303

(1)	“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through September 30, 2013, the net offering proceeds to us from the Offering and the DRP after deducting the total expenses incurred described above, were approximately $26.3 million. As of September 30, 2013, we had used approximately $300,000 of these net proceeds to purchase interests in real estate and pay related costs, approximately $15.4 million for repayment of indebtedness used to purchase interests in real estate, approximately $400,000 to pay loan origination costs, approximately $445,000 to pay distributions, $100,000 to fund our investment in the insurance captive, and approximately $1.4 million to fund our operations. The remaining net proceeds were held as cash at September 30, 2013.

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

INLAND REAL ESTATE INCOME TRUST, INC.

	/s/ JoAnn M. McGuinness		/s/ David Z. Lichterman
By:	JoAnn M. McGuinness	By:	David Z. Lichterman
	President and principal executive officer		Treasurer and principal financial officer
Date:	November 6, 2013	Date:	November 6, 2013

Exhibit Index

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

3.2	Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2012 (file number 333-176775))

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

4.2	Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2012 (file number 333-176775))
10.1	First amendment to the Dealer Management Agreement, effective as of July 19, 2013, by and between Inland Real Estate Income Trust, Inc. and Inland Securities Corporation (incorporated by reference to exhibit 10.1 to the Registrants current report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 25, 2013.)

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* (1)

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* (1)

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on November 6, 2013, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholder’s Equity, (iv) Statements of Cash Flows (v) Notes to Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.

(1)	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certification will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.