Form 10-K
period 2013-12-31
Inland Real Estate Income Trust, Inc.
filed 2014-03-17
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

 COMMISSION FILE NUMBER: 333-176775

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

While there is no established market for the registrant’s shares of common stock, the registrant currently is conducting an offering of its shares of common stock pursuant to a registration statement on Form S-11. In its primary offering, the registrant is selling shares of its common stock for $10.00 per share, with discounts available for certain categories of purchasers. There were 6,503,393.118 shares held by non-affiliates as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter). As of March 12, 2014, there were 9,925,392.174 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2014, into Part III of this Form 10-K to the extent stated herein.

INLAND REAL ESTATE INCOME TRUST, INC.

i

PART I

Item 1. Business

General

Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company”, “we”, “our” or “us”) was incorporated on August 24, 2011 as a Maryland corporation. We were formed to acquire, directly or indirectly, a diversified portfolio of commercial real estate located throughout the United States. We will focus primarily on multi-tenant retail properties, office buildings, multi-family properties and industrial/distribution and warehouse facilities.  We may acquire these properties directly or through joint ventures.  We also may invest in real estate-related equity securities as well as commercial mortgage-backed securities. Our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” is a subsidiary of The Inland Group, Inc. Various affiliates of our Sponsor are involved in our business. We are externally managed and advised by IREIT Business Manager & Advisor, Inc. referred to herein as our “Business Manager,” a wholly owned subsidiary of our Sponsor. Our Business Manager is responsible for overseeing and managing our day-to-day operations. Our properties are managed by Inland National Real Estate Services, LLC, referred to herein as our “Real Estate Managers,” a wholly owned subsidiary of our Sponsor.

On October 18, 2012 we commenced our initial public offering, referred to herein as the “Offering.” We are offering 150,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation, or “Inland Securities,” our dealer manager, a wholly owned subsidiary of our Sponsor. “Best efforts” means that Inland Securities is not obligated to purchase any specific number or dollar amount of shares. We also are offering up to 30,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan (“DRP”). In each case, the offering price was determined by our board of directors. We reserve the right to reallocate the shares offered between our “best efforts” offering and the distribution reinvestment plan. We expect that shares of our common stock will be issued in book entry form only. As of December 31, 2013, we had issued a total of 6,725,615.338 shares through the Offering. Through the Offering, we had raised a total of approximately $66,166,857 of gross offering proceeds as of December 31, 2013.

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

At December 31, 2013, we owned 14 retail properties collectively totaling 457,353 square feet. The properties are located in five states. Our top three tenants Dolgencorp, LLC, a subsidiary of Dollar General Corporation, L.A. Fitness and Sam’s Club comprised approximately 46.1%, 38.5% and 13.1% of our consolidated rental revenue, respectively. As of December 31, 2013, the portfolio had a weighted average physical and economic occupancy of 99.1%. The fiscal year-end of the Company is December 31.

Segment Data

We currently view our real estate portfolio as one business segment in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, we did not report any other segment disclosure for the years ended December 31, 2013 and 2012. As we acquire additional properties in the future, we anticipate adding business segments and related disclosures when the segments become more significant. Information related to our business segment for the years ended December 31, 2013 and 2012 is set forth in Note 12 to our financial statements in Item 8 of this annual report on Form 10-K.

Tax Status

We have elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) beginning with the tax year ended December 31, 2013. Because we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.

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

Environmental Matters

As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions. We do not believe that our existing portfolio as of December 31, 2013 will require us to incur material expenditures to comply with these laws and regulations.

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

We have a limited operating history and are subject to all of the risks, uncertainties and difficulties frequently encountered by other similarly-situated companies. We and our Business Manager must, among other things:

▪	identify and acquire real estate assets consistent with our investment strategies;

▪	increase awareness of the Inland Real Estate Income Trust, Inc. name within the investment products market;

▪	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations; and

▪	continue to build and expand our operations structure to support our business.

We have incurred net losses on a U.S. GAAP basis for the periods ended December 31, 2013 and 2012 and from the period from August 24, 2011 (inception) through December 31, 2011.

We have incurred a net loss on a U.S. GAAP basis for the periods ended December 31, 2013 and 2012 and from the period August 24, 2011 (inception) through December 31, 2011. Our losses can be attributed, in part, to expenses incurred while we increase the size of our portfolio. In addition, depreciation and amortization reduced our net income on a U.S. GAAP basis. If we incur net losses in the future, our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders may be materially and adversely affected. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of an investor’s investment could decline substantially. We were formed in August 2011 and, as of December 31, 2013, had acquired 14 retail properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The amount and timing of distributions, if any, may vary. We may pay distributions from sources other than cash flow from operations, including the net offering proceeds of our current offering.

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

If we cannot generate sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions during any given period, some or all of our distributions for any period may be paid from retained cash flow, from borrowings, from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our offering. We have not limited the amount of monies from any of these sources that may be used to fund distributions. Distributions from these sources reduce the amount of money available to invest in real estate assets.

Our Business Manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee and acquisition fee.

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

Likewise, we may fund distributions from, among other things, advances or contributions from our Business Manager or IREIC or from the cash retained by us in the case that our Business Manager defers, accrues or waives all, or a portion, of its business management fee, acquisition fee, or waives its right to be reimbursed for certain expenses. Neither our Business Manager nor IREIC has any obligation to provide us with advances or contributions, and our Business Manager is not obligated to defer, accrue or waive any portion of its business management fee, acquisition fee or reimbursements. Further, there is no assurance that any of these other sources will be available to fund distributions.

There is no public market for our shares, and our stockholders may not be able to sell their shares under our share repurchase program and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.

There is no established public market for our shares and no assurance that one may develop. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or numbers whichever is more restrictive) of any class or series of shares of our stock by any single investor unless exempted by our board. This may inhibit investors from purchasing a large portion of our shares. Our charter also does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading by a specified date. Our board does not anticipate evaluating a liquidity event, including a listing on a national securities exchange, until at least 2017. There is no assurance the board will pursue a listing or other liquidity event at that time or at any other time in the future. In addition, even if our board decides to seek a listing of our shares of common stock, there is no assurance that we will satisfy the listing requirements or that our shares will be approved for listing. Further, our charter limits any person or group from owning more than 9.8% in value of our outstanding stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding common stock without prior approval of our board.

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

We may make ordinary repurchases only if we have sufficient funds available to complete the repurchase. There is no assurance we will have available funds. In any given calendar month, we are authorized to use only the proceeds from our distribution reinvestment plan during that month to make ordinary repurchases; provided that, if we have excess funds from our DRP during any particular month, we may, but are not obligated to, carry those excess funds to the subsequent calendar month for the purpose of making ordinary repurchases. Subject to funds being available, in the case of ordinary repurchases, we limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. In the event that we determine not to repurchase all of the shares presented during any month, including as a result of having insufficient funds or satisfying the 5% limit, to the extent we decide to repurchase shares, shares will be repurchased on a pro rata basis up to the limits described above. Any stockholder whose ordinary repurchase request has been partially accepted in a particular calendar month will have the remainder of his or her request included with all new repurchase requests we have received in the immediately following calendar month, unless he or she chooses to withdraw that request. Further, we have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

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

Moreover, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our share repurchase program. Further, our board reserves the right in its sole discretion to change the repurchase prices or reject any requests for repurchases. Any amendments to, or suspension or termination of, the SRP may restrict or eliminate your ability to have us repurchase your shares and otherwise prevent you from liquidating your investment. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of the SRP and our stockholders may not be able to sell any of their shares of common stock back to us. As a result of these restrictions and circumstances, the ability of our stockholders to sell their shares should they require liquidity is significantly restricted. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the SRP, they may be forced to do so at a discount to the purchase price such stockholders paid for their shares.

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

The Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. Through 2014, the FDIC is insuring up to $250,000 per depositor per insured bank account. At December 31, 2013, we had cash and cash equivalents exceeding these federally insured levels. If the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

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

We are an “emerging growth company” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. As an emerging growth company, we are permitted to rely on exemptions from certain reporting and disclosure requirements. We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.  For so long as we remain an emerging growth company, we will not be required to:

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

If we choose to take advantage of any or all of these reduced hurdles, the information that we provide you in our future public filings may be different than that of other public companies.  The exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies.  In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company.  We continue to evaluate and monitor developments with respect to these new rules and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies.  This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.  We elected to opt out of this transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies.  This election is irrevocable.

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

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

A failure of our information technology (IT) infrastructure could adversely impact our business and operations.

We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to changing needs of our business. We face the challenge of supporting older systems and hardware and implementing necessary upgrades to our IT infrastructure. We may not be able to successfully implement these upgrades in an effective manner. In addition, we may incur significant increases in costs and extensive delays in the implementation and rollout of any upgrades or new systems. If there are technological impediments, unforeseen complications, errors or breakdowns in implementation, the disruptions could have an adverse effect on our business and financial condition.

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

Among the factors that could impact our real estate assets and the value of an investment in us are:

▪	local conditions such as an oversupply of space or reduced demand for properties of the type that we seek to acquire;

▪	inability to collect rent from tenants;

▪	vacancies or inability to rent space on favorable terms;

▪	inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;

▪	adverse changes in the federal, state or local laws and regulations applicable to us, including those affecting rents, zoning, prices of goods, fuel and energy consumption, water and environmental restrictions;

▪	the relative illiquidity of real estate investments;

▪	changing market demographics;

▪	an inability to acquire and finance real estate assets on favorable terms, if at all;

▪	acts of God, such as earthquakes, floods or other uninsured losses; and

▪	changes or increases in interest rates and availability of financing.

In addition, periods of economic slowdown or recession, or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or increased defaults under existing leases.

Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.

U.S. and international financial markets are volatile due to a combination of many factors, including the tapering of bond purchases by the Federal Reserve, the potential for rising interest rates, uncertain economic growth, decreasing real estate values, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets will recover, the value of any properties we acquire may decline if current market conditions persist or worsen.

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

The economic downturn and weak recovery in the United States has had, and may continue to have, an adverse impact on the retail industry specifically. Slow or negative growth in the retail industry could result in defaults by retail tenants, which could have an adverse impact on our financial operations.

The economic downturn and weak recovery in the United States has had an adverse impact on the retail industry generally. As a result, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States. The continuation of adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our commercial properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease our retail properties. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties and our results of operations.

We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.

We own 14 properties located in five states. We compete with numerous developers, owners and operators of commercial properties, many of which own properties similar to, and in the same market areas as, our properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants or retain existing tenants when their leases expire. To the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases. Also, if our competitors develop additional properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.

Acts of God, such as earthquakes, floods or other uninsured losses may make us susceptible to adverse climate developments from the effects of these natural disasters in those areas.

Because our properties are concentrated in certain geographic areas, our operating results are likely to be impacted by climate changes affecting the real estate markets in those areas. Adverse events such as hurricanes, floods, wildfires, earthquakes, blizzards or other natural disasters, could cause a loss of revenues at our real estate properties. These losses may not be insured or insurable at an acceptable cost. Elements such as water, wind, hail, or fire damage can increase or accelerate wear on our properties' weatherproofing, and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these properties.

We depend on tenants for our revenue, and accordingly lease terminations , tenant default, and bankruptcies could adversely affect the income produced by our properties.

The success of our investments depends on the financial stability of our tenants. Certain economic conditions may adversely affect one or more of our tenants. For example, business failures and downsizings may contribute to reduced consumer demand for retail products and services which would impact tenants of our retail properties. In addition, our retail shopping center properties typically are anchored by large, nationally recognized tenants, any of which may experience a downturn in their business that may weaken significantly their financial condition. Further, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include tenants at our retail properties.

As a result of these factors, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments, or declare bankruptcy. Any of these actions could result in the termination of the tenants' leases, the expiration of existing leases without renewal, or the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our property. Specifically, a bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

We generated a significant portion of our revenue from three tenants, and rental payment defaults by these significant tenants could adversely affect our results of operations.

As of December 31, 2013, approximately 46.1%, 38.5% and 13.1% of our consolidated annualized base rental revenue was generated from leases with Dolgencorp, LLC, a subsidiary of Dollar General Corporation, L.A. Fitness and Sam’s Club, respectively. Dollar General Corporation has guaranteed all rents and other sums due under each lease with Dolgencorp, LLC in the event that Dolgencorp, LLC defaults. As a result of the concentration of revenue generated from these properties, if any of these tenants were to cease paying rent or fulfilling their other monetary obligations, or if Dollar General Corporation did not fulfill its obligations under the guarantee, we could have significantly reduced rental revenues or higher expenses until the default was cured or the properties were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms, if at all.

Our revenue will be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns on your investment.

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases in accordance with lease terms. In the event that we are unable to release the vacated space to a new anchor tenant, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

Tenants at our properties may experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. The retail sector in particular has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from other forms of retailing, such as catalogues and other forms of direct marketing, discount retailers, outlet malls, telemarketing and internet retailers and other online businesses. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

As of December 31, 2013, approximately, 37% of our base rental income of our consolidated portfolio was generated by properties located in the Southeastern United States. Your investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.

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

We have entered into long-term leases with some of our retail tenants, those leases may not result in fair value over time, which could adversely affect our revenues and ability to make distributions.

We have entered into long-term leases with some of our retail tenants. Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases. These circumstances would adversely affect our revenues and funds available for distribution.

Retail conditions may adversely affect our income and our ability to make distributions to you.

A retail property’s revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. Our properties are located in public places, and any incidents of crime or violence, including acts of terrorism, would result in a reduction of business traffic to tenant stores in our properties. Any such incidents may also expose us to civil liability. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our retail properties may be negatively impacted.

The majority of our real estate investments may include single-tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.

As of December 31, 2013, 86% of our properties were single-tenant properties. Single-tenant properties are relatively illiquid compared to other types of real estate and financial assets, which will further limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. Moreover, as the current lease nears expiration, it may be difficult to sell the property on terms and conditions that we consider favorable, if at all.  In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower unless we make substantial capital investments.

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

Maintaining our REIT qualification and continuing to avoid registration under the Investment Company Act as well as many other factors, such as general economic conditions, the availability of financing, interest rates and the supply and demand for the particular asset type, may limit our ability to sell real estate assets. These factors are beyond our control. We cannot predict whether we will be able to sell any real estate asset on favorable terms and conditions, if at all, or the length of time needed to sell an asset.

Sale leaseback transactions may be recharacterized in a manner unfavorable to us.

We may from time to time enter into a sale leaseback transaction where we purchase a property and then lease the property to the seller. The transaction may, however, be characterized as a financing instead of a sale in the case of the seller’s bankruptcy. In this case, we would not be treated as the owner of the property but rather as a creditor with no interest in the property itself. The seller may have the ability in a bankruptcy proceeding to restructure the financing by imposing new terms and conditions. The transaction also may be recharacterized as a joint venture. In this case, we would be treated as a joint venture with liability, under some circumstances, for debts incurred by the seller relating to the property.

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

Mortgage loans have experienced higher than historical rates of delinquency, foreclosure and loss during the dislocations in the world credit markets. These and other related events significantly impacted the capital markets associated not only with mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also the world credit and financial markets as a whole. Investing significant amounts in real estate-related securities, including CMBS, will expose our results of operations and financial condition to the volatility of the credit markets.

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

The domestic and international commercial real estate debt markets could become very volatile as a result of, among other things, the tightening of underwriting standards by lenders and credit rating agencies. This could result in less availability of credit and increasing costs for what is available.  If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.

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

We acquired properties by borrowing monies in an amount equal to the fair market value of the acquired properties and we may, in some instances, acquire properties by assuming existing financing. We typically borrow money to finance a portion of the purchase price of assets we acquire. We may also borrow money for other purposes to, among other things, satisfy the requirement that we distribute at least 90% of our “REIT annual taxable income,” subject to certain adjustments, or as is otherwise necessary or advisable to assure that we continue to qualify as a REIT for federal income tax purposes. Over the long term, however, payments required on any amounts we borrow reduce the funds available for, among other things, acquisitions, capital expenditures for existing properties or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest on this debt.

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

The terms and conditions contained in certain of our loan documents may require us to maintain cash reserves, limit the aggregate amount we may borrow on a secured and unsecured basis, require us to satisfy restrictive financial covenants, prevent us from entering into certain business transactions, such as a merger, sale of assets or other business combination, restrict our leasing operations, require us to obtain consent from the lender to complete transactions or make investments that are ordinarily approved only by our board of directors or impose limits on our ability to pay distributions. In addition, secured lenders may restrict our ability to discontinue insurance coverage on a mortgaged property even though we may believe that the insurance premiums paid to insure against certain losses, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, are greater than the potential risk of loss.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

The terms and conditions contained in certain of our loan documents may preclude us from pre-paying the principal amount of the loan or could restrict us from selling or otherwise disposing of or refinancing properties. For example, lock-out provisions may prohibit us from reducing the outstanding indebtedness secured by certain of our properties, refinancing this indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness secured by our properties. Lock-out provisions could impair our ability to take other actions during the lock-out period. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of December 31, 2013 we had $25,049,894 or 77% of our total debt that bore interest at variable rates.

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

We do not have any employees and will rely on persons performing services for our Business Manager and Real Estate Managers and their affiliates to manage our day-to-day operations. Some of these persons, including but not limited to Mr. Goodwin, Ms. McGuinness, Ms. Matlin, Mr. Quilici, Mr. Lichterman, Ms. Hrtanek, Mr. Sajdak and Ms. McNeeley, also provide services to one or more investment programs previously sponsored by IREIC. These individuals face competing demands for their time and service, and will be required to allocate their time between our business and assets and the business and assets of IREIC, its affiliates and the other programs formed and organized by IREIC.  Certain of these individuals have fiduciary duties to both us and our stockholders.  If these persons are unable to devote sufficient time or resources to our business due to the competing demands of the other programs, they may violate their fiduciary duties to us and our stockholders, which could harm the implementation of our investment strategy.  If we do not successfully implement our investment strategy, we may be unable to maintain or increase the value of our assets, and our operating cash flows and ability to pay distributions could be adversely affected.

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

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may: (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us; (2) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from any taxable REIT subsidiaries or certain other taxable C corporations in which we own shares of stock; or (3) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is generally not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.  Distributions that exceed our current and accumulated earnings and profits and a stockholder’s basis in our common stock generally will be taxable as capital gain.

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

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available to pay distributions.

Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” we will incur taxes equal to the full amount of the income from the prohibited transaction. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on this income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have to file income tax returns to receive a refund of the income tax paid on their behalf. We also may be subject to state and local taxes on our income, property or net worth, either directly or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce our cash available to pay distributions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own interests in 14 retail properties. As of December 31, 2013, we, through our wholly-owned subsidiaries, owned fee simple interests in all of the properties listed below. All of the properties are encumbered by indebtedness, including mortgages, totaling $32,530,344.

As of December 31, 2013 and 2012 annualized base rent per square foot averaged $10.10 and $8.04, respectively, for all properties Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases at the time of acquisition, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

			As of December 31, 2013
Property	Location	Square Footage	Physical Occupancy
Retail:
Dollar General – Robertsdale (a)	Robertsdale, AL	12,406	100.0%
Dollar General - East Brewton (a)	East Brewton, AL	9,026	100.0%
Dollar General – Wetumpka (a)	Wetumpka, AL	9,100	100.0%
Dollar General – Newport (a)	Newport, TN	9,002	100.0%
Dollar General – Madisonville (a)	Madisonville, TN	9,100	100.0%
Dollar General – Daleville (a)	Daleville, AL	9,026	100.0%
Dollar General – Mobile (a)	Mobile, AL	9,100	100.0%
Dollar General – Valley (a)	Valley, AL	9,026	100.0%
Dollar General – Brooks (a)	Brooks, GA	9,026	100.0%
Dollar General – Hamilton Road (a)	LaGrange, GA	9,026	100.0%
Dollar General – Wares Cross Road (a)	LaGrange, GA	9,026	100.0%
Dollar General – Maryville (a)	Maryville, TN	9,026	100.0%
Newington Fair Shopping Center	Newington, CT	186,205	100.0%
Wedgewood Commons Shopping Center	Olive Branch, MS	159,258	98.1%

Portfolio Total		457,353	99.1%

(a)	Single-tenant properties

The following table sets forth a summary, as of December 31, 2013, of lease expirations scheduled to occur during each of the calendar years from 2014 to 2023 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to December 31, 2013.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent Per Leased Square Foot
2014	2	3,584	0.8%	$61,312	1.3%	$17.11
2015	3	6,549	1.4%	126,075	2.7%	19.25
2016	3	6,563	1.5%	114,190	2.4%	17.40
2017	2	4,649	1.0%	92,520	1.9%	19.90
2018	4	7,841	1.7%	183,984	3.9%	23.46
2019	2	7,298	1.6%	161,226	3.4%	22.09
2020	-	-	-	-	-	-
2021	1	3,590	0.8%	98,725	2.1%	27.50
2022	2	27,619	6.1%	293,808	6.2%	10.64
2023	7	83,024	18.3%	1,059,252	22.3%	12.76
Thereafter	15	303,617	66.8%	2,556,366	53.8%	8.42
Leased Total	41	454,334	100.0%	$4,747,458	100.0%	$10.45

(a)	Represents the base rent in place at the time of lease expiration.

The following table sets forth our top five tenants in our portfolio based on annualized base rent for leases commenced on or prior to December 31, 2013.

Tenant	Number of Leases	Gross Leasable Area - Square Footage	Percent of Portfolio Total Gross Leasable Area	Total Annualized Base Rent	Percent of Portfolio Total Annualized Base Rent	Annualized Base Rent Per Square Foot

Dollar General	12	111,890	24.5%	$1,132,222	24.5%	$10.12
L.A. Fitness	1	51,600	11.3%	954,600	20.7%	18.50
Sam’s Club	1	134,605	29.4%	301,852	6.5%	2.24
Michael’s	1	21,360	4.7%	256,320	5.6%	12.00
Home Goods	1	24,000	5.3%	240,000	5.2%	10.00
Top five tenants	16	343,455	75.2%	$2,884,994	62.5%	$8.40

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases commenced on or prior to December 31, 2013.

Tenant Type	Gross Leasable Area - Square Footage	Percent of Total Gross Leasable Area

Dollar stores	111,890	24.5%
Health club	51,600	11.3%
Other	293,863	64.2%
Total	457,353	100.0%

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

Stockholders

As of March 12, 2014, we had 1,932 stockholders of record.

Distributions

We have not yet generated positive cash flow from operations and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of the Offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, we have and will likely continue to pay distributions from the net proceeds of the Offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or Offering proceeds, to pay distributions. We began declaring distributions to stockholders of record during December 2012. These distributions were paid on January 2, 2013. Subsequently, the Company has paid monthly distributions during each month of 2013. One hundred percent (100%) of the distributions paid to stockholders, or $997,707 through December 31, 2013, were paid from the net proceeds of our “best efforts” offering, which reduces the proceeds available for other purposes. To the extent we continue to pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there is no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of the Offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in the Offering, whereas later investors may not benefit from all of the net offering proceeds raised from earlier investors.

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

During the year ending December 31, 2013, there were no shares repurchased under the SRP.

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

As of December 31, 2013, we had sold the following securities in the best efforts portion of the offering for the following aggregate offering prices:

•	6,725,615.338 shares, equal to $66,166,857 in aggregate gross offering proceeds, excluding the 20,000 shares purchased by IREIC for $200,000 prior to commencing the offering.

As of December 31, 2013, we have incurred the following costs in connection with the best efforts portion of the offering:

Type of Costs	Amount
Offering costs to related parties (1)	$6,008,899
Offering costs paid to non-related parties	2,985,400
Total offering costs	$8,994,299

(1)	“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the offering through December 31, 2013, the net offering proceeds to us from the offering, after deducting the total expenses incurred described above, were $57,172,558.

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

	December 31, 2013	December 31, 2012	For the period from August 24, 2011 (inception) through December 31, 2011

Total income	$2,824,992	$101,986	$-
Net loss	$(2,526,801)	$(1,139,882)	$(19,892)
Net loss per common share, basic and diluted (a)	$(1.18)	$(18.04)	$(0.99)
Distributions paid to common stockholders	$997,707	$-	$-
Distributions declared to common stockholders	$1,288,777	$13,793	$-
Distributions per weighted average common share (a)	$0.60	$0.22	$-
Cash flows used in operating activities	$(961,103)	$(524,042)	$(19,892)
Cash flows used in investing activities	$(30,374,587)	$(32,163,615)	$(1,000)
Cash flows provided by financing activities	$55,733,024	$34,890,619	$54,980
Weighted average number of common shares outstanding, basic and diluted	2,147,947	63,198	20,000

(a)	The net loss per common share, basic and diluted is based upon the weighted average number of common shares outstanding for the year or period ended. The distributions per common share are based upon the weighted average number of common shares outstanding for the year or period ended.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•	We may not be able to raise capital sufficient to achieve our investment objectives;
•	We have a limited operating history and the prior performance of programs sponsored by IREIC should not be used to predict our future results;
•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	We may suffer from delays in selecting, acquiring and developing suitable assets;
•	To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our “best efforts” offering, which will reduce the amount of cash available to be invested in assets, negatively impact the value of our stockholders’ investment and be dilutive to our stockholders;
•	We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2013 and 2012 and the period from August 24, 2011 (inception) through December 31, 2011, and there is no assurance that we will become profitable or generate positive cash flow from operations;
•	There is no established public trading market for our shares, our stockholders may not be able to sell their shares under our share repurchase program and, if our stockholders are able to sell their shares under the program, or otherwise, they may not be able to recover the amount of their investment in our shares;
•	Our charter generally allows us to borrow up to 300% of our net assets, equivalent to 75% of the costs of our assets;
•	IREIC may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Managers;
•	We do not have arm’s-length agreements with our Business Manager, our Real Estate Managers or any other affiliates of IREIC;
•	We pay significant fees to our Business Manager, Real Estate Managers and other affiliates of our Sponsor;
•	Our Business Manager and its affiliates will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders;
•	Our properties may compete with the properties owned by other programs sponsored by IREIC or IPCC for, among other things, tenants;
•	Our Business Manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee or any acquisition fee;
55

•	We generated a significant portion of our revenue from three tenants, and rental payment defaults by these significant tenants could adversely affect our results of operations;
•	The majority of our real estate investments include single-tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations; and
•	If we fail to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

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

The following discussion and analysis relates to the years ended December 31, 2013 and 2012 and for the period from August 24, 2011 (inception) through December 31, 2011. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

At December 31, 2013, the Company owned 14 retail properties totaling 457,353 square feet and they are 99.1% leased and occupied. As of December 31, 2013 and 2012, annualized base rent per square foot averaged $10.10 and $8.04, respectively, for all properties. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

On October 18, 2012 we commenced our initial public offering, referred to herein as the “Offering.” We are offering 150,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation, or “Inland Securities,” our dealer manager, a wholly owned subsidiary of our Sponsor. “Best efforts” means that Inland Securities is not obligated to purchase any specific number or dollar amount of shares. We also are offering up to 30,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan (“DRP”). In each case, the offering price was determined by our board of directors. We elected to be taxed as a REIT commencing with the tax year ended December 31, 2013 for federal tax purposes.

Market Outlook

As announced in December 2013, the US Federal Reserve Board began lessening of the bond buying program, commonly referred to as quantitative easing (“QE”), in January 2014. The announcement to reduce the level of QE could indicate the Federal Reserve Board is of the view that US economic growth is on enough footing that less stimulus is required. Since the Federal Reserve decided to slow down and may eventually decide to end QE, many financial experts believe interest rates will begin to increase and we have begun to see the rise in long term rates, while short term rates continue to be at historically low levels.

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

Our general experience tells us that a period of rising inflation can translate to a period of rising rental rates, particularly at multi-tenant retail properties that include a higher instance of lease roll-over. In comparison to single-tenant properties with longer leases, this provides significantly more opportunities to increase rental rates as a higher percentage of leases expire more frequently. As of December 31, 2013, we own 12 single tenant properties and two multi-tenant properties with average lease expirations of 14 years and 9 years, respectively.

In addition:

  Multi-tenant necessity-based retail real estate is generally recession resilient and has historically outperformed other asset classes.
  Grocery-anchored shopping centers tend to be resilient to internet sales and can weather changes in consumer sentiment.
  Demand for retail space is growing. According to a National Association of Realtors published report, the net absorption of retail space is expected to reduce the amount of vacant space in the market place. Also, according to the United States Census Bureau, the population of the United States is slated to grow by over 50 million over the next 20 years. We believe this supply/demand dynamic is beginning to create a favorable environment for retail property owners.
  If we begin to experience inflation, multi-tenant retail real estate can act as a hedge because of the ability to increase rents at a pace that keeps up with inflation.
58

We are currently evaluating the purchase of, and are currently moving through due diligence on, a number of properties. As a result in February 2014, we purchased two multi-tenant retail properties. On February 21, 2014, we acquired a fee simple interest in a 69,381 square foot retail center consisting of three single tenant buildings, three multi-tenant buildings and a two-level parking structure, known as Park Avenue Shopping Center, located in Little Rock, Arkansas. We purchased this property from two unaffiliated third parties for a purchase price of approximately $28.12 million in cash, plus closing costs, of which approximately $23.37 million was funded at the initial closing. The purchase price includes (i) the right to expand one of the three buildings by up to 9,500 square feet which would increase the total retail square footage of the property to 78,881 square feet; and (ii) 3,382 square feet of existing vacant space. More specifically, we may be required to pay the seller an aggregate amount equal to approximately $4.75 million based on tenants taking possession of certain premises at the properties, opening for business and commencing to pay full rental payments as due under their respective leases. The property is shadow anchored by Target’s newest format, which includes a grocery component, and an LA Fitness that we will not acquire and will not own. We funded the purchase price at the initial closing with proceeds from our Offering. In addition, on February 27, 2014, we acquired a fee simple interest in a 63,829 square foot retail center consisting of two single tenant buildings and one multi-tenant building, known as North Hills Square Shopping Center, located in Coral Springs, Florida, and anchored by a Wal-Mart Neighborhood Market. We purchased this property from an unaffiliated third party for approximately $11.05 million in cash, plus closing costs. We funded the purchase price at the closing with proceeds from our Offering.

Our investment mandate allows us to build our portfolio with core assets in core markets. We endeavor to find the best risk-adjusted opportunities, given the considerable resources available to us through our real estate managers, our business manager and our business manager’s acquisition team.

Liquidity and Capital Resources

Our principal demand for funds is to acquire real estate assets, to pay operating and offering expenses, to pay interest on our outstanding indebtedness, to fund repurchases of previously issued stock and to make distributions to our stockholders.  We generally seek to fund our cash needs for items other than asset acquisitions and offering costs from operations. Our cash needs for acquisitions are funded primarily from the sale of our shares, including those offered for sale through our distribution reinvestment plan, as well as financing obtained concurrent with an acquisition or in the future.  There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations.  Our Business Manager, its acquisition group, and Inland Real Estate Acquisitions, or “IREA,” evaluates potential acquisitions and engages in negotiations with sellers and lenders on our behalf.  Pending investment in real estate assets, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than those earned on real estate assets.

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

As of December 31, 2013, the offering generated proceeds, net of commissions, the marketing contribution and due diligence expense reimbursements, the majority of which are re-allowed to third party soliciting dealers, totaling approximately $60.3 million.

Through December 31, 2013, our liquidity needs have primarily been to purchase fourteen retail properties, to pay organization and offering costs and to pay distributions. In 2013, we funded the purchase of Wedgewood Commons Shopping Center with mortgage debt of approximately $15.3 million and proceeds from the Offering of $14.8 million. In 2012, we funded the purchase of the twelve Dollar General retail stores and the Newington Fair Shopping Center, with proceeds from mortgage and mezzanine loans totaling approximately $32.7 million and $10 in cash. In 2013, we repaid all of our mezzanine loans which equaled approximately $15.4 million from proceeds from our Offering.

Our Sponsor has advanced approximately $1.63 million to us for the payment of organization and offering costs.

Cash Flow Analysis

	For the year ended December 31,		For the period from August 24, 2011 (inception) through December 31, 2011
	2013	2012
Net cash flows used in operating activities	$(961,103)	$(524,042)	$(19,892)
Net cash flows used in investing activities	$(30,374,857)	$(32,163,615)	$(1,000)
Net cash flows provided by financing activities	$55,733,024	$34,890,619	$54,890

Cash used in operating activities was $961,103, $524,042 and $19,892 for the year ended December 31, 2013 and 2012 and the period from August 24, 2011 (inception) through December 31, 2011, respectively. For the year ended December 31, 2013, funds generated from rental and tenant recovery income were offset primarily by property operating, interest and general and administrative expenses. For the year ended December 31, 2012 and the period from August 24, 2011 (inception) through December 31, 2011, cash was used to pay general and administrative expenses. For the years ended December 31, 2013 and 2012 and the period from August 24, 2011 (inception) through December 31, 2011, the cash deficit was funded by net offering proceeds.

Cash used in investing activities was $30,374,857, $32,163,615, and $1,000 for the years ended December 31, 2013 and 2012 and the period from August 24, 2011 (inception) through December 31, 2011, respectively. During 2013, we paid $29,982,371 for Wedgewood Commons Shopping Center, $316,002 in capital expenditures for a roof replacement at Newington Fair Shopping Center which was contemplated at the time of acquisition and funded $12,896 to a required lender held replacement escrow. We also invested $100,000 in exchange for a twenty percent membership interest in a limited liability company formed as an insurance association captive, which is wholly-owned by us and Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., Inland Diversified Real Estate Trust, Inc., and Retail Properties of America, Inc., and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services, Inc. During 2012, we paid $32,163,615 to purchase thirteen retail properties. During the period from August 24, 2011 (inception) through December 31, 2011, we paid $1,000 for 1,000 shares of common stock in the Inland Real Estate Group of Companies.

Cash provided by financing activities was $55,733,024, $34,890,619 and $54,890 for the years ended December 31, 2013 and 2012 and the period from August 24, 2011 (inception) through December 31, 2011, respectively. We generated proceeds from the sale of shares, net of offering costs paid, of $56,536,937 during 2013, $1,559,334 during 2012 and $(495,020) during the period from August 24, 2011 (inception) through December 31, 2011. Our Sponsor did not make any advances during the year ended December 31, 2013, but did advance $1,080,000 and $550,000 during the year ended December 31, 2012 and the period from August 24, 2011 (inception) through December 31, 2011, respectively. We generated offering proceeds of $481,029 from the DRP and paid $997,707 in distributions during the year ended December 31, 2013. We also generated $15,259,894 in proceeds from mortgage debt. We used $15,406,716 of offering proceeds to repay principal indebtedness which was scheduled to mature in 2013, paid $141,305 in loan costs, and were repaid $892 from related parties for reimbursement of costs in connection with certain properties that we considered acquiring, but ultimately decided not to acquire, which were subsequently acquired by a related party. During 2012, we generated $32,677,167 in proceeds from mortgage and mezzanine debt and paid $425,882 in loan costs.

A summary of the distributions declared, distributions paid and cash flows provided by operations for the year ended December 31, 2013 and 2012 follows:

Distributions Paid
Year Ended December 31,	Distribu- tions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Net Offering Proceeds (2) (3)

2013	1,288,777	$0.60	$516,679	$481,029	$997,708	$(961,103)	56,536,937

2012	13,793	$0.22	$--	$--	$--	$(524,042)	1,559,334

(1)	Assumes a share was issued and outstanding each day during the period.
(2)	100% of distributions paid for the year ended December 31, 2013, were paid from the net proceeds of our “best efforts” offering.
(3)	The Offering commenced on October 18, 2012.

Results of Operations

The following discussion is based on our consolidated financial statements for the year ended December 31, 2013.  Although our results of operations include income and expense incurred for the year ended December 31, 2012 and the period from August 24, 2011 (inception) through December 31, 2011, we did not purchase our first property until November 6, 2012.  Our net loss was $2,526,801 and included the following components for 2013.

Operating loss. Operating loss for the year ended December 31, 2013 was $1,127,338 which consisted of total income, property operating expenses, general and administrative expenses and depreciation and amortization.

Total income for the year ended December 31, 2013 was $2,824,992 which consisted primarily of tenant rental and recovery income. A majority of our income was derived from three tenants with an annualized base rent per square foot of $8.01. Our portfolio’s physical and economic occupancy was 99.1%. Property operating expenses totaled $177,994, and consisted of property management fees and costs of owning and maintaining our investment properties. Real estate tax expense was $276,875 for the year ended December 31, 2013. Certain property operating expenses and real estate taxes are recoverable from tenants per the terms of their lease agreements.

General and administrative expenses for the year ended December 31, 2013, totaled $2,267,129, of which $1,180,614, was paid or accrued to related parties. General and administrative expenses consisted primarily of related party stock discounts of $369,526, professional fees of $465,246, acquisition costs of $666,042, and other costs of $766,315.

Depreciation and amortization expense for the year ended December 31, 2013, totaled $1,004,052 and was primarily a result of depreciation on the thirteen properties purchased during the fourth quarter of 2012.

Interest expense. Interest expense for the year ended December 31, 2013, totaled $1,408,000 and is due to the financing of one property purchased during the fourth quarter of 2013 and thirteen properties purchased during the fourth quarter of 2012.

Critical Accounting Policies

Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We consider these policies to be critical because they require our management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Offering and Organizational Costs

Costs associated with the Offering are deferred and charged against the gross proceeds of the Offering upon the sale of shares. Formation and organizational costs are expensed as incurred.

Acquisitions

We are required to determine the total purchase price of each acquired investment property, which includes estimating any contingent consideration to be paid or received in future periods. We allocate the purchase price of each acquired business between tangible and intangible assets at full fair value at the date of the transaction. Such tangible and intangible assets include land, building and improvements, acquired above market and below market leases, in-place lease value, customer relationships (if any), and any assumed financing that is determined to be above or below market terms. Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition or other market sources as the basis for the allocation to land and building improvements.

The aggregate value of intangibles is measured based on the difference between the stated price and the property value calculation as if vacant. We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. We also allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values. We also evaluate each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market.

After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below acquired leases based upon the present value of the difference between the contractual lease rate and the estimated market rate. The determination of the discount rate used in the present value calculation is based upon the “risk free rate.” This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property. The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below market lease values, the amortization period includes any renewal periods with fixed rate renewals.

The acquisition of certain properties include earnout components to the purchase price, meaning a portion of the purchase price of the property is not paid at closing, although we own the entire property. We are not obligated to pay the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements generally have a limited obligation period ranging from one to three years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, we will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on our best estimate, we record a liability for the potential future earnout payments using estimated fair value measurements at the date of acquisition which include the lease-up periods, market rents, probability of occupancy and discount rate. This earnout amount is recorded as additional purchase price of the related properties and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations. We record changes in the underlying liability assumptions to acquisition related costs contained in general and administrative expenses on the accompanying consolidated statements of operations.

We expense acquisition costs of all transactions as incurred. All costs related to finding, analyzing and negotiating a transaction are expensed as incurred as a general and administrative expense, whether or not the acquisition is completed. These expenses would include acquisition fees, if any, paid to our Business Manager.

Impairment

We assess the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed the carrying value, we will be required to record an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties will be a significant estimate that can change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

We also evaluate our equity method investments for impairment indicators. The valuation analysis considers the investment positions in relation to the underlying business and activities of our investment and identifies potential declines in fair value. An impairment loss should be recognized if a decline in value of the investment has occurred that is considered to be other than temporary, without ability to recover or sustain operations that would support the value of the investment.

Cost Capitalization and Depreciation Policies

Real estate acquisitions are recorded at cost less accumulated depreciation. Improvements and betterment costs are capitalized and ordinary repairs and maintenance are expensed as incurred.

Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of thirty years for buildings and improvements, and five to fifteen years for furniture, fixtures and equipment and site improvements. Tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization. Leasing fees are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization. Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan as a component of interest expense. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs is amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income. Acquired in-place lease costs and other leasing costs are amortized on a straight-line basis over the weighted-average remaining lease term as a component of amortization expense.

Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change.

Revenue Recognition

We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease will begin when the lessee takes possession of or controls the physical use of the leased asset. Generally, this will occur on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.

If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset will be the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, we will begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.

We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rent receivable in the accompanying consolidated balance sheets. Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and decrease in the later years of a lease. We periodically review the collectability of outstanding receivables. Allowances are taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line rent receivables.

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenses are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. We do not expect the actual results to materially differ from the estimated reimbursement.

We recognize lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, collectability is reasonably assured and the tenant is no longer occupying the property. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets.

As a lessor, we defer the recognition of contingent rental income, such as percentage rent, until the specified target that triggered the contingent rental income is achieved.

Partially-Owned Entities

We consolidate the operations of a joint venture if we determine that we are either the primary beneficiary of a variable interest entity (VIE) or have substantial influence and control of the entity. The primary beneficiary is the party that has the ability to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. There are significant judgments and estimates involved in determining the primary beneficiary of a variable interest entity or the determination of who has control and influence of the entity. When we consolidate an entity, the assets, liabilities and results of operations will be included in our consolidated financial statements.

In instances where we determine that we are not the primary beneficiary of a variable interest entity or we do not control the joint venture but we can exercise influence over the entity with respect to its operations and major decisions, we use the equity method of accounting. Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations will be reflected as equity in earnings (loss) on unconsolidated entity on our consolidated statements of operations. Additionally, our net investment in the joint venture will be reflected as investment in unconsolidated entity on the consolidated balance sheets.

Contractual Obligations

We have guaranteed the full amount of the mortgages payable of our subsidiaries in the event that any of them fail to provide access or information to the properties or fail to obtain a lender’s prior written consent to any liens on or transfers of any of the properties, and in the event of any losses, costs or damages incurred by a lender as a result of fraud or intentional misrepresentation of any subsidiary borrower, gross negligence or willful misconduct, material waste of the properties and the breach of any representation or warranty concerning environmental laws, among other things.

From time to time, we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit generally one to three years and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of December 31, 2013 and 2012, we had liabilities of $723,237 and $0, respectively, recorded on the consolidated balance sheets as deferred investment property acquisition obligations. The maximum potential payment is $743,261 at December 31, 2013.

The table below presents, on a consolidated basis, our obligations and commitments to make future payments under debt obligations (including interest) as of December 31, 2013. Debt obligations under debt which is subject to variable rates are based on interest rates as of December 31, 2013.

		Payments due by period
	Total	2014	2015	2016	2017	2018	Thereafter

Principal payments on debt	$32,530,344	$--	$9,790,000	$--	$--	$15,259,894	$7,480,450
Interest payments on debt	8,452,454	996,114	991,355	648,705	648,705	553,941	4,613,634
Total	$40,982,798	$996,114	$10,781,355	$648,705	$648,705	$15,813,835	$12,094,084

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on January 1, 2014 through the close of business on March 31, 2014. Distributions were declared in a daily amount equal to $0.001643836 per share, which if paid each day for a 365-year period, would equate to $0.60 per share or a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•	In January 2014, total distributions declared for the month of December 2013 were paid in the amount equal to $304,863, of which $155,310 was paid in cash and $149,553 was reinvested through the Company’s DRP, resulting in the issuance of an additional 15,742.361 shares of common stock.

•	In February 2014, total distributions declared for the month of January 2014 were paid in the amount equal to $374,120, of which $189,133 was paid in cash and $184,987 was reinvested through the Company’s DRP, resulting in the issuance of an additional 19,472.359 shares of common stock.

•	In March 2014, total distributions declared for the month of February 2014 were paid in the amount equal to $398,328, of which $198,650 was paid in cash and $199,678 was reinvested through the Company’s DRP, resulting in the issuance of an additional 21,018.753 shares of common stock.

On February 21, 2014, we acquired a fee simple interest in a 69,381 square foot retail property known as Park Avenue Shopping Center located in Little Rock, Arkansas. We purchased this property from two unaffiliated third parties for approximately $23,370,000, plus closing costs, not including a contingent earnout component of $4,750,000.

On February 27, 2014, we acquired a fee simple interest in a 63,829 square foot retail property known as North Hills Square Shopping Center located in Coral Springs, Florida. We purchased this property from an unaffiliated third party for approximately $11,050,000, plus closing costs.

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

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. We currently have exposure to financial market risks as approximately 23% of our long term debt has a fixed rate of interest as of December 31, 2013. As of December 31, 2013, we had outstanding debt, which is subject to fixed interest rates and variable rates of $32,530,344 bearing interest rates in the range equal to 2.07% to 4.35% per annum, respectively. At December 31, 2013, our mortgage loans outstanding had a weighted average interest rate of 3.02%.

If market rates of interest on all debt which is subject to variable rates as of December 31, 2013 permanently increased by 1% (100 basis points), the increase in interest expense on all debt would decrease future earnings and cash flows by approximately $251,000 annually. If market rates of interest on all debt which is subject to variable rates as of December 31, 2013 permanently decreased by 1% (100 basis points), the decrease in interest expense on all debt would increase future earnings and cash flows by the same amount.

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

With regard to variable rate financing, our Business Manager assesses our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our Business Manager maintains risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. While this strategy is designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Our board has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes. As of December 31, 2013, we have not entered into any derivative financial instruments.

INLAND REAL ESTATE INCOME TRUST, INC.

INDEX

Item 8.  Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm	71

Financial Statements:

Consolidated Balance Sheets at December 31, 2013 and 2012	72

Consolidated Statements of Operations for the years ended December 31,2013 and 2012 and the period from August 24, 2011 (inception) through December 31, 2011	73

Consolidated Statements of Equity for the years ended December 31, 2013 and 2012 and the period from August 24, 2011 (inception) through December 31, 2011	74

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and the period from August 24, 2011 (inception) through December 31, 2011	75

Notes to Consolidated Financial Statements	77

Real Estate and Accumulated Depreciation (Schedule III)	103

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Income Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland Real Estate Income Trust, Inc. (the Company) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for the years ended December 31, 2013 and 2012 and the period from August 24, 2011 (inception) through December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Income Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012 and the period from August 24, 2011 (inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 17, 2014

INLAND REAL ESTATE INCOME TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
ASSETS

Assets:
Investment properties:
Land	$12,422,471	$10,202,471
Building and other improvements	45,904,767	19,011,528
Total	58,327,238	29,213,999
Less accumulated depreciation	(808,145)	(31,790)
Net investment properties	57,519,093	29,182,209
Cash and cash equivalents	26,634,384	2,237,050
Investment in unconsolidated entity	107,126	--
Accounts and rent receivable	141,705	45,855
Acquired lease intangibles, net	5,854,829	3,333,131
Deferred loan fees, net	351,095	421,379
Other assets	630,291	39,451
Total assets	$91,238,523	$35,259,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgages and notes payable	$32,530,344	$32,677,167
Accounts payable and accrued expenses	811,431	541,275
Distributions payable	304,863	13,793
Acquired below market lease intangibles, net	759,964	393,196
Deferred investment property acquisition obligations	723,237	--
Due to related parties	3,155,648	2,443,900
Other liabilities	200,098	170,130
Total liabilities	38,485,585	36,239,461

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	--	--
Common stock, $.001 par value, 1,460,000,000 shares authorized, 6,745,615.338 and 276,238.889 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	6,746	276
Additional paid in capital (net of offering costs of $8,994,299 and $2,329,969 as of December 31, 2013 and 2012, respectively)	57,735,337	192,905
Accumulated distributions and net loss	(4,989,145)	(1,173,567)
Total stockholders’ equity (deficit)	52,752,938	(980,386)
Total liabilities and stockholders’ equity	$91,238,523	$35,259,075

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations

For the years ended December 31, 2013 and 2012 and

the period from August 24, 2011 (inception) through December 31, 2011

	2013	2012	For the period from August 24, 2011 (inception) through December 31, 2011
Income:
Rental income	$2,481,725	$101,986	$--
Tenant recovery income	343,267	--	--
Total income	2,824,992	101,986	--

Expenses:
Property operating expenses	177,994	4,534	--
Real estate tax expense	276,875	--	--
General and administrative expenses to non-related parties	1,086,515	517,853	19,001
General and administrative expenses to related parties	1,180,614	579,638	891
Business management fee	226,280	--	--
Depreciation and amortization	1,004,052	41,746	--
Total expenses	3,952,330	1,143,771	19,892

Operating loss	(1,127,338)	(1,041,785)	(19,892)

Interest expense	(1,408,000)	(98,097)	--
Interest income	1,411	--	--
Equity in earnings of unconsolidated entity	7,126	--	--

Net loss	$(2,526,801)	$(1,139,882)	$(19,892)

Net loss per common share, basic and diluted	$(1.18)	$(18.04)	$(0.99)
Weighted average number of common shares outstanding, basic and diluted	2,147,947	63,198	20,000

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Equity

For the years ended December 31, 2013 and 2012 and

the period from August 24, 2011 (inception) through December 31, 2011

	Number of	Common	Additional Paid in	Accumulated Distributions and
	Shares	Stock	Capital	Net Loss	Total

Balance at August 24, 2011	--	$--	$--	$--	$--
Proceeds from offering	20,000	20	199,980	--	200,000
Net loss	--	--	--	(19,892)	(19,892)

Balance at December 31, 2011	20,000	$20	$199,980	$(19,892)	$180,108

Distributions declared	--	--	--	(13,793)	(13,793)
Proceeds from offering	256,239	256	2,322,894	--	2,323,150
Offering costs	--	--	(2,329,969)	--	(2,329,969)
Net loss	--	--	--	(1,139,882)	(1,139,882)

Balance at December 31, 2012	276,239	276	192,905	(1,173,567)	(980,386)

Distributions declared	--	--	--	(1,288,777)	(1,288,777)
Proceeds from offering	6,418,741	6,419	63,356,258	--	63,362,677
Offering costs	--	--	(6,664,330)	--	(6,664,330)
Proceeds from distribution reinvestment plan	50,635	51	480,978	--	481,029
Discount on shares to related parties	--	--	369,526	--	369,526
Net loss	--	--	--	(2,526,801)	(2,526,801)

Balance at December 31, 2013	6,745,615	$6,746	$57,735,337	$(4,989,145)	$52,752,938

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

For the years ended December 31, 2013 and 2012 and

the period from August 24, 2011 (inception) through December 31, 2011

	2013	2012	For the period from August 24, 2011 (inception) through December 31, 2011

Cash flows from operating activities:
Net loss	$(2,526,801)	$(1,139,882)	$(19,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,004,052	41,746	--
Amortization of loan fees	211,589	4,503	--
Amortization of acquired below market leases	(24,446)	(275)	--
Straight-line rental income	(14,614)	(854)	--
Discount on shares issued to related parties	369,526	--	--
Equity in earnings of unconsolidated entity	(7,126)	--	--
Changes in assets and liabilities:
Accounts payable and accrued expenses	(10,651)	484,041	--
Accounts and rents receivable	(81,236)	--	--
Due to related parties	748,065	--	--
Prepaid rent and other liabilities	(50,624)	--	--
Other assets	(578,837)	86,679	--
Net cash flows used in operating activities	(961,103)	(524,042)	(19,892)

Cash flows from investing activities:
Purchase of investment properties	(29,982,371)	(32,163,615)	--
Capital expenditures	(316,002)	--	--
Investment in unconsolidated entity	(100,000)	--	--
Restricted escrow	(12,896)	--	--
Other assets	36,682	--	(1,000)
Net cash flows used in investing activities	(30,374,587)	(32,163,615)	(1,000)

Cash flows from financing activities:
Proceeds from offering	63,362,677	2,323,150	200,000
Proceeds from the distribution reinvestment plan	481,029	--	--
Payment of offering costs	(6,825,740)	(763,816)	(695,020)
Distributions paid	(997,707)	--	--
Due to related parties	892	1,080,000	550,000
Proceeds from mortgages and notes payable	15,259,894	32,677,167	--
Payment of mortgage and notes payable	(15,406,716)	--	--
Payment of loan fees	(141,305)	(425,882)	--
Net cash flows provided by financing activities	55,733,024	34,890,619	54,980

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows (continued)

For the years ended December 31, 2013 and 2012 and

the period from August 24, 2011 (inception) through December 31, 2011

	2013	2012	For the period from August 24, 2011 (inception) through December 31, 2011

Net increase in cash and cash equivalents	24,397,334	2,202,962	34,088
Cash and cash equivalents at beginning of the period	2,237,050	34,088	--
Cash and cash equivalents at end of the period	$26,634,384	$2,237,050	$34,088

Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$2,220,000	$10,202,471	$--
Building and improvements	26,577,237	19,011,528	--
Acquired in place lease intangibles	2,438,257	3,343,087	--
Acquired above market lease intangibles	311,139	--	--
Acquired below market lease intangibles	(391,214)	(393,471)	--
Deferred investment property acquisition obligations	(723,237)	--	--
Assumed liabilities	(449,811)	--	--
Purchase of investment properties	$29,982,371	$32,163,615	$--

Supplemental schedule of non-cash investing and financing activities:

Cash paid for interest	$1,235,597	$46,516	$--

Distributions payable	$304,863	$13,793	$--

Accrued offering costs payable	$300,807	$408,916	$74,395

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

The Company has qualified and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2013. As a result, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income (subject to certain adjustments) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

The Company is authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year under the share repurchase program (“SRP”), if requested, if the Company chooses to repurchase them. Subject to funds being available, the Company will limit the number of shares repurchased during any consecutive twelve-month period to 5% of the number of shares outstanding at the beginning of that twelve-month period. Funding for the SRP will come from proceeds the Company receives from the DRP. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, the Company is authorized to use any funds to complete the repurchase, and neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit will apply. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s boards of directors, in its sole direction, may at any time amend, suspend or terminate the SRP. As of December 31, 2013, no shares have been repurchased under the SRP.

At December 31, 2013, we owned 14 retail properties collectively totaling 457,353 square feet. The properties are located in five states. As of December 31, 2013, the portfolio had a weighted average physical and economic occupancy of 99.1%.

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

Each property is owned by a separate legal entity which maintains its own books and financial records and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in note 7.

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

One of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreement has a limited obligation period of two years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has recorded a liability for the potential future earnout payment using estimated fair value at the date of acquisition using Level 3 inputs including market rent of $18.00 and probability of occupancy equal to 100% based on leasing activity. The Company has recorded this earnout amount as additional purchase price of the related property and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations. The Company records changes in the underlying liability assumptions to acquisition related costs contained in general and administrative expenses on the accompanying consolidated statements of operations.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the below market lease value of $24,446 and $275 was recorded as an increase to rental income for the years ended December 31, 2013, and 2012, respectively.

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $227,698 and $9,956 for the years ended December 31, 2013 and 2012, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted-average remaining lease term. As of December 31, 2013, no amount has been allocated to customer relationship value.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2013 and 2012.

	December 31,
	2013	2012
Intangible assets:
Acquired in-place lease value	$5,781,344	$3,343,087
Acquired above market lease value	311,139	--
Accumulated amortization	(237,654)	(9,956)
Acquired lease intangibles, net	$5,854,829	$3,333,131

Intangible liabilities:
Acquired below market lease value	$784,685	$393,471
Accumulated amortization	(24,721)	(275)
Acquired below market lease intangibles, net	$759,964	$393,196

As of December 31, 2013, the weighted average amortization periods for acquired in-place lease, above market lease intangibles and below market lease intangibles are 12, 9 and 13 years, respectively.

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2013 for each of the five succeeding years is as follows:

	In-Place Leases	Above Market Leases	Below Market Leases

2014	$533,289	$37,307	$(86,980)
2015	533,289	33,530	(80,628)
2016	533,289	33,530	(62,804)
2017	533,289	33,530	(62,804)
2018	533,289	33,530	(58,639)
Thereafter	2,877,245	139,712	(408,109)
Total	$5,543,690	$311,139	$(759,964)

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

The Company estimates the future undiscounted cash flows based on management’s intent as follows: (i) for real estate properties that the Company intends to hold long-term, including land held for development, properties currently under development and operating buildings, recoverability is assessed based on the estimated future net rental income from operating the property and termination value; and (ii) for real estate properties that the Company intends to sell, including land parcels, properties currently under development and operating buildings, recoverability is assessed based on estimated proceeds from disposition that are estimated based on future net rental income of the property and expected market capitalization rates.

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

During the years ended December 31, 2013 and 2012 and the period from August 24, 2011 (inception) through December 31, 2011, the Company incurred no impairment charges.

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

Depreciation expense was $776,354, $31,790, and $0 for the years ended December 31, 2013 and 2012 and the period from August 24, 2011 (inception) through December 31, 2011, respectively.

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

REIT Status

The Company has qualified and has elected to be taxed as a REIT beginning with the tax year ended December 31, 2013. In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual taxable income, subject to certain adjustments, to its stockholders. The Company must also meet certain asset and income tests, as well as other requirements. The Company will monitor the business and transactions that may potentially impact our REIT status. If it fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, it will be subject to federal (including any applicable alternative minimum tax) and state income tax on its taxable income at regular corporate rates.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax bases. A valuation allowance was established for uncertainties relating to realization of deferred tax assets.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

(3)  Acquisitions

2013 Acquisitions

Date Acquired	Property Name	Location	Property Type	Square Footage	Purchase Price

12/23/13	Wedgewood Commons (1)	Olive Branch, MS	Multi-tenant Retail	159,258	$30,519,789
				159,258	$30,519,789

(1)	There is an earnout component associated with this acquisition that is not included in the purchase price (note 11)

During the year ended December 31, 2013, the Company acquired through its wholly owned subsidiaries, the property listed above for an aggregate purchase price of $30,519,789. The Company financed a portion of this acquisition by borrowing $15,259,894.

The Company incurred $666,042, $732,739 and $0 for the years ended December 31, 2013 and 2012 and the period from August 24, 2011 (inception) through December 31, 2011, respectively, of acquisition, dead deal and transaction related costs that were recorded in general and administrative expenses to non-related parties and general and administrative expenses to related parties in the consolidated statements of operations and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

For property acquired during the year ended December 31, 2013, the Company recorded revenue of $62,368 and property net income of $49,133, not including expensed acquisition related costs.

The following table presents certain additional information regarding the Company’s acquisitions during the year ended December 31, 2013. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Buildings and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 11)

Wedgewood Commons	$2,220,000	$26,577,237	$2,749,396	$(391,214)	$(723,237)

Total	$2,220,000	$26,577,237	$2,749,396	$(391,214)	$(723,237)
86

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

The following condensed pro forma consolidated financial statements for the years ended December 31, 2013 and 2012 include pro forma adjustments related to the acquisition and financing during 2013 considered material to the consolidated financial statements which were made for the acquisition of Wedgewood Commons which is presented assuming the acquisition occurred on January 1, 2012.

The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2013 acquisition had been consummated as of January 1, 2012, nor does it purport to represent the results of operations for future periods.

	For the year ended December 31, 2013
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total income	$2,824,992	$2,921,682	$5,746,674
Net loss	$(2,526,801)	$724,559	$(1,802,242)

Net loss per common share, basic and diluted	$(1.18)		$(0.27)

Weighted average number of common shares outstanding, basic and diluted	2,147,947		6,745,615

	For the year ended December 31, 2012
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total income	$101,986	$982,051	$1,084,037
Net loss	$(1,139,882)	$(923,515)	$(2,063,397)

Net loss per common share, basic and diluted	$(18.04)		$(0.31)

Weighted average number of common shares outstanding, basic and diluted	63,198		6,745,615

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

2012 Acquisitions

The following table presents certain additional information regarding the Company’s acquisitions during the year ended December 31, 2012. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Date Acquired	Land	Buildings and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles

Dollar General Portfolio – Phase I – five properties	11/6/12	$1,217,000	$4,654,000	$809,920	$--
Newington Fair Shopping Center	12/27/12	7,833,471	8,328,529	1,431,471	(393,471)
Dollar General Portfolio Phase II – seven properties	12/28/12	1,152,000	6,028,999	1,101,696	--

Total		$10,202,471	$19,011,528	$3,343,087	$(393,471)

During the year ended December 31, 2012, the Company acquired through its wholly owned subsidiaries, the properties listed above for an aggregate purchase price of $32,164,000. The Company financed these acquisitions by borrowing all of the funds required except for $10.

For properties acquired during the year ended December 31, 2012, the Company recorded revenue of $101,986 and property net loss of $44,427 not including expensed acquisition related costs for the period from the date of acquisition through December 31, 2012.

The condensed pro forma consolidated financial statements for the year ended December 31, 2012 include pro forma adjustments related to the acquisitions and financings during 2012 considered material to the consolidated financial statements which were made for the acquisition of Newington Fair Shopping Center, the acquisition of the portfolio of five Dollar General retail stores and the acquisition of the portfolio of seven Dollar General retail stores which are presented assuming the acquisitions occurred on January 1, 2012. Since each of the twelve Dollar General retail stores were newly constructed in 2012, property operations only include a portion of 2012 which began on the respective lease commencement date.

The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2012 acquisitions had been consummated as of January 1, 2011, respectively, nor does it purport to represent the results of operations for future periods.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

	For the year ended December 31, 2012
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total income	$101,986	$1,796,359	$1,898,345
Net loss	$(1,139,882)	$(444,100)	$(1,583,982)

Net loss per common share, basic and diluted	$(18.04)		$(0.54)

Weighted average number of common shares outstanding, basic and diluted	63,198		276,239

(4)  Investment in Unconsolidated Entity

The Company is a member of a limited liability company formed as an insurance association captive (the “Insurance Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., and Inland Diversified Real Estate Trust, Inc., and a third party, Retail Properties of America, Inc., and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services, Inc. This entity is considered a variable interest entity as defined in U.S. GAAP and the Company is not considered to be the primary beneficiary. Therefore, this investment is accounted for utilizing the equity method of accounting. The Company's risk of loss is limited to its investment and the Company is not required to fund additional capital to the entity.

The Company entered into an agreement and paid $100,000 in exchange for a twenty percent membership interest in the Insurance Captive. The Company’s share of net income from its investment is based on the ratio of each member’s premium contribution to the venture. The Company was allocated income of $7,126 for the year ended December 31, 2013. No income was allocated for the year ended December 31, 2012.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

(5)  Operating Leases

Minimum lease payments to be received under operating leases including ground leases, as of December 31, 2013 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments

2014	$4,546,253
2015	4,522,459
2016	4,425,215
2017	4,300,872
2018	4,206,921
Thereafter	24,957,979
Total	$46,959,699

The remaining lease terms range from less than 1 year to 15 years. Most of the revenue from the Company’s properties consists of rents received under long-term operating leases. Some leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

(6)  Transactions with Related Parties

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Insurance Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., and Inland Diversified Real Estate Trust, Inc., and a third party, Retail Properties of America, Inc. The entity is included in the Company’s disclosure of Investment in Unconsolidated Entity note 4 and is included in investment in unconsolidated entity in the accompanying consolidated balance sheets.

The Company is a party to a Shared Services Agreement with other affiliated entities of the Sponsor. The agreement allows the Company to utilize certain software in the management of its business. The Company paid, in 2013, $300,000 to be a party to the agreement. The unamortized amount is included in other assets in the accompanying consolidated balance sheets.

The Company owns 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1,000 at December 31, 2013 and 2012. This amount is included in other assets in the accompanying consolidated balance sheets.

As of December 31, 2013, the Company was owed funds from related parties in the amount of $377 which was due from related parties for reimbursement of costs paid by the Company in connection with certain properties that the Company considered acquiring, but ultimately decided not to acquire, which were subsequently acquired by a related party. This amount is included in other assets in the accompanying consolidated balance sheets.

For the period from August 24, 2011 (inception) through December 31, 2011 the Company paid $891 in general and administrative expenses to related parties and $50,839 in offering costs to related parties. The Company also received $550,000 in Sponsor non-interest bearing advances.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

The following table summarizes the Company’s related party transactions for years ended December 31, 2013 and 2012. Certain compensation and fees payable to the Business Manager for services to be provided to the Company are limited to maximum amounts.

		Year ended December 31		Unpaid amounts as of
		2013	2012	December 31, 2013	December 31, 2012
General and administrative:
General and administrative reimbursements	(a)	$267,510	$21,263	$76,158	$18,476
Acquisition related costs	(b)	543,578	558,375	1,044,214	524,342
Affiliate share purchase discounts	(c)	369,526	--	--	--
Total general and administrative expenses		$1,180,614	$579,638	$1,120,372	$542,818

Offering costs	(d)	$5,784,984	$218,816	$178,996	$271,082
Sponsor non-interest bearing advances	(e)	--	1,080,000	1,630,000	1,630,000
Real estate management fees	(f)	80,691	2,254	--	2,254
Business management fees	(g)	226,280	--	226,280	--

(a)	The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses to related parties in the accompanying consolidated statements of operations. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(b)	The Company will pay the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired. The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition of real estate assets, regardless of whether the Company acquires the real estate assets, subject to limits, as defined. Such costs are included in general and administrative expenses to related parties in the accompanying consolidated statements of operations. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(c)	The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 352,509 shares to related parties during the year ended December 31, 2013.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

(d)	A related party of the Business Manager receives selling commissions equal to 7.0% of the sale price for each share sold and a marketing contribution equal to 3.0% of the gross offering proceeds from shares sold, the majority of which is re-allowed (paid) to third party soliciting dealers. The Company also reimburses a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds. The expenses will be reimbursed from amounts paid or re-allowed to these entities as a marketing contribution. The Company will reimburse the Sponsor, its affiliates and third parties for costs and other expenses of the Offering that they pay on the Company’s behalf, in an amount not to exceed 1.5% of the gross offering proceeds from shares sold in the “best efforts” offering. The Company does not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the distribution reinvestment plan. Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(e)	As of December 31, 2013 and 2012, the Company incurred $9,023,148 and $2,358,818, respectively, of offering and organization costs, of which $1,630,000 was advanced by the Sponsor. Our Business Manager or its affiliates will pay or reimburse any organization or offering costs, including any issuer costs that exceed 11.5% of the gross offering proceeds from shares sold in the “best efforts” offering over the life of the Offering.

(f)	For each property that is managed by Inland National Real Estate Services, LLC, or its affiliates, collectively the Real Estate Managers, the Company will pay a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. Each Real Estate Manager will determine, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by one of the Real Estate Managers or its affiliates, the Company will pay the Real Estate Manager a separate leasing fee based upon prevailing market rates applicable to the geographic market of that property. Further, in the event that the Company engages its Real Estate Managers to provide construction management services for a property, the Company will pay a separate construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project. The Company also will reimburse each Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries and benefits of persons performing services for the Real Estate Managers and their affiliates except for the salaries and benefits of persons who also serve as an executive officer of any of the Real Estate Managers. As of December 31, 2012, unpaid amounts were included in accounts payable and accrued expenses in the consolidated balance sheets.

(g)	The Company will pay the Business Manager an annual business management fee equal to 0.65% of its “average invested assets,” as defined in the business management agreement, payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

(7)  Mortgages and Notes Payable

As of December 31, 2013 and 2012, the Company had the following mortgages and notes payable outstanding:

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at December 31, 2013	Principal Balance at December 31, 2012	Notes

May 1, 2027	Dollar General Portfolio Phase I - five properties	4.313%	$3,340,450	$ 3,340,450	(a),(b)

December 27, 2015	Newington Fair Shopping Center - Senior Tranche	Floating rate of interest equal to three month LIBOR rate plus 3.25% subject to a minimum rate of 3.50%	9,790,000	9,790,000	(c),(d)

October 1, 2027	Dollar General Portfolio Phase II - seven properties	4.347%	4,140,000	4,140,000	(a),(e)

December 23, 2018	Wedgewood Commons Shopping Center	Floating rate of interest equal to daily LIBOR rate plus 1.90%	15,259,894	--	(c),(f)

August 6, 2013	Dollar General Portfolio Phase I - Mezzanine loan	10.00%	--	3,340,460

December 27, 2013	Newington Fair Shopping Center – Junior Tranche	8.50%	--	4,927,760

December 27, 2013	Newington Fair Shopping Center & Dollar General Phase II – Mezzanine loan	Floating rate of interest equal to three month LIBOR rate plus 3.75% subject to a minimum rate of 6.00%	--	4,658,497

January 1, 2020	Dollar General Portfolio Phase II - Mezzanine loan	9.00%	--	2,480,000

		Total	$32,530,344	$ 32,677,167

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

(c)	Loan requires monthly payments of interest only until maturity.

(d)	The three month LIBOR rate at December 31, 2013 was 0.25%.

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

(f)	The daily LIBOR rate at December 31, 2013 was 0.17%.
95

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

The principal amount of our mortgage loans outstanding as of December 31, 2013 was $32,530,344 and had a weighted average stated interest rate of 3.02% per annum. All of the Company’s mortgage loans are secured by first mortgages on the real estate assets or are guaranteed by the Sponsor. No fees were paid in connection with any guarantees issued by the Sponsor.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2013, all of the mortgages were current in payments and the Company was in compliance with such covenants.

The following table shows the scheduled maturities of mortgages and notes payable as of December 31, 2013 and for the next five years and thereafter:

Mortgages and Notes Payable

2014	$--
2015	9,790,000
2016	--
2017	--
2018	15,259,894
Thereafter	7,480,450
Total	$32,530,344

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $32,530,344 and $32,677,167 as of December 31, 2013 and December 31, 2012, respectively, and its estimated fair value was $32,554,514 and $32,677,167 as of December 31, 2013 and December 31, 2012, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

(8)  Income Taxes

The Company has qualified and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2013. As a result, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income (subject to certain adjustments) to its stockholders. Subsequently, if the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

The Company had no uncertain tax positions as of December 31, 2013 and December 31, 2012. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2012. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the years ended December 31, 2013 and 2012. As of December 31, 2013, returns for the calendar years 2012 and 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.

As of December 31, 2012, the Company had a deferred tax asset of approximately $466,000, for income tax purposes, for which a valuation allowance was recorded due to current uncertainty of realization. At December 31, 2013, the Company reversed the deferred tax asset and associated valuation allowance related to its REIT activities. Generally as a REIT, the Company will not pay federal income tax at the REIT level (including its qualified REIT subsidiaries), but instead a dividends paid deduction will generally offset its taxable income. As a result, while the Company will still be permitted to use net operating losses to offset its REIT taxable income, the Company does not expect to pay income taxes on its REIT taxable income, and therefore does not expect to be able to realize such deferred tax assets and liabilities.

(9)  Distributions

The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount of $0.001643836, per share based upon a 365-day period. During the years ended December 31, 2013 and 2012 and the period from August 24, 2011 (inception) through December 31, 2011, the Company declared cash distributions totaling $1,288,777, $13,793, and $0, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

For federal income tax purposes, distributions may consist of ordinary dividend income, non-taxable return of capital, capital gains or a combination thereof. Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income or capital gain distributions. Distributions in excess of these earnings and profits (calculated for income tax purposes) constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain distribution and reduce the recipient’s basis in the shares to the extent thereof. Distributions in excess of earnings and profits that reduce a recipient’s basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares. If the recipient's basis is reduced to zero, distributions in excess of the aforementioned earnings and profits (calculated for income tax purposes) constitute taxable gain.

In order to maintain the Company’s status as a REIT, the Company must distribute at least 90% of its taxable income, subject to certain adjustments, to its stockholders. For the year ended December 31, 2013, the Company’s taxable loss was $1,397,240.

The Company declared monthly distributions to its common stockholders totaling $1,288,777 or $0.60 on an annual basis per share for the year ended December 31, 2013. Future distributions are determined by the Company’s board of directors. The Company expects to continue paying distributions to maintain its status as a REIT. The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2013:

2013 (a)
Ordinary income (loss)	$0.00
Non-taxable return of capital	$0.60

(a)	The December distribution declared on November 5, 2013, with a record date of December 31, 2013 and a payment date of January 2, 2014, is reportable for tax purposes in 2014 and is not reflected in the 2013 allocation.

(10)  Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of December 31, 2013 and December 31, 2012, the Company did not have any dilutive common share equivalents outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

(11)  Commitments and Contingencies

The acquisition of one of the Company’s properties included an earnout component to the purchase price. The maximum potential earnout payment is $723,237 at December 31, 2013. The table below presents the change in the Company’s earnout liability for years ended December 31, 2013 and 2012.

	2013	2012
Earnout liability-beginning of period	$--	$--
Increases:
Acquisitions	723,237	--
Amortization expense	--	--
Decreases:
Earnout payments	--	--
Other:
Adjustments to acquisition related costs	--	--
Earnout liability – end of period	$723,237	$--

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

(12)  Segment Reporting

The Company has one reportable segment as defined by U.S. GAAP for the years ended December 31, 2013 and 2012.

Concentration of credit risk with respect to accounts receivable currently exists due to the small number of tenants currently comprising the Company's rental revenue. The concentration of revenues for these tenants increases the Company's risk associated with nonpayment by these tenants. In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

A majority of the Company’s revenue was derived from three tenants for the year ended December 31, 2013. Approximately 46.1%, 38.5% and 13.1% of consolidated rental revenue was generated from leases with Dolgencorp, LLC, a subsidiary of Dollar General Corporation, L.A. Fitness and Sam’s Club, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

(13)  Subsequent Events

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on January 1, 2014 through the close of business on March 31, 2014. Distributions were declared in a daily amount equal to $0.001643836 per share, which if paid each day for a 365-year period, would equate to $0.60 per share or a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•	In January 2014, total distributions declared for the month of December 2013 were paid in the amount equal to $304,863, of which $155,310 was paid in cash and $149,553 was reinvested through the Company’s DRP, resulting in the issuance of an additional 15,742.361 shares of common stock.

•	In February 2014, total distributions declared for the month of January 2014 were paid in the amount equal to $374,120, of which $189,133 was paid in cash and $184,987 was reinvested through the Company’s DRP, resulting in the issuance of an additional 19,472.359 shares of common stock.

•	In March 2014, total distributions declared for the month of February 2014 were paid in the amount equal to $398,328, of which $198,650 was paid in cash and $199,678 was reinvested through the Company’s DRP, resulting in the issuance of an additional 21,018.753 shares of common stock.

On February 21, 2014, the Company acquired a fee simple interest in a 69,381 square foot retail property known as Park Avenue Shopping Center located in Little Rock, Arkansas. The Company purchased this property from two unaffiliated third parties for approximately $23,370,000, plus closing costs, not including a contingent earnout component of $4,750,000.

On February 27, 2014, the Company acquired a fee simple interest in a 63,829 square foot retail property known as North Hills Square Shopping Center located in Coral Springs, Florida. The Company purchased this property from an unaffiliated third party for approximately $11,050,000, plus closing costs.

Due to the timing of the acquisitions of Park Avenue Shopping Center and North Hills Shopping Center, the purchase price allocation for assets acquired and liabilities assumed at acquisition date and pro forma financial information are not being presented as the information was not available at the time of this filing.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

The following table provides information regarding the total shares sold in our offering as of March 12, 2014:

	Shares	Gross Offering Proceeds ($) (1)	Commissions and Fees ($) (2)	Proceeds to the Company, Before Expenses ($) (3)
From our Sponsor in connection with our formation	20,000	$200,000	$ –	$200,000
Shares sold in the offering	9,798,524.127	96,773,715	8,512,454	88,261,261
Shares sold pursuant to our distribution reinvestment plan	106,868.047	1,015,246	–	1,015,246
Shares purchased pursuant to our share repurchase program	–	–	–	–
Total:	9,925,392.174	$97,988,961	$ 8,512,454	$89,476,507

(1)	Gross proceeds received by us as of the date of this table for shares sold to investors pursuant to accepted subscription agreements.
(2)	Inland Securities Corporation serves as dealer manager of the Offering and is entitled to receive selling commissions and certain other fees, as discussed further in the prospectus for the “best efforts” offering dated October 18, 2012 as the same may be supplemented from time to time.
(3)	Organization and offering expenses, excluding commissions, will not exceed 1.5% of the gross offering proceeds. These expenses include registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

(14)  Quarterly Supplemental Financial Information (unaudited)

The following represents the results of operations, for each quarterly period, during 2013 and 2012.

	2013
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$731,912	$692,681	$711,252	$689,147
Net loss	$(818,920)	$(395,666)	$(452,346)	$(859,869)
Net loss per common share, basic and diluted (1)	$(0.17)	$(0.18)	$(0.43)	$(1.71)
Weighted average number of common shares outstanding, basic and diluted (1)	4,766,862	2,221,493	1,051,400	504,243

	2012
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$101,986	$--	$--	$--
Net loss	$(1,054,670)	$(30,441)	$(45,769)	$(9,002)
Net loss per common share, basic and diluted (1)	$(5.50)	$(1.52)	$(2.29)	$(0.45)
Weighted average number of common shares outstanding, basic and diluted (1)	191,852	20,000	20,000	20,000

(1)	Quarterly net loss per common share amounts may not total the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2013

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encum- brance	Land	Buildings and Improve- ments	Cost Capita- lized Subse- quent to Acquisi- tions	Land(C)	Buildings and Improve- ments (C)	Total (C)	Accumu- lated Deprecia- tion (D)	Date Con- structed	Date Acquired	Depre- ciable Lives
Dollar General - Brooks, GA	$591,428	$159,000	$857,000	$--	$159,000	$857,000	$1,016,000	$(31,970)	2012	2012	15-30
Dollar General - Daleville, AL	481,429	69,000	761,000	--	69,000	761,000	830,000	(28,345)	2012	2012	15-30
Dollar General - East Brewton, AL	519,551	148,000	780,000	--	148,000	780,000	928,000	(33,799)	2012	2012	15-30
Dollar General - LaGrange, GA	621,428	100,000	986,000	--	100,000	986,000	1,086,000	(36,696)	2012	2012	15-30
Dollar General - LaGrange, GA	681,429	248,000	943,000	--	248,000	943,000	1,191,000	(35,167)	2012	2012	15-30
Dollar General - Madisonville, TN	695,095	273,000	939,000	--	273,000	939,000	1,212,000	(40,861)	2012	2012	15-30
Dollar General - Maryville, TN	631,428	249,000	841,000	--	249,000	841,000	1,090,000	(31,374)	2012	2012	15-30
Dollar General - Mobile, AL	601,429	208,000	836,000	--	208,000	836,000	1,044,000	(31,204)	2012	2012	15-30
Dollar General - Newport, TN	586,130	200,000	818,000	--	200,000	818,000	1,018,000	(33,702)	2012	2012	15-30
Dollar General - Robertsdale, AL	847,384	324,000	1,178,000	--	324,000	1,178,000	1,502,000	(51,142)	2012	2012	15-30
Dollar General - Valley, AL	531,429	119,000	805,000	--	119,000	805,000	924,000	(29,979)	2012	2012	15-30
Dollar General - Wetumpka, AL	692,290	272,000	939,000	--	272,000	939,000	1,211,000	(40,843)	2012	2012	15-30
Newington Fair - Newington, CT	9,790,000	7,833,471	8,328,528	316,002	7,833,471	8,644,530	16,478,001	(383,063)	1994/2009	2012	15-30
Wedgewood Commons, Olive Branch, MS	15,259,894	2,220,000	26,577,237	--	2,220,000	26,577,237	28,797,237	--	2009-2013	2013	15-30

Total Investment Properties	$32,530,344	$12,422,471	$45,588,765	$316,002	$12,422,471	$45,904,767	$58,327,238	$(808,145)

Notes:

(A)	The initial cost to the Company represents the original purchase price of the property.

(B)	The aggregate cost of real estate owned at December 31, 2013 for federal income tax purposes was approximately $63,842,000 (unaudited).

(C)	Reconciliation of real estate owned:
		2013

	Balance at January 1,	$29,213,999
	Acquisitions	28,797,237
	Improvements	316,002

	Balance at December 31,	$58,327,238

(D)	Reconciliation of accumulated depreciation:

	Balance at January 1,	$31,790
	Depreciation expense	776,355

	Balance at December 31,	$808,145

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework (1992) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2013 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2013, and is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website free of charge at http://www. inlandincometrust.com. We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11.  Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2014 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2014, and is incorporated by reference into this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2014 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2014 and is incorporated by reference into this Item 12.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2014 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2013 and is incorporated by reference into this Item 13.

Item 14.  Principal Accounting Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2014 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2014, and is incorporated by reference into this Item 14.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	List of documents filed:

	(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are set forth in the report in Item 8.

	(2)	Financial Statement Schedules

Financial statement schedule for the year ended December 31, 2013 is submitted herewith.

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

INLAND REAL ESTATE INCOME TRUST, INC.

By:	/s/ JoAnn M. McGuinness
Name:	JoAnn M. McGuinness
President and principal executive officer

Date:	March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Daniel L. Goodwin	Director and Chairman of the Board	March 17, 2014
Name:	Daniel L. Goodwin

By:	/s/ JoAnn M. McGuinness	Director, President and Chief Operating Officer (principal executive officer)	March 17, 2014
Name:	JoAnn M. McGuinness

By:	/s/ David Z. Lichterman	Treasurer and Chief Accounting Officer (principal financial officer and principal accounting officer)	March 17, 2014
Name:	David Z. Lichterman

By:	/s/ Lee A Daniels	Director	March 17, 2014
Name:	Lee A. Daniels

By:	/s/ Stephen Davis	Director	March 17, 2014
Name:	Stephen Davis

By:	/s/ Gwen Henry	Director	March 17, 2014
Name:	Gwen Henry

Exhibit No.	Description

3.1	Second Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

3.2	Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2012 (file number 333-176775))

4.1	Distribution Reinvestment Plan(incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

4.2	Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2012 (file number 333-176775))

10.1	Business Management Agreement, dated as of October 18 2012, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012) (file number 333-176775))

10.2	Master Real Estate Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and Inland National Real Estate Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012) (file number 333-176775))

10.3	Master Real Estate Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and Inland National Real Estate Services II, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012) (file number 333-176775))

10.4	Investment Advisory Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc., IREIT Business Manager & Advisor, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012) (file number 333-176775))
109

Exhibit No.	Description

10.5	Escrow Agreement, dated as of October 18, 2012, by and among Inland Real Estate Income Trust, Inc., Inland Securities Corporation and UMB Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012) (file number 333-176775))

10.6	License Agreement, by and between The Inland Real Estate Group, Inc. and Inland Real Estate Income Trust, Inc., effective as of August 24, 2011 (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 25, 2012 (file number 333-176775))

10.7	Purchase Agreement Letter, dated as of September 5, 2012, by and between Highwood Investments, LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.8	Purchase Agreement Letter, dated as of July 30, 2012, by and between Highwood Investments, LLC and The Broadway Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.9	Assignment and Assumption of Purchase Agreement Letter, dated as of November 6, 2012, by and between Inland Real Estate Acquisitions, Inc. and IREIT Robertsdale DG, L.L.C., IREIT Wetumpka DG, L.L.C., IREIT East Brewton DG, L.L.C., IREIT Newport DG, L.L.C. and IREIT Madisonville DG, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.10	Assignment and Assumption of Purchase Agreement Letter, dated as of November 6, 2012, by and between Highwood Investments, LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.11	Assignment and Assumption of Lease, dated as of November 6, 2012, by and between The Broadway Group, L.L.C. and IREIT East Brewton DG, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))
110

Exhibit No.	Description

10.12	Assignment and Assumption of Lease, dated as of November 6, 2012, by and between The Broadway Group, L.L.C. and IREIT Robertsdale DG, L.L.C. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.13	Assignment and Assumption of Lease, dated as of November 6, 2012, by and between The Broadway Group, L.L.C. and IREIT Madisonville DG, L.L.C. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.14	Assignment and Assumption of Lease, dated as of November 6, 2012, by and between The Broadway Group, L.L.C. and IREIT Newport DG, L.L.C. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.15	Assignment and Assumption of Lease, dated as of November 6, 2012, by and between The Broadway Group, L.L.C. and REIT Wetumpka DG, L.L.C. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.16	Environmental Indemnity Agreement, dated as of November 6, 2012, by IREIT East Brewton DG, L.L.C., IREIT Robertsdale DG, L.L.C., IREIT Madisonville DG, L.L.C., IREIT Newport DG, L.L.C. and IREIT Wetumpka DG, L.L.C. and Inland Real Estate Investment Corporation and Inland Real Estate Income Trust, Inc., in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.17	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 6, 2012, by IREIT East Brewton DG, L.L.C., as mortgager, to JPMorgan Chase Bank, National Association, as mortgagee (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.18	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 6, 2012, by IREIT Robertsdale DG, L.L.C., as mortgager, to JPMorgan Chase Bank, National Association, as mortgagee (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))
111

Exhibit No.	Description

10.19	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of November 6, 2012, by IREIT Wetumpka DG, L.L.C., as mortgager, to JPMorgan Chase Bank, National Association, as mortgagee (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.20	Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated as of November 6, 2012, by IREIT Madisonville DG, L.L.C., as mortgager, to JPMorgan Chase Bank, National Association, as mortgagee (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.21	Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated as of November 6, 2012, by IREIT Newport DG, L.L.C., as mortgager, to JPMorgan Chase Bank, National Association, as mortgagee (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.22	Promissory Note, made as of November 6, 2012 by IREIT East Brewton DG, L.L.C., IREIT Robertsdale DG, L.L.C., IREIT Madisonville DG, L.L.C., IREIT Newport DG, L.L.C. and IREIT Wetumpka DG, L.L.C. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.23	Loan Agreement, dated as of November 6, 2012, by and among IREIT East Brewton DG, L.L.C., IREIT Robertsdale DG, L.L.C., IREIT Madisonville DG, L.L.C., IREIT Newport DG, L.L.C. and IREIT Wetumpka DG, L.L.C. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.24	Term Note, made as of November 6, 2012 by IREIT DG SPE Member, L.L.C. for the benefit of V-IN DOLLAR, LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.25	Guaranty Agreement, dated as of November 6, 2012, by Inland Real Estate Investment Corporation and Inland Real Estate Investment Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))
112

Exhibit No.	Description

10.26	Guaranty of IREIT DG SPE Member, L.L.C. Liabilities by Inland Real Estate Investment Corporation, dated as of November 6, 2012, by IREIT DG SPE Member, L.L.C. for the benefit of V-IN DOLLAR, LLC (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2012) (file number 333-176775))

10.27	Purchase Agreement Letter, dated as of September 5, 2012, by and between Highwood Investments, LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.28	Purchase Agreement Letter, dated as of July 30, 2012, by and between Highwood Investments, LLC and The Broadway Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.29	Assignment and Assumption of Purchase Agreement Letter, dated as of December 28, 2012, by and between Inland Real Estate Acquisitions, Inc. and IREIT LaGrange Hamilton DG, L.L.C., IREIT LaGrange Wares Cross DG, L.L.C., IREIT Brooks DG, L.L.C., IREIT Maryville DG, L.L.C., IREIT Valley DG, L.L.C., IREIT Daleville DG, L.L.C. and IREIT Mobile Moffett DG, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.30	Assignment and Assumption of Purchase Agreement Letter, dated as of December 28, 2012, by and between Highwood Investments, LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.31	Assignment and Assumption of Lease, dated as of December 28, 2012, by and between The Broadway Group, L.L.C. and IREIT DALEVILLE DG, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.32	Assignment and Assumption of Lease, dated as of December 28, 2012, by and between The Broadway Group, L.L.C. and IREIT MOBILE MOFFETT DG, L.L.C. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))
113

Exhibit No.	Description

10.33	Assignment and Assumption of Lease, dated as of December 28, 2012, by and between The Broadway Group, L.L.C. and IREIT VALLEY DG, L.L.C. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.34	Assignment and Assumption of Lease, dated as of December 28, 2012, by and between The Broadway Group, L.L.C. and IREIT BROOKS DG, L.L.C. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.35	Assignment and Assumption of Lease, dated as of December 28, 2012, by and between The Broadway Group, L.L.C. and IREIT LAGRANGE HAMILTON DG, L.L.C. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.36	Assignment and Assumption of Lease, dated as of December 28, 2012, by and between The Broadway Group, L.L.C. and IREIT LAGRANE WARES CROSS DG, L.L.C. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.37	Assignment and Assumption of Lease, dated as of December 28, 2012, by and between The Broadway Group, L.L.C. and IREIT MARYVILLE DG, L.L.C. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.38	Purchase and Sale Agreement, made as of May 9, 2012, between Newington-Berlin Retail, LLC and Inland Real Estate Acquisitions, Inc., as reinstated by the Reinstatement of Purchase and Sale Agreement, entered into as of October 23, 2012, by and between Newington-Berlin Retail, LLC and Inland Real Estate Acquisitions, Inc., as extended by the Extension Letter to Purchase and Sale Agreement, dated as of November 13, 2012, by and between Newington-Berlin Retail, LLC and Inland Real Estate Acquisitions, Inc., and as amended by the Amendment to Purchase and Sale Agreement, entered into as of December 27, 2012, by and between Newington-Berlin Retail, LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.39	Assignment of Purchase and Sale Agreement, dated as of December 17, 2012, by and between Inland Diversified Newington Fair, L.L.C., Inland Real Estate Acquisitions, Inc. and IREIT Newington Fair, L.L.C. (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))
114

Exhibit No.	Description

10.40	Promissory Note, made as of December 28, 2012 by IREIT LaGrange Hamilton DG, L.L.C., IREIT LaGrange Wares Cross DG, L.L.C., IREIT Brooks DG, L.L.C., IREIT Maryville DG, L.L.C., IREIT Valley DG, L.L.C., IREIT Daleville DG, L.L.C. and IREIT Mobile Moffett DG, L.L.C. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.41	Loan Agreement, dated as of December 28, 2012, by and among IREIT LaGrange Hamilton DG, L.L.C., IREIT LaGrange Wares Cross DG, L.L.C., IREIT Brooks DG, L.L.C., IREIT Maryville DG, L.L.C., IREIT Valley DG, L.L.C., IREIT Daleville DG, L.L.C. and IREIT Mobile Moffett DG, L.L.C. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.42	Environmental Indemnity Agreement, dated as of December 28, 2012, by IREIT LaGrange Hamilton DG, L.L.C., IREIT LaGrange Wares Cross DG, L.L.C., IREIT Brooks DG, L.L.C., IREIT Maryville DG, L.L.C., IREIT Valley DG, L.L.C., IREIT Daleville DG, L.L.C. and IREIT Mobile Moffett DG, L.L.C. and Inland Real Estate Investment Corporation and Inland Real Estate Income Trust, Inc., in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.43	Mezzanine Promissory Note, made as of December 28, 2012 by IREIT DG SPE II Member, L.L.C. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.44	Mezzanine Pledge and Security Agreement, made as of December 28, 2012 by IREIT DG SPE II Member, L.L.C. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.45	Guaranty Agreement, dated as of December 28, 2012, by Inland Real Estate Investment Corporation and Inland Real Estate Investment Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))
115

Exhibit No.	Description

10.46	Mezzanine Guaranty Agreement, executed as of December 28, 2012, by Inland Real Estate Investment Corporation for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.47	Mezzanine Control Agreement, made and entered into as of December 28, 2012, by and among IREIT DG SPE II Member, L.L.C., IREIT LaGrange Hamilton DG, L.L.C., IREIT LaGrange Wares Cross DG, L.L.C., IREIT Brooks DG, L.L.C., IREIT Maryville DG, L.L.C., IREIT Valley DG, L.L.C., IREIT Daleville DG, L.L.C. and IREIT Mobile Moffett DG, L.L.C. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.48	Promissory Note, made as of December 27, 2012, by Inland Real Estate Income Trust, Inc. for the benefit of Bank of the Ozarks (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.49	Security Agreement, made as of December 27, 2012, by Inland Real Estate Investment Corporation and Bank of the Ozarks (incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.50	Blocked Account Control Agreement, entered into as of December 27, 2012, among Inland Real Estate Investment Corporation as depositor, Bank of the Ozarks as lender and Bank of the Ozarks as depository bank (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.51	Repayment Guaranty, executed effective as of December 27, 2012, by Inland Real Estate Investment Corporation for the benefit of Bank of the Ozarks (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.52	Loan Agreement, made as of December 27, 2012, by and between IREIT Newington Fair, L.L.C. and Bank of the Ozarks (incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))
116

Exhibit No.	Description

10.53	Assignment of Rents, executed as of December 27, 2012, by IREIT Newington Fair, L.L.C. to Bank of the Ozarks (incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.54	Notice of Final Agreement, effective as of December 27, 2012, by IREIT Newington Fair, L.L.C., Inland Real Estate Investment Corporation and Bank of the Ozarks (incorporated by reference to Exhibit 10.28 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.55	Open-Ended Mortgage Deed, Assignment of Rents, Security Agreement and Financing Statement, entered into as of December 27, 2012, by IREIT Newington Fair, L.L.C. for the benefit of Bank of the Ozarks (incorporated by reference to Exhibit 10.29 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.56	Environmental Indemnity Agreement, executed effective as of December 27, 2012, by IREIT Newington Fair, L.L.C. for the benefit of Bank of the Ozarks (incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.57	Promissory Note, effective as of December 27, 2012, for the benefit of Bank of the Ozarks (incorporated by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.58	Repayment Guaranty, executed effective as of December 27, 2012, by Inland Real Estate Investment Corporation for the benefit of Bank of the Ozarks (incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))

10.59	Guaranty (Carveout), executed effective as of December 27, 2012, by Inland Real Estate Investment Corporation for the benefit of Bank of the Ozarks (incorporated by reference to Exhibit 10.33 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 3, 2013) (file number 333-176775))
117

Exhibit No.	Description

10.60	First Amendment to Dealer Manager Agreement, effective as of July 19, 2013, by and between Inland Real Estate Income Trust, Inc. and Inland Securities Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 25, 2013) (file number 333-176775))

10.61

Letter Agreement, dated as of May 17, 2013, by and between SCD#1, LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2013) (file number 333-176775))

10.62	Assignment and Assumption of Letter Agreement, effective as of December 23, 2013, by and between IRETI Olive Branch Wedgewood, L.L.C. and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2013) (file number 333-176775))

10.63	Assignment and Assumption of Leases, made this December 23, 2013, by and between SCD#1, LLC and IREIT Olive Branch Wedgewood, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2013) (file number 333-176775))

10.64	Assignment and Subordination of Management Agreement, made this December 23, 2013, by and among IREIT Olive Branch Wedgewood, L.L.C., Bank of America, N.A., and Inland National Real Estate Services, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2013) (file number 333-176775))

118

Exhibit No.	Description

10.66

Deed of Trust, Assignment, Security Agreement and Fixture Filing, made as of December 23, 2013, by IRETI Olive Branch Wedgewood, L.L.C., Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2013) (file number 333-176775))

10.67	Promissory Note, made as of December 23, 2013, by IREIT Olive Branch Wedgewood, L.L.C., for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2013) (file number 333-176775))

10.68	Term Loan Agreement, made as of December 23, 2013, by and between IREIT Olive Branch Wedgewood, L.L.C. and Bank of America, N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2013) (file number 333-176775))

10.69	Guaranty Agreement, made as of December 23, 2013, by Inland Real Estate Income Trust, Inc. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2013) (file number 333-176775))

14.1	Code of Ethics*

21.1	Subsidiaries of the Registrant*

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002* (1)

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* (1)

119

Exhibit No.	Description

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 17, 2014, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).
___________________________ * Filed as part of this Annual Report on Form 10-K.

(1)	Promissory Note, made as of December 23, 2013, by IREIT Olive Branch Wedgewood, L.L.C., for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 30, 2013) (file number 333-176775))
120