Form 10-Q
period 2014-03-31
Inland Real Estate Income Trust, Inc.
filed 2014-05-14
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 333-176775

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer: ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 12, 2014, there were 13,110,852 shares of the registrant’s common stock, $.001 par value, outstanding.

1

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Assets:
Investment properties:
Land	$22,722,471	$12,422,471
Building and other improvements	67,763,030	45,904,767
Total	90,485,501	58,327,238
Less accumulated depreciation	(1,307,258)	(808,145)
Net investment properties	89,178,243	57,519,093
Cash and cash equivalents	33,528,821	26,634,384
Investment in unconsolidated entity	107,457	107,126
Accounts and rents receivable	317,689	141,705
Acquired lease intangibles, net	9,458,357	5,854,829
Deferred loan fees, net	434,714	351,095
Other assets	1,049,171	630,291
Total assets	$134,074,452	$91,238,523

LIABILITIES AND EQUITY
Liabilities:
Mortgages and notes payable	$38,055,344	$32,530,344
Accounts payable and accrued expenses	802,638	811,431
Distributions payable	515,205	304,863
Acquired below market lease intangibles, net	915,976	759,964
Deferred investment property acquisition obligations	2,097,214	723,237
Due to related parties	3,494,980	3,155,648
Other liabilities	848,669	200,098
Total liabilities	46,730,026	38,485,585

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	--	--
Common stock, $.001 par value, 1,460,000,000 shares authorized, 10,818,690 and 6,745,615 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	10,819	6,746
Additional paid in capital (net of offering costs of $13,108,156 and $8,994,299 as of March 31, 2014 and December 31, 2012, respectively)	94,174,572	57,735,337
Accumulated distributions and net loss	(6,840,965)	(4,989,145)
Total stockholders’ equity	87,344,426	52,752,938
Total liabilities and stockholders’ equity	$134,074,452	$91,238,523

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2014	2013
Income:
Rental income	$1,409,700	$606,217
Tenant recovery income	324,408	82,930
Total income	1,734,108	689,147

Expenses:
Property operating expenses	223,925	39,642
Real estate tax expense	175,209	75,159
General and administrative expenses	458,608	572,246
Acquisition related costs	678,204	55,970
(Recovery of) business management fee	(226,280)	52,266
Depreciation and amortization	687,163	249,813
Total expenses	1,996,829	1,045,096

Operating loss	(262,721)	(355,949)

Interest expense	(315,405)	(503,920)
Interest income	13,636	--
Equity in earnings of unconsolidated entity	331	--
Net loss	$(564,159)	$(859,869)

Net loss per common share, basic and diluted	$(0.06)	$(1.71)

Weighted average number of common shares outstanding, basic and diluted	8,703,608	504,243

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2014

(unaudited)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Total

Balance at December 31, 2013	6,745,615	$6,746	$57,735,337	$(4,989,145)	$52,752,938

Distributions declared	--	--	--	(1,287,661)	(1,287,661)
Proceeds from offering	4,016,842	4,017	40,000,386	--	40,004,403
Offering costs	--	--	(4,113,857)	--	(4,113,857)
Proceeds from distribution reinvestment plan	56,233	56	534,162	--	534,218
Discount on shares to related parties	--	--	18,544	--	18,544
Net loss	--	--	--	(564,159)	(564,159)

Balance at March 31, 2014	10,818,690	$10,819	$94,174,572	$(6,840,965)	$87,344,426

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(564,159)	$(859,869)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	687,163	249,813
Amortization of loan fees	21,902	53,164
Amortization of acquired above and below market leases, net	(2,265)	(6,180)
Straight-line rental income	(45,526)	(2,868)
Discount on shares issued to related parties	18,544	254,281
Equity in earnings of unconsolidated entity	(331)	--
Changes in assets and liabilities:
Accounts payable and accrued expenses	(74,971)	(4,892)
Accounts and rents receivable	(130,458)	(24,135)
Due to related parties	356,828	248,802
Prepaid rent and other liabilities	164,867	(144,976)
Other assets	(10,492)	(551,943)
Net cash flows provided by (used in) operating activities	421,102	(788,803)

Cash flows from investing activities:
Purchase of investment properties	(34,278,132)	--
Capital expenditures	--	(6,500)
Investment in unconsolidated entity	--	(50,000)
Restricted escrows	(3,229)	(3,215)
Net cash flows used in investing activities	(34,281,361)	(59,715)

Cash flows from financing activities:
Proceeds from offering	40,004,403	4,834,593
Proceeds from the distribution reinvestment plan	534,218	11,922
Payment of offering costs	(4,124,116)	(598,114)
Distributions paid	(1,077,319)	(54,140)
Due to related parties, net	(1,969)	--
Proceeds from mortgages and notes payable	5,525,000	--
Payment of mortgages and notes payable	--	(2,750,000)
Payment of loan costs	(105,521)	--
Net cash flows provided by financing activities	40,754,696	1,444,261

Net increase in cash and cash equivalents	6,894,437	595,743
Cash and cash equivalents at beginning of the period	26,634,384	2,237,050
Cash and cash equivalents, at end of period	$33,528,821	$2,832,793

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Three months ended March 31,
	2014	2013

Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property,
the Company acquired assets and assumed liabilities as follows:
Land	10,300,000	--
Building and improvements	21,858,263	--
Acquired in place lease intangibles	2,811,762	--
Acquired above market lease intangibles	976,608	--
Acquired below market lease intangibles	(179,312)	--
Deferred investment property acquisition obligations	(1,349,734)	--
Assumed liabilities, net	(139,455)
Purchase of investment properties	$34,278,132	$--

Cash paid for interest	$253,134	$493,341

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$515,205	$34,253

Accrued offering costs payable	$290,547	$235,261

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2013, which are included in the Company’s 2013 Annual Report as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

(1)  Organization

Inland Real Estate Income Trust, Inc. (the “Company”) was formed on August 24, 2011 to acquire and manage a diversified portfolio of commercial real estate investments located in the United States. To date, the Company had focused on acquiring retail properties. The Company entered into a Business Management Agreement (the “Agreement”) with IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an Affiliate of the Inland Real Estate Investment Corporation, to be the Business Manager to the Company. The Company is authorized to sell up to 150,000,000 shares of common stock at $10 each in an initial public “best efforts” offering (the “Offering”) which commenced on October 18, 2012 and to issue 30,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”).

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The Company is authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year under the share repurchase program (“SRP”), if requested, if the Company chooses to repurchase them. Subject to funds being available, the Company will limit the number of shares repurchased during any consecutive twelve-month period to 5% of the number of shares outstanding at the beginning of that twelve-month period. Funding for the SRP will come from proceeds the Company receives from the DRP. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, the Company is authorized to use any funds to complete the repurchase, and neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit will apply. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s boards of directors, in its sole direction, may at any time amend, suspend or terminate the SRP. As of March 31, 2014, no shares have been repurchased under the SRP.

At March 31, 2014, the Company owned 16 retail properties totaling 590,563 square feet. As of March 31, 2014, the portfolio had physical occupancy of 98.2% and economic occupancy of 99.3%. Economic occupancy excludes square footage associated an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing related to certain vacant spaces, although we own the entire property. We are not obligated to settle this contingent purchase price obligation unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement.

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

Certain reclassifications were made to the 2013 financial statements to conform to the 2014 consolidated financial statement presentation.

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

Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase price unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period of two years from the date of acquisition, as defined. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has recorded a liability for the potential future earnout payment using estimated fair value at the date of acquisition using Level 3 inputs including market rents ranging from $18.00 to $28.00, probability of occupancy ranging from 95% to 100% based on leasing activity and utilizing a discount rate of 8%. The Company has recorded this earnout amount as additional purchase price of the related property and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations. The Company records changes in the underlying liability assumptions to acquisition related costs on the accompanying consolidated statements of operations.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the above market lease value of $21,035 and $0 was recorded as a reduction to rental income for the three months ended March 31, 2014 and 2013, respectively. Amortization pertaining to the below market lease value of $23,300 and $6,180 was recorded as an increase to rental income for the three months ended March 31, 2014 and 2013, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $163,807 and $57,127 for the three months ended March 31, 2014 and 2013, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted average remaining lease term. As of March 31, 2014, no amount has been allocated to customer relationship value.

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Intangible assets:
Acquired in-place lease value	$8,593,106	$5,781,344
Acquired above market lease value	1,287,747	311,139
Accumulated amortization	(422,496)	(237,654)
Acquired lease intangibles, net	$9,458,357	$5,854,829

Intangible liabilities:
Acquired below market lease value	$963,997	$784,685
Accumulated amortization	(48,021)	(24,721)
Acquired below market lease intangibles, net	$915,976	$759,964

As of March 31, 2014, the weighted average amortization periods for acquired in-place lease, above market lease intangibles and below market lease intangibles are 10, 8 and 12 years, respectively.

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2014 for each of the five succeeding years is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases

2014 (remainder of year)	$674,324	$128,640	$(79,233)
2015	899,098	168,373	(99,292)
2016	899,098	168,373	(81,468)
2017	899,098	145,238	(81,468)
2018	899,098	140,725	(77,303)
Thereafter	3,920,929	515,363	(497,212)
Total	$8,191,645	$1,266,712	$(915,976)

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

During the three months ended March 31, 2014 and 2013, the Company incurred no impairment charges.

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

Depreciation expense was $499,113 and $192,686 for the three months ended March 31, 2014 and 2013, respectively.

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

REIT Status

The Company has qualified and elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ended December 31, 2013. As a result, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income (subject to certain adjustments) to its stockholders. The Company will monitor the business and transactions that may potentially impact our REIT status. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal (including any applicable alternative minimum tax) and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Derivatives

The Company uses derivative instruments, such as interest rate swaps, primarily to manage exposure to interest rate risks inherent in variable rate debt. The Company may also enter into forward starting swaps or treasury lock agreements to set the effective interest rate on a planned fixed-rate financing. The Company’s interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. In a forward starting swap or treasury lock agreement that the Company cash settles in anticipation of a fixed rate financing or refinancing, the Company will receive or pay an amount equal to the present value of future cash flow payments based on the difference between the contract rate and market rate on the settlement date. The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedging instruments under the accounting requirements for derivatives and hedging.

(3)  Acquisitions

2014 Acquisitions

Date Acquired	Property Name	Location	Property Type	Square Footage	Purchase Price

2/21/14	Park Avenue Shopping Center (1)	Little Rock, AR	Multi-tenant Retail	69,381	$23,367,587
2/27/14	North Hills Square	Coral Springs, FL	Multi-tenant Retail	63,829	11,050,000
				133,210	$34,417,587

(1)	There is an earnout component associated with the acquisition which is not included in the purchase price (note 11).

During the three months ended March 31, 2014, the Company acquired through its wholly owned subsidiaries, the properties listed above for an aggregate purchase price of $34,417,587. The Company financed a portion of these acquisitions by borrowing $5,525,000.

The Company incurred $678,204 and $55,970 during the three months ended March 31, 2014 and 2013, respectively, of acquisition, dead deal and transaction related costs that were recorded in acquisition related costs in the consolidated statements of operations and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

For properties acquired during the three months ended March 31, 2014, the Company recorded revenue of $298,616 and property net income of $62,208, which excludes expensed acquisition related costs.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table presents certain additional information regarding the Company’s acquisitions during the three months ended March 31, 2014. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date:

Property Name	Land	Buildings and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 11)

Park Avenue Shopping Center	$5,500,000	$16,365,112	$2,972,500	$(120,291)	$(1,349,734)
North Hills Square	4,800,000	5,493,151	815,870	(59,021)	--

Total	$10,300,000	$21,858,263	$3,788,370	$(179,312)	$(1,349,734)

The following condensed pro forma consolidated financial statements for the three months ended March 31, 2014 and 2013 include pro forma adjustments related to the acquisitions and financing during the first quarter of 2014 considered material to the consolidated financial statements which were made for the acquisition of Park Avenue Shopping Center and North Hills Square which are presented assuming the acquisition occurred on January 1, 2013.

The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the first quarter 2014 acquisitions had been consummated as of January 1, 2013, nor does it purport to represent the results of operations for future periods.

	For the three months ended March 31, 2014
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total income	$1,734,108	$433,586	$2,167,694
Net income (loss)	$(564,159)	$75,770	$(488,389)

Net loss per common share, basic and diluted	$(0.06)		$(0.05)

Weighted average number of common shares outstanding, basic and diluted	8,703,608		10,818,690

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	For the three months ended March 31, 2013
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total income	$689,147	$242,486	$931,633
Net income (loss)	$(859,869)	$54,741	$(805,128)

Net loss per common share, basic and diluted	$(1.71)		$(0.07)

Weighted average number of common shares outstanding, basic and diluted	504,243		10,818,690

(4)  Investment in Unconsolidated Entity

The Company is a member of a limited liability company formed as an insurance association captive (the “Insurance Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., and Inland Diversified Real Estate Trust, Inc., and a third party, Retail Properties of America, Inc., and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services, Inc. Therefore, this investment is accounted for utilizing the equity method of accounting. The Company’s risk of loss is limited to its investment and the Company is not required to fund additional capital to the entity.

The Company entered into an agreement and paid $100,000 in exchange for a twenty percent membership interest in the Insurance Captive. The Company’s share of net income from its investment is based on the ratio of each member’s premium contribution to the venture. The Company was allocated income of $331 for the three months ended March 31, 2014 and $0 for the three months ended March 31, 2013.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(5)  Operating Leases

Minimum lease payments to be received under operating leases, including ground leases, as of March 31, 2014 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments

2014 (remainder of year)	$5,150,350
2015	6,832,408
2016	6,726,546
2017	6,339,472
2018	5,956,437
Thereafter	31,386,469
Total	$62,391,682

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(6)  Mortgages and Notes Payable

As of March 31, 2014 and December 31, 2013, the Company had the following mortgages and notes payable outstanding:

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at March 31, 2014	Principal Balance at December 31, 2013	Notes

May 1, 2027	Dollar General Portfolio Phase I - five properties	4.313%	$3,340,450	$ 3,340,450

December 27, 2015	Newington Fair Shopping Center - Senior Tranche	3 month LIBOR + 3.25% subject to a minimum rate of 3.50%	9,790,000	9,790,000	(a)

October 1, 2027	Dollar General Portfolio Phase II - seven properties	4.347%	4,140,000	4,140,000

December 23, 2018	Wedgewood Commons Shopping Center	Daily LIBOR + 1.90%	15,259,894	15,259,894	(b)

March 28, 2019	North Hills Square	Daily LIBOR + 1.80%	5,525,000	--	(b),(c)

		Total	$38,055,344	$ 32,530,344

(a)	The three month LIBOR rate at March 31, 2014 was 0.23%.
(b)	The daily LIBOR rate at March 31, 2014 was 0.15%
(c)	The loan requires monthly payments of interest only until March 28, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a one year forward swap which fixed the interest rate at 4.02% beginning in year two through maturity.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The principal amount of mortgage loans outstanding as of March 31, 2014 was $38,055,344 and had a weighted average interest rate of 2.86% per annum. All of the Company’s mortgage loans are secured by first mortgages on real estate assets.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2014, all of the mortgages were current in payments and the Company was in compliance with such covenants.

The following table shows the scheduled maturities of mortgages and notes payable as of March 31, 2014 and for the next five years and thereafter:

Mortgages and Notes Payable

2014 (remainder of year)	$--
2015	9,790,000
2016	--
2017	--
2018	15,259,894
Thereafter	13,005,450
Total	$38,055,344

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $38,055,344 and $32,530,344 as of March 31, 2014 and December 31, 2013, respectively, and its estimated fair value was $38,275,000 and $32,555,000 as of March 31, 2014 and December 31, 2013, respectively.

Interest Rate Swap Agreements

The Company entered into a one year forward starting interest rate swap to fix the floating LIBOR based debt under a variable rate loan to a fixed rate to manage the risk exposed to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap. For the three months ended March 31, 2014 and 2013, the Company recorded interest expense of $39,213 and $0, respectively, related to the interest rate swap.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the Company’s interest rate swap contracts outstanding as of March 31, 2014.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value at March 31, 2014
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	1 month LIBOR	$5,525,000	$(39,213)
				Total	$5,525,000	$(39,213)

(7)  Fair Value Financial Instruments

In some instances, certain of the Company’s assets and liabilities are required to be measured or disclosed at fair value according to a fair value hierarchy pursuant to relevant accounting literature. This hierarchy ranks the quality and reliability of the inputs used to determine fair values, which are then classified and disclosed in one of three categories. The fair value hierarchy consists of three broad levels, which are described below:

∙	Level 1 −	quoted prices in active markets for identical assets or liabilities.

∙	Level 2 −	quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable.

∙	Level 3 −	model-derived valuations with unobservable inputs that are supported by little or no market activity.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their classifications within the fair value hierarchy levels.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at March 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Derivative interest rate instruments	$--	$(39,213)	$--
Total liabilities	$--	$(39,213)	$--

The fair value of derivative instruments was estimated based on data observed in the forward yield curve which is widely observed in the marketplace. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty's nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. The Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative and therefore has classified this in Level 2 of the hierarchy.

(8)  Income Tax

The Company had no uncertain tax positions as of March 31, 2014 and December 31, 2013. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of March 31, 2014. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations for the three months ended March 31, 2014 and 2013. As of March 31, 2014, returns for the calendar years 2013, 2012 and 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.

(9)  Distributions

The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount of $0.001643836, per share based upon a 365-day period. During the three months ended March 31, 2014 and 2013, the Company declared cash distributions totaling $1,287,661 and $74,600, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(10)  Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of March 31, 2014 and 2013, the Company did not have any dilutive common share equivalents outstanding.

(11)  Commitments and Contingencies

Two of the Company’s properties have earnout components related to property acquisitions. The maximum potential earnout payment was $2,178,288 at March 31, 2014.

The table below presents the change in the Company’s earnout liability for the three months ended March 31, 2014 and 2013.

	For the three months ended
	2014	2013
Earnout liability-beginning of period	$723,237	$--
Increases:
Acquisitions	1,349,734	--
Amortization expense	24,243	--
Decreases:
Earnout payments	--	--
Other:
Adjustments to acquisition related costs	--	--
Earnout liability – end of period	$2,097,214	$--

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(12)  Segment Reporting

The Company has one reportable segment as defined by U.S. GAAP for the three months ended March 31, 2014 and 2013.

Concentration of credit risk with respect to accounts receivable currently exists due to the small number of tenants currently comprising the Company's rental revenue. The concentration of revenues for these tenants increases the Company's risk associated with nonpayment by these tenants. In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

For the period ended March 31, 2014, approximately 20% of the Company’s rental revenue was generated by twelve properties leased to Dolgencorp, LLC, a subsidiary of Dollar General Corporation, and approximately 17% of the Company’s rental revenue was derived from L.A. Fitness.

(13)  Transactions with Related Parties

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Insurance Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., and Inland Diversified Real Estate Trust, Inc., and a third party, Retail Properties of America, Inc. The entity is included in the Company’s disclosure of Investment in Unconsolidated Entity (note 4) and is included in investment in unconsolidated entity in the accompanying consolidated balance sheets.

The Company owns 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1,000 at March 31, 2014 and December 31, 2013. This amount is included in other assets in the accompanying consolidated balance sheets.

As of March 31, 2014, the Company was owed funds from related parties in the amount of $2,346 which was due from related parties for reimbursement of costs paid by the Company in connection with certain properties that the Company considered acquiring, but ultimately decided not to acquire, which were subsequently acquired by a related party. This amount is included in other assets in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the Company’s related party transactions for three months ended March 31, 2014 and 2013. Certain compensation and fees payable to the Business Manager for services to be provided to the Company are limited to maximum amounts.

		Three months ended		Amount Unpaid as of
		3/31/14	3/31/13	3/31/14	12/31/13
General and administrative reimbursements	(a)	$91,887	$57,690	$149,725	$76,158
Affiliate share purchase discounts	(b)	18,544	254,281	--	--
Total general and administrative expenses		$110,431	$311,971	$149,725	$76,158

Acquisition related costs	(c)	$591,549	$30,235	$1,541,711	$1,044,214
Offering costs	(d)	3,881,486	260,509	173,544	178,996
Sponsor non-interest bearing advances	(e)	--	--	1,630,000	1,630,000
Real estate management fees	(f)	58,212	20,154	--	--
(Recovery of) business management fee	(g)	(226,280)	52,266	--	226,280

(a)	The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(b)	The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 18,544 shares to related parties during the three months ended March 31, 2014.

(c)	The Company will pay the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired. The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition of real estate assets, regardless of whether the Company acquires the real estate assets, subject to limits, as defined. Such costs are included in acquisition related costs in the accompanying consolidated statements of operations. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.
27

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(d)	A related party of the Business Manager receives selling commissions equal to 7.0% of the sale price for each share sold and a marketing contribution equal to 3.0% of the gross offering proceeds from shares sold, the majority of which is re-allowed (paid) to third party soliciting dealers. The Company also reimburses a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds. The expenses will be reimbursed from amounts paid or re-allowed to these entities as a marketing contribution. The Company will reimburse the Sponsor, its affiliates and third parties for costs and other expenses of the Offering that they pay on the Company’s behalf, in an amount not to exceed 1.5% of the gross offering proceeds from shares sold in the “best efforts” offering. The Company does not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the distribution reinvestment plan. Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(e)	As of March 31, 2014 and December 31, 2013, the Company incurred $13,137,006 and $9,023,148 of offering and organization costs, respectively, of which $1,630,000 was advanced by the Sponsor. Our Business Manager or its affiliates will pay or reimburse any organization or offering costs, including any issuer costs that exceed 11.5% of the gross offering proceeds from shares sold in the “best efforts” offering over the life of the Offering.

(f)	For each property that is managed by Inland National Real Estate Services, LLC, or its affiliates, collectively the Real Estate Managers, the Company will pay a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. Each Real Estate Manager will determine, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by one of the Real Estate Managers or its affiliates, the Company will pay the Real Estate Manager a separate leasing fee based upon prevailing market rates applicable to the geographic market of that property. Further, in the event that the Company engages its Real Estate Managers to provide construction management services for a property, the Company will pay a separate construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project. The Company also will reimburse each Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries and benefits of persons performing services for the Real Estate Managers and their affiliates except for the salaries and benefits of persons who also serve as an executive officer of any of the Real Estate Managers.

(g)	The Company will pay the Business Manager an annual business management fee equal to 0.65% of its “average invested assets,” as defined in the business management agreement, payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. For the three months ended March 31, 2014, the Business Manager was entitled to a business management fee in the amount equal to $139,517, which was permanently waived. The Business Manager also permanently waived business management fees of $226,280 incurred for the year ended December 31, 2013, which was included in due to related parties in the accompanying consolidated balance sheets as of December 31, 2013.
28

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(14)  Subsequent Events

The board of directors of the Company declared distributions payable to stockholders of record each day beginning on the close of business on April 1, 2014 through the close of business on June 30, 2014. Distributions were declared in a daily amount equal to $0.001643836 per share, based upon a 365-day period, which equates to $0.60 or a 6% annualized rate based on a purchase price of $10.00 per share. Distributions were paid monthly in arrears, as follows:

•	In April 2014, total distributions declared for the month of March 2014 were paid in the amount equal to $515,205, of which $253,748 was paid in cash and $261,457 was reinvested through the Company’s DRP, resulting in the issuance of an additional 27,522 shares of common stock.

•	In May 2014, total distributions declared for the month of April 2014 were paid in the amount equal to $575,126, of which $287,934 was paid in cash and $287,192 was reinvested through the Company’s DRP, resulting in the issuance of an additional 30,231 shares of common stock.

On April 8, 2014, the Company acquired a fee simple interest in a 148,529 square foot retail property known as Mansfield Pointe Shopping Center located in Mansfield, TX. The Company purchased this property from an unaffiliated third party for approximately $28,400,000, plus closing costs.

On May 7, 2014, the Company entered into a $14,200,000 loan secured by a first mortgage on the Mansfield Pointe Shopping Center. This loan bears interest at a variable rate equal to LIBOR plus 1.80% per annum, and matures on May 7, 2019. In connection with the loan, the Company entered into a one year forward starting interest rate swap to fix the floating LIBOR interest rate. As a result, the effective annual interest rate in years two through five of the loan is 3.98% per annum.

On May 8, 2014, the Company entered into a $14,061,658 loan, of which $11,683,793 was funded at close, secured by a first mortgage on the Park Avenue Shopping Center. This loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum, and matures on May 8, 2019.

On May 12, 2014, the Company’s sponsor contributed $500,000 to the Company. The Company’s sponsor has not received, and will not receive, any additional shares of the Company’s common stock for making this contribution.

On May 13, 2014, the Company acquired a fee simple interest in a 126,288 square foot retail property known as MidTowne Shopping Center located in Little Rock, AR. The Company purchased this property from two unaffiliated third parties for approximately $41,450,000, plus closing costs.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table provides information regarding the total shares sold in our offering as of May 12, 2014:

	Shares	Gross Offering Proceeds ($) (1)	Commissions and Fees ($) (2)	Proceeds to Us, Before Expenses ($) (3)
From our Sponsor in connection with our formation:	20,000.000	200,000	--	200,000
Shares sold in the offering:	12,926,230.037	127,909,114	11,476,459	116,432,655
Shares sold pursuant to our distribution reinvestment plan:	164,622.823	1,563,916	--	1,563,916
Shares purchased pursuant to our share repurchase program:	--	--	--	--
Total:	13,110,852.860	129,673,030	11,476,459	118,196,571

(1)	Gross proceeds received by us as of the date of this table for shares sold to investors pursuant to accepted subscription agreements.
(2)	Inland Securities Corporation serves as dealer manager of the Offering and is entitled to receive selling commissions and certain other fees, as discussed further in the prospectus for the “best efforts” offering dated October 18, 2012 as the same may be supplemented from time to time.
(3)	Organization and offering expenses, excluding commissions, will not exceed 1.5% of the gross offering proceeds. These expenses include registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014 and factors described below:

•	We may not be able to raise capital sufficient to achieve our investment objectives;
•	We have a limited operating history and the prior performance of programs sponsored by IREIC should not be used to predict our future results;
•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	We may suffer from delays in selecting, acquiring and developing suitable assets;
•	To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our “best efforts” offering, which will reduce the amount of cash available to be invested in assets, negatively impact the value of our stockholders’ investment and be dilutive to our stockholders;
•	We have incurred net losses on a U.S. GAAP basis for the three months ended March 31, 2014 and 2013, and there is no assurance that we will become profitable or generate positive cash flow from operations;
•	There is no established public trading market for our shares, our stockholders may not be able to sell their shares under our share repurchase program and, if our stockholders are able to sell their shares under the program, or otherwise, they may not be able to recover the amount of their investment in our shares;
•	Our charter generally allows us to borrow up to 300% of our net assets, equivalent to 75% of the costs of our assets;
•	IREIC may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Managers;
•	We do not have arm’s-length agreements with our Business Manager, our Real Estate Managers or any other affiliates of IREIC;
•	We pay significant fees to our Business Manager, Real Estate Managers and other affiliates of our Sponsor;
•	Our Business Manager and its affiliates will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders;
31

•	Our properties may compete with the properties owned by other programs sponsored by IREIC or IPCC for, among other things, tenants;
•	Our Business Manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee or any acquisition fee;
•	We generated a significant portion of our revenue from two tenants, and rental payment defaults by these significant tenants could adversely affect our results of operations;
•	The majority of our real estate investments include single-tenant properties that may be difficult to sell or re-lease upon tenant defaults or early termination; and
•	If we fail to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

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

The following discussion and analysis relates to the three months ended March 31, 2014 and 2013 and as of March 31, 2014 and December 31, 2013. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are an externally managed Maryland corporation formed in August 2011 to acquire a diversified portfolio of commercial real estate located throughout the United States. To date, we had focused on acquiring retail properties. We believe that these properties continue to outperform other property types. We will continue to focus on retail properties unless and until the returns from other properties exceed those that we believe are available from investing in retail. We are managed by our business manager, IREIT Business Manager & Advisor, Inc. referred to herein as our “Business Manager.” We may acquire retail properties, office buildings, multi-family properties and industrial/distribution and warehouse facilities. Within these property types, we will focus primarily on “core” real estate assets.

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

At March 31, 2014, we owned 16 retail properties, totaling 590,563 square feet. As of March 31, 2014, our portfolio had weighted average physical and economic occupancy of 98.2% and 99.3%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing related to certain vacant spaces, although we own the entire property. We are not obligated to pay this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the acquisition agreement, as defined. As of March 31, 2014, annualized base rent per square foot averaged $11.73 for all properties. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

On October 18, 2012 we commenced our initial public offering, referred to herein as the “Offering.” We are offering 150,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation, or “Inland Securities,” our dealer manager, a wholly owned subsidiary of our Sponsor. “Best efforts” means that Inland Securities is not obligated to purchase any specific number or dollar amount of shares. We also are offering up to 30,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan (“DRP”). In each case, the offering price was determined by our board of directors. We qualified and elected to be taxed as a REIT commencing with the tax year ended December 31, 2013 for federal tax purposes.

Market Outlook

As announced in December 2013, the US Federal Reserve Board continues lessening of the bond buying program, commonly referred to as quantitative easing (“QE”), from $85 billion to its current $45 billion a month. The plan to reduce the level of QE could indicate the Federal Reserve Board is of the view that US economic growth is on enough footing that less stimulus is required. Because the Federal Reserve decided to slow down and may eventually decide to end QE, current economic data remains mixed. The Commerce Department reported home sales, an important part of the economy's recovery, has stalled as compared to data from a year ago. In addition, unemployment remains high at 6.3%. Durable goods orders, showed strong growth for the second month running in March 2014 and there currently appears to be no inflationary pressures. However, many financial experts believe interest rates will begin to increase and we have begun to see the rise in long term rates, while short term rates continue to be at historically low levels.

Real estate pricing is generally influenced by market interest rates. However, the movements are not simultaneous and pricing generally lags behind interest rate adjustments for a period of time. Because part of our business strategy is to utilize debt to finance a portion of our real estate assets, we may be challenged in finding appropriately priced real estate during periods of rapidly rising interest rates.

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

Our general experience tells us that a period of rising inflation can translate to a period of rising rental rates, particularly at multi-tenant retail properties that include a higher instance of lease roll-over. In comparison to single-tenant properties with longer leases, this provides significantly more opportunities to increase rental rates as a higher percentage of leases expire more frequently. As of March 31, 2014, we own 12 single tenant properties and four multi-tenant properties with average lease expirations of 14 years and 8 years, respectively.

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

As of March 31, 2014, the Offering generated proceeds, net of commissions, the marketing contribution and due diligence expense reimbursements, the majority of which are re-allowed to third party soliciting dealers, totaling approximately $96.5 million.

Through March 31, 2014, our liquidity needs have primarily been to purchase sixteen retail properties, to pay organization and offering costs and to pay distributions. During the first three months of 2014, we funded the purchase of Park Avenue Shopping Center and North Hills Square with mortgage debt of approximately $5.5 million and proceeds from the Offering of $28.9 million.

As of March 31, 2014, we had total debt outstanding of approximately $38.1 million, which bore interest at a weighted average interest rate of 2.86% per annum, of which approximately $9.8 million is due in 2015, $15.3 million is due in 2018, $5.5 million is due in 2019 and the remaining amount of approximately $7.5 million is due in 2027. Our charter provides for limits on the amounts we may borrow. The amount is limited to an aggregate of 300% of our net assets, which equates to 75% of the costs of our assets. As permitted by our charter, however, our board of director’s may determine that a higher debt level is appropriate. As of March 31, 2014 and December 31, 2013, our borrowings did not exceed 300% of net assets.

Our Sponsor has advanced approximately $1.63 million to us for the payment of organization and offering costs.

Cash Flow Analysis

	For the three months ended March 31,
	2014	2013
Net cash flows provided by (used in) operating activities	$421,102	$(788,803)
Net cash flows used in investing activities	$(34,281,361)	$(59,715)
Net cash flows provided by financing activities	$40,754,696	$1,444,261

Cash provided by (used in) operating activities was $421,102 and $(788,803) for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, funds generated from rental and tenant recovery income were offset primarily by property operating, interest, acquisition and general and administrative expenses. The increase from 2013 to 2014 is due to the growth of our real estate portfolio. For the three months ended March 31, 2013, the cash deficit was funded by net offering proceeds.

Cash used in investing activities was $34,281,361 and $59,715 for the three months ended March 31, 2014 and 2013, respectively. During the first three months of 2014, we paid $34,278,132 for the Park Avenue and North Hills Square shopping centers and funded $3,229 to a required lender held replacement escrow. During the three months ended March 31, 2013, we invested $50,000 in exchange for a twenty percent membership interest in a limited liability company formed as an insurance association captive, which is wholly-owned by us and three related parties, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., and Inland Diversified Real Estate Trust, Inc., and a third party, Retail Properties of America, Inc., and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services, Inc. We also funded $6,500 in capital expenditures and $3,215 to a required lender held replacement escrow.

Cash provided by financing activities was $40,754,696 and $1,444,261 for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, we generated proceeds from the sale of shares, net of offering costs paid, of $35,880,287, proceeds from the DRP of $534,218, and paid distributions of $1,077,319. We also generated $5,525,000 in loan proceeds, paid $105,521 in loan costs, and are owed $1,969 from related parties for reimbursement of costs in connection with certain properties that we considered acquiring, but ultimately decided not to acquire, which were subsequently acquired by a related party. During the three months ended March 31, 2013, we generated proceeds from the sale of shares, net of offering costs paid, of $4,236,479, proceeds from the DRP of $11,922, and paid distributions of $54,140. We also used $2,750,000 of offering proceeds to repay a portion of the original note payable in the aggregate principal amount of $3,340,450.

A summary of the distributions declared, distributions paid and cash flows provided by operations for the three months ended March 31, 2014 and 2013 follows:

Distributions Paid
Three Months Ended March 31,	Distribu- tions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total (2)	Cash Flows From Operations	Net Offering Proceeds (3) (4)

2014	$1,287,661	$0.15	$543,101	$534,218	$1,077,319	$421,102	$35,880,287

2013	$74,600	$0.15	$42,218	$11,922	$54,140	$(788,803)	$4,236,479

(1)	Assumes a share was issued and outstanding each day during the period.
(2)	On May 12, 2014, our Sponsor contributed $500,000 to us. For U.S. GAAP purposes, these monies have been treated as a capital contribution from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for this contribution.
(3)	A portion of distributions paid for the three months ended March 31, 2014, were paid from the net proceeds of our “best efforts” offering.
(4)	The Offering commenced on October 18, 2012.

Results of operations

The following discussions are based on our consolidated financial statements for the three months ended March 31, 2014 and 2013.

These sections describe and compare our results of operations for the three months ended March 31, 2014 and 2013. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended March 31, 2014 and 2013

A total of 13 of our 16 investment properties were acquired on or before January 1, 2013 and represent our “same store” properties during the three months ended March 31, 2014 and 2013. “Non-same store,” as reflected in the table below, includes properties acquired after January 1, 2013. For the three months ended March 31, 2014 three properties were included in non-same store and for the three months ended March 31, 2013, no properties were included in non-same store. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line rental income, amortization of lease intangibles, interest, and depreciation and amortization for the three months ended March 31, 2014 and 2013, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Three months ended March 31,
	2014	2013
Rental and tenant recovery income:
“Same store” investment properties, 13 properties
Rental income	$597,169	$597,169
Tenant recovery income	120,405	82,930
“Non-same store” investment properties
Rental income	764,740	--
Tenant recovery income	204,003	--
Total property income	$1,686,317	$680,099

Property operating expenses:
“Same store” investment properties
Property operating expenses	$78,436	$39,642
Real estate tax expense	74,459	75,159
“Non-same store” investment properties
Property operating expenses	145,489	--
Real estate tax expense	100,750	--
Total property operating expenses	$399,134	$114,801

Property net operating income
“Same store” investment properties	$564,679	$565,298
“Non-same store” investment properties	722,504	--
Total property net operating income	$1,287,183	$565,298

Other income:
Straight-line rental income	$45,526	$2,868
Amortization of lease intangibles, net	2,265	6,180
Interest income	13,636	--
Equity in earnings of unconsolidated entity	331	--

Other expense:
General and administrative expenses	458,608	572,246
Acquisition related expenses	678,204	55,970
Depreciation and amortization	687,163	249,813
(Recovery of) business management fee	(226,280)	52,266
Interest expense	315,405	503,920
Net loss	$(564,159)	$(859,869)

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended March 31, 2014, with the results of the same investment properties owned during the three months ended March 31, 2013, property net operating income decreased $619, total property income increased $37,475 and total property operating expenses including real estate tax expense increased $38,094 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

The increase in “same store” total property income and total property expenses is primarily due to an increase in snow removal and repairs and maintenance expense during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, which resulted in increased tenant recovery income. “Same store” total property net operating income decreased due to a lower recovery percentage for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

“Non-same store” total property net operating income increased $722,504 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase is a result of acquiring three multi-tenant retail properties after January 1, 2013. On a “non-same store” basis, total property income increased $968,743 and total property operating expenses increased $246,239 during the three months ended March 31, 2014 as a result of these acquisitions.

Other income. Other income increased $52,710 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase is due to the acquisition of investment properties in December 2013 and February 2014, which increased straight-line rental income by $42,658 and decreased amortization of lease intangibles, net by $3,915. The increase is also due to an increase in interest income of $13,636 as a result of increased cash available to invest due to an increase in offering proceeds.

Other expense. Other expense increased $478,885 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The increase is primarily due to an increase in acquisition related expenses and depreciation and amortization offset by a decrease in business management fees and interest expense.

Acquisition related expenses increased $622,234 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. These expenses include acquisition, dead deal and transaction related costs and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates. The increase for the three months ended March 31, 2014 is due to an increase in acquisition activity during 2014.

Depreciation and amortization increased $437,350 for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. This increase is due to the acquisition of three multi-tenant retail properties which occurred in December 2013 and February 2014.

Business management fees decreased $278,546 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. For the three months ended March 31, 2014, the Business Manager was entitled to a business management fee in the amount equal to $139,517, which was permanently waived. The Business Manager also permanently waived business management fees of $226,280 incurred for the year ended December 31, 2013.

Interest expense decreased $188,515 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease is primarily due to the payoff of approximately $15,400,000 in mortgages and notes payable during 2013. The decrease in interest expense was partially offset by interest associated with financings of new acquisitions which occurred in December 2013 and March 2014.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014, under the heading “Critical Accounting Policies.”

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

The “Share Repurchase Program” or “SRP” is designed to provide existing stockholders with limited interim liquidity by enabling them to sell shares back to us subject to certain restrictions, as defined. The prices at which shares may be sold back to us as Ordinary Repurchases, as defined, are as follows:

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

Non-GAAP Financial Measures

Accounting for real estate assets in accordance with U.S. GAAP assumes the value of real estate assets are reduced over time. Since real estate values rise and fall with market conditions, many investors deem presentation of operating results from real estate companies that use U.S. GAAP accounting to be insufficient by themselves. We consider Funds from Operations, or FFO, a widely accepted and appropriate measure of performance for a REIT. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities in which the REIT holds an interest. In addition, NAREIT has further clarified the FFO definition to add-back impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate. We have adopted the NAREIT definition for computing FFO.

Under U.S. GAAP, acquisition related costs are characterized as operating expenses in determining operating income. Publicly registered, non-listed REITs typically engage in a significant amount of acquisition activity, and thus incur significant acquisition related costs, during their initial years of investment and operation. Although other start up entities may engage in significant acquisition activity during their initial years, REITs such as us that are not listed on an exchange are unique in that they typically have a limited timeframe during which they acquire a significant number of properties and thus incur significant acquisition related costs. More specifically, as disclosed elsewhere herein, we used the proceeds raised in our “best efforts” offering to acquire properties. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or “IPA,” an industry trade group, has standardized a measure known as Modified Funds from Operations, or “MFFO”, which the IPA has promulgated as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.

MFFO excludes costs that are more reflective of investing activities, some of which are acquisition related costs that affect our operations only in periods in which properties are acquired, and other non-operating items that are included in FFO. By excluding expensed acquisition related costs, the use of MFFO provides information consistent with the operating performance of the properties in our portfolio. Because MFFO may be a recognized measure of operating performance within the non-listed REIT industry, MFFO and the adjustments used to calculate it may be useful in order to evaluate our performance against other non-listed REITs. MFFO is not equivalent to our net income or loss as determined under U.S. GAAP, as detailed in the table below, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to acquire a significant amount of properties. Our disclosure of MFFO and the adjustments used to calculate it presents our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, and that may be useful to investors. MFFO should only be used to compare our operating performance during our “best efforts” offering to our current operating performance, because it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties were acquired.

We believe our definition of MFFO, a non-U.S. GAAP measure, is consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the “Practice Guideline,” issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of U.S. GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market lease assets and liabilities, accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.

Our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other REITs. We believe that the use of FFO and MFFO provides a more complete understanding of our operating performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. Neither FFO nor MFFO is intended to be an alternative to “net income” nor to “cash flows from operating activities” as determined by U.S. GAAP as a measure of our capacity to pay distributions. Management uses FFO and MFFO to compare our operating performance to that of other REITs and to assess our operating performance.

For the three months ended March 31, 2014 and 2013, we paid distributions of $1,077,319 and $54,140, respectively, and declared distributions of $1,287,661 and $74,600, respectively. For the three months ended March 31, 2014 and 2013, we generated FFO of $123,004 and $(610,056), respectively, MFFO of $792,630 and $(563,134), respectively and cash flow from operations of $421,102 and $(788,803), respectively. On May 12, 2014, our Sponsor contributed $500,000 to us. For U.S. GAAP purposes, these monies have been treated as a capital contribution from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for this contribution. Our FFO and MFFO for the period ended March 31, 2014 and 2013 is calculated as follows:

		Three months ended March 31,
		2014	2013
	Net loss	$(564,159)	$(859,869)
Add:	Depreciation and amortization related to investment properties	687,163	249,813
	Funds from operations (FFO)	$123,004	$(610,056)

Add:	Acquisition related costs	678,204	55,970
	Unrealized loss from interest rate swap	39,213	--
Less:	Amortization of acquired market lease intangibles, net	(2,265)	(6,180)
	Straight-line rental income	(45,526)	(2,868)
	Modified funds from operations (MFFO)	$792,630	$(563,134)

Selected Financial Data

The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations. This selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

	March 31, 2014	December 31, 2013
Total assets	$134,074,452	$91,238,523
Mortgages and notes payable	$38,055,344	$32,530,344

	For the three months ended March 31,
	2014	2013

Total income	$1,734,108	$689,147
Net loss	$(564,159)	$(859,869)
Net loss per common share, basic and diluted (a)	$(0.06)	$(1.71)
Distributions paid to common shareholders	$1,077,319	$54,140
Distributions declared to common stockholders	$1,287,661	$74,600
Distributions declared per weighted average common share (a)	$0.15	$0.15
Cash flows provided by (used in) operating activities	$421,102	$(788,803)
Cash flows used in investing activities	$(34,281,361)	$(59,715)
Cash flows provided by financing activities	$40,754,696	$1,444,261
Weighted average number of common shares outstanding, basic and diluted	8,703,608	504,243

(a)	The net loss attributable to common stockholders, per share basic and diluted is based upon the weighted average number of common shares outstanding for the three months ended March 31, 2014 and 2013, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the year or period ended.

Subsequent Events

The board of directors of the Company declared distributions payable to stockholders of record each day beginning on the close of business on April 1, 2014 through the close of business on June 30, 2014. Distributions were declared in a daily amount equal to $0.001643836 per share, based upon a 365-day period, which equates to $0.60 or a 6% annualized rate based on a purchase price of $10.00 per share. Distributions were paid monthly in arrears, as follows:

•	In April 2014, total distributions declared for the month of March 2014 were paid in the amount equal to $515,205, of which $253,748 was paid in cash and $261,457 was reinvested through the Company’s DRP, resulting in the issuance of an additional 27,522 shares of common stock.

•	In May 2014, total distributions declared for the month of April 2014 were paid in the amount equal to $575,126, of which $287,934 was paid in cash and $287,192 was reinvested through the Company’s DRP, resulting in the issuance of an additional 30,231 shares of common stock.

On April 8, 2014, we acquired a fee simple interest in a 148,529 square foot retail property known as Mansfield Pointe Shopping Center located in Mansfield, TX. We purchased this property from an unaffiliated third party for approximately $28,400,000, plus closing costs.

On May 7, 2014, we entered into a $14,200,000 loan secured by a first mortgage on the Mansfield Pointe Shopping Center. This loan bears interest at a variable rate equal to LIBOR plus 1.80% per annum, and matures on May 7, 2019. In connection with the loan, we entered into a one year forward starting interest rate swap to fix the floating LIBOR interest rate. As a result, the effective annual interest rate in years two through five of the loan is 3.98% per annum.

On May 8, 2014, we entered into a $14,061,658 loan, of which $11,683,793 was funded at close, secured by a first mortgage on the Park Avenue Shopping Center. This loan bears interest at a variable rate equal to LIBOR plus 1.75% per annum, and matures on May 8, 2019.

On May 12, 2014, our Sponsor contributed $500,000 to us. Our Sponsor has not received, and will not receive, any additional shares of our common stock for making this contribution.

On May 13, 2014, we acquired a fee simple interest in a 126,288 square foot retail property known as MidTowne Shopping Center located in Little Rock, AR. We purchased this property from two unaffiliated third parties for approximately $41,450,000, plus closing costs.

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

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. As of March 31 2014, we had outstanding debt, which is subject to fixed interest rates and variable rates of $7,480,450 and $30,574,894, respectively, bearing interest rates in the range equal to 1.95% to 4.35% per annum. At March 31, 2014, our mortgage loans outstanding had a weighted average interest rate of 2.86%.

If market rates of interest on all debt which is subject to variable rates as of March 31, 2014 permanently increased by 1% (100 basis points), the increase in interest expense on this debt would decrease future earnings and cash flows by approximately $305,745 annually. If market rates of interest on all debt which is subject to variable rates as of March 31, 2014 permanently decreased by 1% (100 basis points), the decrease in interest expense on this debt would increase future earnings and cash flows by the same amount, provided the variable rate of interest was greater than the minimum rate of interest.

We use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets and investments in commercial mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. We have used derivative financial instruments to hedge against interest rate fluctuations, we are exposed to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us because the counterparty may not perform. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We will seek to manage the market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. There is no assurance we will be successful.

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

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of March 31, 2014:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value at March 31, 2014
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	1 month LIBOR	$5,525,000	$39,213
					$5,525,000	$39,213

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of March 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2014, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended March 31, 2014.

We have incurred a net loss on a U.S. GAAP basis for the three month period ended March 31, 2014 of $564,159. Our losses can be attributed, in part, to acquisition expenses incurred while we increased the size of our portfolio. In addition, depreciation and amortization reduced our net income on a U.S. GAAP basis. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of an investor’s investment could decline substantially. We were formed in August 2011 and, as of March 31, 2014, had acquired 16 retail properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.

The Federal Insurance Deposit Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. Through 2013, the FDIC is insuring up to $250,000 per depositor per insured bank account. At March 31, 2014, we had cash and cash equivalents exceeding these federally insured levels. If the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

We generated a significant portion of our revenue from two tenants, and rental payment defaults by these significant tenants could adversely affect our results of operations.

For the three months ended March 31, 2014, approximately 20% and 17% of our consolidated rental revenue was generated from leases with Dolgencorp, LLC, a subsidiary of Dollar General Corporation, and L.A. Fitness, respectively. Dollar General Corporation has guaranteed all rents and other sums due under each lease with Dolgencorp, LLC in the event that Dolgencorp, LLC defaults. As a result of the concentration of revenue generated from these properties, if any of these tenants were to cease paying rent or fulfilling their other monetary obligations, or if Dollar General Corporation did not fulfill its obligations under the guarantee, we could have significantly reduced rental revenues or higher expenses until the default was cured or the properties were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms, if at all.

The majority of our real estate investments may include single-tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.

As of March 31, 2014, 75% of our properties were single-tenant properties. The single-tenant properties generated 18% of our total income for the three months ended March 31, 2014. Single-tenant properties are relatively illiquid compared to other types of real estate and financial assets, which will further limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. Moreover, as the current lease nears expiration, it may be difficult to sell the property on terms and conditions that we consider favorable, if at all.  In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower unless we make substantial capital investments.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of March 31, 2014 we had $30,574,894 or 80% of our total debt that bore interest at variable rates.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our “best efforts” offering, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders.

We have not yet generated positive cash flow from operations to cover distribution payments and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our “best efforts” offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, during the pendency of our “best efforts” offering, we have and will likely continue to pay distributions from the net proceeds of this offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering, to pay distributions. We began declaring distributions to stockholders of record during December 2012. Approximately seventy six percent (76%) of the distributions paid to stockholders to date have been paid from the net proceeds of our “best efforts” offering, which reduces the proceeds available for other purposes. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of our “best efforts” offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in our “best efforts” offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors.

Macro and micro economic factors impacting retail activity generally and retail focused real estate assets, in particular, will impact our performance.

The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to these stores resulting from a regional economic downturn, a general downturn in the local area where our properties are located, or a decline in the desirability of the shopping environment of a particular shopping center.

Competition with other retail channels may reduce our profitability and the return on your investment.

Our retail tenants will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as catalogues and other forms of direct marketing, internet websites and telemarketing. Other retail centers within the market area of our properties will compete with our properties for customers, affecting their tenants’ cash flows and thus affecting their ability to pay rent.

Our revenue will be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns on your investment.

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases. In the event that we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.

Competition may impede our ability to renew leases or re-let space as leases expire and require us to fund additional or unanticipated capital improvements.

Our retail centers will compete for tenants with other retail properties located near our properties. Competition for tenants may require us to fund monies for capital improvements to properties in either greater amounts or at earlier times than we would not have otherwise planned all of which could negatively impact our liquidity and potentially our results of operations. Also, failure to renew leases or re-let space as leases expire, would decrease our net income and cash flow. Further, vacant space at any one of our properties could result reduce the number of people shopping at the center thus reducing the sales of other tenants at that property and potentially discouraging them from renewing their leases.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2012, our Registration Statement on Form S-11 (File No. 333-176775), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act. The Offering and the DRP commenced on October 18, 2012 and are ongoing.

Pursuant to the Offering, we are offering a minimum of 200,000 shares and a maximum of 150,000,000 shares at a price of $10.00 per share on a “best efforts” basis. We also are offering up to 30,000,000 shares at a purchase price of $9.50 per share to stockholders who elect to participate in our DRP. The maximum aggregate price of the amount registered is $1,785,000,000. We reserve the right to reallocate the shares offered between the Offering and the DRP. The dealer manager of the Offering is Inland Securities Corporation, a wholly owned subsidiary of our Sponsor.

From the effective date of the offering through March 31, 2014, we had sold the following securities in the Offering and the DRP for the following aggregate offering prices:

•	10,691,822 shares, equal to $105,690,230 in aggregate gross offering proceeds, in the Offering; and

•	106,868 shares, equal to $1,015,247 in aggregate gross offering proceeds, pursuant to the DRP.

From the effective date of the offering through March 31, 2014, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$9,806,661
Offering costs paid to non-related parties	1,195,756
Total offering costs paid	$11,002,417

(1)	“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through March 31, 2014, the net offering proceeds to us from the Offering and the DRP after deducting the total expenses incurred described above, were approximately $95.7 million. As of March 31, 2014, we had used approximately $44.0 million of these net proceeds to purchase interests in real estate and pay related costs, approximately $15.4 million for repayment of indebtedness used to purchase interests in real estate, approximately $700,000 to pay loan origination costs, approximately $2.1 million to pay distributions, $100,000 to fund our investment in the insurance captive, and approximately $1.1 million to fund our operations. The remaining net proceeds were held as cash at March 31, 2014.

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

INLAND REAL ESTATE INCOME TRUST, INC.

	/s/ JoAnn M. McGuinness		/s/ David Z. Lichterman
By:	JoAnn M. McGuinness	By:	David Z. Lichterman
	President and principal executive officer		Vice President, treasurer and principal accounting officer
Date:	May 14, 2014	Date:	May 14, 2014

Exhibit Index

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

3.2	Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2012 (file number 333-176775))

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

4.2	Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2012 (file number 333-176775))

10.1	Letter Agreement, dated as of November 8, 2013, by and between SPC Park Avenue Limited Partnership, SPC Condo Limited Partnership and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated as of December 16, 2013, the Second Amendment, dated as of December 18, 2013, the Third Amendment, dated as of December 20, 2013, the Fourth Amendment, dated as of January 9, 2014, the Fifth Amendment, dated as of January 16, 2014, the Sixth Amendment, dated as of February 4, 2014

10.2	Assignment and Assumption of Letter Agreement, effective as of February 21, 2014, by and between IREIT Little Rock Park Avenue, L.L.C. and Inland Real Estate Acquisitions, Inc.

10.3	Assignment and Assumption of Leases, made this February 21, 2014, by SPC Park Avenue Limited Partnership and IREIT Little Rock Park Avenue, L.L.C.

10.4	Assignment and Assumption of Leases, made this February 21, 2014, by SPC Condo Limited Partnership and IREIT Little Rock Park Avenue, L.L.C.

10.5	Post Closing and Indemnity Agreement, dated as of February 21, 2014, by SPC Park Avenue Limited Partnership, SPC Condo Limited Partnership and IREIT Little Rock Park Avenue, L.L.C.

10.6	Vacancy, Garage Repairs and Real Estate Tax Escrow Agreement, made as of February 21, 2014, by SPC Park Avenue Limited Partnership, SPC Condo Limited Partnership, IREIT Little Rock Park Avenue, L.L.C. and Chicago Title Insurance Company

10.7	Agreement for Purchase and Sale, made and entered into as of November 18, 2013, between AM CORAL SPRINGS, LLC and IREIT BUSINESS MANAGER & ADVISOR, INC.

10.8	Assignment and Assumption of Purchase and Sale Agreement, made and entered into as of February 27, 2014 by IREIT Business Manager & Advisor, Inc. and IREIT Coral Springs North Hills, L.L.C.

10.9	Loan Agreement, dated as of March 28, 2014, between IREIT Coral Springs North Hills, L.L.C., and Capital One, National Association

10.10	Promissory Note, made as of March 28, 2014, by IREIT Coral Springs North Hills, L.L.C. for the benefit of Capital One, National Association

10.11	Limited Guaranty, dated as of March 28, 2014, by Inland Real Estate Income Trust, Inc. in favor of Capital One, National Association

10.12	Environmental Indemnity, dated as of March 28, 2104, made by IREIT Coral Springs North Hills, L.L.C. and Inland Real Estate Income Trust, Inc. in favor of Capital One, National Association

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* (1)

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* (1)

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Stockholder’s Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements (tagged as blocks of text)

----------

*	Filed as part of this Quarterly Report on Form 10-Q.

(1)	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certification will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.