Form 10-Q
period 2014-06-03
Inland Real Estate Income Trust, Inc.
filed 2014-08-13
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 000-55146

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

As of August 11, 2014, there were 22,891,044 shares of the registrant’s common stock, $.001 par value, outstanding.

1

INLAND REAL ESTATE INCOME TRUST, INC.

TABLE OF CONTENTS

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Assets:
Investment properties:
Land	$42,842,471	$12,422,471
Building and other improvements	176,342,520	45,904,767
Total	219,184,991	58,327,238
Less accumulated depreciation	(2,361,712)	(808,145)
Net investment properties	216,823,279	57,519,093
Cash and cash equivalents	22,972,500	26,634,384
Investment in unconsolidated entity	99,665	107,126
Accounts and rents receivable	748,368	141,705
Acquired lease intangibles, net	22,088,505	5,854,829
Deferred loan fees, net	1,164,808	351,095
Other assets	2,671,505	630,291
Total assets	$266,568,630	$91,238,523

LIABILITIES AND EQUITY
Liabilities:
Mortgages and notes payable	$117,499,638	$32,530,344
Accounts payable and accrued expenses	1,942,158	811,431
Distributions payable	743,603	304,863
Acquired below market lease intangibles, net	4,711,960	759,964
Deferred investment property acquisition obligations	4,163,783	723,237
Due to related parties	5,558,745	3,155,648
Prepaid rent and other liabilities	2,647,107	200,098
Total liabilities	137,266,994	38,485,585

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, unissued	--	--
Common stock, $.001 par value, 1,460,000,000 shares authorized, 16,025,126 and 6,745,615 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	16,025	6,746
Additional paid in capital (net of offering costs of $18,325,757 and $8,994,299 as of June 30, 2014 and December 31, 2013, respectively)	141,262,842	57,735,337
Accumulated distributions and net loss	(11,205,266)	(4,989,145)
Accumulated other comprehensive loss	(771,965)	--
Total stockholders’ equity	129,301,636	52,752,938
Total liabilities and stockholders’ equity	$266,568,630	$91,238,523

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income:
Rental income	$2,809,217	$606,217	$4,218,917	$1,212,434
Tenant recovery income	696,954	105,035	1,021,362	187,965
Other property income	4,154	--	4,154	--
Total income	3,510,325	711,252	5,244,433	1,400,399

Expenses:
Property operating expenses	451,679	54,509	675,604	94,151
Real estate tax expense	391,364	74,805	566,573	149,964
General and administrative expenses	359,418	273,215	818,026	845,461
Acquisition related costs	2,685,875	(3,463)	3,364,079	52,507
(Recovery of) business management fee	--	52,266	(226,280)	104,532
Depreciation and amortization	1,535,850	249,813	2,223,013	499,626
Total expenses	5,424,186	701,145	7,421,015	1,746,241

Operating income (loss)	(1,913,861)	10,107	(2,176,582)	(345,842)

Interest expense	(446,278)	(466,323)	(761,683)	(970,243)
Interest income	4,681	--	18,317	--
Equity in earnings (loss) of unconsolidated entity	(7,792)	3,870	(7,461)	3,870

Net loss	$(2,363,250)	$(452,346)	$(2,927,409)	$(1,312,215)

Net loss per common share, basic and diluted	$(0.18)	$(0.43)	$(0.26)	$(1.68)

Weighted average number of common shares outstanding basic and diluted	13,377,773	1,051,400	11,053,602	779,333

Comprehensive loss:
Net loss	(2,363,250)	(452,346)	(2,927,409)	(1,312,215)
Unrealized loss on derivatives	(771,965)	--	(771,965)	--
Comprehensive loss	$(3,135,215)	$(452,346)	$(3,699,374)	$(1,312,215)

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENT OF EQUITY

Six months ended June 30, 2014

(unaudited)

	Number of Shares	Common Stock	Additional Paid in Capital, Net of Offering Costs	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2013	6,745,615	$6,746	$57,735,337	$(4,989,145)	$--	$52,752,938

Distributions declared	--	--	--	(3,288,712)	--	(3,288,712)
Proceeds from offering	9,133,194	9,133	90,927,297	--	--	90,936,430
Offering costs	--	--	(9,331,458)	--	--	(9,331,458)
Proceeds from distribution reinvestment plan	150,317	150	1,427,862	--	--	1,428,012
Shares repur- chased	(4,000)	(4)	(36,996)	--	--	(37,000)
Discount on shares to related parties	--	--	40,800	--	--	40,800
Unrealized loss on derivatives	--	--	--	--	(771,965)	(771,965)
Sponsor contribution	--	--	500,000	--	--	500,000
Net loss	--	--	--	(2,927,409)	--	(2,927,409)

Balance at June 30, 2014	16,025,126	$16,025	$141,262,842	$(11,205,266)	$(771,965)	$129,301,636

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,927,409)	$(1,312,215)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,223,013	499,626
Amortization of loan fees	62,815	146,754
Amortization of acquired above and below market leases, net	14,018	(12,360)
Straight-line rental income	(92,633)	(5,737)
Discount on shares issued to related parties	40,800	255,192
Equity in (earnings) loss of unconsolidated entity	7,461	(3,870)
Other non-cash adjustments	62,373	--
Changes in assets and liabilities:
Accounts payable and accrued expenses	375,687	(72,236)
Accounts and rents receivable	(514,031)	(88,333)
Due to related parties	2,423,527	212,780
Prepaid rent and other liabilities	559,979	(144,976)
Other assets	(13,991)	(506,397)
Net cash flows provided by (used in) operating activities	2,221,609	(1,031,772)

Cash flows from investing activities:
Purchase of investment properties	(169,809,390)	--
Capital expenditures	(15,235)	(6,500)
Investment in unconsolidated entity	--	(100,000)
Other assets and restricted escrows	(147,904)	(6,441)
Net cash flows used in investing activities	(169,972,529)	(112,941)

Cash flows from financing activities:
Proceeds from offering	90,936,430	10,725,833
Proceeds from the distribution reinvestment plan	1,428,012	75,539
Share repurchases	(37,000)	--
Payment of offering costs	(9,247,078)	(1,407,909)
Distributions paid	(2,849,972)	(183,995)
Sponsor contribution	500,000	--
Due to related parties, net	--	(70,212)
Deferred investment property acquisition obligation payments	(734,122)	--
Proceeds from mortgages and notes payable	84,969,294	--
Payment of mortgages and notes payable	--	(9,020,460)
Payment of loan costs	(876,528)	(8,180)
Net cash flows provided by financing activities	164,089,036	110,616
Net decrease in cash and cash equivalents	(3,661,884)	(1,034,097)
Cash and cash equivalents at beginning of the period	26,634,384	2,237,050
Cash and cash equivalents, at end of period	$22,972,500	$1,202,953

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Six months ended June 30,
	2014	2013
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property,
the Company acquired assets and assumed liabilities as follows:
Land	$30,420,000	$--
Building and improvements	130,422,518	--
Acquired in place lease intangibles	13,789,551	--
Acquired above market lease intangibles	3,148,100	--
Acquired below market lease intangibles	(4,046,725)	--
Deferred investment property acquisition obligations	(4,109,508)	--
Assumed liabilities, net	185,454
Purchase of investment properties	$169,809,390	$--

Cash paid for interest	$625,235	$847,272

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$743,603	$61,704

Accrued offering costs payable	$385,185	$229,126

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2013, which are included in the Company’s 2013 Annual Report, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

(1)  Organization

Inland Real Estate Income Trust, Inc. was formed on August 24, 2011 to acquire and manage a diversified portfolio of commercial real estate investments located in the United States. To date, the Company has focused on acquiring retail properties. The Company entered into a Business Management Agreement (the “Agreement”) with IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an Affiliate of the Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company. The Company is authorized to sell up to 150,000,000 shares of common stock at $10 each in an initial public “best efforts” offering (the “Offering”) which commenced on October 18, 2012 and to issue 30,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”).

The Company provides the DRP to facilitate investment in the Company’s shares and the Share Repurchase Program (“SRP”) to provide limited liquidity for stockholders.

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The Company is authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year under the SRP, if requested, if the Company chooses to repurchase them. Subject to funds being available, the Company will limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year. Funding for the SRP will come from proceeds the Company receives from the DRP. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, the Company is authorized to use any funds to complete the repurchase, and neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit will apply. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may at any time amend, suspend or terminate the SRP.

At June 30, 2014, the Company owned 20 retail properties totaling 1,115,696 square feet. At June 30, 2014 the portfolio had weighted average physical occupancy of 97.5% and economic occupancy of 98.5%. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing related to certain vacant spaces, although it may own the entire property. The Company is not obligated to settle this contingent purchase price obligation unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement.

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

Partially-Owned Entities

The Company will consolidate the operations of a joint venture if the Company determines that it is either the primary beneficiary of a variable interest entity (VIE) or has substantial influence and control of the entity. The primary beneficiary is the party that has the ability to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and the right to receive the returns from the VIE that would be significant to the VIE. There are significant judgments and estimates involved in determining the primary beneficiary of a VIE or the determination of who has control and influence of the entity. When the Company consolidates an entity, the assets, liabilities and results of operations will be included in our consolidated financial statements.

In instances where the Company determines that we are not the primary beneficiary of a VIE or the Company does not control the joint venture but can exercise influence over the entity with respect to its operations and major decisions, the Company will use the equity method of accounting. Under the equity method, the operations of a joint venture will not be consolidated with the Company’s operations but instead our share of operations will be reflected as equity in earnings (loss) of unconsolidated entity on our consolidated statements of operations and other comprehensive loss. Additionally, the Company’s net investment in the joint venture will be reflected as investment in unconsolidated entity on the consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and all short term investments with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The account balance may periodically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk will not be significant, as the Company does not anticipate the financial institutions’ non-performance.

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

Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase price unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period from the date of acquisition, as defined. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has recorded a liability for the potential future earnout payment using estimated fair value at the date of acquisition using Level 3 inputs including market rents ranging from $18.00 to $31.00 per square foot, probability of occupancy ranging from 95% to 100% based on leasing activity and utilizing a discount rate of 8%. The Company has recorded this earnout amount as additional purchase price of the related property and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations and other comprehensive loss. The Company records changes in the underlying liability assumptions to acquisition related costs on the accompanying consolidated statements of operations and other comprehensive loss.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the above market lease value of $87,711 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $108,747 and $0 for the six months ended June 30, 2014 and 2013, respectively, was recorded as a reduction to rental income. Amortization pertaining to the below market lease value of $71,429 and $6,180 for the three months ended June 30, 2014 and 2013, respectively, and $94,729 and $12,360 for the six months ended June 30, 2014 and 2013, respectively, was recorded as an increase to rental income.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $431,422 and $57,127 for the three months ended June 30, 2014 and 2013, respectively, and $595,228 and $114,254 for the six months ended June 30, 2014 and 2013, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted average remaining lease term. As of June 30, 2014, no amount has been allocated to customer relationship value.

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Intangible assets:
Acquired in-place lease value	$19,570,895	$5,781,344
Acquired above market lease value	3,459,239	311,139
Accumulated amortization	(941,629)	(237,654)
Acquired lease intangibles, net	$22,088,505	$5,854,829

Intangible liabilities:
Acquired below market lease value	$4,831,410	$784,685
Accumulated amortization	(119,450)	(24,721)
Acquired below market lease intangibles, net	$4,711,960	$759,964

As of June 30, 2014, the weighted average amortization periods for acquired in-place leases, above market lease intangibles and below market lease intangibles are 9, 7 and 8 years, respectively.

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2014 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2014 (remainder of year)	$1,247,209	$278,108	$(334,531)
2015	2,494,418	554,328	(642,464)
2016	2,494,418	554,328	(619,745)
2017	2,494,418	463,115	(542,727)
2018	2,494,418	384,961	(440,494)
Thereafter	7,513,129	1,115,655	(2,131,999)
Total	$18,738,010	$3,350,495	$(4,711,960)

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

The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However, assumptions and estimates about future cash flows, including comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions which impact the discounted cash flow approach to determining value, are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analysis could impact these assumptions and result in future impairment charges of the real estate properties.

During the three and six months ended June 30, 2014 and 2013, the Company incurred no impairment charges.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Capitalization and Depreciation

Real estate acquisitions are recorded at cost less accumulated depreciation. Improvement and betterment costs are capitalized, and ordinary repairs and maintenance are expensed as incurred.

Transactional costs in connection with the acquisition of real estate properties accounted for as business combinations are expensed as incurred.

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

Depreciation expense was $1,054,454 and $192,686 for the three months ended June 30, 2014 and 2013, respectively, and $1,553,568 and $385,372 for the six months ended June 30, 2014 and 2013, respectively.

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

Revenue Recognition

The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of, or controls the physical use of, the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded by the Company under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets. Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and will decrease in the later years of a lease. The Company periodically reviews the collectability of outstanding receivables. Allowances are taken for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables.

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

REIT Status

The Company has qualified and elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ended December 31, 2013. As a result, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its taxable income (subject to certain adjustments) to its stockholders. The Company will monitor the business and transactions that may potentially impact its REIT status. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal (including any applicable alternative minimum tax) and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(3)  Acquisitions

2014 Acquisitions

Date Acquired	Property Name	Location	Property Type	Square Footage	Purchase Price

1st Quarter
2/21/14	Park Avenue Shopping Center (1)	Little Rock, AR	Multi-tenant Retail	69,381	$23,367,587
2/27/14	North Hills Square	Coral Springs, FL	Multi-tenant Retail	63,829	11,050,000

2nd Quarter
4/8/14	Mansfield Pointe	Mansfield, TX	Multi-tenant Retail	148,529	28,100,000
5/13/14	MidTowne Shopping Center	Little Rock, AR	Multi-tenant Retail	126,288	41,450,000
5/23/14	Lakeside Crossing (1)	Lynchburg, VA	Multi-tenant Retail	62,706	16,967,503
6/27/14	Dogwood Festival	Flowood, MS	Multi-tenant Retail	187,610	48,688,846

				658,343	$169,623,936

(1)	There is an earnout component associated with the acquisition which is not included in the purchase price (note 11).

During the six months ended June 30, 2014, the Company acquired, through its wholly owned subsidiaries, the properties listed above for an aggregate purchase price of $169,623,936. The Company financed a portion of these acquisitions by borrowing $84,969,294.

The Company incurred $2,685,875 and $0 during the three months ended June 30, 2014 and 2013, respectively, and $3,364,079 and $52,507 during the six months ended June 30, 2014 and 2013, respectively, of acquisition, dead deal and transaction related costs that were recorded in acquisition related costs in the consolidated statements of operations and other comprehensive loss and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

For properties acquired during the six months ended June 30, 2014, the Company recorded revenue of $2,421,956 and property net income of $464,714, which excludes expensed acquisition related costs.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table presents certain additional information regarding the Company’s acquisitions during the six months ended June 30, 2014. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Property Name	Land	Buildings and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 11)
Park Avenue Shopping Center	$5,500,000	$16,365,112	$2,972,500	$(120,291)	$(1,349,734)
North Hills Square	4,800,000	5,493,151	815,870	(59,021)	--
Mansfield Pointe	5,350,000	20,002,000	3,550,362	(802,362)	--
MidTowne Shopping Center	8,810,000	29,698,674	4,369,101	(1,427,775)	--
Lakeside Crossing	1,460,000	16,998,581	1,483,036	(214,340)	(2,759,774)
Dogwood Festival	4,500,000	41,865,000	3,746,782	(1,422,936)	--
Total	$30,420,000	$130,422,518	$16,937,651	$(4,046,725)	$(4,109,508)

The following condensed pro forma consolidated financial statements for the three and six months ended June 30, 2014 and 2013 include pro forma adjustments related to the acquisitions and financings during 2014 considered material to the consolidated financial statements which were made for Park Avenue Shopping Center, North Hills Square, Mansfield Pointe, MidTowne Shopping Center, Lakeside Crossing and Dogwood Festival which are presented assuming the acquisition occurred on January 1, 2013.

The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2014 acquisitions had been consummated as of January 1, 2013, nor does it purport to represent the results of operations for future periods.

	For the three months ended June 30, 2014
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total income	$3,510,325	$2,987,952	$6,498,277
Net income (loss)	$(2,363,250)	$1,262,966	$(1,100,284)

Net loss per common share, basic and diluted	$(0.18)		$(0.07)

Weighted average number of common shares outstanding, basic and diluted	13,377,773		16,025,126

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	For the three months ended June 30, 2013
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total income	$711,252	$3,015,583	$3,726,835
Net income (loss)	$(452,346)	$515,477	$63,131

Net loss per common share, basic and diluted	$(0.43)		$0.00

Weighted average number of common shares outstanding, basic and diluted	1,051,400		16,025,126

	For the six months ended June 30, 2014
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total income	$5,244,433	$5,167,242	$10,411,675
Net income (loss)	$(2,927,409)	$298,706	$(2,628,703)

Net loss per common share, basic and diluted	$(0.26)		$(0.16)

Weighted average number of common shares outstanding, basic and diluted	11,053,602		16,025,126

	For the six months ended June 30, 2013
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total income	$1,400,399	$4,731,316	$6,131,715
Net income (loss)	$(1,312,215)	$284,305	$(1,027,910)

Net loss per common share, basic and diluted	$(1.68)		$(0.06)

Weighted average number of common shares outstanding, basic and diluted	779,333		16,025,126
20

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(4)  Investment in Unconsolidated Entity

The Company is a member of a limited liability company formed as an insurance association captive (the “Insurance Captive”), which is wholly-owned by the Company, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc. and Retail Properties of America, Inc., and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services, Inc. This entity is considered a variable interest entity as defined in U.S. GAAP and the Company is not considered to be the primary beneficiary; however, the Company can exercise significant influence. Therefore, this investment is accounted for utilizing the equity method of accounting. The Company’s risk of loss is limited to its investment and the Company is not required to fund additional capital to the entity. Effective June 30, 2014, Inland Diversified Real Estate Trust, Inc. withdrew from the Insurance Captive.

The Company entered into an agreement and paid $100,000 in exchange for a membership interest in the Insurance Captive. The Company’s share of net income from its investment is based on the ratio of each member’s premium contribution to the venture. The Company was allocated income (loss) of $(7,792) and $3,870 for the three months ended June 30, 2014 and 2013, respectively, and $(7,461) and $3,870 for the six months ended June 30, 2014 and 2013, respectively.

(5)  Operating Leases

Minimum lease payments to be received under operating leases, including ground leases, as of June 30, 2014 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments

2014 (remainder of year)	$7,833,503
2015	15,608,101
2016	15,289,620
2017	13,128,692
2018	11,718,501
Thereafter	48,728,956
Total	$112,307,373

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The remaining lease terms range from less than 1 year to 14 years. Most of the revenue from the Company’s properties consists of rents received under long-term operating leases. Some leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and other comprehensive loss. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and other comprehensive loss.

(6)  Mortgages and Notes Payable

As of June 30, 2014 and December 31, 2013, the Company had the following mortgages and notes payable outstanding:

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at June 30, 2014	Principal Balance at December 31, 2013	Notes

May 1, 2027	Dollar General Portfolio Phase I - five properties	4.313%	$3,340,450	$3,340,450

December 27, 2015	Newington Fair Shopping Center	3 month LIBOR + 3.25% subject to a minimum rate of 3.50%	9,790,000	9,790,000	(a)

October 1, 2027	Dollar General Portfolio Phase II - seven properties	4.347%	4,140,000	4,140,000

December 23, 2018	Wedgewood Commons Shopping Center	Daily LIBOR + 1.90%	15,259,894	15,259,894	(b)

March 28, 2019	North Hills Square	Daily LIBOR + 1.80%	5,525,000	--	(b),(c)

May 7, 2019	Mansfield Pointe	Daily LIBOR + 1.80%	14,200,000	--	(b),(d)

May 8, 2019	Park Avenue Shopping Center	Daily LIBOR + 1.75%	11,683,793	--	(b),(e)

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at June 30, 2014	Principal Balance at December 31, 2013	Notes

May 22, 2019	Lakeside Crossing	Daily LIBOR + 1.95%	$8,483,751	$--	(b),(f)

July 1, 2019	Dogwood Festival	Daily LIBOR + 1.75%	24,351,750	--	(b),(g)

July 5, 2019	MidTowne Shopping Center	Daily LIBOR + 1.95%	20,725,000	--	(b),(h)

		Total	$117,499,638	$32,530,344

(a)	The three month LIBOR rate at June 30, 2014 was 0.23%.
(b)	The daily LIBOR rate at June 30, 2014 was 0.15%.
(c)	The loan requires monthly payments of interest only until March 28, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a one year forward swap which fixed the interest rate at 4.02% beginning in year two through maturity.
(d)	The loan requires monthly payments of interest only until May 7, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a one year forward swap which fixed the interest rate at 3.90% beginning in year two through maturity.
(e)	The loan requires monthly payments of interest only until May 8, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a one year forward swap which fixed the interest rate at 3.90% beginning in year two through maturity.
(f)	The loan requires monthly payments of interest only until May 22, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a one year forward swap which fixed the interest rate at 3.95% beginning in year two through maturity.
(g)	The loan requires monthly payments of interest only until July 1, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a swap which fixed the interest rate at 3.597%.
(h)	The loan requires monthly payments of interest only until July 5, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a one year forward swap which fixed the interest rate at 4.06% beginning in year two through maturity.

The principal amount of mortgage loans outstanding as of June 30, 2014 was $117,499,638 and had a weighted average interest rate of 2.27% per annum. All of the Company’s mortgage loans are secured by first mortgages on real estate assets.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2014, all of the mortgages were current in payments and the Company was in compliance with such covenants.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table shows the scheduled maturities of mortgages and notes payable as of June 30, 2014 for the next five years and thereafter:

Mortgages and Notes Payable

2014 (remainder of year)	$--
2015	9,790,000
2016	--
2017	--
2018	15,259,894
Thereafter	92,449,744
Total	$117,499,638

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $117,499,638 and $32,530,344 as of June 30, 2014 and December 31, 2013, respectively, and its estimated fair value was $117,973,000 and $32,555,000 as of June 30, 2014 and December 31, 2013, respectively.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix its floating LIBOR based debt under variable rate loans to a fixed rate to manage the risk exposed to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap. For the three and six months ended June 30, 2014 and 2013, the Company recorded interest expense of $32,217 and $0 and $71,430 and $0, respectively, related to interest rate swaps.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the Company’s interest rate swap contracts outstanding as of June 30, 2014.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value at June 30, 2014
March 28, 2014	March 1,2015	March 28, 2019	2.22%	1 month LIBOR	$5,525,000	$(104,088)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	1 month LIBOR	14,200,000	(137,783)
May 23, 2014	May 1, 2015	May 8, 2019	2.00%	1 month LIBOR	8,483,751	(49,728)
June 6, 2014	June 1, 2015	May 22, 2019	2.15%	1 month LIBOR	11,683,793	(122,775)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	1 month LIBOR	20,725,000	(117,956)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	1 month LIBOR	24,351,750	(311,065)

				Total	$84,969,294	$(843,395)

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$843,395	Other liabilities	$--

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statement of operations and other comprehensive loss (“OCL”) for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30		Six months ended June 30
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Amount of Loss Recognized in OCL on Derivative (Effective Portion)	$(771,965)	$--	$(771,965)	$--
Amount of Loss Reclassified from Accumulated OCL into Income (Effective Portion)	$--	$--	$--	$--
Amount of Loss Recognized in Income on Derivative (Ineffective Portion)	$(190)	$--	$(190)	$--

	Three months ended June 30		Six months ended June 30
Derivatives Not Designated as Hedging Instruments	2014	2013	2014	2013
Amount of Loss Recognized in Income on Derivative (Ineffective Portion)	$(32,027)	$--	$(71,240)	$--

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
26

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Derivative interest rate instruments	$--	$(843,395)	$--
Total liabilities	$--	$(843,395)	$--

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

(8)  Income Tax

The Company had no uncertain tax positions as of June 30, 2014 and December 31, 2013. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of June 30, 2014. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive loss for the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, returns for the calendar years 2013, 2012 and 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(9)  Distributions

The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount of $0.001643836, per share based upon a 365-day period. During the three months ended June 30, 2014 and 2013, the Company declared distributions totaling $2,001,051 and $157,306, respectively. During the six months ended June 30, 2014 and 2013, the Company declared cash distributions totaling $3,288,712 and $231,906, respectively.

(10)  Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of June 30, 2014 and 2013, the Company did not have any dilutive common share equivalents outstanding.

(11)  Commitments and Contingencies

Three of the Company’s properties had earnout components related to property acquisitions. The maximum potential earnout payment was $4,287,901 at June 30, 2014.

The table below presents the change in the Company’s earnout liability for the six months ended June 30, 2014 and 2013.

	For the six months ended June 30,
	2014	2013
Earnout liability-beginning of period	$723,237	$--
Increases:
Acquisitions	4,109,508	--
Amortization expense	74,217	--
Decreases:
Earnout payments	(734,122)	--
Other:
Adjustments to acquisition related costs	(9,057)	--
Earnout liability – end of period	$4,163,783	$--

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

(12)  Segment Reporting

The Company has one reportable segment as defined by U.S. GAAP for the three and six months ended June 30, 2014 and 2013.

Concentration of credit risk with respect to accounts receivable currently exists due to the small number of tenants currently comprising the Company's rental revenue. The concentration of revenues for these tenants increases the Company's risk associated with nonpayment by these tenants. In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

For the six months ended June 30, 2014, approximately 13.5% of the Company’s rental revenue was generated by twelve properties leased to Dolgencorp, LLC, a subsidiary of Dollar General Corporation, and approximately 11.3% of the Company’s rental revenue was derived from L.A. Fitness.

(13)  Transactions with Related Parties

The Company is party to an agreement with an LLC formed as an insurance association captive which is wholly-owned by the Company, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., and Retail Properties of America, Inc. The entity is included in the Company’s disclosure of Investment in Unconsolidated Entity (note 4) and is included in investment in unconsolidated entity in the accompanying consolidated balance sheets.

The Company owns 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1,000 at June 30, 2014 and December 31, 2013. This amount is included in other assets in the accompanying consolidated balance sheets.

As of June 30, 2014, the Company was owed funds from related parties in the amount of $377 which was due from related parties for reimbursement of costs paid by the Company in connection with certain properties that the Company considered acquiring, but ultimately decided not to acquire, which were subsequently acquired by a related party. This amount is included in other assets in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the Company’s related party transactions for three and six months ended June 30, 2014 and 2013. Certain compensation and fees payable to the Business Manager for services to be provided to the Company are limited to maximum amounts.

		Three months ended June 30		Six months ended June 30		Amount Unpaid as of
		2014	2013	2014	2013	June 30, 2014	December 31, 2013
General and administra- tive reimbursements	(a)	$72,175	$61,533	$164,062	$119,223	$112,475	$76,158
Affiliate share purchase discounts	(b)	22,256	911	40,800	255,192	--	--
Total general and administrative expenses		$94,431	$62,444	$204,862	$374,415	$112,475	$76,158

Acquisition related costs	(c)	$2,220,416	$(15,030)	$2,811,965	$15,205	$3,657,704	$1,044,214
Offering costs	(d)	4,917,471	625,515	8,798,957	886,024	158,566	137,251
Sponsor non-interest bearing advances	(e)	--	--	--	--	1,630,000	1,630,000
Real estate management fees	(f)	120,554	19,196	178,766	39,350	--	--
(Recovery of) business management fee	(g)	--	52,266	(226,280)	104,532	--	104,532
Sponsor contribution	(h)	500,000	--	500,000	--	--	--

(a)	The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive loss. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(b)	The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 40,800 shares to related parties during the six months ended June 30, 2014.

(c)	The Company will pay the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired. The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition of real estate assets, regardless of whether the Company acquires the real estate assets, subject to limits, as defined. Such costs are included in acquisition related costs in the accompanying consolidated statements of operations and other comprehensive loss. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.
30

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(d)	A related party of the Business Manager receives selling commissions equal to 7.0% of the sale price for each share sold and a marketing contribution equal to 3.0% of the gross offering proceeds from shares sold, the majority of which is re-allowed (paid) to third party soliciting dealers. The Company also reimburses a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds. The expenses will be reimbursed from amounts paid or re-allowed to these entities as a marketing contribution. The Company will reimburse the Sponsor, its affiliates and third parties for costs and other expenses of the Offering that they pay on the Company’s behalf, in an amount not to exceed 1.5% of the gross offering proceeds from shares sold in the “best efforts” offering. The Company does not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the DRP. Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(e)	As of June 30, 2014 and December 31, 2013, the Company incurred $18,354,606 and $9,023,148 of offering and organization costs, respectively, of which $1,630,000 was advanced by the Sponsor. Our Business Manager or its affiliates will pay or reimburse any organization or offering costs, including any issuer costs, that exceed 11.5% of the gross offering proceeds from shares sold in the “best efforts” offering over the life of the Offering.

(f)	For each property that is managed by Inland National Real Estate Services, LLC, or its affiliates, collectively the Real Estate Managers, the Company will pay a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. Each Real Estate Manager will determine, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by one of the Real Estate Managers or its affiliates, the Company will pay the Real Estate Manager a separate leasing fee based upon prevailing market rates applicable to the geographic market of that property. Further, in the event that the Company engages its Real Estate Managers to provide construction management services for a property, the Company will pay a separate construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project. The Company also will reimburse each Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Managers and their affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of any of the Real Estate Managers.

(g)	The Company will pay the Business Manager an annual business management fee equal to 0.65% of its “average invested assets,” as defined in the business management agreement, payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. For the six months ended June 30, 2014, the Business Manager was entitled to a business management fee in the amount equal to $433,410, which was permanently waived. In the three months ended March 31, 2014, the Business Manager also permanently waived business management fees of $226,280 incurred for the year ended December 31, 2013, which was included as a reduction of due to related parties in the accompanying consolidated balance sheets as of December 31, 2013.

(h)	For the three and six months ended June 30, 2014, the Sponsor contributed $500,000 to the Company. Our Sponsor has not received, and will not receive, any additional shares of our common stock for making this contribution. There is no assurance that our Sponsor will continue to contribute any additional monies.
31

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(14)  Subsequent Events

The board of directors of the Company declared distributions payable to stockholders of record each day beginning on the close of business on July 1, 2014 through the close of business on September 30, 2014. Distributions were declared in a daily amount equal to $0.001643836 per share, based upon a 365-day period, which equates to $0.60 or a 6% annualized rate based on a purchase price of $10.00 per share. Distributions were paid monthly in arrears, as follows:

•	In July 2014, total distributions declared for the month of June 2014 were paid in the amount equal to $743,603, of which $366,415 was paid in cash and $377,188 was reinvested through the Company’s DRP, resulting in the issuance of an additional 39,704 shares of common stock.

•	In August 2014, total distributions declared for the month of July 2014 were paid in the amount equal to $904,693, of which $445,903 was paid in cash and $458,790 was reinvested through the Company’s DRP, resulting in the issuance of an additional 48,294 shares of common stock.

On July 11, 2014, the Company acquired a fee simple interest in a 86,800 square foot retail property known as Pick ‘n Save Center located in West Bend, WI. The Company purchased this property from an unaffiliated third party for approximately $24,000,000, of which $19,100,000 was funded at the initial close, plus closing costs.

On July 31, 2014, the Company entered into a $11,650,000 loan secured by a first mortgage on Pick ‘n Save Center. This loan bears interest at a variable rate equal to LIBOR plus 1.60% per annum, and matures on July 31, 2019. In connection with the loan, the Company entered into an interest rate swap to fix the floating LIBOR interest rate. As a result, the effective annual interest rate is 3.54% per annum.

On August 4, 2014, the Company acquired a fee simple interest in a 123,890 square foot retail property known as Harris Plaza located in Layton, UT. The Company purchased this property from two unaffiliated third parties for approximately $27,400,000, of which $27,100,000 was funded at the initial close, plus closing costs.

On August 4, 2014, the Company’s Sponsor contributed $140,000 to the Company. For U.S. GAAP purposes, these monies have been treated as a capital contribution from the Company’s Sponsor, although the Company’s Sponsor has not received, and will not receive, any additional shares of the Company’s common stock for this contribution.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table provides information regarding the total shares sold in our offering as of August 11, 2014:

	Shares	Gross Offering Proceeds ($) (1)	Commissions and Fees ($) (2)	Proceeds to Us, Before Expenses ($) (3)
From our Sponsor in connection with our formation:	20,000.000	200,000	--	200,000
Shares sold in the offering:	22,586,099.771	224,159,608	20,669,759	203,489,849
Shares sold pursuant to our distribution reinvestment plan:	288,944.512	2,744,973	--	2,744,973
Shares purchased pursuant to our share repurchase program:	(4,000.000)	(37,000)	--	(37,000)
Total:	22,891,044.283	227,067,581	20,669,759	206,397,822

(1)	Gross proceeds received by us as of the date of this table for shares sold to investors pursuant to accepted subscription agreements.
(2)	Inland Securities Corporation serves as dealer manager of the Offering and is entitled to receive selling commissions and certain other fees, as discussed further in the prospectus for the “best efforts” offering dated October 18, 2012 as the same may be supplemented from time to time.
(3)	Organization and offering expenses, excluding commissions, will not exceed 1.5% of the gross offering proceeds. These expenses include registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “may,” “could,” “should,” “expect,” “intend,” “plan,” “goal,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “variables,” “potential,” “continue,” “expand,” “maintain,” “create,” “strategies,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions, are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014, and factors described below:

•	We may not be able to raise capital sufficient to achieve our investment objectives;
•	We have a limited operating history and the prior performance of programs sponsored by Inland Real Estate Investment Corporation or “IREIC” should not be used to predict our future results;
•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	We may suffer from delays in selecting, acquiring and developing suitable assets;
•	To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our “best efforts” offering, which will reduce the amount of cash available to be invested in assets, negatively impact the value of our stockholders’ investment and be dilutive to our stockholders;
•	We have incurred net losses on a U.S. GAAP basis for the six months ended June 30, 2014 and 2013, and there is no assurance that we will become profitable or generate positive cash flow from operations;
•	There is no established public trading market for our shares, our stockholders may not be able to sell their shares under our share repurchase program and, if our stockholders are able to sell their shares under the program, or otherwise, they may not be able to recover the amount of their investment in our shares;
•	Our charter generally allows us to borrow up to 300% of our net assets, equivalent to 75% of the costs of our assets;
•	IREIC may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Managers;
•	We do not have arm’s-length agreements with our Business Manager, our Real Estate Managers or any other affiliates of IREIC;
•	We pay significant fees to our Business Manager, Real Estate Managers and other affiliates of our Sponsor;
•	Our Business Manager and its affiliates will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders;
34

•	Our properties may compete with the properties owned by other programs sponsored by IREIC or Inland Private Capital Corporation for, among other things, tenants;
•	Our Business Manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee or any acquisition fee;
•	We generated a significant portion of our revenue from two tenants, and rental payment defaults by these significant tenants could adversely affect our results of operations;
•	The majority of our real estate investments include single-tenant properties that may be difficult to sell or re-lease upon tenant defaults or early termination; and
•	If we fail to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

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

The following discussion and analysis relates to the three and six months ended June 30, 2014 and 2013 and as of June 30, 2014 and December 31, 2013. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are an externally managed Maryland corporation formed in August 2011 to acquire a diversified portfolio of commercial real estate located throughout the United States. We are managed by our business manager, IREIT Business Manager & Advisor, Inc. referred to herein as our “Business Manager.” To date, we have focused on acquiring retail properties. We believe that these properties continue to outperform other property types. We will continue to focus on retail properties unless and until the returns from other properties exceed those that we believe are available from investing in retail. While we may acquire retail properties, office buildings, multi-family properties and industrial/distribution and warehouse facilities, within these property types, we will focus primarily on “core” real estate assets.

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

At June 30, 2014, we owned 20 retail properties, totaling 1,115,696 square feet. At June 30, 2014, our portfolio had weighted average physical and economic occupancy of 97.5% and 98.5%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties are subject to an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing related to certain vacant spaces, although we own the entire property. We are not obligated to pay this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the acquisition agreement. As of June 30, 2014, annualized base rent per square foot averaged $14.44 for all properties. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

On October 18, 2012 we commenced our initial public offering, referred to herein as the “Offering.” We are offering 150,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation, or “Inland Securities,” our dealer manager, a wholly owned subsidiary of our Sponsor. “Best efforts” means that Inland Securities is not obligated to purchase any specific number or dollar amount of shares. We also are offering up to 30,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan (“DRP”). In each case, the offering price was determined by our board of directors. We qualified and elected to be taxed as a REIT commencing with the tax year ended December 31, 2013 for federal income tax purposes.

Market Outlook

Based on the minutes from the June 17 – 18, 2014 meeting of the Federal Open Market Committee, the Federal Reserve Board (“Federal Reserve”) reiterated that the bond buying stimulus program known as quantitative easing would end in October 2014 signaling that the Federal Reserve believes the U.S. economy is stabilizing and is expected to grow at a measured but sustained pace and that the need for continued stimulus is diminishing. These actions and comments suggest that the Federal Reserve will eventually return to a normalized monetary policy.

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

Today’s economic environment continues to be characterized by historically low interest rates which may start to decrease capitalization rates for commercial properties. Commercial property prices have nearly recovered to 2007 values in many sectors. Although mild, we believe that the economy is moving from recovery status toward an expansionary cycle. Demographic trends are also favorable. In the past four years the population of the United States has grown, but there has been very little new real estate development during this period of time. While tenants recently have had pricing power over property owners, we believe we have reached an inflection point where that pricing power related to tenant leases will return to the property owner due to supply and demand considerations.

Our management team continues to believe that we can produce better risk adjusted returns by investing in multi-tenant necessity-based retail shopping centers than other types of commercial real estate. Multi-tenant retail assets tend to be relatively stable, yet they allow for growth opportunities in a recovering market. A needs-based shopping center usually consists of a large anchor tenant, like a supermarket, that draws patrons to the property along with a number of supporting tenants in smaller shop space. The anchor generally has a long-term lease that stabilizes cash flow to the property.

Our general experience tells us that a period of economic expansion can translate into rising rental rates and consequently, increases in the net operating income (“NOI”) of a property, particularly at multi-tenant retail properties due to a higher instance of lease roll-over as the smaller tenants typically have shorter leases (usually between 1-3 years). In comparison to properties with longer leases, this provides significantly more opportunities to capture increases in rental rates and NOI at a rate above inflation. By capturing NOI growth rates above inflation, real value is added to a property. As of June 30, 2014, we own 12 single-tenant properties and 8 multi-tenant properties with average lease expirations of 13 years and 7 years, respectively.

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
  If we begin to experience inflation, multi-tenant retail real estate can act as a hedge because of the expected ability to increase rents at a pace that keeps up with inflation.

Our investment mandate allows us to build our portfolio with core assets in core markets. We endeavor to find the best risk-adjusted opportunities, given the considerable resources available to us through our Real Estate Managers, our Business Manager and Inland Real Estate Acquisitions, or “IREA.”

Liquidity and Capital Resources

General

Our principal demand for funds is to acquire real estate assets, to pay operating and offering expenses, to pay interest on our outstanding indebtedness, to fund repurchases of previously issued stock and to pay distributions to our stockholders.  We generally seek to fund our cash needs for items other than asset acquisitions and offering costs from operations. Our cash needs for acquisitions are funded primarily from the sale of our shares, including those offered for sale through our DRP, as well as financing obtained concurrent with an acquisition or in the future.  There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations.  Our Business Manager and IREA evaluate potential acquisitions and engage in negotiations with sellers and lenders on our behalf.  Pending investment in real estate assets, we may decide to invest proceeds from the Offering in investments that could yield lower returns than those earned on real estate assets.

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

As of June 30, 2014, the Offering generated proceeds, net of commissions, the marketing contribution and due diligence expense reimbursements, the majority of which are re-allowed to third party soliciting dealers, totaling approximately $142.4 million.

Through June 30, 2014, our liquidity needs have primarily been to purchase twenty retail properties, to pay operating, organization and offering costs and to pay distributions. During the first six months of 2014, we funded the purchase of Park Avenue Shopping Center, North Hills Square, Mansfield Pointe, MidTowne Shopping Center, Lakeside Crossing and Dogwood Festival with mortgage debt of approximately $85.0 million and proceeds from the Offering of $84.6 million.

As of June 30, 2014, we had total debt outstanding of approximately $117.5 million, which bore interest at a weighted average interest rate of 2.27% per annum, of which approximately $9.8 million is due in 2015, $15.3 million is due in 2018, $85.0 million is due in 2019 and the remaining amount of approximately $7.4 million is due in 2027. As of June 30, 2014 and December 31, 2013 our borrowings were 50% and 52%, respectively, of the purchase price of our properties.

As of June 30, 2014, our Sponsor has advanced approximately $1.63 million to us for the payment of organization and offering costs.

Cash Flow Analysis

	For the six months ended June 30,
	2014	2013
Net cash flows provided by (used in) operating activities	$2,221,609	$(1,031,772)
Net cash flows used in investing activities	$(169,972,529)	$(112,941)
Net cash flows provided by financing activities	$164,089,036	$110,616

Cash provided by (used in) operating activities was $2,221,609 and $(1,031,772) for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, funds generated from rental and tenant recovery income were offset primarily by property operating, interest, acquisition and general and administrative expenses. The increase from 2013 to 2014 is due to the growth of our real estate portfolio. For the six months ended June 30, 2013, the cash deficit was funded by net offering proceeds.

Cash used in investing activities was $169,972,529 and $112,941 for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, we paid $169,809,390 for the purchase of six shopping centers, paid $15,235 in capital expenditures at our properties and funded $147,904 to other assets and a required lender held replacement escrow. During the six months ended June 30, 2013, we invested $100,000 in exchange for a membership interest in a limited liability company formed as an insurance association captive, which is wholly-owned by the Company, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc. and Retail Properties of America, Inc., and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services, Inc. We also funded $6,500 in capital expenditures and $6,441 to a required lender held replacement escrow.

Cash provided by financing activities was $164,089,036 and $110,616 for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, we generated proceeds from the sale of shares, net of offering costs paid, of $81,689,352 and proceeds from the DRP of $1,428,012, paid distributions of $2,849,972 and share repurchases of $37,000 and funded $734,122 in deferred investment property acquisition obligation payments for an earnout closing at Wedgewood Commons. We also generated $84,969,294 in loan proceeds, paid $876,528 in loan costs and received a capital contribution from our Sponsor of $500,000. During the six months ended June 30, 2013, we generated proceeds from the sale of shares, net of offering costs paid, of $9,317,924 and proceeds from the DRP of $75,539, and paid distributions of $183,995. We also used $9,020,460 of offering proceeds to repay mezzanine financing, paid $8,180 in loan costs and are owed $70,212 from related parties for reimbursements of costs in connection with certain properties that we considered acquiring, but ultimately decided not to acquire, which were subsequently acquired by a related party.

A summary of the distributions declared, distributions paid and cash flows provided by operations for the six months ended June 30, 2014 and 2013 follows:

Six Months Ended June 30,	Distribu- tions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total (2)	Cash Flows From Operations	Net Offering Proceeds (3) (4)

2014	$3,288,712	$0.30	$1,421,960	$1,428,012	$2,849,972	$2,221,609	$81,689,352

2013	$231,906	$0.30	$108,456	$75,539	$183,995	$(1,031,772)	$9,317,924

(1)	Assumes a share was issued and outstanding each day during the period.
(2)	On May 12, 2014, our Sponsor contributed $500,000 and on August 4, 2014, our Sponsor contributed $140,000 to us. For U.S. GAAP purposes, these monies have been treated as a capital contribution from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for this contribution.
(3)	A portion of distributions paid for the six months ended June 30, 2014, were paid from the net proceeds of our “best efforts” offering.
(4)	The Offering commenced on October 18, 2012.

Results of operations

The following discussions are based on our consolidated financial statements for the three and six months ended June 30, 2014 and 2013.

These sections describe and compare our results of operations for the three and six months ended June 30, 2014 and 2013. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended June 30, 2014 and 2013

A total of 13 of our 20 investment properties were acquired on or before April 1, 2013 and represent our “same store” properties during the three months ended June 30, 2014 and 2013. “Non-same store,” as reflected in the table below, includes properties acquired after April 1, 2013. For the three months ended June 30, 2014, seven properties were included in non-same store and for the three months ended June 30, 2013, no properties were included in non-same store. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line rental income, amortization of lease intangibles, interest, and depreciation and amortization for the three months ended June 30, 2014 and 2013, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	For the three months ended June 30,
	2014	2013
Rental and tenant recovery income:
“Same store” investment properties, 13 properties
Rental income	$597,169	$597,169
Tenant recovery income	85,288	105,035
Other property income	--	--
“Non-same store” investment properties
Rental income	2,181,224	--
Tenant recovery income	611,666	--
Other property income	4,154	--
Total property income	$3,479,501	$702,204

Property operating expenses:
“Same store” investment properties
Property operating expenses	$45,044	$54,509
Real estate tax expense	71,955	74,805
“Non-same store” investment properties
Property operating expenses	406,635	--
Real estate tax expense	319,409	--
Total property operating expenses	$843,043	$129,314

Property net operating income
“Same store” investment properties	$565,458	$572,890
“Non-same store” investment properties	2,071,000	--
Total property net operating income	$2,636,458	$572,890

Other income:
Straight-line rental income	$47,106	$2,868
Amortization of lease intangibles, net	(16,282)	6,180
Interest income	4,681	--
Equity in earnings (loss) of unconsolidated entity	(7,792)	3,870

Other expense:
General and administrative expenses	359,418	273,215
Acquisition related expenses	2,685,875	(3,463)
Depreciation and amortization	1,535,850	249,813
(Recovery of) business management fee	--	52,266
Interest expense	446,278	466,323
Net loss	$(2,363,250)	$(452,346)

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended June 30, 2014, with the results of the same investment properties owned during the three months ended June 30, 2013, property net operating income decreased $7,432, total property income decreased $19,747, and total property operating expenses including real estate tax expense decreased $12,315 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

The decrease in “same store” total property income and total property operating expenses is primarily due to a decrease in salt and snow removal expense during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, which resulted in decreased tenant recovery income. “Same store” total property net operating income decreased due to a lower recovery percentage for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

“Non-same store” total property net operating income increased $2,071,000 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase is a result of acquiring seven multi-tenant retail properties after April 1, 2013. On a “non-same store” basis, total property income increased $2,797,044 and total property operating expenses increased $726,044 during the three months ended June 30, 2014 as a result of these acquisitions.

Other income. Other income increased $14,795 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase is due to the acquisition of investment properties in December 2013 and the first six months of 2014, which increased straight-line rental income by $44,238 and decreased amortization of lease intangibles, net by $22,462. The increase is also due to an increase in interest income of $4,681 as a result of increased cash available to invest due to an increase in offering proceeds offset by a decrease in equity in earnings (loss) of unconsolidated entity of $11,662.

Other expense. Other expense increased $3,989,267 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase is primarily due to an increase in acquisition related expenses and depreciation and amortization offset by a decrease in business management fees and interest expense.

Acquisition related expenses increased $2,689,338 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. These expenses include acquisition, dead deal and transaction related costs and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates. The increase for the three months ended June 30, 2014 is due to an increase in acquisition activity during 2014.

Depreciation and amortization increased $1,286,037 for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. This increase is due to the acquisition of seven multi-tenant retail properties which occurred in December 2013 and during the first six months of 2014.

Business management fees decreased $52,266 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. For the three months ended June 30, 2014, the Business Manager was entitled to a business management fee in the amount equal to $293,892, which was permanently waived.

Interest expense decreased $20,045 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease is primarily due to the payoff of approximately $15.4 million in mortgages and notes payable during 2013. The decrease in interest expense was partially offset by interest associated with financings of new acquisitions which occurred in December 2013 and the first six months of 2014.

Comparison of the six months ended June 30, 2014 and 2013

A total of 13 of our 20 investment properties were acquired on or before January 1, 2013 and represent our “same store” properties during the six months ended June 30, 2014 and 2013. “Non-same store,” as reflected in the table below, includes properties acquired after January 1, 2013. For the six months ended June 30, 2014, seven properties were included in non-same store and for the six months ended June 30, 2013, no properties were included in non-same store. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line rental income, amortization of lease intangibles, interest, and depreciation and amortization for the six months ended June 30, 2014 and 2013, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	For the six months ended June 30,
	2014	2013
Rental and tenant recovery income:
“Same store” investment properties, 13 properties
Rental income	$1,194,337	$1,194,337
Tenant recovery income	205,693	187,965
Other property income	--	--
“Non-same store” investment properties
Rental income	2,945,965	--
Tenant recovery income	815,669	--
Other property income	4,154	--
Total property income	$5,165,818	$1,382,302

Property operating expenses:
“Same store” investment properties
Property operating expenses	$123,480	$94,151
Real estate tax expense	146,413	149,964
“Non-same store” investment properties
Property operating expenses	552,124	--
Real estate tax expense	420,160	--
Total property operating expenses	$1,242,177	$244,115

Property net operating income
“Same store” investment properties	$1,130,137	$1,138,187
“Non-same store” investment properties	2,793,504	--
Total property net operating income	$3,923,641	$1,138,187

Other income:
Straight-line rental income	$92,633	$5,737
Amortization of lease intangibles, net	(14,018)	12,360
Interest income	18,317	--
Equity in earnings of unconsolidated entity	(7,461)	3,870

Other expense:
General and administrative expenses	818,026	845,461
Acquisition related expenses	3,364,079	52,507
Depreciation and amortization	2,223,013	499,626
(Recovery of) business management fee	(226,280)	104,532
Interest expense	761,683	970,243
Net loss	$(2,927,409)	$(1,312,215)

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the six months ended June 30, 2014, with the results of the same investment properties owned during the six months ended June 30, 2013, property net operating income decreased $8,050, total property income increased $17,728 and total property operating expenses including real estate tax expense increased $25,778 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

The increase in “same store” total property income and total property operating expenses is primarily due to an increase in salt and snow removal expense during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, which resulted in increased tenant recovery income. “Same store” total property net operating income decreased due to a lower recovery percentage for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

“Non-same store” total property net operating income increased $2,793,504 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase is a result of acquiring seven multi-tenant retail properties after January 1, 2013. On a “non-same store” basis, total property income increased $3,765,788 and total property operating expenses increased $972,284 during the six months ended June 30, 2014 as a result of these acquisitions.

Other income. Other income increased $67,504 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase is due to the acquisition of investment properties in December 2013 and the first six months of 2014, which increased straight-line rental income by $86,896 and decreased amortization of lease intangibles, net by $26,378. The increase is also due to an increase in interest income of $18,317 as a result of increased cash available to invest due to an increase in offering proceeds offset by a decrease in equity in earnings (loss) of unconsolidated entity of $11,331.

Other expense. Other expense increased $4,468,152 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The increase is primarily due to an increase in acquisition related expenses and depreciation and amortization offset by a decrease in business management fees and interest expense.

Acquisition related expenses increased $3,311,572 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. These expenses include acquisition, dead deal and transaction related costs and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates. The increase for the six months ended June 30, 2014 is due to an increase in acquisition activity during 2014.

Depreciation and amortization increased $1,723,387 for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. This increase is due to the acquisition of seven multi-tenant retail properties which occurred in December 2013 and the first six months of 2014.

Business management fees decreased $330,812 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. For the six months ended June 30, 2014, the Business Manager was entitled to a business management fee in the amount equal to $433,410, which was permanently waived. In the six months ended June 30, 2014, the Business Manager also permanently waived business management fees of $226,280 incurred for the year ended December 31, 2013.

Interest expense decreased $208,560 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease is primarily due to the payoff of approximately $15.4 million in mortgages and notes payable during 2013. The decrease in interest expense was partially offset by interest associated with financings of new acquisitions which occurred in December 2013 and the first six months of 2014.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014, under the heading “Critical Accounting Policies.”

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Distribution Reinvestment and Share Repurchase Programs

We provide the Distribution Reinvestment Program or “DRP” to facilitate additional investment in our shares at a discount from the offering price in the Offering and without being charged sales commission, the marketing contribution or the due diligence expense allowance and the Share Repurchase Program or “SRP” to provide limited liquidity for stockholders.

Specifically, stockholders may acquire additional shares without paying sales commissions, the marketing contribution or the due diligence expense allowance by reinvesting some or all of their distributions through the DRP. Presently, the DRP shares are issued through our DRP at a price equal to $9.50 per share.

The SRP is designed to provide existing stockholders with limited interim liquidity by enabling them to sell shares back to us subject to certain restrictions, as defined in the SRP. The prices at which shares may be sold back to us as Ordinary Repurchases, as defined in the SRP, are as follows:

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

We are authorized to fund any repurchases by using only the proceeds generated from sales of shares under our DRP and we will limit the number of Ordinary Repurchases, as defined in the SRP, during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. Shares repurchased by the Company will be cancelled and will have the status of authorized but unissued shares. The repurchased shares will not be reissued unless they are first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with exemptions from the registration provisions contained in these laws. During any offering period, the repurchase price will be equal to or below the price of the shares specified in the Offering.

In the case of an Exceptional Repurchase, as defined in the SRP, upon the death or qualifying disability of a stockholder, the price at which shares may be sold back to us is equal to 100% of the share price. Exceptional Repurchases are not subject to a one-year holding period, or the 5% repurchase limit discussed above, and may be repurchased with funds of any type.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Non-GAAP Financial Measures

Accounting for real estate assets in accordance with U.S. GAAP assumes the value of real estate assets is reduced over time. Since real estate values rise and fall with market conditions, many investors deem presentation of operating results from real estate companies that use U.S. GAAP accounting to be insufficient by themselves. We consider Funds from Operations, or FFO, a widely accepted and appropriate measure of performance for a REIT. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities in which the REIT holds an interest. In addition, NAREIT has further clarified the FFO definition to add-back impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate. We have adopted the NAREIT definition for computing FFO.

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

For the six months ended June 30, 2014 and 2013, we paid distributions of $2,849,972 and $183,995, respectively, and declared distributions of $3,288,712 and $231,906, respectively. For the six months ended June 30, 2014 and 2013, our FFO was $(704,396) and $(812,589), respectively, our MFFO was $2,652,498 and $(778,179), respectively, and our cash flow from operations was $2,221,609 and $(1,031,772), respectively. On May 12, 2014, our Sponsor contributed $500,000 and on August 4, 2014, our Sponsor contributed $140,000 to us. For U.S. GAAP purposes, these monies have been treated as a capital contribution from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for this contribution. Our FFO and MFFO for the period ended June 30, 2014 and 2013 is calculated as follows:

		For the six months ended June 30,
		2014	2013
	Net loss	$(2,927,409)	$(1,312,215)
Add:	Depreciation and amortization related to investment properties	2,223,013	499,626
	Funds from operations (FFO)	(704,396)	(812,589)

Add:	Acquisition related costs	3,364,079	52,507
	Unrealized loss from interest rate swap	71,430	--
Less:	Amortization of acquired market lease intangibles, net	14,018	(12,360)
	Straight-line rental income	(92,633)	(5,737)
	Modified funds from operations (MFFO)	$2,652,498	$(778,179)

Selected Financial Data

The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations. This selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

	June 30, 2014	December 31, 2013
Total assets	$266,568,630	$91,238,523
Mortgages and notes payable	$117,499,638	$32,530,344

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Total income	$3,510,325	$711,252	$5,244,433	$1,400,399
Net loss	$(2,363,250)	$(452,346)	$(2,927,409)	$(1,312,215)
Net loss per common share, basic and diluted (a)	$(0.18)	$(0.43)	$(0.26)	$(1.68)
Distributions paid to common stockholders	$1,772,653	$129,885	2,849,972	$183,995
Distributions declared to common stockholders	$2,001,051	$157,306	$3,288,712	$231,906
Distributions per weighted average common share (a)	$0.15	$0.15	$0.30	$0.30
Cash flows provided by (used in) operating activities	$1,800,507	$(242,969)	$2,221,609	$(1,031,772)
Cash flows used in investing activities	$(135,691,168)	$(53,226)	$(169,972,529)	$(112,941)
Cash flows provided by (used in) financing activities	$123,334,340	$(1,333,645)	$164,089,036	$110,616
Sponsor contribution	$500,000	$--	$500,000	$--
Weighted average number of common shares outstanding, basic and diluted	13,377,773	1,051,400	11,053,602	779,333

(a)	The net loss attributable to common stockholders, per share basic and diluted, is based upon the weighted average number of common shares outstanding for the three and six months ended June 30, 2014 and 2013, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the period ended.

Subsequent Events

The board of directors of the Company declared distributions payable to stockholders of record each day beginning on the close of business on July 1, 2014 through the close of business on September 30, 2014. Distributions were declared in a daily amount equal to $0.001643836 per share, based upon a 365-day period, which equates to $0.60 or a 6% annualized rate based on a purchase price of $10.00 per share. Distributions were paid monthly in arrears, as follows:

•	In July 2014, total distributions declared for the month of June 2014 were paid in the amount equal to $743,603, of which $366,415 was paid in cash and $377,188 was reinvested through the Company’s DRP, resulting in the issuance of an additional 39,704 shares of common stock.

•	In August 2014, total distributions declared for the month of July 2014 were paid in the amount equal to $904,693, of which $445,903 was paid in cash and $458,790 was reinvested through the Company’s DRP, resulting in the issuance of an additional 48,294 shares of common stock.

On July 11, 2014, we acquired a fee simple interest in a 86,800 square foot retail property known as Pick ‘n Save Center located in West Bend, WI. We purchased this property from an unaffiliated third party for approximately $24.0 million, of which $19.1 million was funded at the initial close, plus closing costs.

On July 31, 2014, we entered into a $11.65 million loan secured by a first mortgage on the Pick ‘n Save Center. This loan bears interest at a variable rate equal to LIBOR plus 1.60% per annum, and matures on July 31, 2019. In connection with the loan, we entered into an interest rate swap to fix the floating LIBOR interest rate. As a result, the effective annual interest rate is 3.54% per annum.

On August 4, 2014, we acquired a fee simple interest in a 123,890 square foot retail property known as Harris Plaza located in Layton, UT. The Company purchased this property from two unaffiliated third parties for approximately $27.4 million, of which $27.1 million was funded at the initial close, plus closing costs.

On August 4, 2014, our Sponsor contributed $140,000 to us. For U.S. GAAP purposes, these monies have been treated as a capital contribution from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for this contribution.

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

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. As of June 30, 2014, we had outstanding debt bearing interest at fixed and variable rates of $7,480,450 and $110,019,188, respectively. The interest rates range from 1.90% to 4.35% per annum. At June 30, 2014, our mortgage loans outstanding had a weighted average interest rate of 2.27%.

If market rates of interest on all debt which is subject to variable rates as of June 30, 2014 permanently increased by 1% (100 basis points), the increase in interest expense on this debt would decrease future earnings and cash flows by approximately $1,100,192 annually. If market rates of interest on all debt which is subject to variable rates as of June 30, 2014 permanently decreased by 1% (100 basis points), the decrease in interest expense on this debt would increase future earnings and cash flows by the same amount, provided the variable rate of interest was greater than the minimum rate of interest.

We use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy. We have used derivative financial instruments, specifically interest rate swap contracts, to hedge against interest rate fluctuations, which exposes us to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us because the counterparty may not perform. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We will seek to manage the market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. There is no assurance we will be successful.

With regard to variable rate financing, our Business Manager assesses our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our Business Manager maintains risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on our stockholders’ investment may be reduced.

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of June 30, 2014:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value at June 30, 2014
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	1 month LIBOR	$5,525,000	$(104,088)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	1 month LIBOR	14,200,000	(137,783)
May 23, 2014	May 1, 2015	May 8, 2019	2.00%	1 month LIBOR	8,483,751	(49,728)
June 6, 2014	June 1, 2015	May 22, 2019	2.15%	1 month LIBOR	11,683,793	(122,775)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	1 month LIBOR	20,725,000	(117,956)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	1 month LIBOR	24,351,750	(311,065)

				Total	$84,969,294	$(843,395)

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of June 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2014, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended June 30, 2014.

We have incurred a net loss on a U.S. GAAP basis for the three and six months ended June 30, 2014 of $2,363,250 and $2,927,409, respectively. Our losses can be attributed, in part, to acquisition expenses incurred while we increased the size of our portfolio. In addition, depreciation and amortization reduced our net income on a U.S. GAAP basis. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We were formed in August 2011 and, as of June 30, 2014, had acquired 20 retail properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank account. At June 30, 2014, we had cash and cash equivalents exceeding these federally insured levels. If the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

We generated a significant portion of our revenue from two tenants, and rental payment defaults by these significant tenants could adversely affect our results of operations.

For the six months ended June 30, 2014, approximately 13.5% and 11.3% of our consolidated rental revenue was generated from leases with Dolgencorp, LLC, a subsidiary of Dollar General Corporation, and L.A. Fitness, respectively. Dollar General Corporation has guaranteed all rents and other sums due under each lease with Dolgencorp, LLC in the event that Dolgencorp, LLC defaults. As a result of the concentration of revenue generated from these properties, if any of these tenants were to cease paying rent or fulfilling their other monetary obligations, or if Dollar General Corporation did not fulfill its obligations under the guarantee, we could have significantly reduced rental revenues or higher expenses until the default was cured or the properties were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms, if at all.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of June 30, 2014, we had $110,019,188 or 94% of our total debt that bore interest at variable rates.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our “best efforts” offering, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment, and is dilutive to our stockholders.

We have not yet generated positive cash flow from operations to cover distribution payments and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our “best efforts” offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, during the pendency of our “best efforts” offering, we have and will likely continue to pay distributions from the net proceeds of this Offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering, to pay distributions. There is no assurance we will generate sufficient cash flow from opertions to cover distributions. We began declaring distributions to stockholders of record during December 2012. Approximately forty percent ($1.56 million) of the distributions paid to stockholders to date have been paid from the net proceeds of our “best efforts” offering, which reduces the proceeds available for other purposes. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of our “best efforts” offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in our “best efforts” offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2012, our Registration Statement on Form S-11 (File No. 333-176775), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act. The Offering and the DRP commenced on October 18, 2012 and are ongoing.

Pursuant to the Offering, we are offering a maximum of 150,000,000 shares at a price of $10.00 per share on a “best efforts” basis. We also are offering up to 30,000,000 shares at a purchase price of $9.50 per share to stockholders who elect to participate in our DRP. The maximum aggregate price of the amount registered is $1,785,000,000. We reserve the right to reallocate the shares offered between the Offering and the DRP. The dealer manager of the Offering is Inland Securities Corporation, a wholly owned subsidiary of our Sponsor.

From the effective date of the offering through June 30, 2014, we had sold the following securities in the Offering and the DRP for the following aggregate offering prices:

•	15,808,174 shares, equal to $156,622,257 in aggregate gross offering proceeds, in the Offering; and

•	200,952 shares, equal to $1,909,041 in aggregate gross offering proceeds, pursuant to the DRP.

From the effective date of the offering through June 30, 2014, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$14,704,366
Offering costs paid to non-related parties	1,421,013
Total offering costs paid	$16,125,379

(1)	“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through June 30, 2014, the net offering proceeds to us from the Offering and the DRP, after deducting the total expenses incurred described above, were approximately $142.4 million. As of June 30, 2014, we had used approximately $101.3 million of these net proceeds to purchase interests in real estate and pay related costs, approximately $15.4 million for repayment of indebtedness used to purchase interests in real estate, approximately $1.4 million to pay loan origination costs, approximately $3.8 million to pay distributions, $100,000 to fund our investment in the insurance captive, and approximately $1.1 million to fund our operations. The remaining net proceeds were held as cash at June 30, 2014.

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

Share Repurchase Program

We are authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year under the SRP, if requested, if we choose to repurchase them. Subject to funds being available, we will limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding at December 31st of the previous calendar year. Funding for the SRP will come from proceeds we receive from the DRP. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, we are authorized to use any funds to complete the repurchase, and neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit will apply. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. In addition, our board of directors, in its sole direction, may at any time amend, suspend or terminate the SRP.

The table below outlines the shares we repurchased pursuant to our SRP during the quarter ended June 30, 2014.

Period	Total Requests for Shares Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 2014	--	--	$--	--	337,281
May 2014	--	--	$--	--	337,281
June 2014	4,000	4,000	$9.25	4,000	333,281
Total	4,000	4,000	$9.25	4,000

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

INLAND REAL ESTATE INCOME TRUST, INC.

	/s/ JoAnn M. McGuinness		/s/ David Z. Lichterman
By:	JoAnn M. McGuinness	By:	David Z. Lichterman
	President and principal executive officer		Vice President, treasurer and principal accounting officer
Date:	August 13, 2014	Date:	August 13, 2014

 Exhibit Index

Exhibit No.
10.1	Agreement for Sale and Purchase and Joint Escrow Instructions, dated as of February 18, 2014, by and between Mansfield SEQ 287 & Debbie Ltd. and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment, dated March 20, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 14, 2014 (file number 000-55146))

10.2	Assignment and Assumption of Agreement for Sale and Purchase and Joint Escrow Instructions, made and entered into as of April 8, 2014 by Inland Real Estate Acquisitions, Inc. and IREIT Mansfield Pointe, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 14, 2014 (file number 000-55146))

10.3	Lease Assignment, made and entered into as of April 8, 2014, by Mansfield SEQ 287 & Debbie Ltd. and IREIT Mansfield Pointe, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 14, 2014 (file number 000-55146))

10.4	Post Closing Agreement, made and entered into as of April 8, 2014, by Mansfield SEQ 287 & Debbie Ltd. and IREIT Mansfield Pointe, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 14, 2014 (file number 000-55146))

10.5	Purchase and Sale Agreement, dated as of March 10, 2014, by and between IMI MTLR LLC, IMI MTLR II LLC and IREIT Business Manager & Advisor, Inc., as amended by the First Amendment to the Purchase and Sale Agreement, dated April 9, 2014, as amended by the Second Amendment to the Purchase and Sale Agreement, dated April 11, 2014, as amended by the Third Amendment to the Purchase and Sale Agreement, dated April 14, 2014, as amended by the Fourth Amendment to the Purchase and Sale Agreement, dated April 15, 2014, as amended by the Fifth Amendment to the Purchase and Sale Agreement, dated April 17, 2014, as amended by the Sixth Amendment to the Purchase and Sale Agreement, dated April 18, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 24, 2014 (file number 000-55146))

10.6	Assignment and Assumption of Purchase and Sale Agreement, dated as of April 21, 2014 by IREIT Business Manager & Advisor, Inc. and Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 14, 2014 (file number 000-55146))

10.7	Loan and Security Agreement, dated as of May 7, 2014, by and among IREIT Mansfield Pointe, L.L.C., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 13, 2014 (file number 000-55146))

10.8	Promissory Note, made as of May 7, 2014, by IREIT Mansfield Pointe, L.L.C. for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 13, 2014 (file number 000-55146))
59

Exhibit No.
10.9	Guaranty, dated as of May 7, 2014, by Inland Real Estate Income Trust, Inc. in favor of JPMorgan Chase Bank, N.A. . (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 13, 2014 (file number 000-55146))

10.10	Environmental Indemnity, dated as of May 7, 2014, made by IREIT Mansfield Pointe, L.L.C. and Inland Real Estate Income Trust, Inc. in favor of JPMorgan Chase Bank, N.A. . (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 13, 2014 (file number 000-55146))

10.11	Loan Agreement, dated as of May 8, 2014, between IREIT Little Rock Park Avenue, L.L.C., and PNC Bank, National Association. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 13, 2014 (file number 000-55146))

10.12	Promissory Note, made as of May 8, 2014, by IREIT Little Rock Park Avenue, L.L.C. for the benefit of PNC Bank, National Association. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 13, 2014 (file number 000-55146))

10.13	Guaranty of Payment and Recourse Obligations, dated as of May 8, 2014, by Inland Real Estate Income Trust, Inc. to and for the benefit of PNC Bank, National Association. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 13, 2014 (file number 000-55146))

10.14	Environmental Indemnity Agreement, dated as of May 8, 2014, made by IREIT Little Rock Park Avenue, L.L.C. and Inland Real Estate Income Trust, Inc. in favor of PNC Bank, National Association. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 13, 2014 (file number 000-55146))

10.15	Loan Agreement, dated as of May 22, 2014, between IREIT Lynchburg Lakeside, L.L.C., and Capital One, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 29, 2014 (file number 000-55146))

10.16	Promissory Note, made as of May 22, 2014, by IREIT Lynchburg Lakeside, L.L.C. for the benefit of Capital One, National Association(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 29, 2014 (file number 000-55146))

10.17	Limited Guaranty, dated as of May 22, 2014, by Inland Real Estate Income Trust, Inc. in favor of Capital One, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 29, 2014 (file number 000-55146))

Exhibit No.
10.18	Environmental Indemnity, dated as of May 22, 2014, made by IREIT Lynchburg Lakeside, L.L.C. and Inland Real Estate Income Trust, Inc. in favor of Capital One, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 29, 2014 (file number 000-55146))

10.19	Agreement of Purchase and Sale of Shopping Center, dated as of October 4, 2013, by and between Lakeside Crossing Lynchburg, LLC and Inland Real Estate Acquisitions, Inc., as amended by First Amendment to Agreement of Purchase and Sale of Shopping Center between the same parties, dated as of November 19, 2013; as further amended by Second Amendment to Agreement of Purchase and Sale of Shopping Center between the same parties, dated as of December 4, 2013; as further amended by Third Amendment to Agreement of Purchase and Sale of Shopping Center dated as of December 17, 2013; as further amended by Fourth Amendment to Agreement of Purchase and Sale of Shopping Center dated as of January 2, 2014; as further amended by Fifth Amendment to Agreement of Purchase and Sale of Shopping Center dated as of January 8, 2014; as further amended by Sixth Amendment to Agreement of Purchase and Sale of Shopping Center dated as of January 16, 2014; as further amended by Seventh Amendment to Agreement of Purchase and Sale of Shopping Center dated as of January 30, 2014; as further amended by Eighth Amendment to Agreement of Purchase and Sale of Shopping Center dated as of February 6, 2014; as further amended by a Ninth Amendment to the Agreement of Purchase and Sale of Shopping Center as of February 14, 2014; as further amended by a Tenth Amendment dated as of February 21, 2014; and as further amended by a Eleventh Amendment dated as of May 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 30, 2014 (file number 000-55146))

10.20	Assignment and Assumption of Agreement of Purchase and Sale of Shopping Center, dated as of May 23, 2014, by and between IREIT Lynchburg Lakeside, L.L.C. and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 30, 2014 (file number 000-55146))

10.21	Assignment of Leases, dated as of May 23, 2014, by Lakeside Crossing Lynchburg, LLC and IREIT Lynchburg Lakeside, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 30, 2014 (file number 000-55146))

10.22	Post Closing Agreement, dated as of May 23, 2014, by and among Lakeside Crossing Lynchburg, LLC and IREIT Lynchburg Lakeside, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 30, 2014 (file number 000-55146))
61

Exhibit No.
10.23	Sale Agreement, dated as of April 30, 2014, by and between Dogwood Festival, L.L.C. and IREIT Business Manager and Advisor, Inc., as amended by the Amendment to Agreement between the same parties, dated as of June 11, 2014; as further amended by the Second Amendment to Agreement between the same parties, dated as of June 17, 2014; and as further amended by the Third Amendment to Agreement between the same parties, dated as of June 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

10.24

Assignment of Sale Agreement, dated as of June 27, 2014, by and between IREIT Business Manager and Advisor, Inc. and IREIT Flowood Dogwood, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

10.25

Assignment and Assumption of Leases, dated as of June 27, 2014, by Dogwood Festival, L.L.C. and IREIT Flowood Dogwood, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

10.26

Loan Agreement, dated as of June 27, 2014, by and among IREIT Flowood Dogwood, L.L.C. and Wells Fargo, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

10.27

Promissory Note, made as of June 27, 2014, by IREIT Flowood Dogwood, L.L.C. for the benefit of Wells Fargo, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

10.28

Guaranty of Recourse Obligations, dated as of June 27, 2014, by Inland Real Estate Income Trust, Inc. in favor of Wells Fargo, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

10.29

Environmental Indemnity Agreement, dated as of June 27, 2014, made by IREIT Flowood Dogwood, L.L.C. and Inland Real Estate Income Trust, Inc. in favor of Wells Fargo, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

10.30

Loan and Security Agreement, dated as of June 26, 2014, between IREIT Little Rock MidTowne, L.L.C. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

10.31	Promissory Note, made as of June 26, 2014, by IREIT Little Rock MidTowne, L.L.C. for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))
62

Exhibit No.
10.32

Guaranty, dated as of June 26, 2014, by Inland Real Estate Income Trust, Inc. to and for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

10.33	Environmental Indemnity Agreement, dated as of June 26, 2014, made by IREIT Little Rock MidTowne, L.L.C. and Inland Real Estate Income Trust, Inc. in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* (1)

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* (1)

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the Securities and Exchange Commission on August 13, 2014, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Other Comprehensive Loss; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.

(1)	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certification will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

63