Form 10-Q
period 2014-09-30
Inland Real Estate Income Trust, Inc.
filed 2014-11-13
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 000-55146

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

As of November 10, 2014, there were 34,954,973 shares of the registrant’s common stock, $.001 par value, outstanding.

1

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
Assets:
Investment properties:
Land	$52,492,471	$12,422,471
Building and other improvements	209,995,742	45,904,767
Total	262,488,213	58,327,238
Less accumulated depreciation	(4,230,250)	(808,145)
Net investment properties	258,257,963	57,519,093
Cash and cash equivalents	122,111,783	26,634,384
Investment in unconsolidated entity	185,812	107,126
Accounts and rents receivable	1,162,526	141,705
Acquired lease intangibles, net	25,494,234	5,854,829
Deferred loan fees, net	1,229,172	351,095
Other assets	2,121,374	630,291
Total assets	$410,562,864	$91,238,523

LIABILITIES AND EQUITY
Liabilities:
Mortgages and notes payable	$127,060,918	$32,530,344
Accounts payable and accrued expenses	2,472,432	811,431
Distributions payable	1,446,264	304,863
Acquired below market lease intangibles, net	5,888,566	759,964
Deferred investment property acquisition obligations	3,189,376	723,237
Due to related parties	3,712,854	3,155,648
Prepaid rent and other liabilities	2,769,719	200,098
Total liabilities	146,540,129	38,485,585

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, unissued	–	–
Common stock, $.001 par value, 1,460,000,000 shares authorized, 31,465,968 and 6,745,615 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	31,466	6,746
Additional paid in capital (net of offering costs of $33,268,170 and $8,994,299 as of September 30, 2014 and December 31, 2013, respectively)	280,138,947	57,735,337
Accumulated distributions and net loss	(15,605,409)	(4,989,145)
Accumulated other comprehensive loss	(542,269)	–
Total stockholders’ equity	264,022,735	52,752,938
Total liabilities and stockholders’ equity	$410,562,864	$91,238,523

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income:
Rental income	$4,863,173	$605,943	$9,082,090	$1,818,377
Tenant recovery income	1,147,269	86,738	2,168,631	274,703
Other property income	32,136	–	36,290	–
Total income	6,042,578	692,681	11,287,011	2,093,080

Expenses:
Property operating expenses	817,142	39,519	1,492,746	133,670
Real estate tax expense	665,591	76,869	1,232,164	226,833
General and administrative expenses	470,383	398,274	1,288,409	1,243,736
Acquisition related costs	1,020,021	29,809	4,384,100	82,315
Business management fee	441,290	52,437	215,010	156,969
Depreciation and amortization	2,634,957	249,346	4,857,970	748,972
Total expenses	6,049,384	846,254	13,470,399	2,592,495

Operating loss	(6,806)	(153,573)	(2,183,388)	(499,415)

Interest expense	(917,659)	(244,005)	(1,679,342)	(1,214,248)
Interest income	21,696	–	40,013	–
Equity in earnings of unconsolidated entity	86,147	1,912	78,686	5,782
Net loss	$(816,622)	$(395,666)	$(3,744,031)	$(1,707,881)

Net loss per common share, basic and diluted	$(0.03)	$(0.18)	$(0.24)	$(1.35)

Weighted average number of common shares outstanding, basic and diluted	23,733,441	2,221,493	15,326,661	1,265,383

Comprehensive loss:
Net loss	(816,622)	(395,666)	(3,744,031)	(1,707,881)
Unrealized gain (loss) on derivatives	229,696	–	(542,269)	–
Comprehensive loss	$(586,926)	$(395,666)	$(4,286,300)	$(1,707,881)

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENT OF EQUITY

Nine months ended September 30, 2014

(unaudited)

	Number of Shares	Common Stock	Additional Paid in Capital, Net of Offering Costs	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2013	6,745,615	$6,746	$57,735,337	$(4,989,145)	$–	$52,752,938

Distributions declared	–	–	–	(6,872,233)	–	(6,872,233)
Proceeds from offering	24,424,482	24,424	243,160,626	–	–	243,185,050
Offering costs	–	–	(24,273,871)	–	–	(24,273,871)
Proceeds from distribution reinvestment plan	304,186	304	2,889,464	–	–	2,889,768
Shares repurchased	(8,315)	(8)	(76,626)	–	–	(76,634)
Discount on shares to related parties	–	–	64,017	–	–	64,017
Unrealized loss on derivatives	–	–	–	–	(542,269)	(542,269)
Sponsor contribution	–	–	640,000	–	–	640,000
Net loss	–	–	–	(3,744,031)	–	(3,744,031)

Balance at September 30, 2014	31,465,968	$31,466	$280,138,947	$(15,605,409)	$(542,269)	$264,022,735

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,744,031)	$(1,707,881)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,857,970	748,972
Amortization of loan fees	135,429	195,844
Amortization of acquired above and below market leases, net	(16,828)	(18,266)
Straight-line rental income	(188,138)	(8,605)
Discount on shares issued to related parties	64,017	366,859
Equity in (earnings) loss of unconsolidated entity	(78,686)	(5,782)
Other non-cash adjustments	39,923	–
Changes in assets and liabilities:
Accounts payable and accrued expenses	633,483	(54,227)
Accounts and rents receivable	(832,683)	(134,774)
Due to related parties	570,967	174,719
Prepaid rent and other liabilities	706,423	(108,294)
Other assets	84,955	(472,542)
Net cash flows provided by (used in) operating activities	2,232,801	(1,023,977)

Cash flows from investing activities:
Purchase of investment properties	(214,530,013)	–
Capital expenditures	(15,235)	(243,745)
Investment in unconsolidated entity	–	(100,000)
Other assets, net of master lease payments	(618,222)	(9,668)
Net cash flows used in investing activities	(215,163,470)	(353,413)

Cash flows from financing activities:
Proceeds from offering	243,185,050	26,930,643
Proceeds from the distribution reinvestment plan	2,889,768	204,756
Share repurchases	(76,634)	–
Payment of offering costs	(24,171,470)	(3,122,742)
Distributions paid	(5,730,828)	(445,282)
Sponsor contribution	640,000	–
Due to related parties, net	377	(60,721)
Deferred investment property acquisition obligation payments	(1,845,263)	–
Proceeds from mortgages and notes payable	94,530,574	–
Payment of mortgages and notes payable	–	(15,406,717)
Payment of loan costs	(1,013,506)	(8,181)
Net cash flows provided by financing activities	308,408,068	8,091,756
Net increase in cash and cash equivalents	95,477,399	6,714,366
Cash and cash equivalents at beginning of the period	26,634,384	2,237,050
Cash and cash equivalents, at end of period	$122,111,783	$8,951,416

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Nine months ended September 30,
	2014	2013
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property,
the Company acquired assets and assumed liabilities as follows:
Land	$40,070,000	$–
Building and improvements	164,108,651	–
Acquired in place lease intangibles	17,848,489	–
Acquired above market lease intangibles	3,353,780	–
Acquired below market lease intangibles	(5,404,414)	–
Deferred investment property acquisition obligations	(4,210,772)	–
Assumed liabilities, net	(1,235,721)
Purchase of investment properties	$214,530,013	$–

Cash paid for interest	$1,480,457	$1,065,485

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$1,446,264	$136,381

Accrued offering costs payable	$403,208	$267,060

Accrued capital expenditures	$–	$72,257

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

(1)  Organization

Inland Real Estate Income Trust, Inc. was formed on August 24, 2011 to acquire and manage a diversified portfolio of commercial real estate investments located in the United States. To date, the Company has focused on acquiring retail properties. The Company entered into a Business Management Agreement (the “Agreement”) with IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an affiliate of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company. The Company is authorized to sell up to 150,000,000 shares of common stock at $10 each in an initial public “best efforts” offering (the “Offering”) which commenced on October 18, 2012 and to issue 30,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”).

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

At September 30, 2014, the Company owned 22 retail properties totaling 1,326,386 square feet. At September 30, 2014, the portfolio had weighted average physical occupancy of 96.7% and economic occupancy of 98.2%. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing related to certain vacant spaces, although it may own the entire property. The Company is not obligated to settle this contingent purchase price obligation unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement.

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

Reclassification

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

Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase price unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period from the date of acquisition, as defined. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has recorded a liability for the potential future earnout payment using estimated fair value at the date of acquisition using Level 3 inputs including market rents ranging from $14.00 to $31.00 per square foot, probability of occupancy ranging from 0% to 100% based on leasing activity and utilizing a discount rate of 8.00% to 8.25%. The Company has recorded this earnout amount as additional purchase price of the related property and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations and other comprehensive loss. The Company records changes in the underlying liability assumptions to acquisition related costs on the accompanying consolidated statements of operations and other comprehensive loss.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the above market lease value of $150,238 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $258,984 and $0 for the nine months ended September 30, 2014 and 2013, respectively, was recorded as a reduction to rental income. Amortization pertaining to the below market lease value of $181,083 and $5,906 for the three months ended September 30, 2014 and 2013, respectively, and $275,812 and $18,266 for the nine months ended September 30, 2014 and 2013, respectively, was recorded as an increase to rental income.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $708,651 and $56,318 for the three months ended September 30, 2014 and 2013, respectively, and $1,303,880 and $170,572 for the nine months ended September 30, 2014 and 2013, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted average remaining lease term. As of September 30, 2014, no amount has been allocated to customer relationship value.

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Intangible assets:
Acquired in-place lease value	$23,629,833	$5,781,344
Acquired above market lease value	3,664,919	311,139
Accumulated amortization	(1,800,518)	(237,654)
Acquired lease intangibles, net	$25,494,234	$5,854,829

Intangible liabilities:
Acquired below market lease value	$6,189,099	$784,685
Accumulated amortization	(300,533)	(24,721)
Acquired below market lease intangibles, net	$5,888,566	$759,964

As of September 30, 2014, the weighted average amortization periods for acquired in-place leases, above market lease intangibles and below market lease intangibles are 9, 7 and 12 years, respectively.

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2014 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2014 (remainder of year)	$696,501	$151,926	$(185,305)
2015	2,786,006	593,560	(718,921)
2016	2,786,006	585,993	(696,201)
2017	2,786,006	484,897	(619,184)
2018	2,786,006	406,744	(516,951)
Thereafter	10,247,774	1,182,815	(3,152,004)
Total	$22,088,299	$3,405,935	$(5,888,566)
12

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

During the three and nine months ended September 30, 2014 and 2013, the Company incurred no impairment charges.

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

Depreciation expense was $1,868,538 and $193,028 for the three months ended September 30, 2014 and 2013, respectively, and $3,422,105 and $578,400 for the nine months ended September 30, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the company’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The adoption of ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material effect on the Company’s consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(3)  Acquisitions

2014 Acquisitions

Date Acquired	Property Name	Location	Property Type	Square Footage	Purchase Price
1st Quarter
2/21/14	Park Avenue Shopping Center (1)	Little Rock, AR	Multi-tenant Retail	69,381	$23,367,587
2/27/14	North Hills Square	Coral Springs, FL	Multi-tenant Retail	63,829	11,050,000

2nd Quarter
4/8/14	Mansfield Pointe	Mansfield, TX	Multi-tenant Retail	148,529	28,100,000
5/13/14	MidTowne Shopping Center	Little Rock, AR	Multi-tenant Retail	126,288	41,450,000
5/23/14	Lakeside Crossing (1)	Lynchburg, VA	Multi-tenant Retail	62,706	16,967,503
6/27/14	Dogwood Festival	Flowood, MS	Multi-tenant Retail	187,610	48,688,846

3rd Quarter
7/11/14	Pick N Save Center (1)	West Bend, WI	Multi-tenant Retail	86,800	19,122,560
8/4/14	Harris Plaza (1)	Layton, UT	Multi-tenant Retail	123,890	27,019,238
				869,033	$215,765,734

(1)	There is an earnout component associated with the acquisition which is not included in the purchase price (note 11).

During the nine months ended September 30, 2014, the Company acquired, through its wholly owned subsidiaries, the properties listed above for an aggregate purchase price of $215,765,734. The Company financed a portion of these acquisitions by borrowing $94,530,574.

The Company incurred $1,020,021 and $29,809 during the three months ended September 30, 2014 and 2013, respectively, and $4,384,100 and $82,315 during the nine months ended September 30, 2014 and 2013, respectively, of acquisition, dead deal and transaction related costs, including underlying liability assumptions to acquisition related costs, that were recorded in acquisition related costs in the consolidated statements of operations and other comprehensive loss related to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates. For properties acquired during the nine months ended September 30, 2014, the Company recorded revenue of $6,976,460 and property net income of $1,126,473, which excludes expensed acquisition related costs.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table presents certain additional information regarding the Company’s acquisitions during the nine months ended September 30, 2014. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Property Name	Land	Buildings and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 11)
Park Avenue Shopping Center	$5,500,000	$16,365,112	$2,972,500	$(120,291)	$(1,349,734)
North Hills Square	4,800,000	5,493,151	815,870	(59,021)	–
Mansfield Pointe	5,350,000	20,002,000	3,550,362	(802,362)	–
MidTowne Shopping Center	8,810,000	29,698,674	4,369,101	(1,427,775)	–
Lakeside Crossing	1,460,000	16,998,581	1,483,036	(214,340)	(2,759,774)
Dogwood Festival	4,500,000	41,865,000	3,746,782	(1,422,936)	–
Pick N Save Center	3,150,000	14,282,926	1,790,898	–	(101,264)
Harris Plaza	6,500,000	19,403,207	2,473,720	(1,357,689)	–
Total	$40,070,000	$164,108,651	$21,202,269	$(5,404,414)	$(4,210,772)

The following condensed pro forma consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 include pro forma adjustments related to the acquisitions and related financings for such acquisitions during 2014 considered material to the consolidated financial statements which were made for Park Avenue Shopping Center, North Hills Square, Mansfield Pointe, MidTowne Shopping Center, Lakeside Crossing, Dogwood Festival, Pick N Save Center and Harris Plaza which are presented assuming the acquisition occurred on January 1, 2013 excluding acquisition related costs.

The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2014 acquisitions had been consummated as of January 1, 2013, nor does it purport to represent the results of operations for future periods.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	For the three months ended September 30, 2014
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$6,042,578	349,842	6,392,420
Net income (loss)	$(816,622)	821,991	5,369

Net income (loss) per common share, basic and diluted	$(0.03)		0.00

Weighted average number of common shares outstanding, basic and diluted	23,733,441		31,465,968

	For the three months ended September 30, 2013
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$692,681	4,298,813	4,991,494
Net income (loss)	$(395,666)	654,328	258,662

Net income (loss) per common share, basic and diluted	$(0.18)		0.01

Weighted average number of common shares outstanding, basic and diluted	2,221,493		31,465,968

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	For the nine months ended September 30, 2014
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$11,287,011	7,701,809	18,988,820
Net income (loss)	$(3,744,031)	4,028,145	284,114

Net income (loss) per common share, basic and diluted	$(0.24)		0.01

Weighted average number of common shares outstanding, basic and diluted	15,326,661		31,465,968

	For the nine months ended September 30, 2013
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$2,093,080	11,739,393	13,832,473
Net income (loss)	$(1,707,881)	461,544	(1,246,337)

Net loss per common share, basic and diluted	$(1.35)		(0.04)

Weighted average number of common shares outstanding, basic and diluted	1,265,383		31,465,968

The pro forma information for the three and nine months ended September 30, 2014 was adjusted to exclude $954,928 and $4,219,294, respectively, of acquisition related costs recorded during such periods.

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The Company entered into an agreement and paid $100,000 in exchange for a membership interest in the Insurance Captive. The Company’s share of net income from its investment is based on the ratio of each member’s premium contribution to the venture. The Company was allocated income of $86,147 and $1,912 for the three months ended September 30, 2014 and 2013, respectively, and $78,686 and $5,782 for the nine months ended September 30, 2014 and 2013, respectively.

(5)  Operating Leases

Minimum lease payments to be received under operating leases, including ground leases, as of September 30, 2014 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2014 (remainder of year)	$4,712,457
2015	18,720,949
2016	18,275,669
2017	16,057,223
2018	14,332,601
Thereafter	68,092,242
Total	$140,191,141

The remaining lease terms range from less than one year to 18 years. Most of the revenue from the Company’s properties consists of rents received under long-term operating leases. Some leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and other comprehensive loss. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and other comprehensive loss.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(6)  Mortgages and Notes Payable

As of September 30, 2014 and December 31, 2013, the Company had the following mortgages and notes payable outstanding:

Maturity Date	Property Name	Stated Interest Rate Per Annum	Principal Balance at September 30, 2014	Principal Balance at December 31, 2013	Notes

May 1, 2027	Dollar General Portfolio Phase I - five properties	4.313%	$3,340,450	$3,340,450

December 27, 2015	Newington Fair Shopping Center	3 month LIBOR + 3.25% subject to a minimum rate of 3.50%	9,790,000	9,790,000	(a)

October 1, 2027	Dollar General Portfolio Phase II - seven properties	4.347%	4,140,000	4,140,000

December 23, 2018	Wedgewood Commons Shopping Center	Daily LIBOR + 1.90%	15,259,894	15,259,894	(b)

March 28, 2019	North Hills Square	Daily LIBOR + 1.80%	5,525,000	–	(b),(c)

May 7, 2019	Mansfield Pointe	Daily LIBOR + 1.80%	14,200,000	–	(b),(d)

May 8, 2019	Park Avenue Shopping Center	Daily LIBOR + 1.75%	11,683,793	–	(b),(e)

May 22, 2019	Lakeside Crossing	Daily LIBOR + 1.95%	8,483,751	–	(b),(f)

July 1, 2019	Dogwood Festival	Daily LIBOR + 1.75%	24,351,750	–	(b),(g)

July 5, 2019	MidTowne Shopping Center	Daily LIBOR + 1.95%	20,725,000	–	(b),(h)

July 31, 2019	Pick N Save Center	Daily LIBOR + 1.60%	9,561,280	–	(b),(i)

		Total	$127,060,918	$32,530,344

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(a)	The three month LIBOR rate at September 30, 2014 was 0.23%. On October 14, 2014, the Company repaid the loan in full, including any unpaid interest.
(b)	The daily LIBOR rate at September 30, 2014 was 0.16%.
(c)	The loan requires monthly payments of interest only until March 28, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a one year forward swap which fixed the interest rate at 4.02% beginning in year two through maturity.
(d)	The loan requires monthly payments of interest only until May 7, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a one year forward swap which fixed the interest rate at 3.90% beginning in year two through maturity.
(e)	The loan requires monthly payments of interest only until May 8, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a one year forward swap which fixed the interest rate at 3.90% beginning in year two through maturity.
(f)	The loan requires monthly payments of interest only until May 22, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a one year forward swap which fixed the interest rate at 3.95% beginning in year two through maturity.
(g)	The loan requires monthly payments of interest only until July 1, 2019 when all principal and unpaid interest is due. Prior to January 1, 2017, the loan may not be prepaid in whole or in part. Thereafter, the loan may be prepaid with a prepayment premium of 2% of the principal amount from January 1, 2017 through July 1, 2017, 1% of the principal amount from July 2, 2017 through July 1, 2018 and at par anytime after July 1, 2018. The Company entered into a swap which fixed the interest rate at 3.597%.
(h)	The loan requires monthly payments of interest only until July 5, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a one year forward swap which fixed the interest rate at 4.06% beginning in year two through maturity.
(i)	The loan requires monthly payments of interest only until July 31, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a swap which fixed the interest rate at 3.54%.

The principal amount of mortgage loans outstanding as of September 30, 2014 was $127,060,918 and had a weighted average interest rate of 2.69% per annum. All of the Company’s mortgage loans are secured by first mortgages on real estate assets.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2014, all of the mortgages were current in payments and the Company was in compliance with such covenants.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table shows the scheduled maturities of mortgages and notes payable as of September 30, 2014 for the next five years and thereafter:

Mortgages and Notes Payable
2014 (remainder of year)	$–
2015	9,790,000
2016	–
2017	–
2018	15,259,894
Thereafter	102,011,024
Total	$127,060,918

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $127,060,918 and $32,530,344 as of September 30, 2014 and December 31, 2013, respectively, and its estimated fair value was $127,438,000 and $32,555,000 as of September 30, 2014 and December 31, 2013, respectively.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap. For the three and nine months ended September 30, 2014 and 2013, the Company recorded interest expense of $(152) and $0 and $71,278 and $0, respectively, related to interest rate swaps.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the Company’s interest rate swap contracts outstanding as of September 30, 2014.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value at September 30, 2014
March 28, 2014	March 1,2015	March 28, 2019	2.22%	1 month LIBOR	$5,525,000	$(88,474)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	1 month LIBOR	14,200,000	(101,696)
May 23, 2014	May 1, 2015	May 8, 2019	2.00%	1 month LIBOR	8,483,751	(26,454)
June 6, 2014	June 1, 2015	May 22, 2019	2.15%	1 month LIBOR	11,683,793	(90,183)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	1 month LIBOR	20,725,000	(67,669)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	1 month LIBOR	24,351,750	(147,006)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	1 month LIBOR	9,561,280	(92,065)

				Total	$94,530,574	$(613,547)

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$613,547	Other liabilities	$–

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statement of operations and other comprehensive loss (“OCL”) for the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30		Nine months ended September 30
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Amount of Income (Loss) Recognized in OCL on Derivative (Effective Portion)	$229,696	$–	$(542,269)	$–
Amount of Income (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	$–	$–	$–	$–
Amount of Income (Loss) Recognized in Income on Derivative (Ineffective Portion)	$152	$–	$(38)	$–

	Three months ended September 30		Nine months ended September 30
Derivatives Not Designated as Hedging Instruments	2014	2013	2014	2013
Amount of Loss Recognized in Income on Derivative (Ineffective Portion)	$–	$–	$(71,240)	$–

(7)  Fair Value Financial Instruments

In some instances, certain of the Company’s assets and liabilities are required to be measured or disclosed at fair value according to a fair value hierarchy pursuant to relevant accounting literature. This hierarchy ranks the quality and reliability of the inputs used to determine fair values, which are then classified and disclosed in one of three categories. The fair value hierarchy consists of three broad levels, which are described within Note 2.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at September 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Derivative interest rate instruments	$–	$(613,547)	$–
Total liabilities	$–	$(613,547)	$–

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

(8)  Income Tax

The Company had no uncertain tax positions as of September 30, 2014 and December 31, 2013. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of September 30, 2014. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive loss for the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014, returns for the calendar years 2013, 2012 and 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(9)  Distributions

The Company currently pays distributions based on daily record dates, payable in arrears the following month. The distributions that the Company currently pays are equal to a daily amount of $0.001643836, per share based upon a 365-day period. During the three months ended September 30, 2014 and 2013, the Company declared distributions totaling $3,583,521 and $335,964, respectively. During the nine months ended September 30, 2014 and 2013, the Company declared distributions totaling $6,872,233 and $567,870, respectively.

(10)  Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of September 30, 2014 and 2013, the Company did not have any dilutive common share equivalents outstanding.

(11)  Commitments and Contingencies

Five of the Company’s properties had earnout components relating back to the time the properties were acquired. The maximum potential earnout payment was $4,643,170 at September 30, 2014, in the aggregate for all five properties.

The table below presents the change in the Company’s earnout liability for the nine months ended September 30, 2014 and 2013.

	For the nine months ended September 30,
	2014	2013
Earnout liability-beginning of period	$723,237	$–
Increases:
Acquisitions	4,210,772	–
Amortization expense	131,985	–
Decreases:
Earnout payments	(1,867,561)	–
Other:
Adjustments to acquisition related costs	(9,057)	–
Earnout liability – end of period	$3,189,376	$–

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

(12)  Segment Reporting

The Company has one reportable segment as defined by U.S. GAAP for the three and nine months ended September 30, 2014 and 2013.

Concentration of credit risk with respect to accounts receivable currently exists due to the small number of tenants currently comprising the Company's rental revenue. The concentration of revenues for these tenants increases the Company's risk associated with nonpayment by these tenants. In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

For the nine months ended September 30, 2014, approximately 9.5% of the Company’s rental revenue was generated by twelve properties leased to Dolgencorp, LLC, a subsidiary of Dollar General Corporation, and approximately 8.3% of the Company’s rental revenue was generated by one location leased to L.A. Fitness.

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

The Company owns 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1,000 at September 30, 2014 and December 31, 2013. This amount is included in other assets in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2014 and 2013. Certain compensation and fees payable to the Business Manager for services to be provided to the Company are limited to maximum amounts.

		Three months ended September 30		Nine months ended September 30		Amount Unpaid as of
		2014	2013	2014	2013	September 30, 2014	December 31, 2013
General and administra- tive reimbursements	(a)	$120,531	$70,822	$284,594	$190,045	$95,267	$76,158
Affiliate share purchase discounts	(b)	23,217	111,667	64,017	366,859	–	–
Total general and administrative expenses		$143,748	$182,489	$348,611	$556,904	$95,267	$76,158

Acquisition related costs	(c)	$919,474	$26,373	$3,731,439	$41,578	$1,381,061	$1,044,214
Offering costs	(d)	14,498,064	1,495,671	23,297,022	2,381,695	165,236	178,996
Sponsor non-interest bearing advances	(e)	–	–	–	–	1,630,000	1,630,000
Real estate management fees	(f)	212,190	20,617	390,956	59,967	–	–
Business management fee	(g)	441,290	52,437	215,010	156,969	441,290	226,280
Sponsor contribution	(h)	140,000	–	640,000	–	–	–

(a)	The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive loss. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(b)	The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 64,017 shares to related parties during the nine months ended September 30, 2014.

(c)	The Company will pay the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired. The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition of real estate assets, regardless of whether the Company acquires the real estate assets, subject to limits, as defined. Such costs are included in acquisition related costs in the accompanying consolidated statements of operations and other comprehensive loss. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.
31

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(d)	A related party of the Business Manager receives selling commissions equal to 7.0% of the sale price for each share sold and a marketing contribution equal to 3.0% of the gross offering proceeds from shares sold, the majority of which is re-allowed (paid) to third party soliciting dealers. The Company also reimburses a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds. The expenses are reimbursed from amounts paid or re-allowed to these entities as a marketing contribution. The Company will reimburse the Sponsor, its affiliates and third parties for costs and other expenses of the Offering that they pay on the Company’s behalf, in an amount not to exceed 1.5% of the gross offering proceeds from shares sold in the “best efforts” offering. The Company does not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the DRP. Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(e)	As of September 30, 2014 and December 31, 2013, the Company incurred $33,297,019 and $9,023,148 of offering and organization costs, respectively, of which $1,630,000 was advanced by the Sponsor. Our Business Manager or its affiliates will pay or reimburse any organization or offering costs, including any issuer costs, that exceed 11.5% of the gross offering proceeds from shares sold in the “best efforts” offering over the life of the Offering. This advance is included in due to related parties in the accompanying consolidated balance sheets.

(f)	For each property that is managed by Inland National Real Estate Services, LLC, or its affiliates, collectively the Real Estate Managers, the Company will pay a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. Each Real Estate Manager will determine, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by one of the Real Estate Managers or its affiliates, the Company will pay the Real Estate Manager a separate leasing fee based upon prevailing market rates applicable to the geographic market of that property. Further, in the event that the Company engages its Real Estate Managers to provide construction management services for a property, the Company will pay a separate construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project. The Company also will reimburse each Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Managers and their affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of any of the Real Estate Managers.

(g)	The Company will pay the Business Manager an annual business management fee equal to 0.65% of its “average invested assets,” as defined in the business management agreement, payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. For the nine months ended September 30, 2014, the Business Manager was entitled to a business management fee in the amount equal to $874,700, of which $433,410 was permanently waived. In the three months ended March 31, 2014, the Business Manager also permanently waived business management fees of $226,280 incurred for the year ended December 31, 2013, which was included as a reduction of due to related parties in the accompanying consolidated balance sheets as of December 31, 2013.

(h)	For the three and nine months ended September 30, 2014, the Sponsor contributed $140,000 and $640,000 to the Company. Our Sponsor has not received, and will not receive, any additional shares of our common stock for making this contribution. There is no assurance that our Sponsor will continue to contribute any additional monies.
32

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(14)  Subsequent Events

The board of directors of the Company declared distributions payable to stockholders of record each day beginning on the close of business on October 1, 2014 through the close of business on December 31, 2014. Distributions were declared in a daily amount equal to $0.001643836 per share, which based upon a 365-day period, equates to $0.60 or a 6% annualized rate based on a purchase price of $10.00 per share. Distributions are paid monthly in arrears, as follows:

•	In October 2014, total distributions declared for the month of September 2014 were paid in the amount equal to $1,446,466, of which $702,604 was paid in cash and $743,862 was reinvested through the Company’s DRP, resulting in the issuance of an additional 78,301 shares of common stock.

•	In November 2014, total distributions declared for the month of October 2014 were paid in the amount equal to $1,665,131, of which $809,062 was paid in cash and $856,069 was reinvested through the Company’s DRP, resulting in the issuance of an additional 90,113 shares of common stock.

On October 14, 2014, the Company paid off in full, including accrued interest, the outstanding mortgage loan of $9,790,000 associated with the Newington Fair property.

On November 5, 2014, the Company acquired a fee simple interest in a 119,981 square foot multi-tenant retail center. The center is shadow anchored by Walmart and the major tenants include Ross Dress for Less and Marshalls. The Company purchased this property from an unaffiliated third party for approximately $13,600,000, of which $12,200,000 was funded at the initial close, plus closing costs.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table provides information regarding the total shares sold in our offering as of November 10, 2014:

	Shares	Gross Offering Proceeds ($) (1)	Commissions and Fees ($) (2)	Proceeds to Us, Before Expenses ($) (3)
From our Sponsor in connection with our formation:	20,000.000	200,000	–	200,000
Shares sold in the offering:	34,429,944.777	342,017,586	31,758,794	310,258,792
Shares sold pursuant to our distribution reinvestment plan:	523,234.521	4,970,728	–	4,970,728
Shares purchased pursuant to our share repurchase program:	(18,205.814)	(171,300)	–	(171,300)
Total:	34,954,973.484	347,017,013	31,758,794	315,258,219

(1)	Gross proceeds received by us as of the date of this table for shares sold to investors pursuant to accepted subscription agreements.
(2)	Inland Securities Corporation serves as dealer manager of the Offering and is entitled to receive selling commissions and certain other fees, as discussed further in the prospectus for the “best efforts” offering dated October 18, 2012 as the same may be supplemented from time to time.
(3)	Organization and offering expenses, excluding commissions, will not exceed 1.5% of the gross offering proceeds. These expenses include registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014, and factors described below:

•	We may not be able to raise capital sufficient to achieve our investment objectives;
•	We have a limited operating history and the prior performance of programs sponsored by Inland Real Estate Investment Corporation or “IREIC” should not be used to predict our future results;
•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	We may suffer from delays in selecting, acquiring and developing suitable assets;
•	To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our “best efforts” offering, which will reduce the amount of cash available to be invested in assets, negatively impact the value of our stockholders’ investment and be dilutive to our stockholders;
•	We have incurred net losses on a U.S. GAAP basis for the nine months ended September 30, 2014 and 2013, and there is no assurance that we will become profitable or generate positive cash flow from operations;
•	There is no established public trading market for our shares, our stockholders may not be able to sell their shares under our share repurchase program and, if our stockholders are able to sell their shares under the program, or otherwise, they may not be able to recover the amount of their investment in our shares;
•	Our charter generally allows us to borrow up to 300% of our net assets, equivalent to 75% of the costs of our assets;
•	IREIC may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Managers;
•	We do not have arm’s-length agreements with our Business Manager, our Real Estate Managers or any other affiliates of IREIC;
•	We pay significant fees to our Business Manager, Real Estate Managers and other affiliates of our Sponsor;
•	Our Business Manager and its affiliates will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders;
35

•	Our properties may compete with the properties owned by other programs sponsored by IREIC or Inland Private Capital Corporation for, among other things, tenants;
•	Our Business Manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee or any acquisition fee;
•	We generated a significant portion of our revenue from two tenants, and rental payment defaults by these significant tenants could adversely affect our results of operations;
•	The majority of our real estate investments include single-tenant properties that may be difficult to sell or re-lease upon tenant defaults or early termination; and
•	If we fail to continue to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

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

The following discussion and analysis relates to the three and nine months ended September 30, 2014 and 2013 and as of September 30, 2014 and December 31, 2013. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are an externally managed Maryland corporation formed in August 2011 to acquire a diversified portfolio of commercial real estate located throughout the United States. We are managed by our business manager, IREIT Business Manager & Advisor, Inc. referred to herein as our “Business Manager.” While we may acquire retail properties, office buildings, multi-family properties and industrial/distribution and warehouse facilities, within these property types, we will focus primarily on “core” real estate assets. To date, we have focused on acquiring retail properties. We believe that these properties continue to outperform other property types. We will continue to focus on retail properties unless and until the returns from other properties exceed those that we believe are available from investing in retail.

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

Core real estate assets also typically generate predictable, steady cash flow and have a lower risk profile than non-core real estate assets. We have purchased single-tenant, net-leased retail properties and may continue to purchase single-tenant, net-leased properties within any of these four property types.  We may purchase existing or newly-constructed properties as well as properties that are under development or construction, including those where development has not commenced. In addition, in all cases, we may acquire properties directly, by purchasing the property, also known as a “fee interest,” or through joint ventures, including joint ventures in which we do not own a controlling interest. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

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

At September 30, 2014, we owned 22 retail properties, totaling 1,326,386 square feet. At September 30, 2014, our portfolio had weighted average physical and economic occupancy of 96.7% and 98.2%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties are subject to an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing related to certain vacant spaces, although we own the entire property. We are not obligated to pay this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the acquisition agreement. As of September 30, 2014, annualized base rent per square foot averaged $14.89 for all properties. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

Market Outlook

On October 29, 2014, the Federal Open Market Committee of the Federal Reserve Board (“Federal Reserve”) announced an end to the bond buying stimulus program known as quantitative easing signaling that the Federal Reserve believes the U.S. economy is growing at a measured but sustained pace and that the need for continued stimulus has diminished. These actions and comments suggest that the Federal Reserve will eventually return to a normalized monetary policy. However, the Federal Reserve has provided no clear indication as to when it will raise interest rates.

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

Our management team continues to believe that we can produce better risk adjusted returns by investing in multi-tenant necessity-based retail shopping centers than other types of commercial real estate. Multi-tenant retail assets tend to be relatively stable, yet they allow for growth opportunities in a recovering market. A needs-based shopping center usually consists of a large anchor tenant, like a supermarket, that draws patrons to the property along with a number of supporting tenants in smaller shop space. The anchor generally has a long-term lease that stabilizes cash flow to the property. The eight properties purchased during the nine months ended September 30, 2014, were multi-tenant retail properties.

Our general experience tells us that a period of economic expansion can translate into rising rental rates and consequently, increases in the net operating income (“NOI”) of a property, particularly at multi-tenant retail properties due to a higher instance of lease roll-over as the smaller tenants typically have shorter leases (usually between 1-3 years). In comparison to properties with longer leases, this provides significantly more opportunities to capture increases in rental rates and NOI at a rate above inflation. By capturing NOI growth rates above inflation, real value is added to a property. As of September 30, 2014, we own 12 single-tenant properties and 10 multi-tenant properties with average lease expirations of 13 years and 7 years, respectively.

In addition we believe that:

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

Liquidity and Capital Resources

General

Our principal demand for funds is to acquire real estate assets, to pay operating and offering expenses, to pay interest on our outstanding indebtedness, to pay distributions to our stockholders and to fund our share repurchase program.  We generally seek to fund our cash needs for items other than asset acquisitions and offering costs from operations. Our cash needs for acquisitions are funded primarily from the sale of our shares, including those offered for sale through our DRP, as well as financing obtained concurrent with an acquisition or in the future.  There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations.  Our Business Manager and Inland Real Estate Acquisitions evaluate potential acquisitions and engage in negotiations with sellers and lenders on our behalf.  Pending investment in real estate assets, we may decide to invest proceeds from the Offering in certain investments that could yield lower returns than those earned on real estate assets.

Potential future sources of liquidity include proceeds from the Offering and DRP, proceeds from secured or unsecured financings from banks or other lenders and proceeds from the sale of assets.  If necessary, we may use financings or other sources of liquidity (capital) in the event of unforeseen significant capital expenditures.

We are exploring the opportunity to establish a credit facility (line of credit). We are currently in the process of evaluating several proposals which were received from major financial institutions. Although we may enter into a credit facility agreement, our financing strategy will remain consistent with recent acquisitions. Management expects overall debt to be at approximately 50% of the purchase price of the properties, including any proceeds from a credit facility. However, there can be no assurance we will be able to enter into a credit facility agreement with any financial institution on economic terms which would be acceptable to us.

Generally, a company is required to establish a pool of unencumbered assets to serve as collateral for a credit facility. In anticipation of this requirement, subsequent to the end of the quarter, on October 14, 2014, we paid off in full, including accrued interest, the outstanding mortgage loan of approximately $9.8 million associated with the Newington Fair property.

As of September 30, 2014, the Offering, since its inception, generated proceeds, net of commissions, the marketing contribution and due diligence expense reimbursements, the majority of which are re-allowed to third party soliciting dealers, totaling approximately $280.4 million.

Through September 30, 2014, our liquidity needs have primarily been to purchase twenty-two retail properties, to pay operating, organization and offering costs and to pay distributions. During the first nine months of 2014, we funded the purchase of Park Avenue Shopping Center, North Hills Square, Mansfield Pointe, MidTowne Shopping Center, Lakeside Crossing, Dogwood Festival, Pick N Save Center and Harris Plaza with mortgage debt of approximately $94.5 million and proceeds from the Offering of $121.3 million.

Following completion of our due diligence review, we entered into an agreement on September 16, 2014, to acquire fee simple interests in 15 retail centers from an unaffiliated third party for approximately $325.5 million plus closing costs. The closings of these acquisitions are subject to the satisfaction of customary closing conditions. We are also evaluating several additional acquisitions bringing the aggregate amount of potential properties under consideration to approximately $447.0 million. However, there can be no assurance that these acquisitions will occur.

As of September 30, 2014, we had total debt outstanding of approximately $127.1 million, which bore interest at a weighted average interest rate of 2.69% per annum, of which approximately $9.8 million is due in 2015, $15.3 million is due in 2018, $94.5 million is due in 2019 and the remaining amount of approximately $7.5 million is due in 2027. As of September 30, 2014 and December 31, 2013 our borrowings were 45% and 52%, respectively, of the purchase price of our properties.

As of September 30, 2014, our Sponsor has advanced approximately $1.63 million to us for the payment of organization and offering costs.

Cash Flow Analysis

	For the nine months ended September 30,
	2014	2013
Net cash flows provided by (used in) operating activities	$2,232,801	$(1,023,977)
Net cash flows used in investing activities	$(215,163,470)	$(353,413)
Net cash flows provided by financing activities	$308,408,068	$8,091,756

Cash provided by (used in) operating activities was $2,232,801 and $(1,023,977) for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, funds generated from rental and tenant recovery income were offset primarily by property operating, interest, acquisition and general and administrative expenses. The increase from 2013 to 2014 is due to the growth of our real estate portfolio. For the nine months ended September 30, 2013, the cash deficit was funded by net offering proceeds.

Cash used in investing activities was $215,163,470 and $353,413 for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, we paid $214,530,013 to purchase eight shopping centers, funded $15,235 in capital expenditures, funded $500,000 in earnest money for a portfolio acquisition and funded $118,222 for other assets and a lender escrow. During the nine months ended September 30, 2013, we invested $100,000 in exchange for a membership interest in a limited liability company formed as an insurance association captive, which is wholly-owned by the Company, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc. and Retail Properties of America, Inc., and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services, Inc. We also funded $243,745 in capital expenditures and $9,668 to a required lender held replacement escrow.

Cash provided by financing activities was $308,408,068 and $8,091,756 for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, we generated proceeds from the sale of shares, net of offering costs paid, of $219,013,580 and proceeds from the DRP of $2,889,768, paid distributions of $5,730,828, funded share repurchases of $76,634 and funded $1,845,263 in deferred investment property acquisition obligation payments for earnout closings at Wedgewood Commons and Lakeside Crossing. We also received $94,530,574 in loan proceeds, paid $1,013,506 in loan costs and received a capital contribution from our Sponsor of $640,000. During the nine months ended September 30, 2013, we generated proceeds from the sale of shares, net of offering costs paid, of $23,807,901 and proceeds from the DRP of $204,756, and paid distributions of $445,282. We also used $15,406,717 of offering proceeds to repay mezzanine financing, paid $8,181 in loan costs and were owed $60,721 from related parties for reimbursements of costs in connection with certain properties that we considered acquiring, but ultimately decided not to acquire, which were subsequently acquired by a related party.

A summary of the distributions declared, distributions paid and cash flows provided by operations for the nine months ended September 30, 2014 and 2013 follows:

Nine Months Ended September 30,	Distribu- tions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total (2)	Cash Flows From Operations	Net Offering Proceeds (3) (4)

2014	$6,872,233	$0.45	$2,841,060	$2,889,768	$5,730,828	$2,232,801	$219,013,580

2013	$567,870	$0.45	$240,526	$204,756	$445,282	$(1,023,977)	$23,807,901

(1)	Assumes a share was issued and outstanding each day during the period.
(2)	On May 12, 2014, our Sponsor contributed $500,000 and on August 4, 2014, our Sponsor contributed an additional $140,000 to us. For U.S. GAAP purposes, these monies have been treated as a capital contribution from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for this contribution.
(3)	A portion of distributions paid for the nine months ended September 30, 2014, were paid from the net proceeds of our “best efforts” offering. All distributions paid for the nine months ended September 30, 2013, were paid from the net proceeds of our “best efforts” offering.
(4)	The Offering commenced on October 18, 2012.

Results of operations

The following discussions are based on our consolidated financial statements for the three and nine months ended September 30, 2014 and 2013.

These sections describe and compare our results of operations for the three and nine months ended September 30, 2014 and 2013. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended September 30, 2014 and 2013

A total of 13 of our 22 investment properties were acquired on or before July 1, 2013 and represent our “same store” properties during the three months ended September 30, 2014 and 2013. “Non-same store,” as reflected in the table below, includes properties acquired after July 1, 2013. For the three months ended September 30, 2014, nine properties were included in non-same store and for the three months ended September 30, 2013, no properties were included in non-same store. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line rental income, amortization of lease intangibles, interest, and depreciation and amortization for the three months ended September 30, 2014 and 2013, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	For the three months ended September 30,
	2014	2013
Rental and tenant recovery income:
“Same store” investment properties, 13 properties
Rental income	$628,990	$597,169
Tenant recovery income	108,953	86,738
Other property income	–	–
“Non-same store” investment properties
Rental income	4,107,832	–
Tenant recovery income	1,038,316	–
Other property income	32,136	–
Total property income	$5,916,227	$683,907

Property operating expenses:
“Same store” investment properties
Property operating expenses	$51,366	$39,519
Real estate tax expense	74,652	76,869
“Non-same store” investment properties
Property operating expenses	765,776	–
Real estate tax expense	590,939	–
Total property operating expenses	$1,482,733	$116,388

Property net operating income
“Same store” investment properties	$611,925	$567,519
“Non-same store” investment properties	3,821,569	–
Total property net operating income	$4,433,494	$567,519

Other income:
Straight-line rental income	$95,505	$2,868
Amortization of lease intangibles, net	30,846	5,906
Interest income	21,696	–
Equity in earnings of unconsolidated entity	86,147	1,912

Other expense:
General and administrative expenses	470,383	398,274
Acquisition related expenses	1,020,021	29,809
Depreciation and amortization	2,634,957	249,346
Business management fee	441,290	52,437
Interest expense	917,659	244,005
Net loss	$(816,622)	$(395,666)
42

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended September 30, 2014, with the results of the same investment properties owned during the three months ended September 30, 2013, property net operating income increased $44,406, total property income increased $54,036, and total property operating expenses including real estate tax expense increased $9,630 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

The increase in “same store” total property income is primarily due to a scheduled rent increase and higher tenant recovery percentage during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, which resulted in increased rental income and tenant recovery income. The increase in “same store” total property expenses is primarily due to an increase in repairs and maintenance expense during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. “Same store” total property net operating income primarily increased due to higher rental income and tenant recovery income for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

“Non-same store” total property net operating income increased $3,821,569 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase is a result of acquiring nine multi-tenant retail properties after July 1, 2013. On a “non-same store” basis, total property income increased $5,178,284 and total property operating expenses increased $1,356,715 during the three months ended September 30, 2014 as a result of these acquisitions.

Other income. Other income increased $223,508 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase is due to the acquisition of investment properties in December 2013 and the first nine months of 2014, which increased straight-line rental income by $92,637 and amortization of lease intangibles, net by $24,940. The increase is also due to an increase in interest income of $21,696 as a result of increased invested cash due to an increase in offering proceeds and an increase in equity in earnings of unconsolidated entity of $84,235.

Other expense. Other expense increased $4,510,439 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase is primarily due to an increase in acquisition related expenses, depreciation and amortization and interest expense.

Acquisition related expenses increased $990,212 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. These expenses include acquisition, dead deal and transaction related costs which relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates. The increase for the three months ended September 30, 2014 is due to an increase in acquisition activity during 2014.

Depreciation and amortization increased $2,385,611 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. This increase is due to the acquisition of nine multi-tenant retail properties which occurred in December 2013 and during the first nine months of 2014.

Business management fees increased $388,853 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. For the three months ended September 30, 2014, the Business Manager was entitled to a business management fee in the amount equal to $441,290.

Interest expense increased $673,654 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase in interest expense is due to the interest associated with financings of new acquisitions which occurred in December 2013 and the first nine months of 2014. The increase in interest expense was partially offset by the payoff of approximately $15.4 million in mortgages and notes payable during 2013.

Comparison of the nine months ended September 30, 2014 and 2013

A total of 13 of our 22 investment properties were acquired on or before January 1, 2013 and represent our “same store” properties during the nine months ended September 30, 2014 and 2013. “Non-same store,” as reflected in the table below, includes properties acquired after January 1, 2013. For the nine months ended September 30, 2014, nine properties were included in non-same store and for the nine months ended September 30, 2013, no properties were included in non-same store. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line rental income, amortization of lease intangibles, interest, and depreciation and amortization for the nine months ended September 30, 2014 and 2013, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	For the nine months ended September 30,
	2014	2013
Rental and tenant recovery income:
“Same store” investment properties, 13 properties
Rental income	$1,823,326	$1,791,506
Tenant recovery income	314,646	274,703
Other property income	–	–
“Non-same store” investment properties
Rental income	7,053,798	–
Tenant recovery income	1,853,985	–
Other property income	36,290	–
Total property income	$11,082,045	$2,066,209

Property operating expenses:
“Same store” investment properties
Property operating expenses	$174,846	$133,670
Real estate tax expense	221,065	226,833
“Non-same store” investment properties
Property operating expenses	1,317,900	–
Real estate tax expense	1,011,099	–
Total property operating expenses	$2,724,910	$360,503

Property net operating income
“Same store” investment properties	$1,742,061	$1,705,706
“Non-same store” investment properties	6,615,074	–
Total property net operating income	$8,357,135	$1,705,706

Other income:
Straight-line rental income	$188,138	$8,605
Amortization of lease intangibles, net	16,828	18,266
Interest income	40,013	–
Equity in earnings of unconsolidated entity	78,686	5,782

Other expense:
General and administrative expenses	1,288,409	1,243,736
Acquisition related expenses	4,384,100	82,315
Depreciation and amortization	4,857,970	748,972
Business management fee	215,010	156,969
Interest expense	1,679,342	1,214,248
Net loss	$(3,744,031)	$(1,707,881)

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the nine months ended September 30, 2014, with the results of the same investment properties owned during the nine months ended September 30, 2013, property net operating income increased $36,355, total property income increased $71,763 and total property operating expenses including real estate tax expense increased $35,408 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

The increase in “same store” total property income and total property operating expenses was primarily due to a scheduled rent increase and due to an increase in repairs and maintenance and salt and snow removal expense during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, which resulted in increased tenant recovery income. “Same store” total property net operating income primarily increased due to increased rental income for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

“Non-same store” total property net operating income increased $6,615,074 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase is a result of acquiring nine multi-tenant retail properties after January 1, 2013. On a “non-same store” basis, total property income increased $8,944,073 and total property operating expenses increased $2,328,999 during the nine months ended September 30, 2014 as a result of these acquisitions.

Other income. Other income increased $291,012 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase is due to the acquisition of investment properties in December 2013 and the first nine months of 2014, which increased straight-line rental income by $179,533. The increase is also due to an increase in interest income of $40,013 as a result of increased invested cash due to an increase in offering proceeds and an increase in equity in earnings of unconsolidated entity of $72,904.

Other expense. Other expense increased $8,978,591 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase is primarily due to an increase in acquisition related expenses, depreciation and amortization and interest expense.

Acquisition related expenses increased $4,301,785 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These expenses include acquisition, dead deal and transaction related costs which relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates. The increase for the nine months ended September 30, 2014 is due to an increase in acquisition activity during 2014.

Depreciation and amortization increased $4,108,998 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. This increase is due to the acquisition of nine multi-tenant retail properties which occurred in December 2013 and the first nine months of 2014.

Business management fees increased $58,041 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. For the nine months ended September 30, 2014, the Business Manager was entitled to a business management fee in the amount equal to $874,700, of which $433,410 was permanently waived. In the three months ended March 31, 2014, the Business Manager also permanently waived business management fees of $226,280 incurred for the year ended December 31, 2013. There is no assurance the Business Manager will waive all or a portion of business management fees in the future.

Interest expense increased $465,094 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in interest expense is due to the interest associated with financings of new acquisitions which occurred in December 2013 and the first nine months of 2014. The increase in interest expense was partially offset by the payoff of approximately $15.4 million in mortgages and notes payable during 2013.

Select Property Information

The following table sets forth additional information regarding our properties as of September 30, 2014.

		As of September 30, 2014
Property	Location	Square Footage	Physical Occupancy	Economic Occupancy
Dollar General (12 properties)	Various	111,890	100.0%	100.0%
Newington Fair	Newington, CT	186,205	100.0%	100.0%
Wedgewood Commons	Olive Branch, MS	159,258	100.0%	100.0%
Park Avenue	Little Rock, AR	69,381	95.1%	100.0%
North Hills Square	Coral Springs, FL	63,829	98.1%	98.1%
Mansfield Shopping Center	Mansfield, TX	148,529	96.7%	96.7%
Lakeside Crossing	Lynchburg, VA	62,706	100.0%	100.0%
MidTowne Shopping Center	Little Rock, AR	126,288	95.6%	95.6%
Dogwood Festival	Flowood, MS	187,610	94.5%	94.5%
Pick N Save Center	West Bend, WI	86,800	92.9%	100.0%
Harris Plaza	Layton, UT	123,890	90.2%	98.5%
Portfolio Total		1,326,386	96.7%	98.2%

The following table sets forth information regarding our top five tenants based on annualized base rent for leases in-place as of September 30, 2014.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Square Footage	Percent of Total Portfolio Square Footage
Dollar General	12	1,132,222	5.9%	111,890	8.4%
Pick N Save	1	1,118,176	5.8%	69,886	5.3%
L.A. Fitness	1	1,050,060	5.5%	51,600	3.9%
TJ Maxx/Home Goods	4	923,718	4.8%	96,116	7.2%
Walmart	2	822,092	4.3%	186,629	14.1%

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 17, 2014, under the heading “Critical Accounting Policies.”

In May 2014, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the company’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The adoption of ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material effect on the Company’s consolidated financial statements.

Distribution Reinvestment and Share Repurchase Programs

We provide the Distribution Reinvestment Program or “DRP” to facilitate additional investment in our shares at a discount from the offering price in the Offering and without being charged sales commission, the marketing contribution or the due diligence expense allowance. We also have a Share Repurchase Program or “SRP” to provide limited liquidity for stockholders.

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

We are authorized to fund any repurchases by using only the proceeds generated from sales of shares under our DRP and we will limit the number of Ordinary Repurchases, as defined in the SRP, during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. Shares repurchased by the Company are cancelled and have the status of authorized but unissued shares. The repurchased shares will not be reissued unless they are first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with exemptions from the registration provisions contained in these laws or applicable rules and regulations. During any offering period, the repurchase price will be equal to or below the price of the shares specified in the Offering.

In the case of an Exceptional Repurchase, as defined in the SRP, upon the death or qualifying disability of a stockholder, the price at which shares may be repurchased under the plan is equal to 100% of the share price. Exceptional Repurchases are not subject to a one-year holding period, or the 5% repurchase limit discussed above, and may be repurchased with funds from any source.

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

For the nine months ended September 30, 2014 and 2013, we paid distributions of $5,730,828 and $445,282, respectively, and declared distributions of $6,872,233 and $567,870, respectively. For the nine months ended September 30, 2014 and 2013, our FFO was $1,113,939 and $(958,909), respectively, our MFFO was $5,364,351 and $(903,465), respectively, and our cash flow from operations was $2,232,801 and $(1,023,977), respectively. On May 12, 2014, our Sponsor contributed $500,000 and on August 4, 2014, our Sponsor contributed an additional $140,000 to us. For U.S. GAAP purposes, these monies have been treated as a capital contribution from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for this contribution.

Our FFO and MFFO for the period ended September 30, 2014 and 2013 is calculated as follows:

		For the nine months ended September 30,
		2014	2013
	Net loss	$(3,744,031)	$(1,707,881)
Add:	Depreciation and amortization related to investment properties	4,857,970	748,972
	Funds from operations (FFO)	1,113,939	(958,909)

Add:	Acquisition related costs	4,384,100	82,315
	Unrealized loss from interest rate swap	71,278	–
Less:	Amortization of acquired market lease intangibles, net	(16,828)	(18,266)
	Straight-line rental income	(188,138)	(8,605)
	Modified funds from operations (MFFO)	$5,364,351	$(903,465)

Selected Financial Data

The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations. This selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

	September 30, 2014	December 31, 2013
Total assets	$410,562,864	$91,238,523
Mortgages and notes payable	$127,060,918	$32,530,344

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Total income	$6,042,578	$692,681	$11,287,011	$2,093,080
Net loss	$(816,622)	$(395,666)	$(3,744,031)	$(1,707,881)
Net loss per common share, basic and diluted (a)	$(0.03)	$(0.18)	$(0.24)	$(1.35)
Distributions paid to common stockholders	$2,880,856	$261,287	5,730,828	$445,282
Distributions declared to common stockholders	$3,583,521	$335,964	$6,872,233	$567,870
Distributions per weighted average common share (a)	$0.15	$0.15	$0.45	$0.45
Cash flows provided by (used in) operating activities	$11,192	$7,795	$2,232,801	$(1,023,977)
Cash flows used in investing activities	$(45,190,941)	$(240,472)	$(215,163,470)	$(353,413)
Cash flows provided by financing activities	$144,319,032	$7,981,140	$308,408,068	$8,091,756
Sponsor contribution	$140,000	$–	$640,000	$–
Weighted average number of common shares outstanding, basic and diluted	23,733,441	2,221,493	15,326,661	1,265,383

(a)	The net loss attributable to common stockholders, per share basic and diluted, is based upon the weighted average number of common shares outstanding for the three and nine months ended September 30, 2014 and 2013, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the period ended.

Subsequent Events

The board of directors of the Company declared distributions payable to stockholders of record each day beginning on the close of business on October 1, 2014 through the close of business on December 31, 2014. Distributions were declared in a daily amount equal to $0.001643836 per share, based upon a 365-day period, which equates to $0.60 or a 6% annualized rate based on a purchase price of $10.00 per share. Distributions were paid monthly in arrears, as follows:

•	In October 2014, total distributions declared for the month of September 2014 were paid in the amount equal to $1.45 million of which $0.70 million was paid in cash and $0.75 million was reinvested through the Company’s DRP, resulting in the issuance of an additional 78,301 shares of common stock.

•	In November 2014, total distributions declared for the month of October 2014 were paid in the amount equal to $1.67 million, of which $0.81 million was paid in cash and $0.86 million was reinvested through the Company’s DRP, resulting in the issuance of an additional 90,113 shares of common stock.

On October 14, 2014, we paid off in full, including accrued interest, the outstanding mortgage loan of approximately $9.8 million associated with the Newington Fair property.

On November 5, 2014, we acquired a fee simple interest in a 119,981 square foot multi-tenant retail center. The center is shadow anchored by Walmart and the major tenants include Ross Dress for Less and Marshalls. We purchased this property from an unaffiliated third party for approximately $13.6 million, of which $12.2 million was funded at the initial close, plus closing costs.

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

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. As of September 30, 2014, we had outstanding debt bearing interest at fixed and variable rates of $41,393,480 and $85,667,438, respectively. The interest rates range from 1.90% to 4.35% per annum. At September 30, 2014, our mortgage loans outstanding had a weighted average interest rate of 2.69%.

If market rates of interest on all debt which is subject to variable rates as of September 30, 2014 permanently increased by 1% (100 basis points), the increase in interest expense on this debt would decrease future earnings and cash flows by approximately $857,000 annually. If market rates of interest on all debt which is subject to variable rates as of September 30, 2014 permanently decreased by 1% (100 basis points), the decrease in interest expense on this debt would increase future earnings and cash flows by the same amount, provided the variable rate of interest was greater than the minimum rate of interest.

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

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of September 30, 2014:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value at September 30, 2014
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	1 month LIBOR	$5,525,000	$(88,474)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	1 month LIBOR	14,200,000	(101,696)
May 23, 2014	May 1, 2015	May 8, 2019	2.00%	1 month LIBOR	8,483,751	(26,454)
June 6, 2014	June 1, 2015	May 22, 2019	2.15%	1 month LIBOR	11,683,793	(90,183)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	1 month LIBOR	20,725,000	(67,669)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	1 month LIBOR	24,351,750	(147,006)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	1 month LIBOR	9,561,280	(92,065)
				Total	$94,530,574	$(613,547)

Item 4.  Controls and Procedures

Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our principal executive officer and our principal financial officer, evaluated as of September 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2014, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended September 30, 2014.

We have incurred a net loss on a U.S. GAAP basis for the three and nine months ended September 30, 2014 of $816,622 and $3,744,031, respectively. Our losses can be attributed, in part, to acquisition expenses incurred while we increased the size of our portfolio. In addition, depreciation and amortization reduced our net income on a U.S. GAAP basis. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We were formed in August 2011 and, as of September 30, 2014, had acquired 22 retail properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank account. At September 30, 2014, we had cash and cash equivalents exceeding these federally insured levels. If the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

We generated a significant portion of our revenue from two tenants, and rental payment defaults by these significant tenants could adversely affect our results of operations.

For the nine months ended September 30, 2014, approximately 9.5% and 8.3% of our consolidated rental revenue was generated from leases with Dolgencorp, LLC, a subsidiary of Dollar General Corporation, and L.A. Fitness, respectively. Dollar General Corporation has guaranteed all rents and other sums due under each lease with Dolgencorp, LLC in the event that Dolgencorp, LLC defaults. As a result of the concentration of revenue generated from these properties, if any of these tenants were to cease paying rent or fulfilling their other monetary obligations, or if Dollar General Corporation did not fulfill its obligations under the guarantee, we could have significantly reduced rental revenues or higher expenses until the default was cured or the properties were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms, if at all.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of September 30, 2014, we had $85,667,438 or 67% of our total debt that bore interest at variable rates.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our “best efforts” offering, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment, and is dilutive to our stockholders.

We have not yet generated positive cash flow from operations to cover distribution payments and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our “best efforts” offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, during the pendency of our “best efforts” offering, we have and will likely continue to pay distributions from the net proceeds of this Offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering, to pay distributions. There is no assurance we will generate sufficient cash flow from operations to cover distributions. We began declaring distributions to stockholders of record during December 2012. Approximately sixty-five percent ($4.4 million) of the distributions paid to stockholders to date have been paid from the net proceeds of our “best efforts” offering, which reduces the proceeds available for other purposes. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of our “best efforts” offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in our “best efforts” offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors.

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

From the effective date of the offering through September 30, 2014, we had sold the following securities in the Offering and the DRP for the following aggregate offering prices:

•	31,099,462 shares, equal to $308,870,877 in aggregate gross offering proceeds, in the Offering; and

•	354,821 shares, equal to $3,370,797 in aggregate gross offering proceeds, pursuant to the DRP.

From the effective date of the offering through September 30, 2014, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$29,086,781
Offering costs paid to non-related parties	1,962,990
Total offering costs paid	$31,049,771

(1)	“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through September 30, 2014, the net offering proceeds to us from the Offering and the DRP, after deducting the total expenses incurred described above, were approximately $281.2 million. As of September 30, 2014, we had used approximately $138.5 million of these net proceeds to purchase interests in real estate and pay related costs, approximately $15.4 million for repayment of indebtedness used to purchase interests in real estate, approximately $1.6 million to pay loan origination costs, approximately $6.7 million to pay distributions, $100,000 to fund our investment in the insurance captive, and approximately $1.1 million to fund our operations. The remaining net proceeds were held as cash at September 30, 2014.

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

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act.

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

The table below outlines the shares we repurchased pursuant to our SRP during the quarter ended September 30, 2014.

Period	Total Requests for Shares Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 2014	–	–	$–	–	333,281
August 2014	1,815	1,815	$9.10	1,815	331,466
September 2014	2,500	2,500	$9.25	2,500	328,966
Total	4,315	4,315	$9.19	4,315

(1) Our SRP was announced on October 18, 2012

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

INLAND REAL ESTATE INCOME TRUST, INC.

	/s/ JoAnn M. McGuinness		/s/ David Z. Lichterman
By:	JoAnn M. McGuinness	By:	David Z. Lichterman
	President and principal executive officer		Vice President, treasurer and principal accounting officer
Date:	November 13, 2014	Date:	November 13, 2014

Exhibit Index

Exhibit No.
10.1	Purchase and Sale Agreement, dated as of April 3, 2014, by and between South Main Center, Inc. and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment to Purchase and Sale Agreement between the same parties, dated as of June 9, 2014; and as further amended by the Second Amendment to Purchase and Sale Agreement between the same parties, dated as of June 26, 2014. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 17, 2014 (file number 000-55146))

10.2	Assignment and Assumption of Purchase and Sale Agreement, dated as of July 11, 2014, by and between Inland Real Estate Acquisitions, Inc. and IREIT West Bend Main, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 17, 2014 (file number 000-55146))

10.3	Assignment of Leases Intangible Personal Property and Service Contracts and Bill of Sale, dated as of July 11, 2014, by and between South Main Center, Inc. and IREIT West Bend Main, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 17, 2014 (file number 000-55146))

10.4	Post Closing and Indemnity Agreement, dated as of July 11, 2014, by South Main Center, Inc. and IREIT West Bend Main, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 17, 2014 (file number 000-55146))

10.5	Escrow Agreement (Earn Out Purchase Price – Pick’n Save Center), entered into as of the 11th day of July, 2014, by and between South Main Center, Inc. and IREIT West Bend Main, L.L.C. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 17, 2014 (file number 000-55146))

10.6	Loan Agreement, dated as of July 31, 2014, between IREIT WEST BEND MAIN, L.L.C., and PNC BANK NATIONAL ASSOCIATION. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 5, 2014 (file number 000-55146))

10.7	Promissory Note, made as of July 31, 2014, by IREIT WEST BEND MAIN, L.L.C. for the benefit of PNC BANK NATIONAL ASSOCIATION. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 5, 2014 (file number 000-55146))

10.8	Guaranty of Payment, Recourse Obligations and Completion, dated as of July 31, 2014, by INLAND REAL ESTATE INCOME TRUST, INC. in favor of PNC BANK NATIONAL ASSOCIATION. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 5, 2014 (file number 000-55146))
62

Exhibit No.
10.9	Environmental Indemnity Agreement, dated as of July 31, 2014, made by IREIT WEST BEND MAIN, L.L.C. and INLAND REAL ESTATE INCOME TRUST, INC. in favor of PNC BANK NATIONAL ASSOCIATION. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 5, 2014 (file number 000-55146))

10.10	Letter Agreement, dated as of June 24, 2014, by and between LAYTON POINTE L.C. and Inland Real Estate Acquisitions, Inc., as amended by the First Amendment to Agreement between the same parties, dated as of July 31, 2014. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2014 (file number 000-55146))

10.11	Assignment and Assumption of Letter Agreement, dated as of August 4, 2014, by and between Inland Real Estate Acquisitions, Inc. and IREIT Layton Pointe, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2014 (file number 000-55146))

10.12	Assignment and Assumption of Leases, dated as of August 4, 2014, by and between LAYTON POINTE L.C. and EAGLE POINTE FINANCIAL GROUP, INC. and IREIT LAYTON POINTE, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2014 (file number 000-55146))

10.13	Post Closing and Indemnity Agreement, dated as of August 4, 2014, by LAYTON POINTE L.C. and EAGLE POINTE FINANCIAL GROUP, INC. and IREIT LAYTON POINTE, L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2014 (file number 000-55146))

10.14	Purchase and Sale Agreement, dated September 16, 2014, by and among Inland Real Estate Income Trust, Inc. and the subsidiaries of Kite Realty Group Trust party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 19, 2014 (file number 000-55146))

Exhibit No.
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* (1)

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002* (1)

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the Securities and Exchange Commission on November 13, 2014, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Other Comprehensive Loss; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.

