Form 10-K
period 2014-12-31
Inland Real Estate Income Trust, Inc.
filed 2015-03-30
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-55146

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

630-218-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

While there is no established market for the registrant’s shares of common stock, the registrant currently is conducting an offering of its shares of common stock pursuant to a registration statement on Form S-11. In its primary offering, the registrant is selling shares of its common stock for $10.00 per share, with discounts available for certain categories of purchasers. There were 15,782,804 shares held by non-affiliates as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter). As of March 24, 2015, there were 58,311,369 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2015, into Part III of this Form 10-K to the extent stated herein.

INLAND REAL ESTATE INCOME TRUST, INC.

PART I

Item 1. Business

General

Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company”, “we”, “our” or “us”) was incorporated on August 24, 2011 as a Maryland corporation. We were formed to acquire, directly or indirectly, a diversified portfolio of commercial real estate located throughout the United States. We are permitted to acquire multi-tenant retail properties, office buildings, multi-family properties and industrial/distribution and warehouse facilities.  To date, we have focused on acquiring retail properties. We may acquire these properties directly or through joint ventures.  We also may invest in real estate-related equity securities as well as commercial mortgage-backed securities. Our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” is a subsidiary of The Inland Group, Inc. Various affiliates of our Sponsor are involved in our business. We are externally managed and advised by IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager,” a wholly owned subsidiary of our Sponsor. Our Business Manager is responsible for overseeing and managing our day-to-day operations. Our properties are managed by Inland National Real Estate Services, LLC, referred to herein as our “Real Estate Managers,” a wholly owned subsidiary of our Sponsor.

On October 18, 2012 we commenced our initial public offering, referred to herein as the “Offering.” We are offering 150,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation, or “Inland Securities,” our dealer manager, a wholly owned subsidiary of our Sponsor. “Best efforts” means that Inland Securities is not obligated to purchase any specific number or dollar amount of shares. We also are offering up to 30,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan (“DRP”). In each case, the offering price was determined by our board of directors. We reserve the right to reallocate the shares offered between our “best efforts” offering and the DRP. The shares of our common stock are issued in book entry form only. As of December 31, 2014, we had sold a total of 42,025,264 shares through the Offering, which includes 618,531 shares issued through our DRP. Through the Offering, we had raised a total of approximately $417.3 million of gross offering proceeds as of December 31, 2014, which includes proceeds from the sales of shares issued through our DRP. We will close the Offering on October 16, 2015.

The Company provides the following programs to facilitate investment in the Company’s shares and to provide limited liquidity for stockholders.

The Company permits stockholders to purchase additional shares from the Company by automatically reinvesting distributions through the DRP, subject to certain share ownership restrictions. We do not pay any selling commissions or the marketing contribution and due diligence expense allowance for shares sold under the DRP. We currently sell shares through the DRP at a price equal to $9.50 per share.

Under the share repurchase program (“SRP”) the Company is authorized, in its discretion and subject to terms of the SRP, to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year. Subject to funds being available, the Company limits the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year. Funding for the SRP comes from proceeds the Company receives from the DRP. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, the Company is authorized to use any funds to complete the repurchase, and neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit applies. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may at any time amend, suspend or terminate the SRP.

At December 31, 2014, we owned 31 retail properties collectively totaling 2,532,418 square feet. The properties are located in 14 states. As of December 31, 2014, the portfolio had a weighted average physical occupancy and economic occupancy of 96.4% and 97.7%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing related to certain vacant spaces, although we may own the vacant square footage.

Segment Data

We currently view our real estate portfolio as one business segment in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Accordingly, we did not report any other segment disclosure for the years ended December 31, 2014 and 2013. As we acquire additional properties in the future, we anticipate adding business segments and related disclosures when the segments become more significant. Information related to our business segment for the years ended December 31, 2014, 2013 and 2012 is set forth in Note 13 to our financial statements in Item 8 of this annual report on Form 10-K.

Tax Status

We have elected to be taxed as a Real Estate Investment Trust (“REIT”) for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with the tax year ended December 31, 2013. Because we qualify for taxation as a REIT, we generally are not subject to federal income tax on taxable income that is distributed to stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth, respectively, and to federal income and excise taxes on our undistributed income.

Competition

The commercial real estate market is highly competitive. We compete in all of our markets with other owners and operators of commercial properties. We compete based on a number of factors that include location, rental rates, security, suitability of the property’s design to tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on a property’s occupancy levels, rental rates and operating expenses.

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

Employees

We do not have any employees. In addition, all of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for their services rendered to us. We neither separately compensate our executive officers for their service as officers, nor do we reimburse either our Business Manager or Real Estate Managers for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or its affiliates or our Real Estate Managers; provided that, for these purposes, the secretaries of our Company and the Business Manager are not considered “executive officers.”

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

Our charter contains provisions setting forth our ability to engage in certain related party transactions. Our board of directors reviews all of these transactions and, as a general rule, any related party transactions must be approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction. Further, we may not engage in certain transactions with entities sponsored by, or affiliated with, IREIC unless a majority of our board of directors, including a majority of our independent directors, finds the transaction to be fair and reasonable and on terms no less favorable to us than those from an unaffiliated party under the same circumstances. Our board has adopted a conflicts of interest policy prohibiting us from engaging in the following types of transactions with IREIC-affiliated entities:

•	purchasing real estate assets from, or selling real estate assets to, any IREIC-affiliated entities (excluding circumstances where an entity affiliated with IREIC, such as Inland Real Estate Acquisitions, Inc. (“IREA”), who from time to time may enter into a purchase agreement to acquire a property and then assign the purchase agreement to us);
•	making loans to, or borrowing money from, any IREIC-affiliated entities (this excludes expense advancements under existing agreements and the deposit of monies in any banking institution affiliated with IREIC); and
•	investing in joint ventures with any IREIC-affiliated entities.

This policy does not impact agreements or relationships between us and IREIC and its affiliates, including, for example, agreements with our Business Manager or Real Estate Managers or Inland Securities that relate to the day-to-day management of our business or our Offering.

Environmental Matters

As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions. We do not believe that our existing portfolio as of December 31, 2014 will require us to incur material expenditures to comply with these laws and regulations.

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

We make available, free of charge, on our website, www.inlandincometrust.com, or by responding to requests addressed to our customer relations group, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Certifications

We have filed with the SEC the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1, 31.2 and 31.3 to this annual report on Form 10-K.

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

We have a limited operating history and are subject to all of the risks, uncertainties and difficulties frequently encountered by other similarly-situated companies. We and our Business Manager must, among other things continue to:

▪	identify and acquire real estate assets consistent with our investment strategies;

▪	increase awareness of the Inland Real Estate Income Trust, Inc. name within the investment products market;

▪	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations; and

▪	build and expand our operations structure to support our business.

We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2014, 2013 and 2012.

We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2014, 2013 and 2012 of $4,355,606, $2,526,801 and $1,139,882, respectively. Our losses can be attributed, in part, to increased acquisition related expenses and depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We were formed in August 2011 and, as of December 31, 2014, had acquired 31 retail properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The amount and timing of distributions, if any, may vary. We may pay distributions from sources other than cash flow from operations, including the net offering proceeds of our current offering.

There are many factors that can affect the availability and timing of distributions paid to our stockholders such as our ability to buy, and earn positive yields on, assets, our operating expense levels, as well as many other variables. We may not generate sufficient cash flow from operations to pay any distributions to our stockholders. The actual amount and timing of distributions, if any, will be determined by our board of directors in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions. Actual cash available for distribution may vary substantially from estimates made by our board. In addition, to the extent we invest in development or redevelopment projects, or in real estate assets that have significant capital requirements, our ability to make distributions may be negatively impacted, especially while we are raising capital and acquiring real estate assets.

If we cannot generate sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions during any given period, we may pay all or a substantial portion of our cash distributions from retained cash flow, from borrowings, from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering. Moreover, we may pay distributions that exceed our Funds From Operations or FFO. Distributions in excess of FFO may indicate that the level of distributions may not be sustainable going forward. Distributions funded from offering proceeds are a return of capital to stockholders, from which we will have already paid offering expenses in connection with our Offering. We have not limited the amount of monies from any of these sources that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would (1) cause us to be unable to pay our debts as they become due in the usual course of business; or (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any.

Funding distributions from the proceeds of our Offering, borrowings or asset sales will result in us having fewer funds available to acquire properties or other real estate-related investments. As a result, the return you realize on your investment may be reduced. Doing so may negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares.

Distributions from these sources reduce the amount of money available for other purposes, including investing in real estate assets.

Our Business Manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee and acquisition fee.

From time to time, IREIC or its affiliates have forgone or deferred a portion of the business management fee due them from the other REITs previously sponsored by IREIC to ensure that the particular REIT generated sufficient cash from operating activities to pay distributions. Through December 31, 2014, affiliates of IREIC have forgone our business management fees and acquisition fees of $680,730 and $2,261,648, respectively. In addition, from time to time, IREIC or its affiliates have contributed monies to the other IREIC-sponsored REITs to fund distributions. In each case, IREIC or its affiliates determined the amounts that would be forgone, deferred or contributed in its or their sole discretion.

Likewise, we have funded and may continue to fund distributions from, among other things, advances or contributions from our Business Manager or IREIC or from the cash retained by us in the case that our Business Manager defers, accrues or waives all, or a portion, of its business management fee, acquisition fee, or waives its right to be reimbursed for certain expenses. Neither our Business Manager nor IREIC has any obligation to provide us with advances or contributions, and our Business Manager is not obligated to defer, accrue or waive any portion of its business management fee, acquisition fee or reimbursements. Further, there is no assurance that any of these other sources will be available to fund distributions.

There is no public market for our shares, and our stockholders may not be able to sell their shares under our SRP and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.

There is no established public market for our shares and no assurance that one may develop. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or numbers whichever is more restrictive) of any class or series of shares of our stock by any single investor unless exempted by our board. This may inhibit the transferability of our shares. Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading by a specified date. Our board does not anticipate evaluating a liquidity event, including a listing on a national securities exchange, until at least 2017. There is no assurance the board will pursue a listing or other liquidity event at that time or at any other time in the future. In addition, even if our board decides to seek a listing of our shares of common stock, there is no assurance that we will satisfy the listing requirements or that our shares will be approved for listing. Thus, investors in our common stock should be prepared to hold their shares for an unlimited period of time.

Moreover, our SRP contains numerous restrictions that limit our stockholders' ability to sell their shares, including those relating to the number of shares of our common stock that we can repurchase at any time and limiting the funds we will use to repurchase shares pursuant to the program. Under the program, as may be amended from time to time, we may make ordinary repurchases, as defined in the plan, at the following prices:

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

Our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our SRP. Further, our board reserves the right in its sole discretion to change the repurchase prices or reject any requests for repurchases. Any amendments to, or suspension or termination of, the SRP may restrict or eliminate your ability to have us repurchase your shares and otherwise prevent you from liquidating your investment. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of the SRP and our stockholders may not be able to sell any of their shares of common stock back to us. As a result of these restrictions and circumstances, the ability of our stockholders to sell their shares should they require liquidity is significantly restricted. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the SRP, they may be forced to do so at a discount to the purchase price such stockholders paid for their shares.

Our charter authorizes us to issue additional shares of stock, which may reduce the percentage of our common stock owned by our other stockholders, subordinate stockholders’ rights or discourage a third party from acquiring us.

Existing stockholders do not have preemptive rights to purchase any shares issued by us in the future. Our charter authorizes us to issue up to 1,500,000,000 shares of capital stock, of which 1,460,000,000 shares are classified as common stock and 40,000,000 shares are classified as preferred stock. We may, in the sole discretion of our board:

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

After undergoing pervasive and fundamental disruptions in the last few years, the financial and real estate markets have stabilized, but only after suffering negative impacts on the availability of credit to businesses generally, and real estate in particular. The availability of debt financing secured by commercial real estate is still subject to tightened underwriting standards when compared to pre-recession standards. Further after providing various liquidity measures to the economy, the U.S. Federal Reserve has ended its purchases of bonds. The end to the Federal Reserve’s bond buying program may increase interest rates and widen credit spreads, leading to a slowdown in the U.S. economy as a whole, or real estate industry conditions such as:

▪	an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, could delay our efforts to collect rent and any past balances due under the relevant leases and ultimately could preclude collection of these sums;

▪	our ability to borrow on terms and conditions that we find acceptable may be limited, which could result in our investment operations (real estate assets) generating lower overall economic returns and a reduced level of cash flow, from what was anticipated at the time we acquired the asset, which could potentially impact our ability to make distributions to our stockholders, or pursue acquisition opportunities, among other things, and increase our interest expense;

▪	a reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, and reduce the loan to value ratio upon which lenders are willing to lend;

▪	the value of certain of our real estate assets may decrease below the amounts we pay for them, which would limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by these assets and could reduce the availability of unsecured loans;

▪

the value and liquidity of short-term investments, if any, could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for these investments or other factors; and

▪	one or more counterparties to derivative financial instruments that we have entered into, or may enter into, could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our investments.

We may suffer from delays in selecting, acquiring and developing suitable assets.

Regardless of the amount of capital we raise or borrow, we may experience delays in deploying our capital into assets or in realizing a return on the capital we invest.  The more money we raise in our Offering, the more important it will be to invest the net offering proceeds promptly. We could suffer from delays in locating suitable investments as a result of competition in the relevant market, regulatory requirements such as those imposed by the SEC which require us to provide audited financial statements for certain significant acquisitions and our reliance on IREA and other affiliates of IREIC to locate suitable investments for us at times when those entities are simultaneously seeking to locate suitable investments for other IREIC-sponsored programs.  We also may experience delays as a result of negotiating or obtaining the necessary purchase documentation to close an acquisition. Further, our investments may not yield immediate returns, if at all.

We also invest the net proceeds we receive from our Offering in short-term, highly-liquid but very low yield investments. These yields will be less than the distribution yield paid to stockholders, requiring us to earn a greater return from our other investments to make up for this “negative spread.” There is no assurance we will be able to do so.  Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay expenses or to acquire real estate assets instead of funding distributions with these amounts.

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

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank account. At December 31, 2014, we had cash and cash equivalents exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

We rely on IREIC and its affiliates and subsidiaries to manage and conduct our operations including our Offering. Any material adverse change in IREIC’s financial condition or our relationship with IREIC could have a material adverse effect on our business and ability to achieve our investment objectives.

We depend on IREIC and its affiliates and subsidiaries to manage and conduct our operations including our Offering. IREIC, through one or more of its affiliates or subsidiaries, owns and controls our dealer manager, Business Manager and Real Estate Managers.  IREIC has sponsored numerous public and private programs and through its affiliates or subsidiaries has provided offering, asset, property and other management and ancillary services to these entities. From time to time, IREIC or the applicable affiliate or subsidiary has waived fees or made capital contributions to support these public or private programs. IREIC or its applicable affiliates or subsidiaries may waive fees or make capital contributions in the future. Further, IREIC and its affiliates or subsidiaries may from time to time be parties to litigation or other claims arising from sponsoring these entities or providing these services. As such, IREIC and these other entities may incur  costs, liabilities or other expenses arising from litigation or claims that are either not reimbursable or not covered by insurance. Future waivers of fees, additional capital contributions or costs, liabilities or other expenses arising from litigation or claims could have a material adverse effect on IREIC’s financial condition and ability to fund our Business Manager or Real Estate Managers to the extent necessary.

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

If we become self-managed by internalizing our management functions, we may be unable to retain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.

At some point in the future, we may consider becoming self-managed by internalizing the functions performed for us by our Business Manager. Even if we become self-managed, we may not be able to hire certain key employees of the Business Manager and its affiliates, even if we are allowed to offer them positions with our Company. Although we are generally restricted from soliciting these persons pursuant to certain provisions set forth in the business management agreement, during the one-year period after the Business Manager’s receipt of an internalization notice the Business Manager will permit us to solicit for hire the “key” employees of the Business Manager and its affiliates, including all of the persons serving as the executive officers of our Company or the Business Manager who do not also serve as directors or officers of any other IREIC-sponsored REITs. However, at any given moment, many or all of the executive officers of the Company and the Business Manager may also be serving as a director or officer of one or more other IREIC-sponsored REITs. Failure to hire or retain key personnel could result in increased costs and deficiencies in our disclosure controls and procedures or our internal control over financial reporting. These deficiencies could cause us to incur additional costs and divert management’s attention from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For so long as we remain an emerging growth company, we will not be required to:

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

If we choose to take advantage of any or all of these provisions, the information that we provide you in our future public filings may be different than that of other public companies.  The exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies.  In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company.  We continue to evaluate and monitor developments with respect to these new rules and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act.

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

The Company intends to engage primarily in the business of investing in real estate and is not registered, and does not intend to register itself or any of its subsidiaries, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  If we become obligated to register the Company or any of its subsidiaries as an investment company, the registered entity would have to comply with substantial regulation under the Investment Company Act with respect to capital structure (including the registered entity’s ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters.  Compliance with the Investment Company Act would limit our ability to make certain investments and require us to significantly restructure our operations and business plan.  The costs we would incur and the limitations that would be imposed on us as a result of such compliance and restructuring would negatively affect the value of our common stock, our ability to make distributions and the sustainability of our business and investment strategies.

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

U.S. and international financial markets have been volatile, particularly over the last five years. The effects of this volatility may persist particularly as financial institutions continue to restructure their business and capital structures in response to new, or enhanced, regulation requirements, all of which could impact the availability of credit and overall economic activity as a whole.

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

Further, the fluctuation in market conditions makes judging the future performance of these assets difficult. The real estate assets we acquire may substantially decline in value, which would, among other things, negatively impact our ability to finance or refinance debt secured by these assets or earn positive returns on these assets, and may require us to write down or impair the value of these assets, which would have a negative impact on our results of operations and ability to pay or sustain distributions.

Economic conditions in the United States have had, and may continue to have, an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants which could have an adverse impact on our financial operations.

Economic conditions in the United States have had an adverse impact on the retail industry generally. As a result, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States. The continuation of adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our commercial properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease space at our retail properties or retail properties we plan to acquire. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties and any additional retail properties we acquire and our results of operations.

We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.

As of December 31, 2014, we own 31 properties located in 14 states. We compete with numerous developers, owners and operators of commercial properties, many of which own properties similar to, and in the same market areas as, our properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants or retain existing tenants when their leases expire. To the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases. Also, if our competitors develop additional properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.

Acts of God, such as earthquakes, floods or other uninsured losses, may make us susceptible to adverse climate developments from the effects of these natural disasters in those areas.

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

We depend on tenants for our revenue, and accordingly lease terminations, tenant default, and bankruptcies could adversely affect the income produced by our properties.

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

For the year ended December 31, 2014, approximately 7.7% and 6.8% of our consolidated annualized base rental revenue was generated from leases with Dolgencorp, LLC, a subsidiary of Dollar General Corporation, and L.A. Fitness, respectively. Dollar General Corporation has guaranteed all rents and other sums due under each lease with Dolgencorp, LLC in the event that Dolgencorp, LLC defaults. As a result of the concentration of revenue generated from these properties, if any of these tenants were to cease paying rent or fulfilling their other monetary obligations, or if Dollar General Corporation did not fulfill its obligations under the guarantee, we could have significantly reduced rental revenues or higher expenses until the default was cured or the properties were leased to a new tenant or tenants. In addition, there is no assurance that the properties could be re-leased on similar or better terms, if at all.

Our revenue is impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns on your investment.

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

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases

Any of our tenants or any guarantor of a tenant’s lease obligations could be subject to a bankruptcy proceeding in pursuit of Title 11 of the bankruptcy laws of the United States. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would bar all efforts to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if the funds were available, and then only in the same percentages as that realized on other unsecured claims.

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to you. In the event of a bankruptcy there can be no assurance that the tenant or its trustee will assume our lease. If a given lease or guaranty of a lease is not assumed, our cash flow and the amounts available for distributions to you may be adversely affected.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

For the year ended December 31, 2014, approximately 59% of our base rental income of our consolidated portfolio was generated by properties located in the Southeastern United States. Your investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.

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

We have entered into long-term leases with some of our retail tenants, and those leases may not result in fair value over time, which could adversely affect our revenues and ability to make distributions.

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

A number of our retail leases are based on tenant gross sales. Under those leases which are based on the gross sales of our tenants, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which may derive from percentage rent leases could be adversely affected by a general economic downturn.

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

Some of our properties have short term leases with tenants.  There is no assurance that we will be able to renew these leases as they expire or attract replacement tenants on comparable terms, if at all.  Therefore, the returns we earn on this type of investment may be more volatile than the returns generated by properties with longer term leases.

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

Sale leaseback transactions may be re-characterized in a manner unfavorable to us.

We may from time to time enter into a sale leaseback transaction where we purchase a property and then lease the property to the seller. The transaction may, however, be characterized as a financing instead of a sale in the case of the seller’s bankruptcy. In this case, we would not be treated as the owner of the property but rather as a creditor with no interest in the property itself. The seller may have the ability in a bankruptcy proceeding to restructure the financing by imposing new terms and conditions. The transaction also may be re-characterized as a joint venture. In this case, we would be treated as a joint venture with liability, under some circumstances, for debts incurred by the seller relating to the property.

Operating expenses may increase in the future and to the extent these increases cannot be passed on to our tenants, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for fuel, utilities, labor, building materials and insurance, are not fixed and may increase in the future.  Unless specifically provided for in a lease, there is no guarantee that we will be able to pass these increases on to our tenants. To the extent these increases cannot be passed on to our tenants, any increases would cause our cash flow and our operating results to decrease, which could have a material adverse effect on our ability to pay or sustain distributions.

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow certain tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our facilities and could result in our inability to provide services. Accordingly, any interruption or limitation in the provision of these essential services may adversely affect us.

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

The nature of the activities at certain properties may expose us and our tenants or operators to potential liability for personal injuries and, in certain instances, property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. These policies may or may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot provide any assurance that we will have adequate coverage for these losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of the particular asset will likely be reduced by the uninsured loss. In addition, we cannot provide any assurance that we will be able to fund any uninsured losses.

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

Terrorist attacks and other acts of violence or war may affect the markets in which we operate our operations and our profitability.

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

We may invest in real estate-related securities. Equity securities are always unsecured and subordinated to other obligations of the issuer. Investments in real estate-related equity securities are subject to the risks associated with investing directly in real estate assets and numerous additional risks including: (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from, among other things, changes in prevailing interest rates in the overall market or related to a specific issuer, as well as changing investor perceptions of the market as a whole, REIT or real estate securities in particular or the specific issuer in question; (3) subordination to the liabilities of the issuer; (4) the possibility that earnings of the issuer may be insufficient to meet its debt service obligations or to pay distributions; and (5) with respect to investments in real estate-related preferred equity securities, the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to redeem the securities. In addition, investments in real estate-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Investing in real estate-related securities will expose our results of operations and financial condition to the factors impacting the trading prices of publicly-traded entities.

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

Commercial mortgage-backed securities (“CMBS”) are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans. In a changing interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third-party guarantees or other forms of credit support designed to reduce credit risk may not be effective due, for example, to defaults by third party guarantors.

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

We acquired properties by borrowing monies in an amount equal to the fair market value of the acquired properties and, in some instances we acquired properties by assuming existing financing. We typically borrow money to finance a portion of the purchase price of assets we acquire. We may also borrow money for other purposes to, among other things, satisfy the requirement that we distribute at least 90% of our “REIT annual taxable income,” subject to certain adjustments, or as is otherwise necessary or advisable to assure that we continue to qualify as a REIT for federal income tax purposes. Over the long term, however, payments required on any amounts we borrow reduce the funds available for, among other things, acquisitions, capital expenditures for existing properties or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest on this debt.

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

If we are unable to borrow money at favorable rates, we may be unable to acquire additional real estate assets or refinance existing loans at maturity. Further, we have obtained and may continue to enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution to you.  Further, during periods of rising interest rates, we may be forced to sell one or more of our properties in order to repay existing loans, which may not permit us to maximize the return on the particular properties being sold.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We have obtained, and may continue to enter into, mortgage indebtedness that does not require us to pay principal for all or a portion of the life of the debt instrument. During the period when no principal payments are required, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan is not reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal required during this period. After the interest-only period, we may be required either to make scheduled payments of principal and interest or to make a lump-sum or “balloon” payment at or prior to maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan if we do not have funds available or are unable to refinance the obligation.

Our loan documents may restrict certain aspects of our operations, which could, among other things, limit our ability to make distributions to you.

The terms and conditions contained in certain of our loan documents require us to maintain cash reserves, limit the aggregate amount we may borrow on a secured and unsecured basis, require us to satisfy restrictive financial covenants, prevent us from entering into certain business transactions, such as a merger, sale of assets or other business combination, restrict our leasing operations, require us to obtain consent from the lender to complete transactions or make investments that are ordinarily approved only by our board of directors or impose limits on our ability to pay distributions. In addition, secured lenders may restrict our ability to discontinue insurance coverage on a mortgaged property even though we may believe that the insurance premiums paid to insure against certain losses, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, are greater than the potential risk of loss.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

The terms and conditions contained in certain of our loan documents preclude us from pre-paying the principal amount of the loan or could restrict us from selling or otherwise disposing of or refinancing properties. For example, lock-out provisions prohibit us from reducing the outstanding indebtedness secured by certain of our properties, refinancing this indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness secured by our properties. Lock-out provisions could impair our ability to take other actions during the lock-out period. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of December 31, 2014 we had $88.2 million or 48% of our total debt that bore interest at variable rates with a weighted average interest rate equal to 2.01%.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our Offering, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders.

We have not yet generated positive cash flow from operations to cover distribution payments and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, during the pendency of our Offering, we have and will likely continue to pay distributions from the net proceeds of our Offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering, to pay distributions. There is no assurance we will generate sufficient cash flow from operations to cover distributions. We began declaring distributions to stockholders of record during December 2012. Approximately seventy-four percent ($8.6 million) of the distributions paid to stockholders through December 31, 2014, have been paid from the net proceeds of our Offering, which reduces the proceeds available for other purposes. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of our Offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in our Offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors.

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective.

From time to time, we have used, and may continue to use, derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our currently anticipated hedging strategy.  There is no assurance that our hedging strategy will achieve our objectives. We may be subject to costs, such as transaction fees or breakage costs, if we terminate these arrangements.

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

We do not have any employees. We rely on persons performing services for our Business Manager and Real Estate Managers and their affiliates to manage our day-to-day operations. Some of these persons, including but not limited to Mr. Goodwin, Mr. Sabshon, Ms. McGuinness, Ms. Lynch, Ms. Matlin, Mr. Lichterman, Ms. Hrtanek, Mr. Sajdak and Ms. McNeeley, also provide services to one or more investment programs previously sponsored by IREIC. These individuals face competing demands for their time and service, and are required to allocate their time between our business and assets and the business and assets of IREIC, its affiliates and the other programs formed and organized by IREIC.  Certain of these individuals have fiduciary duties to both us and our stockholders.  If these persons are unable to devote sufficient time or resources to our business due to the competing demands of the other programs, they may violate their fiduciary duties to us and our stockholders, which could harm our business and we may be unable to maintain or increase the value of our assets, and our operating cash flows and ability to pay distributions could be adversely affected.

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

Our Business Manager, our Real Estate Managers and other affiliates of IREIC face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

We pay significant fees to our Business Manager, Real Estate Managers and other affiliates of IREIC for services provided to us.  Our Business Manager receives fees based on the aggregate book value, including acquired intangibles, of our invested assets and the contract purchase price of our assets.  Further, our Real Estate Managers receives fees based on the gross income from properties under management and may also receive market-based leasing and construction management fees.  Other parties related to, or affiliated with, our Business Manager or Real Estate Managers, including Inland Securities, may also receive fees or cost reimbursements from us.  These compensation arrangements may cause these entities to take or not take certain actions.  For example, these arrangements may provide an incentive for our Business Manager to: (1) borrow more money than prudent to increase the amount we can invest; or (2) retain instead of sell assets, even if our stockholders may be better served by sale or other disposition of the assets.  Further, the fact that we pay the Business Manager an acquisition fee based on the contract purchase price of an asset may cause our Business Manager to negotiate a higher price for an asset than we otherwise would, or to purchase assets that may not otherwise be in our best interests.  Ultimately, the interests of these parties in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock.

We rely on entities affiliated with IREIC to identify real estate assets.

We rely on the real estate professionals employed by IREA and other affiliates of our Sponsor to source potential investments in properties, real estate-related assets and other investments in which we may be interested. Our Sponsor maintains an investment committee that reviews each potential investment and determines whether an investment is acceptable for acquisition. In determining whether an investment is suitable, the investment committee considers investment objectives, portfolio and criteria of all programs currently advised by the Sponsor or its affiliates (collectively referred to as the “Programs”). Other factors considered by the investment committee may include cash flow, the effect of the acquisition on portfolio diversification, the estimated income or unrelated business tax effects of the purchase, policies relating to leverage, regulatory restrictions and the capital available for investment. Our Business Manager will not recommend any investments for us unless the investment is approved for consideration in advance by our Sponsor’s investment committee. Once an investment has been approved for consideration by our Sponsor’s investment committee, the Programs are advised and provided an opportunity to acquire the investment. If more than one Program is interested in acquiring an investment, then the Program that has had the longest period of time elapse since it was offered an investment is first offered the investment by the allocation committee. We may not, therefore, be able to acquire properties that we otherwise would be interested in acquiring.

Our properties may compete with the properties owned by other programs sponsored by IREIC or IPCC.

Certain programs sponsored by IREIC or Inland Private Capital Corporation (“IPCC”) own and manage the type of properties that we own or seek to acquire, including in the same geographical areas. Therefore, our properties, especially those located in the same geographical area, may compete for tenants or purchasers with other properties owned and managed by other IREIC- or IPCC-sponsored programs. Persons performing services for our Real Estate Managers may face conflicts of interest when evaluating tenant leasing opportunities for our properties and other properties owned and managed by IREIC- or IPCC-sponsored programs, and these conflicts of interest may have an adverse impact on our ability to attract and retain tenants.  In addition, a conflict could arise in connection with the resale of properties in the event that we and another IREIC- or IPCC-sponsored program were to attempt to sell similar properties at the same time, including in particular in the event another IREIC- or IPCC-sponsored program engages in a liquidity event at approximately the same time as us, thus impacting our ability to sell the property or complete a proposed liquidity event.

Inland Securities, the dealer manager of our Offering, is an affiliate of IREIC.

Inland Securities is an affiliate of IREIC and is not, therefore, independent. Thus, the agreement with Inland Securities, including fees and expenses payable thereunder, was not negotiated at arm’s length.

Inland Securities signed a Letter of Acceptance, Waiver and Consent with FINRA. Any further action, proceeding or litigation with respect to compliance with the Letter of Acceptance, Waiver and Consent, or with respect to similar allegations by FINRA relating to future conduct, could adversely affect our dealer manager.

In August 2014, Inland Securities submitted a Letter of Acceptance, Waiver and Consent, or “AWC,” to FINRA, the self-regulatory organization that oversees broker dealers, for the purpose of proposing a settlement of certain rule violations alleged by FINRA. Without admitting or denying the findings, Inland Securities consented to an entry of findings of certain violations of FINRA Rules, including those related to its due diligence obligations in connection with its activities as placement agent to two private placement offerings. FINRA accepted the AWC on August 27, 2014. In connection with the AWC, Inland Securities consented to a fine of $40,000, and agreed to (1) retain an independent consultant to review its written supervisory procedures, and (2) revise its written supervisory procedures as recommended by the independent consultant. Inland Securities intends to fully comply with the terms and conditions of the AWC. Although Inland Securities has never before been the subject of any FINRA action and although no complaints have been received regarding the two private placement programs, to the extent any action would be taken against Inland Securities in connection with its compliance with the AWC, or if future violations of FINRA rules are alleged, Inland Securities could be adversely affected.

We have the same legal counsel as our dealer manager and certain of its affiliates.

Our legal counsel also serves as the legal counsel to Inland Securities and from time to time other entities that are affiliated with our Sponsor. Under applicable legal ethics rules, our counsel may be precluded from representing us due to a conflict of interest between us and our dealer manager or any of those other entities. If any situation arises in which our interests are in conflict with those of our dealer manager or its affiliates, we would be required to retain additional counsel and may incur additional fees and expenses.

Risks Related to Our Corporate Structure

Our rights, and the rights of our stockholders, to recover claims against our officers, directors, Business Manager and Real Estate Managers are limited.

Under our charter, no director or officer will be liable to us or to any stockholder for money damages to the extent that Maryland law permits the limitation of the liability of directors and officers of a corporation.  We may generally indemnify our directors, officers, employees, Business Manager, Real Estate Managers and their respective affiliates for any losses or liabilities suffered by any of them as long as: (1) the directors have determined in good faith that the course of conduct that caused the loss or liability was in our best interest; (2) these persons or entities were acting on our behalf or performing services for us; (3) the loss or liability was not the result of the negligence or misconduct of the directors (gross negligence or willful misconduct of the independent directors), officers, employees, Business Manager, the Real Estate Managers or their respective affiliates; and (4) the indemnity or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders.  As a result, we and our stockholders may have more limited rights against our directors, officers and employees, our Business Manager, the Real Estate Managers and their respective affiliates, than might otherwise exist under common law.  In addition, we may be obligated to fund the defense costs incurred by our directors, officers and employees or our Business Manager and the Real Estate Managers and their respective affiliates in some cases.

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

Federal Income Tax Risks

If we fail to remain qualified as a REIT our operations and distributions to stockholders will be adversely affected.

If we were to fail to remain qualified as a REIT, without the benefit of certain relief provisions, in any taxable year:

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

If we fail to invest a sufficient amount of the net proceeds from the Offering in real estate assets within one year from the receipt of the proceeds, we could fail to qualify as a REIT.

Temporary investment of the net proceeds from the Offering in securities and income from these investments generally will allow us to satisfy various REIT income and asset requirements, but only during the one-year period beginning on the date we receive the net proceeds. In order to satisfy these requirements, we may invest in one or more assets on terms and conditions that are not otherwise favorable to us, which ultimately could materially and adversely affect our financial condition and operating results.  Alternatively, if we are unable to invest a sufficient amount of the net proceeds from sales of our stock in qualifying real estate assets within the one-year period, we could fail to satisfy one or more of the gross income or asset tests and we could be limited to investing all or a portion of any remaining funds in cash or certain cash equivalents. If we fail to satisfy any such income or asset test, unless we are entitled to relief under certain provisions of the Code, we could fail to qualify as a REIT.

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

If you participate in our DRP, you will be deemed to have received, and for income tax purposes will be taxed on, the fair market value of the share of our common stock that you receive in lieu of cash distributions. As a result, unless you are a tax-exempt entity, you will have to use funds from other sources to pay your tax liability.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available to pay distributions.

Even if we maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” we will incur taxes equal to the full amount of the income from the prohibited transaction. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on this income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have to file income tax returns to receive a refund of the income tax paid on their behalf. We also may be subject to state and local taxes on our income, property or net worth, either directly or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce our cash available to pay distributions.

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

The maximum tax rate on qualified dividends paid by corporations to individuals is 20%. REIT dividends, however, generally do not constitute qualified dividends and consequently are not eligible for the current reduced tax rates. Therefore, our stockholders pay federal income tax on distributions out of our current and accumulated earnings and profits (excluding distributions of amounts either subject to corporate-level taxation or designated as a capital gain dividend) at the applicable “ordinary income” rate, the maximum of which is 39.6%. In addition this income also may be subject to the 3.8% Medicare surtax on certain investment income. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own interests in 31 retail properties. As of December 31, 2014, we, through our wholly-owned subsidiaries, owned fee simple interests in all of the properties listed below. The majority of properties are encumbered by mortgages totaling $184.7 million.

As of December 31, 2014 and 2013, annualized base rent per square foot averaged $13.08 and $10.10, respectively, for all properties owned. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

		As of December 31, 2014
Property	Location	Square Footage	Physical Occupancy	Economic Occupancy
Dollar General (12 properties)	Various	111,890	100.0%	100.0%
Newington Fair	Newington, CT	186,205	100.0%	100.0%
Wedgewood Commons	Olive Branch, MS	159,258	100.0%	100.0%
Park Avenue	Little Rock, AR	69,381	98.2%	100.0%
North Hills Square	Coral Springs, FL	63,829	98.1%	98.1%
Mansfield Shopping Center	Mansfield, TX	148,529	96.7%	96.7%
Lakeside Crossing	Lynchburg, VA	62,706	100.0%	100.0%
MidTowne Shopping Center	Little Rock, AR	126,288	94.4%	95.6%
Dogwood Festival	Flowood, MS	187,610	94.5%	94.5%
Pick N Save Center	West Bend, WI	86,800	92.9%	100.0%
Harris Plaza	Layton, UT	123,890	90.2%	98.5%
Dixie Valley	Louisville, KY	119,981	80.5%	92.5%
The Landings at Ocean Isle	Ocean Isle, NC	53,220	94.5%	94.5%
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,606	96.9%	96.9%
Harvest Square	Harvest, AL	70,590	93.2%	93.2%
Heritage Square	Conyers, GA	22,385	88.8%	88.8%
The Shoppes at Branson Hills	Branson, MO	256,017	98.5%	98.5%
Branson Hills Plaza	Branson, MO	210,201	100.0%	100.0%
Copps Grocery Store	Stevens Point, WI	69,911	100.0%	100.0%
Fox Point Plaza	Neenah, WI	171,121	98.1%	98.1%
Portfolio Total		2,532,418	96.4%	97.7%

The following table sets forth a summary, as of December 31, 2014, of lease expirations scheduled to occur during each of the calendar years from 2015 to 2024 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to December 31, 2014.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent Per Leased Square Foot
2015	22	49,093	2.0%	$941,035	2.8%	$19.17
2016	34	131,807	5.4%	2,054,387	6.2%	15.59
2017	34	122,560	5.0%	2,838,939	8.6%	23.16
2018	37	107,786	4.4%	2,234,602	6.8%	20.73
2019	41	361,273	14.8%	4,738,166	14.3%	13.12
2020	23	127,487	5.2%	1,728,618	5.2%	13.56
2021	7	55,842	2.3%	861,186	2.6%	15.42
2022	12	170,501	7.0%	2,535,888	7.7%	14.87
2023	22	245,276	10.0%	3,611,629	10.9%	14.72
2024	15	138,460	5.7%	2,973,459	9.0%	21.48
Thereafter	30	931,649	38.2%	8,528,691	25.9%	9.15
Leased Total	277	2,441,734	100%	$33,046,600	100%	$13.53

(a)	Represents the base rent in place for the applicable property at the time of lease expiration.

The following table sets forth the top five tenants in our portfolio based on annualized base rent for leases commenced on or prior to December 31, 2014.

Tenant	Number of Leases	Gross Leasable Area - Square Footage	Percent of Portfolio Total Gross Leasable Area	Total Annualized Base Rent (a)	Percent of Portfolio Total Annualized Base Rent	Annualized Base Rent Per Square Foot
Pick n Save/ Copps/ Roundy’s	3	200,737	7.9%	$2,959,030	9.3%	$14.74
Dollar General	12	111,890	4.4%	1,132,222	3.6%	10.12
TJMaxx/ HomeGoods/ Marshalls	6	151,222	6.0%	1,381,489	4.3%	9.14
LA Fitness	1	51,600	2.0%	1,050,060	3.3%	20.35
Wal-Mart/Sam’s Club	2	186,629	7.4%	822,092	2.6%	4.40
Top five tenants	24	702,078	27.7%	$7,344,893	23.1%	$10.46

(a)	Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in place at December 31, 2014.

Tenant Type	Gross Leasable Area - Square Footage	Percent of Total Gross Leasable Area
Discount and Department Stores	568,603	23.3%
Home Goods	437,890	17.9%
Grocery	361,243	14.8%
Apparel & Accessories	303,509	12.4%
Lifestyle, Health Clubs, Books & Phones	195,257	8.0%
Restaurants	138,362	5.7%
Consumer Services, Salons, Cleaners, Banks	118,926	4.9%
Sporting Goods	116,692	4.8%
Pet Supplies	91,433	3.7%
Health, Doctors & Health Foods	47,948	2.0%
Other	61,871	2.5%
Total	2,441,734	100%

Item 3. Legal Proceedings

We are not a party to, and none of our properties is subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently offering shares of our common stock pursuant to an effective registration statement at an offering price of $10.00 per share in our “best efforts” offering. There is no established public trading market for our shares of common stock. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Our board does not anticipate evaluating a listing on a national securities exchange until at least 2017. There is no assurance that we will list our shares.

We are currently selling shares pursuant to our DRP at a price equal to $9.50 per share. The offering price of our shares may be higher or lower than the price at which the shares would trade if they were listed on a national securities exchange or actively traded by dealers or market makers. Further, there is no assurance that stockholders will be able to sell any shares that they have purchased in our offerings at prices that equal or exceed the offering price, if at all.

The Financial Industry Regulatory Authority, or “FINRA,” requires registered broker-dealers, including the soliciting dealers who had sold shares in an unlisted REIT, to disclose in a customer’s account statement an estimated value for a REIT’s securities if the annual report of that REIT discloses a per share estimated value. In October 2014, the SEC granted FINRA approval to amend provisions addressing per share estimated valuations for unlisted REITs on account statements. The amendments require, among other things, to include in customer account statements a per share value for a REIT security. The amended rule provides two methodologies for calculating per share estimated values under which reported values are to be presumed reliable and included on customer account statements for a REIT security. The two methods are:

(i)	Net investment – which is based upon the amount available for investment, as defined. The net investment may be used no longer than two years plus 150 days after breaking escrow.
(ii)	Independent Valuation - which requires an independent third-party valuation expert to perform or provide material assistance in the valuation of the security. The independent third-party valuation must be accompanied by a written opinion or report by the issuer.

The amended rule also imposes various enhanced disclosure obligations, as defined and the amendments become effective on April 11, 2016.

Our board of directors anticipates publishing a new estimated per share value of our shares based on the amended FINRA regulations.

Stockholders

As of March 24, 2015, we had 11,475 stockholders of record.

Distributions

We currently pay distributions based on daily record dates, payable in arrears the following month. The distributions that we currently pay are equal to a daily amount of $0.001643836, per share based upon a 365-day period. During the years ended December 31, 2014 and 2013, we declared distributions totaling $12.3 million and $1.3 million, respectively, and paid distributions of $10.6 million and $1.0 million, respectively.

The following table shows the sources for the payment of distributions to common stockholders for the periods indicated:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
		% of Distributions		% of Distributions		% of Distributions
Distributions:
Distributions paid in cash	$5,202,399		$516,678		$--
Distributions reinvested	5,395,015		481,029		--
Total distributions	$10,597,414		$997,707		$--

Source of distribution coverage:
Cash flows provided by operating activities (1)	$2,926,792	28%	$--	--%	$--	--%
Sponsor contributions	640,000	6%	--	--%	--	--%
Proceeds from issuances of common stock	7,030,622	66%	997,707	100%	--	--%
Total source of distribution coverage	$10,597,414	100%	$997,707	100%	$--	--%
Cash flows provided by (used in) operating activities (1) (GAAP basis)	$2,926,792		$(961,103)		$(524,042)
Net loss (in accordance with GAAP)	$(4,355,606)		$(2,526,801)		$(1,139,882)

(1)	Cash flows provided by (used in) operating activities for the years ended December 31, 2014, 2013 and 2012 include acquisition related costs of $5,139,511, $666,042 and $732,739, respectively.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from August 24, 2011 (date of inception) through December 31, 2014:

For the Period from August 24, 2011 (Date of Inception) to December 31, 2014
Distributions paid:
Common stockholders in cash	$5,719,077
Common stockholders pursuant to DRP	5,876,044
Total distributions paid	$11,595,121

Reconciliation of net loss:
Revenues	$21,873,194
Acquisition and transaction related	(6,538,292)
Depreciation and amortization	(8,724,704)
Other operating expenses	(10,638,238)
Other non-operating expenses	(4,014,141)
Net loss (in accordance with GAAP) (1)	$(8,042,181)
Funds from Operations	$682,433
Cash flows provided by operating activities	$1,421,665

(1)	Net loss as defined by GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.

Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of the Offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, we have and will likely continue to pay distributions from the net proceeds of the Offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or Offering proceeds, to pay distributions. Seventy-four percent (74%) of the distributions paid to stockholders, or $8.6 million through December 31, 2014, were paid from the net proceeds of our best efforts Offering, which reduces the proceeds available for other purposes. To the extent we continue to pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there is no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of the Offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in the Offering, whereas later investors may not benefit from all of the net offering proceeds raised from earlier investors.

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

Share Repurchase Program

The Company adopted a share repurchase program effective October 18, 2012. The Company is authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year under the share repurchase program (“SRP”), if requested, if the Company chooses to repurchase them. Under the program, we may make “ordinary repurchases,” which are defined as all repurchases other than “exceptional repurchases”, which are defined as repurchases upon the death or qualifying disability of a stockholder, at prices ranging from 92.5% of the “share price,” as defined in the SRP, for stockholders who have owned their shares continuously for at least one year, but less than two years, to 100% of the “share price” for stockholders who have owned their shares continuously for at least four years. In the case of “exceptional repurchases,” we may repurchase shares at a repurchase price equal to 100% of the “share price.”

With respect to ordinary repurchases, we may make repurchases only if we have sufficient funds available to complete the repurchase. In any given calendar month, we are authorized to use only the proceeds generated from our DRP during that month to fund ordinary repurchases under the SRP; provided that, if we have excess funds during any particular month, we may, but are not obligated to, carry those excess funds to the subsequent calendar month for the purpose of making ordinary repurchases. Subject to funds being available, in the case of ordinary repurchases, we further will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. With respect to exceptional repurchases, we are authorized to use all available funds to repurchase shares. In addition, the one-year holding period and 5% limit described herein will not apply to exceptional repurchases.

The SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our SRP. In the event that we amend, suspend or terminate the SRP, however, we will send stockholders notice of the change at least thirty days prior to the change, and we will disclose the change in a report filed with the SEC on either Form 8-K, Form 10-Q or Form 10-K, as appropriate. Further, our board reserves the right in its sole discretion, at any time, and from time to time to reject any requests for repurchases. The following table summarizes the repurchases of shares under the SRP during the fourth quarter of the year ended December 31, 2014:

Period	Total Requests for Shares Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 2014	9,891	9,891	$9.57	9,891	319,075
November 2014	6,977	6,977	$8.60	6,977	312,098
December 2014	3,168	3,168	$9.23	3,168	308,930
Total	20,036	20,036	$9.18	20,036

Securities Authorized for Issuance under Equity Compensation Plans

None.

Use of Proceeds from Registered Securities

On October 18, 2012, our Registration Statement on Form S-11 (Registration No. 333-176775), covering a public offering of up to 180,000,000 shares of common stock, was declared effective by the SEC. The Offering commenced on October 18, 2012 and is ongoing.

We are offering 150,000,000 shares of our common stock at a price equal to $10.00 per share on a “best efforts” basis. We also are offering up to 30,000,000 shares of our common stock at a price equal to $9.50 per share to stockholders who elect to participate in our DRP. The dealer manager of the best efforts portion of the offering is Inland Securities, a wholly owned subsidiary of our Sponsor.

As of December 31, 2014, we had sold the following securities in the best efforts portion of the Offering for the following aggregate offering prices:

•	42,005,264 shares, equal to $417,116,004 in aggregate gross offering proceeds, excluding the 20,000 shares purchased by IREIC for $200,000 prior to commencing the Offering.

As of December 31, 2014, we have incurred the following costs in connection with the best efforts portion of the Offering:

Type of Costs	Amount
Offering costs to related parties (1)	$39,150,059
Offering costs paid to non-related parties	4,415,517
Total offering costs	$43,565,576

(1)	“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities, which re-allowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through December 31, 2014, the net offering proceeds to us from the best efforts portion of the Offering, after deducting the total expenses incurred described above, were $373.6 million. As of December 31, 2014, we had used approximately $238.3 million of these net proceeds to purchase interests in real estate and pay related costs, approximately $25.2 million for repayment of indebtedness used to purchase interests in real estate, approximately $2.2 million to pay loan origination costs and approximately $11.6 million to pay distributions. The remaining net proceeds were held as cash at December 31, 2014.

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

	As of and for the year ended December 31,
	2014	2013	2012	2011 (a)
Balance Sheet Data:
Total Assets	$571,486,463	$91,238,523	$35,259,075	$874,194
Mortgages and notes payable (b)	$186,033,574	$32,530,344	$32,677,167	$–
Operating Data:
Total income	$18,946,216	$2,824,992	$101,986	$–
Net loss	$(4,355,606)	$(2,526,801)	$(1,139,882)	$(19,892)
Net loss per common share, basic and diluted (c)	$(0.21)	$(1.18)	$(18.04)	$(0.99)
Common Stock Distributions:
Distributions paid to common stockholders	$10,597,414	$997,707	$–	$–
Distributions declared to common stockholders	$12,317,960	$1,288,777	$13,793	$–
Distributions per weighted average common share (c)	$0.60	$0.60	$0.22	$–
Cash Flow Data:
Cash flows provided by (used in) operating activities	$2,926,792	$(961,103)	$(524,042)	$(19,892)
Cash flows used in investing activities	$(310,489,892)	$(30,374,587)	$(32,163,615)	$(1,000)
Cash flows provided by financing activities	$386,800,004	$55,733,024	$34,890,619	$54,980
Other Information:
Weighted average number of common shares outstanding, basic and diluted	20,565,940	2,147,947	63,198	20,000

(a)	As of December 31, 2011 and for the period from August 24, 2011 (inception) through December 31, 2011
(b)	Mortgages and notes payable as of December 31, 2014 includes mortgage premiums of $1,296,646
(c)	The net loss per common share, basic and diluted is based upon the weighted average number of common shares outstanding for the year or period ended. The distributions per common share are based upon the weighted average number of common shares outstanding for the year or period ended.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. Words such as “may,” “could,” “should,” “expect,” “intend,” “plan,” “goal,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “variables,” “potential,” “continue,” “expand,” “maintain,” “create,” “strategies,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions, are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•	We may not be able to raise capital sufficient to achieve our investment objectives;
•	We have a limited operating history and the prior performance of programs sponsored by IREIC should not be used to predict our future results;
•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	We may suffer from delays in selecting, acquiring and developing suitable assets;
•	To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our “best efforts” offering, which will reduce the amount of cash available to be invested in assets, negatively impact the value of our stockholders’ investment and be dilutive to our stockholders;
•	We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2014, 2013 and 2012;
•	There is no established public trading market for our shares, our stockholders may not be able to sell their shares under our SRP and, if our stockholders are able to sell their shares under the program, or otherwise, they may not be able to recover the amount of their investment in our shares;
•	Our charter generally allows us to borrow up to 300% of our net assets, equivalent to 75% of the costs of our assets;
•	IREIC may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Managers;
•	We do not have arm’s-length agreements with our Business Manager, our Real Estate Managers or any other affiliates of IREIC;
•	We pay fees, which may be significant, to our Business Manager, Real Estate Managers and other affiliates of our Sponsor;
•	Our Business Manager and its affiliates face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders;
55

•	Our properties may compete with the properties owned by other programs sponsored by IREIC or IPCC for, among other things, tenants;
•	Our Business Manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee or any acquisition fee;
•	During the years ended December 31, 2014, 2013 and 2012 we generated a significant portion of our revenue from two tenants, and rental payment defaults by these significant tenants could adversely affect our results of operations; and
•	If we fail to continue to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

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

The following discussion and analysis relates to the years ended December 31, 2014, 2013 and 2012. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are an externally managed Maryland corporation formed in August 2011 to acquire a diversified portfolio of commercial real estate located throughout the United States. We are managed by our business manager, IREIT Business Manager & Advisor, Inc. referred to herein as our “Business Manager.” While we may acquire retail properties, office buildings, multi-family properties and industrial/distribution and warehouse facilities, within these property types, we focus primarily on “core” real estate assets. To date, we have focused on acquiring retail properties. We will continue to focus on retail properties unless and until the returns from other properties exceed those that we believe are available from investing in retail.

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

Core real estate assets also typically generate predictable, steady cash flow and have a lower risk profile than non-core real estate assets. We have purchased single-tenant, net-leased retail properties and may continue to purchase single-tenant, net-leased properties within any of the four property types listed above.  We may purchase existing or newly-constructed properties as well as properties that are under development or construction, including those where development has not commenced. In addition, in all cases, we may acquire properties directly, by purchasing the property, also known as a “fee interest,” or through joint ventures, including joint ventures in which we do not own a controlling interest. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as CMBS.

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

At December 31, 2014, we owned 31 retail properties, totaling 2,532,418 square feet. At December 31, 2014, our portfolio had weighted average physical and economic occupancy of 96.4% and 97.7%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties are subject to an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing related to certain vacant spaces, although we own the entire property. We are not obligated to pay this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the acquisition agreement. As of December 31, 2014 and 2013, annualized base rent per square foot averaged $13.08 and $10.10, respectively, for all properties owned. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

Market Outlook

Recent actions and comments of the Federal Open Market Committee of the Federal Reserve Board (“Federal Reserve”) suggest that the Federal Reserve will eventually return to a normalized monetary policy. However, the Federal Reserve has provided no clear indication as to when it will raise interest rates.

Real estate pricing is generally influenced by, among other things, market interest rates. However, the movements are not simultaneous and pricing generally lags behind interest rate adjustments for a period of time. Because part of our business strategy is to utilize debt to finance a portion of our real estate assets, we may be challenged in finding appropriately priced real estate during periods of rapidly rising interest rates.

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

Our management team continues to believe that we can produce better risk adjusted returns by investing in multi-tenant necessity-based retail shopping centers than other types of commercial real estate. Multi-tenant retail assets tend to be relatively stable, yet they allow for growth opportunities in a recovering market. A needs-based shopping center is usually anchored by a supermarket that draws patrons to the property along with a number of supporting tenants in smaller shop space. The anchor generally has a long-term lease providing stable cash flow to the property. 16 of the 17 properties purchased during 2014 were multi-tenant retail properties.

Our general experience tells us that a period of economic expansion can translate into rising rental rates and consequently, increases in the net operating income (“NOI”) of a property, particularly at multi-tenant retail properties due to a higher instance of lease roll-over as the smaller tenants typically have shorter leases (usually between 1-3 years). In comparison to properties with longer leases, this provides significantly more opportunities to capture increases in rental rates and NOI at a rate above inflation. By capturing NOI growth rates above inflation, real value is added to a property. As of December 31, 2014, we own 13 single-tenant properties and 18 multi-tenant properties with average lease expirations of 15 years and nine years, respectively.

In addition we believe that:

•	Multi-tenant necessity-based retail real estate is generally recession resilient and has historically outperformed other asset classes.

•	Grocery-anchored shopping centers tend to be resilient to internet sales and can weather changes in consumer sentiment.

•	Demand for retail space is growing. According to a National Association of Realtors published report, the net absorption of retail space is expected to reduce the amount of vacant space in the market place. Also, according to the United States Census Bureau, the population of the United States is projected to grow by over 50 million over the next 20 years. We believe this supply/demand dynamic is beginning to create a favorable environment for retail property owners.

•	If we begin to experience inflation, multi-tenant retail real estate can act as a hedge because of the expected ability to increase rents at a pace that keeps up with inflation.

Although retail was slower than other property types to rebound from the recession, we believe the delayed recovery provides us with an ideal opportunity to acquire properties at attractive capitalization or “cap” rates.

Although our investment mandate as outlined within our prospectus allows us to acquire single tenant properties along with any core property in the four types of commercial real estate described in our prospectus, given what we believe is a compelling case as outlined above, our focus has been and will primarily continue to be on the acquisition of grocery-anchored shopping centers falling generally into the category of neighborhood retail centers.

We may also evaluate power, regional and super-regional centers along with lifestyle centers. Neighborhood centers ranging in size from 30,000 to 150,000 square feet typically feature retailers that provide need-based items and are usually anchored by grocery stores, drug stores, discount department stores, apparel stores and electronics stores. We believe neighborhood centers generally produce stable cash flows from tenants who typically experience relatively consistent demand for their goods and services.

Liquidity and Capital Resources

General

Our principal demand for funds is to acquire real estate assets, to pay operating and offering expenses, to pay interest on our outstanding indebtedness, to pay distributions to our stockholders and to fund our SRP.  We generally seek to fund our cash needs for items other than asset acquisitions and offering costs from operations. Our cash needs for acquisitions are funded primarily from the sale of our shares, including those offered for sale through our DRP, as well as financing obtained concurrent with an acquisition or in the future.  There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations.  Our Business Manager and IREA evaluate potential acquisitions and engage in negotiations with sellers and lenders on our behalf.  Pending investment in real estate assets, we may decide to invest proceeds from the Offering in certain investments that could yield lower returns than those earned on real estate assets.

Potential future sources of liquidity include proceeds from the Offering and DRP, proceeds from secured or unsecured financings from banks or other lenders and proceeds from the sale of assets.  If necessary, we may use financings or other sources of liquidity (capital) in the event of unforeseen significant capital expenditures.

We currently are working on establishing a credit facility (line of credit) with a major financial institution and anticipate it will close during the second quarter of 2015. Although we may enter into a credit facility agreement, our financing strategy will remain consistent with recent acquisitions. Management expects overall debt to be at approximately 50% of the purchase price of the properties, including any proceeds from a credit facility. However, there can be no assurance we will be able to enter into a credit facility agreement with any financial institution on economic terms which would be acceptable to us.

Generally, a company is required to establish a pool of unencumbered assets to serve as collateral for a credit facility. In anticipation of this requirement, we paid off in full, including accrued interest, the outstanding mortgage loan of approximately $9.8 million secured by Newington Fair on October 14, 2014.

As of December 31, 2014, the Offering, since its inception, generated proceeds totaling approximately $373.6 million, net of commissions, the marketing contribution and due diligence expense reimbursements, the majority of which are re-allowed to third party soliciting dealers, and net of other issuer costs.

From our formation through December 31, 2014, our liquidity needs have primarily been to purchase 31 retail properties, to pay operating, organization and offering costs and to pay distributions. During the year ended December 31, 2014, we funded the purchase of 17 retail properties with mortgage debt of approximately $162.0 million and proceeds from the Offering of $216.8 million.

As of December 31, 2014, we had total debt outstanding of approximately $184.7 million, which bore interest at a weighted average interest rate of 3.02% per annum, of which approximately $3.0 million is due in 2016, $6.5 million is due in 2017, $15.3 million is due in 2018, $141.2 million is due in 2019 and the remaining amount of approximately $18.7 million is due after 2019. As of December 31, 2014 and 2013, our borrowings were 42% and 52%, respectively, of the purchase price of our properties.

As of December 31, 2014, our Sponsor had advanced approximately $1.63 million to us for the payment of organization and offering costs, none of which have been repaid.

Cash Flow Analysis

	For the year ended December 31,
	2014	2013	2012
Net cash flows provided by (used in) operating activities	$2,926,792	$(961,103)	$(524,042)
Net cash flows used in investing activities	$(310,489,892)	$(30,374,587)	$(32,163,615)
Net cash flows provided by financing activities	$386,800,004	$55,733,024	$34,890,619

Cash provided by (used in) operating activities was $2,926,792, $(961,103) and $(524,042) for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, funds generated from rental and tenant recovery income were offset primarily by property operating, interest and acquisition and general and administrative expenses. For the years ended December 31, 2013 and 2012, cash was used to pay general and administrative expenses.

Cash used in investing activities was $310,489,892, $30,374,587 and $32,163,615, for the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2014, we acquired 17 properties for $310,120,155, net of mortgage financing and assumed liabilities, paid $130,575 in capital expenditures and funded $250,000 in earnest money for a portfolio acquisition. During 2013, we acquired one property for $29,982,371 and paid $316,002 in capital expenditures. We also invested $100,000 in exchange for a twenty percent membership interest in a limited liability company formed as an insurance association captive. During 2012, we paid $32,163,615 to purchase thirteen retail properties.

Cash provided by financing activities was $386,800,004, $55,733,024 and $34,890,619 for the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2014, we generated proceeds from the sale of shares, net of offering costs paid, of $311,216,761 and proceeds from the DRP of $5,395,015, paid distributions of $10,597,414; funded share repurchases of $260,533 and funded $2,727,907 in deferred investment property acquisition obligation payments for earnout closings at Wedgewood Commons, Lakeside Crossing and Park Avenue. We also received $94,530,574 in loan proceeds, used $9,790,000 to repay one mortgage loan, paid $1,606,869 in loan costs and received a $640,000 contribution to capital from our Sponsor. During the year ended December 31, 2013, we generated proceeds from the sale of shares, net of offering costs paid, of $56,536,937 and proceeds from the DRP of $481,029 and paid distributions of $997,707. We also received $15,259,894 in loan proceeds, used $15,406,717 to repay mezzanine financing and paid $141,305 in loan costs. During the year ended December 31, 2012, we generated proceeds from the sale of shares, net of offering costs paid, of $1,559,334 and received an advance from our Sponsor of $1,080,000. We also received $32,677,167 in loan proceeds and paid $425,882 in loan costs.

A summary of the distributions declared, distributions paid and cash flows provided by operations for the years ended December 31, 2014, and 2013 follows:

			Distributions Paid
Year Ended December 31,	Distribu- tions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total (2)	Cash Flows From Operations	Net Offering Proceeds (3) (4)

2014	12,317,960	$0.60	$5,202,399	$5,395,015	$10,597,414	$2,926,792	311,216,761
2013	1,288,777	$0.60	$516,678	$481,029	$997,707	$(961,103)	56,536,937
2012	13,793	$0.22	$–	–	–	(524,042)	1,559,334

(1)	Assumes a share was issued and outstanding each day during the period.
(2)	On May 12, 2014, our Sponsor contributed $500,000 and on August 4, 2014, our Sponsor contributed an additional $140,000 to our capital. For U.S. GAAP purposes, these monies have been treated as a contribution to capital from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for this contribution. This contribution is treated as taxable income to us.
(3)	A portion of distributions paid for the year ended December 31, 2014, were paid from the net proceeds of our “best efforts” offering. All distributions paid for the year ended December 31, 2013, were paid from the net proceeds of our “best efforts” offering.
(4)	The Offering commenced on October 18, 2012.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2014, 2013 and 2012.

These sections describe and compare our results of operations for the years ended December 31, 2014, 2013 and 2012. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the Years ended December 31, 2014 and 2013

A total of 13 of our 31 investment properties were acquired on or before January 1, 2013 and represent our “same store” properties during the years ended December 31, 2014 and 2013. “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2013. For the year ended December 31, 2014, 18 properties were included in non-same store and for the year ended December 31, 2013, one property was included in non-same store. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line rental income, amortization of lease intangibles, interest, and depreciation and amortization for the years ended December 31, 2014 and 2013, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	For the year ended December 31,
	2014	2013
Rental and tenant recovery income:
“Same store” investment properties, 13 properties
Rental income	$2,444,359	$2,388,674
Tenant recovery income	428,897	338,029
Other property income	–	–
“Non-same store” investment properties
Rental income	12,114,363	53,991
Tenant recovery income	3,529,722	5,238
Other property income	55,536	–
Total property income	$18,572,877	$2,785,932

Property operating expenses:
“Same store” investment properties
Property operating expenses	$257,525	$177,994
Real estate tax expense	289,901	271,537
“Non-same store” investment properties
Property operating expenses	2,441,112	–
Real estate tax expense	1,778,505	5,338
Total property operating expenses	$4,767,043	$454,869

Property net operating income
“Same store” investment properties	$2,325,830	2,277,172
“Non-same store” investment properties	11,480,004	53,891
Total property net operating income	$13,805,834	2,331,063

Other income:
Straight-line rental income	$314,134	14,614
Amortization of lease intangibles, net	59,205	24,446
Interest income	95,011	1,411
Equity in earnings of unconsolidated entity	10,679	7,126

Other expense:
General and administrative expenses	2,426,537	1,601,087
Acquisition related expenses	5,139,511	666,042
Depreciation and amortization	7,678,906	1,004,052
Business management fee	773,244	226,280
Interest expense	2,622,271	1,408,000
Net loss calculated in accordance with GAAP	$(4,355,606)	$(2,526,801)

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the year ended December 31, 2014, with the results of the same investment properties owned during the year ended December 31, 2013, property net operating income increased $48,658, total property income increased $146,553, and total property operating expenses including real estate tax expense increased $97,895 for the year ended December 31, 2014 compared to the year ended December 31, 2013.

The increase in “same store” total property income was primarily due to a scheduled rent increase for one tenant in June 2014 of $95,460 annually and a 3% increase in tenant recoveries at Newington Fair during the year ended December 31, 2014 as compared to the year ended December 31, 2013, which resulted in increased rental income and tenant recovery income. The increase in “same store” total property expenses is primarily due to an increase in repairs and maintenance expense during the year ended December 31, 2014 as compared to the year ended December 31, 2013. “Same store” total property net operating income primarily increased due to higher rental income and tenant recovery income for the year ended December 31, 2014 compared to the year ended December 31, 2013.

“Non-same store” total property net operating income increased $11,426,113 for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase is a result of acquiring 18 retail properties after January 1, 2013. On a “non-same store” basis, total property income increased $15,640,392 and total property operating expenses increased $4,214,279 during the year ended December 31, 2014, as a result of these acquisitions.

Other income. Other income increased $431,432 during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase is due to the acquisition of investment properties in December 2013 and throughout 2014, which increased straight-line rental income by $299,520 and amortization of lease intangibles, net by $34,759. The increase is also due to an increase in interest income of $93,600 as a result of increased invested cash due to an increase in offering proceeds and an increase in equity in earnings of unconsolidated entity of $3,553.

Other expense. Other expense increased $13,735,008 for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase is primarily due to an increase in acquisition related expenses, depreciation and amortization and interest expense.

Acquisition related expenses increased $4,473,469 for the year ended December 31, 2014, as compared to the year ended December 31, 2013. These expenses include acquisition, dead deal and transaction related costs which relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates. The increase for the year ended December 31, 2014 is due to an increase in acquisition activity during 2014.

Depreciation and amortization increased $6,674,854 for the year ended December 31, 2014, as compared to the year ended December 31, 2013. This increase is due to the acquisition of 18 retail properties which occurred in December 2013 and throughout 2014.

Business management fees increased $546,964 for the year ended December 31, 2014, as compared to the year ended December 31, 2013. For the year ended December 31, 2014, the Business Manager was entitled to a business management fee in the amount equal to $1,432,934, of which $433,410 was permanently waived. In the three months ended March 31, 2014, the Business Manager also permanently waived business management fees of $226,280 incurred for the year ended December 31, 2013. There is no assurance the Business Manager will waive all or a portion of business management fees in the future.

Interest expense increased $1,214,271 for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase in interest expense is due to an increase in outstanding indebtedness associated with financings of new acquisitions which occurred in December 2013 and throughout 2014. The increase in interest expense was partially offset by the payoff of approximately $9.8 million and $15.4 million in mortgages and notes payable during 2014 and 2013, respectively.

Comparison of the Years ended December 31, 2013 and 2012

Although our results of operations include income and expense incurred for the years ended December 31, 2014, 2013 and 2012, we did not purchase our first property until November 6, 2012. For the years ended December 31, 2013 and 2012, all properties are classified as “non-same store” properties.

The following table presents the property net operating income, prior to straight-line rental income, amortization of lease intangibles, interest, and depreciation and amortization for the years ended December 31, 2013 and 2012, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	For the year ended December 31,
	2013	2012
Rental and tenant recovery income:
“Non-same store” investment properties
Rental income	2,442,665	100,857
Tenant recovery income	343,267	–
Other property income	–	–
Total property income	$2,785,932	$100,857

Property operating expenses:
“Non-same store” investment properties
Property operating expenses	177,994	4,534
Real estate tax expense	276,875	–
Total property operating expenses	$454,869	$4,534

Total property net operating income	$2,331,063	$96,323

Other income:
Straight-line rental income	$14,614	$854
Amortization of lease intangibles, net	24,446	275
Interest income	1,411	–
Equity in earnings of unconsolidated entity	7,126	–

Other expense:
General and administrative expenses	1,601,087	364,752
Acquisition related expenses	666,042	732,739
Depreciation and amortization	1,004,052	41,746
Business management fee	226,280	–
Interest expense	1,408,000	98,097
Net loss calculated in accordance with GAAP	$(2,526,801)	$(1,139,882)

Total property net operating income. Total property net operating income increased $2,234,740 for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase is primarily a result of acquiring 13 retail properties during the fourth quarter of 2012.

Other income. Other income increased $46,468 during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This increase is primarily due to a full year of operations for the 13 properties purchased during the fourth quarter of 2012, which increased straight-line rental income by $13,760 and amortization of lease intangibles, net by $24,171.

Other expense. Other expense increased $3,668,127 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase is primarily due to an increase in general and administrative expenses, depreciation and amortization and interest expense.

Acquisition related expenses decreased $66,697 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. These expenses include acquisition, dead deal and transaction related costs which relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

Depreciation and amortization increased $962,306 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. This increase is primarily due to a full year of depreciation and amortization for the 13 properties purchased during the fourth quarter of 2012.

Business management fees increased $226,280 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. In the three months ended March 31, 2014, the Business Manager permanently waived the business management fees incurred for the year ended December 31, 2013. There is no assurance the Business Manager will waive all or a portion of business management fees in the future.

Interest expense increased $1,309,903 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. This increase is primarily due to a full year of interest expense for the 13 properties purchased during the fourth quarter of 2012. The increase in interest expense was partially offset by the payoff of approximately $15.4 million in mortgages and notes payable during 2013.

Funds from Operations and Modified Funds from Operations

Accounting for real estate assets in accordance with U.S. GAAP assumes the value of real estate assets is reduced over time. Because real estate values may rise and fall with market conditions, operating results from real estate companies that use U.S. GAAP accounting may not present a complete view of our performance. We use Funds from Operations, or FFO, a widely accepted metric to evaluate our performance. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities in which the REIT holds an interest. In addition, NAREIT has further clarified the FFO definition to add-back impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate. We have adopted the NAREIT definition for computing FFO.

Under U.S. GAAP, acquisition related costs are treated as operating expenses reducing our income. Publicly registered, non-listed REITs typically engage in a significant amount of acquisition activity in the early years of their operations, and thus incur significant acquisition related costs, during these initial years. Although other start up entities may engage in significant acquisition activity during their initial years, REITs such as us that are not listed on an exchange are unique in that they typically have a limited timeframe during which they acquire a significant number of properties and thus incur significant acquisition related costs. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or “IPA,” an industry trade group, published a standardized measure known as Modified Funds from Operations, or “MFFO”, which the IPA has promulgated as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.

MFFO excludes costs associated with investing activities, some of which are acquisition related costs that affect our operations only in periods in which properties are acquired, and other non-operating items that are included in FFO. By excluding acquisition related costs, the use of MFFO provides another measure of our operating performance. Because MFFO may be a recognized measure of operating performance within the non-listed REIT industry, MFFO and the adjustments used to calculate it may be useful in order to evaluate our performance against other non-listed REITs. Like FFO, MFFO is not equivalent to our net income or loss as determined under U.S. GAAP, as detailed in the table below, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to acquire a significant amount of properties. MFFO should only be used as a measurement of our operating performance while we are acquiring a significant amount of properties because it excludes, among other things, acquisition costs incurred during the periods in which properties were acquired.

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

For the years ended December 31, 2014, 2013 and 2012, we paid distributions of $10,597,414, $997,707 and $0, respectively, and declared distributions of $12,317,960, $1,288,777 and $13,793, respectively. For the years ended December 31, 2014, 2013 and 2012, our FFO was $3,323,300, $(1,522,749) and $(1,098,136), respectively, our MFFO was $8,122,765, $(895,767) and $(366,526), respectively, and our cash flow from operations was $2,926,792, $(961,103) and $(524,042), respectively. During the year ended December 31, 2014, our Sponsor contributed $640,000 to us. For U.S. GAAP purposes, these monies have been treated as a contribution to capital from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for this contribution.

Our FFO and MFFO for the years ended December 31, 2014, 2013 and 2012 are calculated as follows:

		For the year ended December 31,
		2014	2013	2012
	Net loss	$(4,355,606)	$(2,526,801)	$(1,139,882)
Add:	Depreciation and amortization related to investment properties	7,678,906	1,004,052	41,746
	Funds from operations (FFO)	3,323,300	(1,522,749)	(1,098,136)

Add:	Acquisition related costs	5,139,511	666,042	732,739
	Unrealized loss from interest rate swap	33,293	–	–
Less:	Amortization of acquired market lease intangibles, net	(59,205)	(24,446)	(275)
	Straight-line rental income	(314,134)	(14,614)	(854)
	Modified funds from operations (MFFO)	$8,122,765	$(895,767)	$(366,526)

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

Acquisitions

We are required to determine the total purchase price of each acquired investment property, which includes estimating any contingent consideration to be paid or received in future periods. We allocate the purchase price of each acquired business between tangible and intangible assets at full fair value at the date of the transaction. Such tangible and intangible assets include land, building and improvements, acquired above market and below market leases, in-place lease value, customer relationships (if any), and any assumed financing that is determined to be above or below market terms. Any additional amounts are allocated to goodwill as required, based on the remaining purchase price in excess of the fair value of the tangible and intangible assets acquired and liabilities assumed. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in independent appraisals, valuation reports or other market sources as the basis for the allocation to land and building improvements.

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

After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below acquired leases based upon the present value of the difference between the contractual lease rate and the estimated market rate. The determination of the discount rate used in the present value calculation is based upon the “risk free rate.” This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property. The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value is amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below market lease values, the amortization period includes any renewal periods with fixed rate renewals.

The acquisition of certain properties includes earnout components to the purchase price, meaning a portion of the purchase price of the property is not paid at closing, although we own the entire property. We are not obligated to pay the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements generally have a limited obligation period ranging from one to three years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, we will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on our best estimate, we record a liability for the potential future earnout payments using estimated fair value measurements at the date of acquisition which include the lease-up periods, market rents, probability of occupancy and discount rate. This earnout amount is recorded as additional purchase price of the related properties and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations. We record changes in the underlying liability assumptions to acquisition related costs contained in general and administrative expenses on the accompanying consolidated statements of operations.

We expense acquisition costs of all transactions as incurred. All costs related to finding, analyzing and negotiating a transaction are expensed as incurred as acquisition related costs, whether or not the acquisition is completed. These expenses would include acquisition fees, if any, paid to our Business Manager.

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

Depreciation expense is computed using the straight-line method. Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of thirty years for buildings and improvements, and five to fifteen years for furniture, fixtures and equipment and site improvements. Tenant improvements are amortized on a straight-line basis over the shorter of the life of the asset or the term of the related lease as a component of depreciation and amortization. Leasing fees are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization. Loan fees are amortized on a straight-line basis, which approximates the effective interest method, over the life of the related loan as a component of interest expense. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs is amortized on a straight-line basis over the life of the related lease (including renewal periods for below market leases with fixed rate renewals) as an adjustment to net rental income. Acquired in-place lease costs and other leasing costs are amortized on a straight-line basis over the weighted-average remaining lease term as a component of amortization expense.

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

In instances where we determine that we are not the primary beneficiary of a VIE or we do not control the joint venture but we can exercise influence over the entity with respect to its operations and major decisions, we use the equity method of accounting. Under the equity method, the operations of a joint venture are not consolidated with our operations but instead our share of operations will be reflected as equity in earnings (loss) on unconsolidated entity on our consolidated statements of operations. Additionally, our net investment in the joint venture will be reflected as investment in unconsolidated entity on the consolidated balance sheets.

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

Contractual Obligations

Our mortgages payable are generally non-recourse to us. We have, however, guaranteed the full amount of each of the mortgages payable of our subsidiaries in the event that the applicable subsidiary fails to provide access or information to the properties or fails to obtain a lender’s prior written consent to any liens on or transfers of any of the properties, and in the event of any losses, costs or damages incurred by a lender as a result of fraud or intentional misrepresentation of the subsidiary borrower, gross negligence or willful misconduct, material waste of the properties and the breach of any representation or warranty concerning environmental laws, among other things.

From time to time, we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit of generally one to three years and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of December 31, 2014 and 2013, we had liabilities of $3,645,873 and $723,237, respectively, recorded on the consolidated balance sheets as deferred investment property acquisition obligations. The maximum potential payment is $4,785,682 at December 31, 2014.

The table below presents, on a consolidated basis, our obligations and commitments to make future payments under debt obligations (including interest) as of December 31, 2014. Debt obligations under debt which is subject to variable rates reflect interest rates as of December 31, 2014.

		Payments due by period
	Total	2015	2016	2017	2018	2019	Thereafter

Principal payments on debt	$184,736,928	–	3,005,240	6,532,795	15,259,894	141,198,549	18,740,450
Interest payments on debt	28,524,615	5,649,077	5,265,745	4,961,575	4,492,425	2,891,785	5,264,008
Total	$213,261,543	5,649,077	8,270,985	11,494,370	19,752,319	144,090,334	24,004,458

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Our board of directors declared distributions payable to stockholders of record each day of each month beginning on the close of business on January 1, 2015 through the close of business on March 31, 2015. Distributions were declared in a daily amount equal to $0.001643836 per share, which if paid each day for a 365-day period, would equate to $0.60 per share or a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•	In January 2015, total distributions declared for the month of December 2014 were paid in the amount equal to $2,025,405, including $1,051,472 which was reinvested through the Company’s DRP, resulting in the issuance of an additional 110,681 shares of common stock.

•	In February 2015, total distributions declared for the month of January 2015 were paid in the amount equal to $2,229,440, including $1,051,581 which was reinvested through the Company’s DRP, resulting in the issuance of an additional 121,114 shares of common stock.

•	In March 2015, total distributions declared for the month of February 2015 were paid in the amount equal to $2,212,069, including $1,141,640 which was reinvested through the Company’s DRP, resulting in the issuance of an additional 120,173 shares of common stock.

On February 19, 2015, our Sponsor contributed approximately $3.3 million to our capital. For U.S. GAAP purposes, these monies have been treated as a contribution of capital from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for this contribution.

On February 19, 2015, we paid an aggregate special distribution of approximately $3.3 million to stockholders of record as of January 30, 2015 ($0.07 per share), none of which was reinvested through the DRP.

We purchased the following properties from unaffiliated third parties subsequent to December 31, 2014.

Date Acquired	Property Name	Location	Square Footage	Purchase Price	Assumed Debt
1/29/15	The Shoppes at Lake Park	West Valley City, UT	52,997	$11,587,000	$–
2/19/15	Plaza at Prairie Ridge	Pleasant Prairie, WI	9,035	$3,400,000	$–
3/13/15	Green Tree Shopping Center	Katy, TX	147,658	$26,244,094	$–
3/16/15	Eastside Junction	Athens, AL	79,700	$12,278,000	$6,270,000
3/16/15	Prattville Town Center	Prattville, AL	168,842	$33,329,000	$15,930,000
3/16/15	Fairgrounds Crossing	Hot Springs, AR	155,127	$29,197,000	$13,453,000
3/16/15	Regal Court	Shreveport, LA	363,174	$50,364,000	$–
3/16/15	Shops at Hawk Ridge	St. Louis, MO	75,951	$12,721,000	$–
3/16/15	Whispering Ridge	Omaha, NE	69,676	$15,803,000	$–
3/16/15	Walgreens Plaza	Jacksonville, NC	42,219	$13,663,000	$4,650,000

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

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets, maintain liquidity and fund capital expenditures or operations. We currently have exposure to financial market risks as approximately 48% of our long-term debt has a variable rate of interest as of December 31, 2014. As of December 31, 2014, we had outstanding debt, which is subject to fixed interest rates and variable rates, of $184,736,928 bearing interest rates in the range of 1.91% to 5.95% per annum. At December 31, 2014, our mortgage loans outstanding had a weighted average interest rate of 3.02%, which includes the effect of interest rate swaps.

If interest rates on all debt which bears interest at variable rates as of December 31, 2014 permanently increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by approximately $882,000 annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2014 permanently decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

We use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions are determined in light of the facts and circumstances existing at the time of the hedge. We have used derivative financial instruments, specifically interest rate swap contracts, to hedge against interest rate fluctuations on variable rate debt, which exposes us to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us because the counterparty may not perform. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We seek to manage the market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. There is no assurance we will be successful.

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

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of December 31, 2014:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value at December 31, 2014
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	1 month LIBOR	$5,525,000	$(149,215)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	1 month LIBOR	14,200,000	(264,692)
May 23, 2014	May 1, 2015	May 8, 2019	2.00%	1 month LIBOR	8,483,751	(125,340)
June 6, 2014	June 1, 2015	May 22, 2019	2.15%	1 month LIBOR	11,683,793	(225,944)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	1 month LIBOR	20,725,000	(323,303)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	1 month LIBOR	24,351,750	(340,835)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	1 month LIBOR	9,561,280	(170,119)
December 16, 2014	December 16, 2014	June 22, 2016	1.97%	1 month LIBOR	13,358,984	(280,834)
December 16, 2014	December 16, 2014	October 21, 2016	1.50%	1 month LIBOR	10,836,530	(158,606)
December 16, 2014	December 16, 2014	May 9, 2017	1.13%	1 month LIBOR	10,150,000	(50,452)
				Total	$128,876,088	$(2,089,340)

INLAND REAL ESTATE INCOME TRUST, INC.

INDEX

Item 8.  Financial Statements and Supplementary Data

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Income Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland Real Estate Income Trust, Inc. (the Company) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and other comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Income Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 30, 2015

INLAND REAL ESTATE INCOME TRUST, INC.

(A Maryland Corporation)

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Assets:
Investment properties:
Land	$83,250,255	$12,422,471
Building and other improvements	331,213,150	45,904,767
Total	414,463,405	58,327,238
Less accumulated depreciation	(6,236,688)	(808,145)
Net investment properties	408,226,717	57,519,093
Cash and cash equivalents	105,871,288	26,634,384
Investment in unconsolidated entity	117,805	107,126
Accounts and rent receivable	1,977,245	141,705
Acquired lease intangibles, net	51,691,241	5,854,829
Deferred costs, net	1,694,151	351,095
Other assets	1,908,016	630,291
Total assets	$571,486,463	$91,238,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$186,033,574	$32,530,344
Accounts payable and accrued expenses	2,734,288	811,431
Distributions payable	2,025,405	304,863
Acquired below market lease intangibles, net	18,675,646	759,964
Deferred investment property acquisition obligations	3,645,873	723,237
Due to related parties	2,693,652	3,155,648
Other liabilities	4,218,671	200,098
Total liabilities	220,027,109	38,485,585

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	–	–
Common stock, $.001 par value, 1,460,000,000 shares authorized, 41,996,913 and 6,745,615 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	41,997	6,746
Additional paid in capital (net of offering costs of $43,565,576 and $8,994,299 as of December 31, 2014 and 2013, respectively)	374,607,850	57,735,337
Accumulated distributions and net loss	(21,662,711)	(4,989,145)
Accumulated other comprehensive loss	(1,527,782)	–
Total stockholders’ equity	351,459,354	52,752,938
Total liabilities and stockholders’ equity	$571,486,463	$91,238,523

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Loss

For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Income:
Rental income	$14,932,061	$2,481,725	$101,986
Tenant recovery income	3,958,619	343,267	–
Other property income	55,536	–	–
Total income	18,946,216	2,824,992	101,986

Expenses:
Property operating expenses	2,698,637	177,994	4,534
Real estate tax expense	2,068,406	276,875	–
General and administrative expenses	2,426,537	1,601,087	364,752
Acquisition related costs	5,139,511	666,042	732,739
Business management fee	773,244	226,280	–
Depreciation and amortization	7,678,906	1,004,052	41,746
Total expenses	20,785,241	3,952,330	1,143,771

Operating loss	(1,839,025)	(1,127,338)	(1,041,785)

Interest expense	(2,622,271)	(1,408,000)	(98,097)
Interest income	95,011	1,411	–
Equity in earnings of unconsolidated entity	10,679	7,126	–

Net loss	$(4,355,606)	$(2,526,801)	$(1,139,882)

Net loss per common share, basic and diluted	$(0.21)	$(1.18)	$(18.04)

Weighted average number of common shares outstanding, basic and diluted	20,565,940	2,147,947	63,198

Comprehensive loss:
Net loss	(4,355,606)	(2,526,801)	(1,139,882)
Unrealized loss on derivatives	(1,809,830)	–	–
Reclassification adjustment for amounts recognized in net loss	282,048	–	–
Comprehensive loss	$(5,883,388)	$(2,526,801)	$(1,139,882)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Equity

For the years ended December 31, 2014, 2013 and 2012

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Compre- hensive Loss	Total

Balance at January 1, 2012	20,000	$20	$199,980	$(19,892)	$–	$180,108

Distributions declared	–	–	–	(13,793)	–	(13,793)
Proceeds from offering	256,239	256	2,322,894	–	–	2,323,150
Offering costs	–	–	(2,329,969)	–	–	(2,329,969)
Net loss	–	–	–	(1,139,882)	–	(1,139,882)

Balance at December 31, 2012	276,239	276	192,905	(1,173,567)	–	(980,386)

Distributions declared	–	–	–	(1,288,777)	–	(1,288,777)
Proceeds from offering	6,418,741	6,419	63,356,258	–	–	63,362,677
Offering costs	–	–	(6,664,330)	–	–	(6,664,330)
Proceeds from distribution reinvestment plan	50,635	51	480,978	–	–	481,029
Discount on shares to related parties	–	–	369,526	–	–	369,526
Net loss	–	–	–	(2,526,801)	–	(2,526,801)

Balance at December 31, 2013	6,745,615	$6,746	$57,735,337	$(4,989,145)	$–	$52,752,938

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Equity (continued)

For the years ended December 31, 2014, 2013 and 2012

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Compre- hensive Loss	Total

Balance at January 1, 2014	6,745,615	6,746	57,735,337	(4,989,145)	–	52,752,938

Distributions declared	–	–	–	(12,317,960)	–	(12,317,960)
Proceeds from offering	34,711,753	34,711	345,519,422	–	–	345,554,133
Offering costs	–	–	(34,571,277)	–	–	(34,571,277)
Proceeds from distribution reinvestment plan	567,896	568	5,394,447	–	–	5,395,015
Shares repurchased	(28,351)	(28)	(260,505)	–	–	(260,533)
Discount on shares to related parties	–	–	150,426	–	–	150,426
Unrealized loss on derivatives	–	–	–	–	(1,809,830)	(1,809,830)
Reclassification adjustment for amounts included in net loss					282,048	282,048
Sponsor contribution	–	–	640,000	–	–	640,000
Net loss	–	–	–	(4,355,606)	–	(4,355,606)

Balance at December 31, 2014	41,996,913	$41,997	$374,607,850	$(21,662,711)	$(1,527,782)	$351,459,354

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Cash flows from operating activities:
Net loss	$(4,355,606)	$(2,526,801)	$(1,139,882)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,678,906	1,004,052	41,746
Amortization of loan fees	209,829	211,589	4,503
Amortization of acquired market leases, net	(59,205)	(24,446)	(275)
Straight-line rental income	(314,134)	(14,614)	(854)
Discount on shares issued to related parties	150,426	369,526	–
Equity in earnings of unconsolidated entity	(10,679)	(7,126)	–
Other non-cash adjustments	5,714	–	–
Changes in assets and liabilities:
Accounts payable and accrued expenses	868,818	(10,651)	484,041
Accounts and rents receivable	(1,521,406)	(81,236)	–
Due to related parties	(493,469)	748,065	–
Other liabilities	1,072,289	(50,624)	–
Other assets	(304,691)	(578,837)	86,679
Net cash flows provided by (used in) operating activities	2,926,792	(961,103)	(524,042)

Cash flows from investing activities:
Purchase of investment properties	(310,120,155)	(29,982,371)	(32,163,615)
Capital expenditures	(130,575)	(316,002)	–
Payment of leasing fees	(4,850)	–	–
Investment in unconsolidated entity	–	(100,000)	–
Restricted escrow	12,896	(12,896)	–
Other assets	(247,208)	36,682	–
Net cash flows used in investing activities	(310,489,892)	(30,374,587)	(32,163,615)

Cash flows from financing activities:
Proceeds from offering	345,554,133	63,362,677	2,323,150
Proceeds from the distribution reinvestment plan	5,395,015	481,029	–
Shares repurchased	(260,533)	–	–
Payment of offering costs	(34,337,372)	(6,825,740)	(763,816)
Distributions paid	(10,597,414)	(997,707)	–
Sponsor contribution	640,000	–	–
Due to related parties, net	377	893	1,080,000
Deferred investment property acquisition obligation payments	(2,727,907)	–	–
Proceeds from mortgages and notes payable	94,530,574	15,259,894	32,677,167
Payment of mortgage and notes payable	(9,790,000)	(15,406,717)	–
Payment of loan fees	(1,606,869)	(141,305)	(425,882)
Net cash flows provided by financing activities	386,800,004	55,733,024	34,890,619

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows (continued)

For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Net increase in cash and cash equivalents	79,236,904	24,397,334	2,202,962
Cash and cash equivalents at beginning of the period	26,634,384	2,237,050	34,088
Cash and cash equivalents at end of the period	$105,871,288	$26,634,384	$2,237,050

Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$70,827,784	$2,220,000	$10,202,471
Building and improvements	285,326,011	26,577,237	19,011,528
Acquired in place lease intangibles	43,066,740	2,438,257	3,343,087
Acquired above market lease intangibles	5,263,719	311,139	–
Acquired below market lease intangibles	(18,385,796)	(391,214)	(393,471)
Assumption of mortgage debt at acquisition	(67,466,010)	–	–
Non-cash mortgage premium	(1,296,646)	–	–
Non-cash fair value of interest rate swaps	(528,265)	–	–
Deferred investment property acquisition obligations	(5,510,896)	(723,237)	–
Assumed liabilities	(1,176,486)	(449,811)	–
Purchase of investment properties	$310,120,155	$29,982,371	$32,163,615

Supplemental schedule of non-cash investing and financing activities:

Cash paid for interest	$2,345,789	$1,235,597	$46,516

Distributions payable	$2,025,405	$304,863	$13,793

Accrued offering costs payable	$534,713	$300,807	$408,916

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

The Company provides the following programs to facilitate future investment in the Company’s shares and to provide limited liquidity for stockholders.

The Company provides existing stockholders with the option to purchase additional shares from the Company by automatically reinvesting distributions through the DRP, subject to certain share ownership restrictions. The Company does not pay any selling commissions or the marketing contribution and due diligence expense allowance in connection with the DRP. Shares are currently sold at a price of $9.50 per share.

The Company is authorized to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who have held their shares for at least one year under the share repurchase program (“SRP”), if requested, if the Company chooses to repurchase them. Subject to funds being available, the Company will limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year. Funding for the SRP will come from proceeds the Company receives from the DRP. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, the Company is authorized to use any funds to complete the repurchase, and neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit will apply. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may at any time amend, suspend or terminate the SRP.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

At December 31, 2014, the Company owned 31 retail properties totaling approximately 2.5 million square feet. The properties are located in 14 states. At December 31, 2014, the portfolio had a weighted average physical occupancy of 96.4% and economic occupancy of 97.7%. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing related to certain vacant spaces, although it may own the entire property. The Company is not obligated to settle this contingent purchase price obligation unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement.

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

Partially-Owned Entities

The Company will consolidate the operations of a joint venture if the Company determines that it is either the primary beneficiary of a variable interest entity (VIE) or has substantial influence and control of the entity. The primary beneficiary is the party that has the ability to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. There are significant judgments and estimates involved in determining the primary beneficiary of a VIE or the determination of who has control and influence of the entity. When the Company consolidates an entity, the assets, liabilities and results of operations will be included in its consolidated financial statements.

In instances where the Company determines that it is not the primary beneficiary of a VIE or the Company does not control the joint venture but can exercise influence over the entity with respect to its operations and major decisions, the Company will use the equity method of accounting. Under the equity method, the operations of a joint venture will not be consolidated with the Company’s operations but instead its share of operations will be reflected as equity in earnings (loss) on unconsolidated joint ventures on its consolidated statements of operations and other comprehensive income. Additionally, the Company’s net investment in the joint venture will be reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

Offering and Organization Costs

Costs associated with the Offering are deferred and charged against the gross proceeds of the Offering upon the sale of shares. Formation and organizational costs were expensed as incurred.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and all short term investments with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The account balance may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk will not be significant, as the Company does not anticipate the financial institutions’ non-performance.

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase price unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period from the date of acquisition, as defined. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has recorded a liability for the potential future earnout payment using estimated fair value at the date of acquisition using Level 3 inputs including market rents ranging from $8.00 to $31.00 per square foot, probability of occupancy ranging from 0% to 100% based on leasing activity and utilizing a discount rate of 8.00% to 9.25%. The Company has recorded this earnout amount as additional purchase price of the related property and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations and other comprehensive loss. The Company records changes in the underlying liability assumptions to acquisition related costs on the accompanying consolidated statements of operations and other comprehensive loss.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below-market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the below market lease value of $470,115, $24,446 and $275 was recorded as an increase to rental income for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization pertaining to the above market lease value of $410,910, $0 and $0 was recorded as a decrease to rental income for the years ended December 31, 2014, 2013 and 2012, respectively.

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $2,083,136, $227,698 and $9,956 for the years ended December 31, 2014, 2013 and 2012, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted-average remaining lease term. As of December 31, 2014, no amount has been allocated to customer relationship value.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2014 and 2013.

	December 31,
	2014	2013
Intangible assets:
Acquired in-place lease value	$48,820,337	$5,781,344
Acquired above market lease value	5,574,858	311,139
Accumulated amortization	(2,703,954)	(237,654)
Acquired lease intangibles, net	$51,691,241	$5,854,829

Intangible liabilities:
Acquired below market lease value	$19,170,481	$784,685
Accumulated amortization	(494,835)	(24,721)
Acquired below market lease intangibles, net	$18,675,646	$759,964

As of December 31, 2014, the weighted average amortization periods for acquired in-place lease, above market lease intangibles and below market lease intangibles are 9, 10 and 17 years, respectively.

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2014 for each of the five succeeding years and thereafter is as follows:

	In-Place Leases	Above Market Leases	Below Market Leases

2015	$6,500,515	$855,884	$(1,571,403)
2016	6,500,515	818,974	(1,514,008)
2017	6,500,515	667,488	(1,423,736)
2018	6,067,603	558,523	(1,320,756)
2019	5,654,823	421,518	(1,266,284)
Thereafter	15,303,322	1,841,561	(11,579,459)
Total	$46,527,293	$5,163,948	$(18,675,646)

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

During the years ended December 31, 2014, 2013 and 2012, the Company incurred no impairment charges.

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

Depreciation expense was $5,428,543, $776,355 and $31,790 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

(3)  Acquisitions

2014 Acquisitions

Date Acquired	Property Name	Location	Property Type	Square Footage	Purchase Price
1st Quarter
2/21/14	Park Avenue Shopping Center (1)	Little Rock, AR	Multi-tenant Retail	69,381	$23,367,587
2/27/14	North Hills Square	Coral Springs, FL	Multi-tenant Retail	63,829	11,050,000
2nd Quarter
4/8/14	Mansfield Pointe	Mansfield, TX	Multi-tenant Retail	148,529	28,100,000
5/13/14	MidTowne Shopping Center	Little Rock, AR	Multi-tenant Retail	126,288	41,450,000
5/23/14	Lakeside Crossing (1)	Lynchburg, VA	Multi-tenant Retail	62,706	16,967,503
6/27/14	Dogwood Festival	Flowood, MS	Multi-tenant Retail	187,610	48,688,846
3rd Quarter
7/11/14	Pick N Save Center (1)	West Bend, WI	Multi-tenant Retail	86,800	19,122,560
8/4/14	Harris Plaza (1)	Layton, UT	Multi-tenant Retail	123,890	27,019,238
4th Quarter
11/5/14	Dixie Valley (1)	Louisville, KY	Multi-tenant Retail	119,981	12,220,394
11/21/14	Landing at Ocean Isle	Ocean Isle, NC	Multi-tenant Retail	53,220	10,894,597
12/16/14	Shoppes at Prairie Ridge	Pleasant Prairie, WI	Multi-tenant Retail	232,606	32,527,273
12/16/14	Harvest Square	Harvest, AL	Multi-tenant Retail	70,590	13,017,818
12/16/14	Heritage Square	Conyers, GA	Multi-tenant Retail	22,385	9,010,529
12/16/14 & 12/19/14	The Shoppes at Branson Hills	Branson, MO	Multi-tenant Retail	256,017	42,803,030
12/16/14 & 12/22/14	Branson Hills Plaza	Branson, MO	Multi-tenant Retail	210,201	9,667,000
12/16/14	Copps Grocery Store	Stevens Point, WI	Single-tenant Retail	69,911	15,544,261
12/16/14	Fox Point Plaza	Neenah, WI	Multi-tenant Retail	171,121	17,312,015
				2,075,065	$378,762,651

(1)	There is an earnout component associated with this acquisition that is not included in the purchase price (note 12)

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

During the year ended December 31, 2014, the Company acquired through its wholly owned subsidiaries, the properties listed above for an aggregate purchase price of $378,762,651 and financed a portion of these acquisitions by borrowing or assuming $161,996,584.

The Company incurred $5,139,511, $666,042 and $732,739 for the years ended December 31, 2014, 2013 and 2012, respectively, of acquisition, dead deal and transaction related costs that were recorded in acquisition related costs in the consolidated statements of operations and other comprehensive loss related to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates. For the year ended December 31, 2014, the Business Manager permanently waived acquisition fees of $2,261,648.

For properties acquired during the year ended December 31, 2014, the Company recorded revenue of $13,053,706 and property net income of $2,551,593, which excludes expensed acquisition related costs. For the property acquired during the year ended December 31, 2013, the Company recorded revenue of $62,368 and property net income of $49,133, excluding expensed acquisition related costs.

The following table presents certain additional information regarding the Company’s acquisitions during the year ended December 31, 2014. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Property Name	Land	Building and Other Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Fair Value Adjustment Related to Mortgages and Notes Payable / Fair Value of Interest Rate Swap	Deferred Investment Property Acquisition Obligations (note 12)
Park Avenue Shopping Center	$5,500,000	$16,365,112	$2,972,500	$(120,291)	$–	$(1,349,734)
North Hills Square	4,800,000	5,493,151	815,870	(59,021)	–	–
Mansfield Pointe	5,350,000	20,002,000	3,550,362	(802,362)	–	–
MidTowne Shopping Center	8,810,000	29,698,674	4,369,101	(1,427,775)	–	–
Lakeside Crossing	1,460,000	16,998,581	1,483,036	(214,340)	–	(2,759,774)
Dogwood Festival	4,500,000	41,865,000	3,746,782	(1,422,936)	–	–
Pick N Save Center	3,150,000	14,282,926	1,790,898	–	–	(101,264)
Harris Plaza	6,500,000	19,403,207	2,473,720	(1,357,689)	–	–
Dixie Valley	2,807,035	9,053,000	2,174,725	(514,242)	–	(1,300,124)
Landing at Ocean Isle	3,053,288	7,080,813	1,637,335	(876,839)	–	–
Shoppes at Prairie Ridge	7,520,950	22,467,724	4,989,895	(2,155,989)	(295,307)	–
Harvest Square	2,186,106	9,329,817	1,987,148	(174,139)	(311,114)	–

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

Property Name	Land	Building and Other Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Fair Value Adjustment Related to Mortgages and Notes Payable / Fair Value of Interest Rate Swap	Deferred Investment Property Acquisition Obligations (note 12)
Heritage Square	2,028,048	5,538,036	1,882,398	(101,204)	(336,749)	–
The Shoppes at Branson Hills	4,418,273	37,229,338	6,839,490	(5,115,245)	(568,826)	–
Branson Hills Plaza	3,786,635	6,039,246	2,157,127	(2,173,794)	(142,214)	–
Copps Grocery Store	1,439,827	11,798,988	2,318,239	(12,793)		–
Fox Point Plaza	3,517,622	12,680,398	3,141,833	(1,857,137)	(170,701)	–
Total	$70,827,784	$285,326,011	$48,330,459	$(18,385,796)	$(1,824,911)	$(5,510,896)

The following condensed pro forma consolidated financial statements for the years ended December 31, 2014 and 2013 include pro forma adjustments related to the acquisition and financing during 2014 considered material to the consolidated financial statements which were made for the acquisition of Park Avenue Shopping Center, North Hills Square, Mansfield Shopping Center, Lakeside Crossing, MidTowne Shopping Center, Dogwood Festival, Pick n Save Center, Harris Plaza, Dixie Valley, The Landing at Ocean Isle, Shoppes at Prairie Ridge, Harvest Square, Heritage Square, The Shoppes Branson Hills, Branson Hills Plaza, Copps Grocery Store and Fox Point Plaza which are presented assuming the acquisitions occurred on January 1, 2013.

The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2014 acquisitions had been consummated as of January 1, 2013, nor does it purport to represent the results of operations for future periods.

	For the year ended December 31, 2014
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total income	$18,946,216	$23,298,529	$42,244,745
Net income (loss)	$(4,355,606)	$7,015,743	$2,660,137

Net loss per common share, basic and diluted	$(0.21)		$0.06

Weighted average number of common shares outstanding, basic and diluted	20,565,940		41,996,913

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

	For the year ended December 31, 2013
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total income	$2,824,992	$34,222,410	37,047,402
Net income (loss)	$(2,526,801)	$2,213,973	(312,828)

Net loss per common share, basic and diluted	$(1.18)		$(0.01)

Weighted average number of common shares outstanding, basic and diluted	2,147,947		41,996,913

The pro forma information for the years ended December 31, 2014 and 2013 was adjusted to exclude $4,767,001 and $7,029, respectively, of acquisition related costs recorded during such periods.

2013 Acquisitions

The following table presents certain additional information regarding the Company’s acquisition during the year ended December 31, 2013. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Property Name	Land	Buildings and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Deferred Investment Property Acquisition Obligations (note 12)

Wedgewood Commons	$2,220,000	$26,577,237	$2,749,396	$(391,214)	$(723,237)

Total	$2,220,000	$26,577,237	$2,749,396	$(391,214)	$(723,237)

During the year ended December 31, 2013, the Company acquired through its wholly owned subsidiaries, the property listed above for an aggregate purchase price of $30,432,182 and financed a portion of this acquisition by borrowing $15,259,894.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

The condensed pro forma consolidated financial statements for the years ended December 31, 2013 and 2012, include pro forma adjustments related to the acquisition and financing during 2013 considered material to the consolidated financial statements which were made for the acquisition of Wedgewood Commons which is presented assuming the acquisitions occurred on January 1, 2012.

The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2013 acquisition had been consummated as of January 1, 2012, nor does it purport to represent the results of operations for future periods.

	For the year ended December 31, 2013
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total income	$2,824,992	$2,921,682	$5,746,674
Net loss	$(2,526,801)	$1,242,846	$(1,283,955)

Net loss per common share, basic and diluted	$(1.18)		$(0.19)

Weighted average number of common shares outstanding, basic and diluted	2,147,947		6,745,615

	For the year ended December 31, 2012
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total income	$101,986	$982,051	$1,084,037
Net loss	$(1,139,882)	$(923,515)	$(2,063,397)

Net loss per common share, basic and diluted	$(18.04)		$(0.31)

Weighted average number of common shares outstanding, basic and diluted	63,198		6,745,615

The pro forma information for the years ended December 31, 2013 and 2012 was adjusted to exclude $518,287 and $0, respectively, of acquisition related costs recorded during such periods.

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

The Company entered into an agreement and paid $100,000 in exchange for a membership interest in the Insurance Captive. The Company’s share of net income from its investment is based on the ratio of each member’s premium contribution to the venture. The Company was allocated income of $10,679, $7,126 and $0 for the year ended December 31, 2014, 2013 and 2012, respectively.

(5)  Operating Leases

Minimum lease payments to be received under operating leases including ground leases, as of December 31, 2014 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments

2015	$31,474,798
2016	30,042,208
2017	27,235,679
2018	25,082,866
2019	20,576,136
Thereafter	120,994,092
Total	$255,405,779

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

The remaining lease terms range from less than one year to 22 years. Most of the revenue from the Company’s properties consists of rents received under long-term operating leases. Some leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and other comprehensive loss. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and other comprehensive loss.

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

The Company owns 1,000 shares of common stock in the Inland Real Estate Group of Companies with a recorded value of $1,000 at December 31, 2014 and 2013. This amount is included in other assets in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

The following table summarizes the Company’s related party transactions for years ended December 31, 2014 and 2013. Certain compensation and fees payable to the Business Manager for services to be provided to the Company are limited to maximum amounts.

		Year ended December 31,			Unpaid amounts as of
		2014	2013	2012	December 31, 2014	December 31, 2013
General and administrative:
General and administrative Reimbursements	(a)	$465,958	$267,510	$21,263	$137,988	$76,158
Affiliate share purchase discounts	(b)	150,426	369,526	–	–	–
Total general and administrative Expenses		$616,384	$637,036	$21,263	$137,988	$76,158

Acquisition related costs	(c)	$4,209,459	$543,578	$558,375	$156,961	$1,044,214
Offering costs	(d)	33,141,160	5,784,984	218,816	210,469	178,996
Sponsor non-interest bearing advances	(e)	–	–	1,080,000	1,630,000	1,630,000
Real estate management fees	(f)	630,571	80,691	2,254	–	–
Business management fees	(g)	773,244	226,280	–	558,234	226,280
Sponsor contribution	(h)	640,000	–	–	–	–

(a)	The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses to related parties in the accompanying consolidated statements of operations and other comprehensive loss. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(b)	The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 150,426 and 369,526 shares to related parties during the year ended December 31, 2014 and 2013, respectively.

(c)	The Company will pay the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired. The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition of real estate assets, regardless of whether the Company acquires the real estate assets, subject to limits, as defined. For the year ended December 31, 2014, the Business Manager permanently waived acquisition fees of $2,261,648. Such costs are included in acquisition related costs in the accompanying consolidated statements of operations and other comprehensive loss. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.
101

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

(d)	A related party of the Business Manager receives selling commissions equal to 7.0% of the sale price for each share sold and a marketing contribution equal to 3.0% of the gross offering proceeds from shares sold, the majority of which is re-allowed (paid) to third party soliciting dealers. The Company also reimburses a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds. The expenses are reimbursed from amounts paid or re-allowed to these entities as a marketing contribution. The Company will reimburse the Sponsor, its affiliates and third parties for costs and other expenses of the Offering that they pay on the Company’s behalf, in an amount not to exceed 1.5% of the gross offering proceeds from shares sold in the “best efforts” offering. The Company does not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the DRP. Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(e)	As of December 31, 2014 and 2013, the Company incurred $43,594,427 and $9,023,148 of offering and organization costs, respectively, of which $1,630,000 was advanced by the Sponsor. Our Business Manager or its affiliates will pay or reimburse any organization or offering costs, including any issuer costs, that exceed 11.5% of the gross offering proceeds from shares sold in the “best efforts” offering over the life of the Offering. This advance is included in due to related parties in the accompanying consolidated balance sheets.

(f)	For each property that is managed by Inland National Real Estate Services, LLC, or its affiliates, collectively the Real Estate Managers, the Company pays a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. Each Real Estate Manager determines, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by one of the Real Estate Managers or its affiliates, the Company pays the Real Estate Manager a separate leasing fee based upon prevailing market rates applicable to the geographic market of that property. Further, in the event that the Company engages its Real Estate Managers to provide construction management services for a property, the Company will pay a separate construction management fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project. The Company also reimburses each Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Managers and their affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of any of the Real Estate Managers. Real estate management fees and reimbursable expenses are included in property operating expenses in the accompanying consolidated statements of operations and other comprehensive loss.

(g)	The Company pays the Business Manager an annual business management fee equal to 0.65% of its “average invested assets,” as defined in the business management agreement, payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. For the year ended December 31, 2014, the Business Manager was entitled to a business management fee in the amount equal to $1,432,934, of which $433,410 was permanently waived by the Business Manager. In the three months ended March 31, 2014, the Business Manager also permanently waived business management fees of $226,280 incurred for the year ended December 31, 2013, which was included as a reduction of due to related parties in the accompanying consolidated balance sheets as of December 31, 2014.

(h)	During the year ended December 31, 2014, the Sponsor contributed $640,000 to the Company. Our Sponsor has not received, and will not receive, any additional shares of our common stock for making this contribution. There is no assurance that our Sponsor will continue to contribute any additional monies.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

(7)  Mortgages and Notes Payable

As of December 31, 2014 and 2013, the Company had the following mortgages and notes payable outstanding:

Property Name	Stated Interest Rate Per Annum	Principal Balance at December 31, 2014	Principal Balance at December 31, 2013	Maturity Date	Notes

Dollar General Portfolio Phase I - five properties	4.313%	$3,340,450	$3,340,450	May 1, 2027	(a),(b)

Newington Fair Shopping Center - Senior Tranche	3 month LIBOR + 3.25% subject to a minimum rate of 3.50%	–	9,790,000	December 27, 2015

Dollar General Portfolio Phase II - seven properties	4.347%	4,140,000	4,140,000	October 1, 2027	(a),(c)

Wedgewood Commons Shopping Center	1 month LIBOR + 1.90%	15,259,894	15,259,894	December 23, 2018	(d),(e)

North Hills Square	1 month LIBOR + 1.80%	5,525,000	–	March 28, 2019	(d), (f)

Mansfield Pointe	1 month LIBOR + 1.80%	14,200,000	–	May 7, 2019	(d),(g)

Park Avenue Shopping Center	1 month LIBOR + 1.75%	11,683,793	–	May 8, 2019	(d),(h)

Lakeside Crossing	1 month LIBOR + 1.95%	8,483,751	–	May 22, 2019	(d),(i)

Dogwood Festival	1 month LIBOR + 1.75%	24,351,750	–	July 1, 2019	(d),(j)

MidTowne Shopping Center	1 month LIBOR + 1.95%	20,725,000	–	July 5, 2019	(d),(k)

Pick N Save Center	1 month LIBOR + 1.60%	9,561,280	–	July 31, 2019	(d),(l)

The Shoppes at Branson Hills & Branson Hills Plaza	1 month LIBOR + 1.75%	20,240,000	–	December 15, 2019	(d),(m)

The Shoppes at Branson Hills – Kohl’s	5.95%	6,532,795	–	November 11, 2017	(n)

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

Property Name	Stated Interest Rate Per Annum	Principal Balance at December 31, 2014	Principal Balance at December 31, 2013	Maturity Date	Notes
Branson Hills Plaza – TJ Maxx	5.78%	$3,005,240	$–	May 11, 2016	(n)

Harvest Square	4.65%	6,800,000	–	January 1, 2022	(o)

Shoppes at Prairie Ridge	1 month LIBOR + 1.75%	15,591,445	–	December 15, 2019	(d),(p)

Fox Point Plaza	1 month LIBOR + 1.85%	10,836,530	–	December 15, 2019	(d),(q)

Heritage Square	5.10%	4,460,000	–	July 1, 2021	(o)

		$184,736,928	$32,530,344		(r)

(a)	The Company’s Sponsor, IREIC, has guaranteed payment and performance of the debt in the event the Company fails to provide access or information to the properties or fails to obtain the lender’s prior written consent to any liens on or transfers of the properties, and in the event of any losses, costs or damages incurred by the lender as a result of fraud or intentional misrepresentation of any individual borrower, gross negligence or willful misconduct, material waste of the properties and the breach of any representation or warranty concerning environmental laws, among other things. The Company did not pay any fees or other consideration to our Sponsor for this guarantee.
(b)

The loan requires monthly payments of interest only until December 1, 2019 (the “anticipated repayment date”).  In the event the loan is not repaid as of the anticipated repayment date, the loan will bear interest at a rate equal to 3% per annum plus the greater of: (i) 4.313%; or (ii) the seven year swap yield as of the first business day after the anticipated repayment date; provided, however, that the revised interest rate may not exceed 9.31% per annum. In addition, the Company is required to make monthly payments of $18,000 until the maturity date.

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

(c)

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

(d)	The 1 month LIBOR rate at December 31, 2014 was 0.17%.
(e)	The loan requires monthly payments of interest only until December 23, 2018 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par.
(f)	The loan requires monthly payments of interest only until March 28, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a one year forward swap which fixed the interest rate at 4.02% beginning in year two through maturity.
(g)	The loan requires monthly payments of interest only until May 7, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a one year forward swap which fixed the interest rate at 3.90% beginning in year two through maturity.
(h)	The loan requires monthly payments of interest only until May 8, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a one year forward swap which fixed the interest rate at 3.90% beginning in year two through maturity.
(i)	The loan requires monthly payments of interest only until May 22, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a one year forward swap which fixed the interest rate at 3.95% beginning in year two through maturity.
(j)	The loan requires monthly payments of interest only until July 1, 2019 when all principal and unpaid interest is due. Prior to January 1, 2017, the loan may not be prepaid in whole or in part. Thereafter, the loan may be prepaid with a prepayment premium of 2% of the principal amount from January 1, 2017 through July 1, 2017, 1% of the principal amount from July 2, 2017 through July 1, 2018 and at par after July 1, 2018. The Company entered into a swap which fixed the interest rate at 3.597%.
(k)	The loan requires monthly payments of interest only until July 5, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a one year forward swap which fixed the interest rate at 4.06% beginning in year two through maturity.
(l)	The loan requires monthly payments of interest only until July 31, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company entered into a swap which fixed the interest rate at 3.54%.
(m)	The loan was assumed at acquisition and requires monthly payments of interest only until December 15, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company assumed a swap which fixed the interest rate at 2.88% on $10,150,000 until May 9, 2017.
(n)	The loan was assumed at acquisition and requires monthly payments of principal and interest until the maturity date, on which date the outstanding principal balance of the loan plus all accrued and unpaid interest will be due. There is a prepayment premium associated with this loan.
(o)	The loan was assumed at acquisition and requires monthly payments of interest only until maturity date, on which date the outstanding principal balance of the loan plus all accrued and unpaid interest will be due. There is a prepayment premium associated with this loan.
105

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

(p)	The loan was assumed at acquisition and requires monthly payments of interest only until December 15, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company assumed a swap which fixed the interest rate at 3.72% on $13,358,984 until January 22, 2016.
(q)	The loan was assumed at acquisition and requires monthly payments of interest only until December 15, 2019 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part at any time, at par. The Company assumed a swap which fixed the interest rate at 3.35% until October 21, 2016.
(r)	Excludes mortgage premiums of $1,296,646 and $0 as of December 31, 2014 and 2013, respectively.

The principal amount of our mortgage loans outstanding as of December 31, 2014 was $184,736,928 and had a weighted average stated interest rate of 3.02% per annum, which includes effects of interest rate swaps. All of the Company’s mortgage loans are secured by first mortgages on the real estate assets or are guaranteed by the Sponsor. No fees were paid in connection with any guarantees issued by the Sponsor.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2014, all of the mortgages were current in payments and the Company was in compliance with such covenants.

The following table shows the scheduled maturities of mortgages and notes payable as of December 31, 2014 and for the next five years and thereafter:

	Mortgages and Notes Payable (1)	Weighted Average Interest Rate

2015	$–	–
2016	3,005,240	5.78%
2017	6,532,795	5.95%
2018	15,259,894	2.07%
2019	141,198,549	2.71%
Thereafter	18,740,450	4.63%
Total	$184,736,928	3.02%

(1) Excludes mortgage premiums associated with debt assumed at acquisition of $1,296,646.

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $184,736,928 and $32,530,344 as of December 31, 2014 and December 31, 2013, respectively, and its estimated fair value was $185,260,000 and $32,550,000 as of December 31, 2014 and December 31, 2013, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap. For the years ended December 31, 2014 and 2013, the Company recorded interest expense of $33,293 and $0, respectively, related to interest rate swaps.

Amounts reported in comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. The Company estimates that an additional $1,021,747 will be reclassified from comprehensive loss as an increase to interest expense over the next twelve months.

The following table summarizes the Company’s interest rate swap contracts outstanding as of December 31, 2014.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value at December 31, 2014
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	1 month LIBOR	$5,525,000	$(149,215)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	1 month LIBOR	14,200,000	(264,692)
May 23, 2014	May 1, 2015	May 8, 2019	2.00%	1 month LIBOR	8,483,751	(125,340)
June 6, 2014	June 1, 2015	May 22, 2019	2.15%	1 month LIBOR	11,683,793	(225,944)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	1 month LIBOR	20,725,000	(323,303)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	1 month LIBOR	24,351,750	(340,835)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	1 month LIBOR	9,561,280	(170,119)
December 16, 2014	December 16, 2014	June 22, 2016	1.97%	1 month LIBOR	13,358,984	(280,834)
December 16, 2014	December 16, 2014	October 21, 2016	1.50%	1 month LIBOR	10,836,530	(158,606)
December 16, 2014	December 16, 2014	May 9, 2017	1.13%	1 month LIBOR	10,150,000	(50,452)
				Total	$128,876,088	$(2,089,340)

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$2,089,340	Other liabilities	$–

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statement of operations and other comprehensive loss (“OCL”) for the years ended December 31, 2014 and 2013.

	Year Ended December 31
Derivatives in Cash Flow Hedging Relationships	2014	2013
Amount of Loss Recognized in OCL on Derivative (Effective Portion)	$(1,809,830)	$–
Amount of Loss Reclassified from Accumulated OCL into Income (Effective Portion)	$282,048	$–
Amount of Loss Recognized in Income on Derivative (Ineffective Portion)	$(426)	$–

	Year Ended December 31
Derivatives Not Designated as Hedging Instruments	2014	2013
Amount of Loss Recognized in Income on Derivative (Ineffective Portion)	$(32,867)	$–

(8)  Fair Value Financial Instruments

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

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Derivative interest rate instruments	$–	$(2,089,340)	$–
Total liabilities	$–	$(2,089,340)	$–

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

(9)  Income Taxes

The Company had no uncertain tax positions as of December 31, 2014 and December 31, 2013. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2014. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive loss for the years ended December 31, 2014 and 2013. As of December 31 2014, returns for the calendar years 2013, 2012 and 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

(10)  Distributions

The Company currently pays distributions based on daily record dates, payable monthly in arrears. The distributions that the Company currently pays are equal to a daily amount of $0.001643836, per share based upon a 365-day period. During the years ended December 31, 2014, 2013 and 2012, the Company declared cash distributions totaling $12,317,960, $1,288,777 and $13,793, respectively.

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

In order to maintain the Company’s status as a REIT, the Company must distribute at least 90% of its taxable income, subject to certain adjustments, to its stockholders. For the years ended December 31, 2014 and 2013, the Company’s taxable income (loss) was $3,283,070 (unaudited) and $(1,397,240) (unaudited), respectively.

The Company declared monthly distributions to its common stockholders totaling $12,317,960 or $0.60 on an annual basis per share for the year ended December 31, 2014. The Company declared monthly distributions to its common stockholders totaling $1,288,777 or $0.60 on an annual basis per share for the year ended December 31, 2013. Future distributions are determined by the Company’s board of directors. The Company expects to continue paying distributions to maintain its status as a REIT.

The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2014 and 2013:

	2014	2013
Ordinary income	$0.19	$0.00
Nontaxable return of capital	0.41	0.60

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

(11)  Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of December 31, 2014, 2013 and 2012, the Company did not have any dilutive common share equivalents outstanding.

(12)  Commitments and Contingencies

The acquisition of certain of the Company’s properties included an earnout component to the purchase price. The maximum potential earnout payments are $4,785,682 and $723,237 at December 31, 2014 and 2013, respectively. The table below presents the change in the Company’s earnout liability for years ended December 31, 2014 and 2013.

	2014	2013
Earnout liability-beginning of period	$723,237	$–
Increases:
Acquisitions	5,510,896	723,237
Amortization expense	167,226	–
Decreases:
Earnout payments	(2,789,740)	–
Other:
Adjustments to acquisition related costs	34,254	–
Earnout liability – end of period	$3,645,873	$723,237

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

(13)  Segment Reporting

The Company has one reportable segment, retail real estate, as defined by U.S. GAAP for the years ended December 31, 2014 and 2013.

Concentration of credit risk with respect to accounts receivable currently exists due to the small number of tenants currently comprising the Company's rental revenue. The concentration of revenues for these tenants increases the Company's risk associated with nonpayment by these tenants. In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

For the year ended December 31, 2014, approximately 7.7% of the Company’s rental revenue was generated by 12 properties leased to Dolgencorp, LLC, a subsidiary of Dollar General Corporation, and approximately 6.8% of the Company’s rental revenue was generated by one location leased to L.A. Fitness.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

(14)  Subsequent Events

The Company’s board of directors declared distributions payable to stockholders of record each day beginning on the close of business on January 1, 2015 through the close of business on March 31, 2015. Distributions were declared in a daily amount equal to $0.001643836 per share, which if paid each day for a 365-day period, would equate to $0.60 per share or a 6.0% annualized rate based on a purchase price of $10.00 per share. Distributions were and will continue to be paid monthly in arrears, as follows:

•	In January 2015, total distributions declared for the month of December 2014 were paid in the amount equal to $2,025,405, including $1,051,472 which was reinvested through the Company’s DRP, resulting in the issuance of an additional 110,681 shares of common stock.

•	In February 2015, total distributions declared for the month of January 2015 were paid in the amount equal to $2,229,440, including $1,051,581 which was reinvested through the Company’s DRP, resulting in the issuance of an additional 121,114 shares of common stock.

•	In March 2015, total distributions declared for the month of February 2015 were paid in the amount equal to $2,212,069, including $1,141,640 which was reinvested through the Company’s DRP, resulting in the issuance of an additional 120,173 shares of common stock.

On February 19, 2015, the Company’s Sponsor contributed $3,283,093 to the Company. For U.S. GAAP purposes, these monies have been treated as a capital contribution from the Company’s Sponsor, although the Company’s Sponsor has not received, and will not receive, any additional shares of the Company’s common stock for this contribution.

On February 19, 2015, the Company paid an aggregate special distribution of $3,283,093 to stockholders of record as of January 30, 2015 ($0.07 per share), none of which was reinvested through the DRP.

The Company purchased the following properties from unaffiliated third parties subsequent to December 31, 2014.

Date Acquired	Property Name	Location	Square Footage	Purchase Price	Assumed Debt
1/29/15	The Shoppes at Lake Park	West Valley City, UT	52,997	$11,587,000	$–
2/19/15	Plaza at Prairie Ridge	Pleasant Prairie, WI	9,035	$3,400,000	$–
3/13/15	Green Tree Shopping Center	Katy, TX	147,658	$26,244,094	$–
3/16/15	Eastside Junction	Athens, AL	79,700	$12,278,000	$6,270,000
3/16/15	Prattville Town Center	Prattville, AL	168,842	$33,329,000	$15,930,000
3/16/15	Fairgrounds Crossing	Hot Springs, AR	155,127	$29,197,000	$13,453,000

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

Date Acquired	Property Name	Location	Square Footage	Purchase Price	Assumed Debt
3/16/15	Regal Court	Shreveport, LA	363,174	$50,364,000	$–
3/16/15	Shops at Hawk Ridge	St. Louis, MO	75,951	$12,721,000	$–
3/16/15	Whispering Ridge	Omaha, NE	69,676	$15,803,000	$–
3/16/15	Walgreens Plaza	Jacksonville, NC	42,219	$13,663,000	$4,650,000

Due to the timing of the acquisitions, the purchase price allocation for assets acquired and liabilities assumed at acquisition date and pro forma financial information are not being presented as the information was not available at the time of this filing.

The following table provides information regarding the total shares sold in our offering as of March 24, 2015:

	Shares	Gross Offering Proceeds ($) (1)	Commissions and Fees ($) (2)	Proceeds to the Company, Before Expenses ($) (3)
From our Sponsor in connection with our formation	20,000	$200,000	–	$200,000
Shares sold in the offering	57,154,967.211	568,580,837	53,643,114	514,937,723
Shares sold pursuant to our distribution reinvestment plan	970,353.034	9,218,353	–	9,218,353
Shares purchased pursuant to our share repurchase program	(33,951.242)	(313,533)	–	(313,533)
Total:	58,111,369.003	$577,685,657	53,643,114	$524,042,543

(1)	Gross proceeds received by us as of the date of this table for shares sold to investors pursuant to accepted subscription agreements.
(2)	Inland Securities Corporation serves as dealer manager of the Offering and is entitled to receive selling commissions and certain other fees, as discussed further in the prospectus for the “best efforts” offering dated October 18, 2012 as the same may be supplemented from time to time.
(3)	Organization and offering expenses, excluding commissions, will not exceed 1.5% of the gross offering proceeds. These expenses include registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

Notes to Consolidated Financial Statements

(15)  Quarterly Supplemental Financial Information (unaudited)

The following represents the results of operations, for each quarterly period, during 2014 and 2013.

	2014
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$7,659,205	$6,042,578	$3,510,325	$1,734,108
Net loss	$(611,575)	$(816,622)	$(2,363,250)	$(564,159)
Net loss per common share, basic and diluted (1)	$(0.02)	$(0.03)	$(0.18)	$(0.06)
Weighted average number of common shares outstanding, basic and diluted (1)	36,112,929	23,733,441	13,377,773	8,703,608

	2013
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$731,912	$692,681	$711,252	$689,147
Net loss	$(818,920)	$(395,666)	$(452,346)	$(859,869)
Net loss per common share, basic and diluted (1)	$(0.17)	$(0.18)	$(0.43)	$(1.71)
Weighted average number of common shares outstanding, basic and diluted (1)	4,766,862	2,221,493	1,051,400	504,243

(1)	Quarterly net loss per common share amounts may not total the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.
114

INLAND REAL ESTATE INCOME TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2014

		Initial cost (A)			Gross amount carried At end of period (B)
Property Name	Encum- brance	Land	Buildings and Improve- ments	Cost Capita- Lized Subse- quent to Acquisi- tions	Land(C)	Buildings and Improve- ments (C)	Total (C)	Accumu- lated Deprecia- tion (D)	Date Con- structed	Date Acq- uired	De- pre- ciable Lives
Branson Hills Plaza	$3,005,240	$3,786,635	$6,039,246	$–	$3,786,635	$6,039,246	$9,825,881	$–	2005	2014	15-30
Branson, MO
Copps Grocery Store	–	1,439,827	11,798,988	–	1,439,827	11,798,988	13,238,815	–	2012	2014	15-30
Stevens Point, WI
Dixie Valley	–	2,807,035	9,053,000	–	2,807,035	9,053,000	11,860,035	(55,493)	1988	2014	15-30
Louisville, KY
Dogwood Festival	24,351,750	4,500,000	41,865,000	(43,414)	4,500,000	41,821,586	46,321,586	(752,555)	2002	2014	15-30
Flowood, MO
Dollar General	591,428	159,000	857,000	–	159,000	857,000	1,016,000	(63,939)	2012	2012	15-30
Brooks, GA
Dollar General	481,429	69,000	761,000	–	69,000	761,000	830,000	(56,691)	2012	2012	15-30
Daleville, AL
Dollar General	519,551	148,000	780,000	–	148,000	780,000	928,000	(62,769)	2012	2012	15-30
East Brewton, AL
Dollar General	621,428	100,000	986,000	–	100,000	986,000	1,086,000	(73,393)	2012	2012	15-30
LaGrange, GA
Dollar General	681,429	248,000	943,000	–	248,000	943,000	1,191,000	(70,335)	2012	2012	15-30
LaGrange, GA
Dollar General	695,095	273,000	939,000	–	273,000	939,000	1,212,000	(75,885)	2012	2012	15-30
Madisonville, TN
Dollar General	631,428	249,000	841,000	–	249,000	841,000	1,090,000	(62,747)	2012	2012	15-30
Maryville, TN
Dollar General	601,429	208,000	836,000	–	208,000	836,000	1,044,000	(62,408)	2012	2012	15-30
Mobile, AL
Dollar General	586,130	200,000	818,000	–	200,000	818,000	1,018,000	(62,589)	2012	2012	15-30
Newport, TN
Dollar General	847,384	324,000	1,178,000	–	324,000	1,178,000	1,502,000	(94,978)	2012	2012	15-30
Robertsdale, AL
Dollar General	531,429	119,000	805,000	–	119,000	805,000	924,000	(59,959)	2012	2012	15-30
Valley, AL
Dollar General	692,290	272,000	939,000	–	272,000	939,000	1,211,000	(75,852)	2012	2012	15-30
Wetumpka, AL
Fox Point Plaza	10,836,530	3,517,622	12,680,398	–	3,517,622	12,680,398	16,198,020	–	2008	2014	15-30
Neenah, WI
Harris Plaza	–	6,500,000	19,403,208	(15,038)	6,500,000	19,388,170	25,888,170	(293,842)	2001-2008	2014	15-30
Layton, UT

		Initial cost (A)			Gross amount carried At end of period (B)
Property Name	Encum- brance	Land	Buildings and Improve- ments	Cost Capita- Lized Subse- quent to Acquisi- tions	Land(C)	Buildings and Improve- ments (C)	Total (C)	Accumu- lated Deprecia- tion (D)	Date Con- structed	Date Acq- uired	De- pre- ciable Lives
Harvest Square	6,800,000	2,186,106	9,329,817	–	2,186,106	9,329,817	11,515,923	–	2008	2014	15-30
Harvest, AL
Heritage Square	4,460,000	2,028,048	5,538,036	–	2,028,048	5,538,036	7,566,084	–	2010	2014	15-30
Conyers, AL
Lakeside Crossing	8,483,751	1,460,000	16,998,581	–	1,460,000	16,998,581	18,458,581	(360,681)	2013	2014	15-30
Lynchburg, VA
Landing at Ocean Isle Beach	–	3,053,288	7,080,812	–	3,053,288	7,080,812	10,134,100	(24,010)	2009	2014	15-30
Ocean Isle, NC
Mansfield Pointe	14,200,000	5,350,000	20,002,000	–	5,350,000	20,002,000	25,352,000	(557,300)	2008	2014	15-30
Mansfield, TX
MidTowne Shopping Center	20,725,000	8,810,000	29,698,674	25,590	8,810,000	29,724,264	38,534,264	(732,504)	2005/2008	2014	15-30
Little Rock, AR
Newington Fair	–	7,833,471	8,328,529	331,236	7,833,471	8,659,765	16,493,236	(779,033)	1994/2009	2012	15-30
Newington, CT
North Hills Square	5,525,000	4,800,000	5,493,151	–	4,800,000	5,493,151	10,293,151	(169,949)	1997	2014	15-30
Coral Springs, FL
Park Avenue Shopping Center	11,683,793	5,500,000	16,365,112	–	5,500,000	16,365,112	21,865,112	(504,219)	2012	2014	15-30
Little Rock, AR
Pick n Save Center	9,561,280	3,150,000	14,282,925	–	3,150,000	14,282,925	17,432,925	(250,583)	2011	2014	15-30
West Bend, WI
Shoppes at Prairie Ridge	15,591,445	7,520,950	22,467,724	–	7,520,950	22,467,724	29,988,674	–	2009	2014	15-30
Pleasant Prairie, WI
The Shoppes at Branson Hills	26,772,795	4,418,273	37,229,338	–	4,418,273	37,229,338	41,647,611	–	2005	2014	15-30
Branson, MO
Wedgewood Commons	15,259,894	2,220,000	26,577,237	–	2,220,000	26,577,237	28,797,237	(934,974)	2009-2013	2013	15-30
Olive Branch, MS
Total:	$184,736,928	$83,250,255	$330,914,776	$298,374	$83,250,255	$331,213,150	$414,463,405	$(6,236,688)

Notes:

(A)	The initial cost to the Company represents the original purchase price of the property.

(B)	The aggregate cost of real estate owned at December 31, 2014 and 2013 for federal income tax purposes was approximately $450,600,000 and $63,842,000, respectively, (unaudited).

(C)	Reconciliation of real estate owned:

		2014		2013	2012
	Balance at January 1,	S	58,327,238	$29,213,999	$–
	Acquisitions		356,153,795	28,797,237	29,213,999
	Improvements, net of master lease		(17,628)	316,002	–

	Balance at December 31,	S	414,463,405	$58,327,238	$29,213,999

(D)	Reconciliation of accumulated depreciation:

	Balance at January 1,		$808,145	$31,790	$–
	Depreciation expense		5,428,543	776,355	31,790

	Balance at December 31,		$6,236,688	$808,145	$31,790

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s principal executive and principal financial officers, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework (1992) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules adopted by the SEC, permitting the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2015, and is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website free of charge at http://www. inlandincometrust.com. We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11.  Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2015, and is incorporated by reference into this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2015 and is incorporated by reference into this Item 12.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2015 and is incorporated by reference into this Item 13.

Item 14.  Principal Accounting Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders which we anticipate filing with the SEC no later than April 30, 2015, and is incorporated by reference into this Item 14.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

	(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are set forth in the report in Item 8.

	(2)	Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2014 is submitted herewith.

Real Estate and Accumulated Depreciation (Schedule III).

	(3)	Exhibits:

The list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.

(b)	Exhibits: The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)

Financial Statement Schedules:

All schedules other than those indicated in the index as set forth in Item 8 have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

By:	/s/ JoAnn M. McGuinness
Name:	JoAnn M. McGuinness
President and principal executive officer
Date:	March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Daniel L. Goodwin	Director and Chairman of the Board	March 30, 2015
Name:	Daniel L. Goodwin

By:	/s/ Mitchell A. Sabshon	Director and Chief Executive Officer	March 30, 2015
Name:	Mitchell A. Sabshon

By:	/s/ JoAnn M. McGuinness	Director, President and Chief Operating Officer (principal executive officer)	March 30, 2015
Name:	JoAnn M. McGuinness

By:	/s/ Catherine L. Lynch	Chief Financial Officer (co-principal financial officer)	March 30, 2015
Name:	Catherine L. Lynch

By:	/s/ David Z. Lichterman	Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)	March 30, 2015
Name:	David Z. Lichterman

By:	/s/ Lee A. Daniels	Director	March 30, 2015
Name:	Lee A. Daniels

By:	/s/ Stephen Davis	Director	March 30, 2015
Name:	Stephen Davis

By:	/s/ Gwen Henry	Director	March 30, 2015
Name:	Gwen Henry

By:	/s/ Bernard J. Michael	Director	March 30, 2015
Name:	Bernard J. Michael
121

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

3.2	Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2012 (file number 333-176775))

4.1	Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

4.2	Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2012 (file number 333-176775))

10.1	Business Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.2	Master Real Estate Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and Inland National Real Estate Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.3	Master Real Estate Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and Inland National Real Estate Services II, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.4	Investment Advisory Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc., IREIT Business Manager & Advisor, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

Exhibit No.	Description
10.5	License Agreement, by and between The Inland Real Estate Group, Inc. and Inland Real Estate Income Trust, Inc., effective as of August 24, 2011 (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 25, 2012 (file number 333-176775))

10.6	Dealer Manager Agreement, dated October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and Inland Securities Corporation, as amended by First Amendment to Dealer Manager Agreement, effective as of July 19, 2013 (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775) and incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 25, 2013 (file number 333-176775))

10.7	Sale Agreement, dated as of April 30, 2014, by and between Dogwood Festival, L.L.C. and IREIT Business Manager and Advisor, Inc., as amended by the Amendment to Agreement between the same parties, dated as of June 11, 2014; as further amended by the Second Amendment to Agreement between the same parties, dated as of June 17, 2014; and as further amended by the Third Amendment to Agreement between the same parties, dated as of June 23, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

10.8	Assignment of Sale Agreement, dated as of June 27, 2014, by and between IREIT Business Manager and Advisor, Inc. and IREIT Flowood Dogwood, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

10.9	Assignment and Assumption of Leases, dated as of June 27, 2014, by Dogwood Festival, L.L.C. and IREIT Flowood Dogwood, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

10.10	Loan Agreement, dated as of June 27, 2014, by and among IREIT Flowood Dogwood, L.L.C. and Wells Fargo, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

10.11	Promissory Note, made as of June 27, 2014, by IREIT Flowood Dogwood, L.L.C. for the benefit of Wells Fargo, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

Exhibit No.	Description
10.12	Guaranty of Recourse Obligations, dated as of June 27, 2014, by Inland Real Estate Income Trust, Inc. in favor of Wells Fargo, National Association (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

10.13	Environmental Indemnity Agreement, dated as of June 27, 2014, made by IREIT Flowood Dogwood, L.L.C. and Inland Real Estate Income Trust, Inc. in favor of Wells Fargo, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

10.14	Purchase and Sale Agreement, dated as of March 10, 2014, by and between IMI MTLR LLC, IMI MTLR II LLC and IREIT Business Manager & Advisor, Inc., as amended by the First Amendment to the Purchase and Sale Agreement, dated April 9, 2014, as amended by the Second Amendment to the Purchase and Sale Agreement, dated April 11, 2014, as amended by the Third Amendment to the Purchase and Sale Agreement, dated April 14, 2014, as amended by the Fourth Amendment to the Purchase and Sale Agreement, dated April 15, 2014, as amended by the Fifth Amendment to the Purchase and Sale Agreement, dated April 17, 2014, as amended by the Sixth Amendment to the Purchase and Sale Agreement, dated April 18, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 24, 2014 (file number 000-55146))

10.15	Assignment and Assumption of Purchase and Sale Agreement, dated as of April 21, 2014 by IREIT Business Manager & Advisor, Inc. and Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 24, 2014 (file number 000-55146))

10.16	Loan and Security Agreement, dated as of June 26, 2014, between IREIT Little Rock MidTowne, L.L.C. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

10.17	Promissory Note, made as of June 26, 2014, by IREIT Little Rock MidTowne, L.L.C. for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

10.18	Guaranty, dated as of June 26, 2014, by Inland Real Estate Income Trust, Inc. to and for the benefit of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

Exhibit No.	Description
10.19	Environmental Indemnity Agreement, dated as of June 26, 2014, made by IREIT Little Rock MidTowne, L.L.C. and Inland Real Estate Income Trust, Inc. in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 2, 2014 (file number 000-55146))

10.20	Purchase and Sale Agreement, dated September 16, 2014, by and among Inland Real Estate Income Trust, Inc. and the subsidiaries of Kite Realty Group Trust party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 19, 2014 (file number 000-55146))

10.21	Assignment and Assumption of Leases and Security Deposits, dated as of November 21, 2014, by and between KRG OCEAN ISLE BEACH LANDING, LLC and IREIT OCEAN ISLE BEACH LANDING, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 28, 2014 (file number 000-55146))

10.22	Assignment and Assumption of Leases and Security Deposits (Lot 4B in The Shoppes at Branson Hills), dated as of December 15, 2014, by and between KRG BRANSON HILLS IV, LLC and IREIT BRANSON HILLS, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.23	Assignment and Assumption of Leases and Security Deposits (The Shoppes at Branson Hills and Branson Hills Plaza), dated as of December 15, 2014, by and between KRG BRANSON HILLS, LLC and IREIT BRANSON HILLS, L.L.C. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.24	Consent to Sale, Assumptions and Second Loan Modification Agreement (Branson Hills), dated as of December 15, 2014, by and among KRG BRANSON HILLS, LLC, KITE REALTY GROUP, L.P., IREIT BRANSON HILLS, L.L.C., INLAND REAL ESTATE INCOME TRUST, INC. and PNC BANK, NATIONAL ASSOCIATION (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.25	First Amended and Restated Promissory Note (Branson Hills), dated as of December 15, 2014, issued by IREIT BRANSON HILLS, L.L.C. in favor of PNC BANK, NATIONAL ASSOCIATION (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))
125

Exhibit No.	Description
10.26	Replacement Guaranty of Payment and Recourse Obligations (Branson Hills), dated as of December 15, 2014, by INLAND REAL ESTATE INCOME TRUST, INC. in favor of PNC BANK, NATIONAL ASSOCIATION (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.27	Assignment and Assumption of Leases and Security Deposits (Harvest Square), dated as of December 15, 2014, by and between KRG HARVEST SQUARE, LLC and IREIT HARVEST SQUARE, L.L.C. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.28	Consent and Assumption Agreement with Limited Release (Harvest Square), dated as of December 15, 2014, by and among KRG HARVEST SQUARE, LLC, KITE REALTY GROUP, L.P., IREIT HARVEST SQUARE, L.L.C., INLAND REAL ESTATE INCOME TRUST, INC. and PNC BANK, NATIONAL ASSOCIATION (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.29	Environmental Indemnity Agreement (Harvest Square), dated as of December 15, 2014, by IREIT HARVEST SQUARE, L.L.C. and INLAND REAL ESTATE INCOME TRUST, INC. in favor of PNC BANK, NATIONAL ASSOCIATION (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.30	Guaranty of Recourse Obligations of Borrower (Harvest Square), dated as of December 15, 2014, by INLAND REAL ESTATE INCOME TRUST, INC. in favor of PNC BANK, NATIONAL ASSOCIATION (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.31	General Assignment and Assumption Agreement (Prairie Ridge), dated as of December 15, 2014, by and between KRG PLEASANT PRAIRIE RIDGE, LLC and IREIT PLEASANT PRAIRIE RIDGE, L.L.C. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.32	Assignment and Assumption of Leases and Security Deposits (Prairie Ridge), dated as of December 15, 2014, by and between KRG PLEASANT PRAIRIE RIDGE, LLC and IREIT PLEASANT PRAIRIE RIDGE, L.L.C. (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))
126

Exhibit No.	Description
10.33	Consent to Sale, Assumptions and Second Loan Modification Agreement (Prairie Ridge), dated as of December 15, 2014, by and among KRG PLEASANT PRAIRIE RIDGE, LLC, KITE REALTY GROUP, L.P., IREIT PLEASANT PRAIRIE RIDGE, L.L.C., INLAND REAL ESTATE INCOME TRUST, INC. and PNC BANK, NATIONAL ASSOCIATION (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.34	First Amended and Restated Promissory Note (Prairie Ridge), dated as of December 15, 2014, issued by IREIT PLEASANT PRAIRIE RIDGE, L.L.C. in favor of PNC BANK, NATIONAL ASSOCIATION (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.35	Replacement Guaranty of Payment and Recourse Obligations (Prairie Ridge), dated as of December 15, 2014, by INLAND REAL ESTATE INCOME TRUST, INC. to and for the benefit of PNC BANK, NATIONAL ASSOCIATION (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.36	Assignment and Assumption of Leases and Security Deposit (Copps), dated as of December 15, 2014, by and between KRG STEVENS POINT PINECREST, LLC and IREIT STEVENS POINT PINECREST, L.L.C. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.37	Assignment and Assumption of Leases and Security Deposits (Fox Point), dated as of December 15, 2014, by and between KRG NEENAH FOX POINT, LLC and IREIT NEENAH FOX POINT, L.L.C. (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.38	Consent to Sale, Assumptions and Second Loan Modification Agreement (Fox Point), dated as of December 15, 2014, by and among KRG NEENAH FOX POINT, L.L.C., KITE REALTY GROUP, L.P., IREIT NEENAH FOX POINT, L.L.C., INLAND REAL ESTATE INCOME TRUST, INC. and PNC BANK, NATIONAL ASSOCIATION (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))
127

Exhibit No.	Description
10.39	First Amended and Restated Promissory Note (Fox Point), dated as of December 15, 2014, issued by IREIT NEENAH FOX POINT, L.L.C. in favor of PNC BANK, NATIONAL ASSOCIATION (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.40	Replacement Guaranty of Payment and Recourse Obligations (Fox Point), dated as of December 15, 2014, by INLAND REAL ESTATE INCOME TRUST, INC. in favor of PNC BANK, NATIONAL ASSOCIATION (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.41	Assignment and Assumption of Leases and Security Deposits (Heritage Square), dated as of December 15, 2014, by and between KRG CONYERS HERITAGE, LLC and IREIT CONYERS HERITAGE, L.L.C. (incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.42	Consent and Assumption Agreement with Release (Heritage Square), dated as of December 15, 2014, by and among KRG CONYERS HERITAGE, LLC, KITE REALTY GROUP, L.P., KITE REALTY GROUP TRUST, IREIT CONYERS HERITAGE, L.L.C., INLAND REAL ESTATE INCOME TRUST, INC. and WELLS FARGO BANK, NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF J.P. MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES TRUST 2011-C5, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2011-C5 (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.43	Joinder Agreement (Heritage Square), dated as of December 15, 2014, by INLAND REAL ESTATE INCOME TRUST, INC. in favor of WELLS FARGO BANK, NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF J.P. MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES TRUST 2011-C5, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2011-C5 (incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.44	Environmental Indemnity Agreement (Heritage Square), dated as of December 15, 2014, by IREIT CONYERS HERITAGE, L.L.C. and INLAND REAL ESTATE INCOME TRUST, INC. in favor of WELLS FARGO BANK, NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF J.P. MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES TRUST 2011-C5, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2011-C5 (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))
128

Exhibit No.	Description
10.45	Guaranty Agreement (Heritage Square), dated as of December 15, 2014, by INLAND REAL ESTATE INCOME TRUST, INC. in favor of WELLS FARGO BANK, NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF J.P. MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES TRUST 2011-C5, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2011-C5 (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.46	Assignment and Assumption of Lease and Security Deposit (The Shoppes at Branson Hills – Kohl’s), dated as of December 19, 2014, by and between KRG BRANSON HILLS K-II, LLC and IREIT SHOPPES AT BRANSON HILLS - K, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 29, 2014 (file number 000-55146))

10.47	Assumption Agreement (The Shoppes at Branson Hills – Kohl’s), dated as of December 19, 2014, by and among KRG BRANSON HILLS K-II, LLC, KITE REALTY GROUP, L.P., IREIT SHOPPES AT BRANSON HILLS - K, L.L.C., INLAND REAL ESTATE INCOME TRUST, INC. and U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE, AS SUCCESSOR-IN-INTEREST TO BANK OF AMERICA, NATIONAL ASSOCIATION, SUCCESSOR-BY-MERGER TO LASALLE BANK NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF LB-UBS COMMERCIAL MORTGAGE TRUST 2007-C7, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2007-C7 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 29, 2014 (file number 000-55146))

10.48	Guaranty of Recourse Obligations of Borrower (The Shoppes at Branson Hills – Kohl’s), dated as of December 19, 2014, by INLAND REAL ESTATE INCOME TRUST, INC. in favor of U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE, AS SUCCESSOR-IN-INTEREST TO BANK OF AMERICA, NATIONAL ASSOCIATION, SUCCESSOR-BY-MERGER TO LASALLE BANK NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF LB-UBS COMMERCIAL MORTGAGE TRUST 2007-C7, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2007-C7 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 29, 2014 (file number 000-55146))

10.49	Environmental Indemnity Agreement (The Shoppes at Branson Hills – Kohl’s), dated as of December 19, 2014, by IREIT SHOPPES AT BRANSON HILLS - K, L.L.C. and INLAND REAL ESTATE INCOME TRUST, INC. in favor of U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE, AS SUCCESSOR-IN-INTEREST TO BANK OF AMERICA, NATIONAL ASSOCIATION, SUCCESSOR-BY-MERGER TO LASALLE BANK NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF LB-UBS COMMERCIAL MORTGAGE TRUST 2007-C7, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2007-C7 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 29, 2014 (file number 000-55146))

10.50	Assignment and Assumption of Lease and Security Deposit (Branson Hills Plaza – TJ Maxx), dated as of December 22, 2014, by and between KRG BRANSON HILLS T-III, LLC and IREIT BRANSON HILLS PLAZA – T, L.L.C. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 29, 2014 (file number 000-55146))
129

Exhibit No.	Description
10.51	Assumption Agreement (Branson Hills Plaza – TJ Maxx), dated as of December 22, 2014, by and among KRG BRANSON HILLS T-III, LLC, KITE REALTY GROUP, L.P., IREIT BRANSON HILLS PLAZA - T, L.L.C., INLAND REAL ESTATE INCOME TRUST, INC. and U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE, AS SUCCESSOR-IN-INTEREST TO BANK OF AMERICA, NATIONAL ASSOCIATION, SUCCESSOR-BY-MERGER TO LASALLE BANK NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF LB-UBS COMMERCIAL MORTGAGE TRUST 2006-C4, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2006-C4 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 29, 2014 (file number 000-55146))

10.52	Guaranty of Recourse Obligations of Borrower (Branson Hills Plaza – TJ Maxx), dated as of December 22, 2014, by INLAND REAL ESTATE INCOME TRUST, INC. in favor of U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE, AS SUCCESSOR-IN-INTEREST TO BANK OF AMERICA, NATIONAL ASSOCIATION, SUCCESSOR-BY-MERGER TO LASALLE BANK NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF LB-UBS COMMERCIAL MORTGAGE TRUST 2006-C4, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2006-C4 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 29, 2014 (file number 000-55146))

10.53	Environmental Indemnity Agreement (Branson Hills Plaza – TJ Maxx), dated as of December 22, 2014, by IREIT BRANSON HILLS PLAZA - T, L.L.C. and INLAND REAL ESTATE INCOME TRUST, INC. in favor of U.S. BANK NATIONAL ASSOCIATION, AS TRUSTEE, AS SUCCESSOR-IN-INTEREST TO BANK OF AMERICA, NATIONAL ASSOCIATION, SUCCESSOR-BY-MERGER TO LASALLE BANK NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF LB-UBS COMMERCIAL MORTGAGE TRUST 2006-C4, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2006-C4 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 29, 2014 (file number 000-55146))

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2013 (file number 000-55146))

21.1	Subsidiaries of the Registrant*
130

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 30, 2015, is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Other Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Annual Report on Form 10-K.