Form 10-Q
period 2015-03-31
Inland Real Estate Income Trust, Inc.
filed 2015-05-14
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 000-55146

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

As of May 11, 2015, there were 65,892,905 shares of the registrant’s common stock, $.001 par value, outstanding.

1

INLAND REAL ESTATE INCOME TRUST, INC.

TABLE OF CONTENTS

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Assets:
Investment properties:
Land	$127,105,387	$83,250,255
Building and other improvements	492,432,748	331,213,150
Total	619,538,135	414,463,405
Less accumulated depreciation	(9,384,113)	(6,236,688)
Net investment properties	610,154,022	408,226,717
Cash and cash equivalents	92,004,679	105,871,288
Investment in unconsolidated entity	98,175	117,805
Accounts and rents receivable	1,498,708	1,977,245
Acquired lease intangibles, net	75,456,297	51,691,241
Deferred costs, net	2,299,412	1,694,151
Other assets	2,666,696	1,908,016
Total assets	$784,177,989	$571,486,463

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$237,218,017	$186,033,574
Accounts payable and accrued expenses	4,732,669	2,734,288
Distributions payable	2,827,858	2,025,405
Acquired below market lease intangibles, net	27,938,284	18,675,646
Deferred investment property acquisition obligations	1,951,601	3,645,873
Due to related parties	4,287,579	2,693,652
Other liabilities	5,792,926	4,218,671
Total liabilities	284,748,934	220,027,109

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 59,575,300 and 41,996,913 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	59,575	41,997
Additional paid in capital (net of offering costs of $61,466,684 and $43,565,576 as of March 31, 2015 and December 31, 2014, respectively)	535,214,725	374,607,850
Accumulated distributions and net loss	(32,837,833)	(21,662,711)
Accumulated other comprehensive loss	(3,007,412)	(1,527,782)
Total stockholders’ equity	499,429,055	351,459,354
Total liabilities and stockholders’ equity	$784,177,989	$571,486,463

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,
	2015	2014
Income:
Rental income	$9,391,032	$1,409,700
Tenant recovery income	2,240,891	324,408
Other property income	39,863	—
Total income	11,671,786	1,734,108

Expenses:
Property operating expenses	1,799,870	223,925
Real estate tax expense	1,195,526	175,209
General and administrative expenses	734,575	458,608
Acquisition related costs	1,236,846	678,204
(Recovery of) business management fee	856,769	(226,280)
Depreciation and amortization	5,051,840	687,163
Total expenses	10,875,426	1,996,829

Operating income (loss)	796,360	(262,721)

Interest expense	(1,461,317)	(315,405)
Interest and other income	61,972	13,636
Equity in earnings (loss) of unconsolidated entity	(19,630)	331
Net loss	$(622,615)	$(564,159)

Net loss per common share, basic and diluted	$(0.01)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	49,092,127	8,703,608

Comprehensive loss:
Net loss	(622,615)	(564,159)
Unrealized loss on derivatives	(1,766,709)	—
Reclassification adjustment for amounts recognized in net loss	287,079	—
Comprehensive loss	$(2,102,245)	$(564,159)

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENT OF EQUITY

Three months ended March 31, 2015

(unaudited)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2015	41,996,913	$41,997	$374,607,850	$(21,662,711)	$(1,527,782)	$351,459,354

Distributions declared	—	—	—	(10,552,507)	—	(10,552,507)
Proceeds from offering	17,240,065	17,240	171,998,232	—	—	172,015,472
Offering costs	—	—	(17,901,108)	—	—	(17,901,108)
Proceeds from distribution reinvestment plan	351,822	352	3,341,958	—	—	3,342,310
Shares repurchased	(13,500)	(14)	(130,112)	—	—	(130,126)
Discount on shares to related parties	—	—	14,812	—	—	14,812
Unrealized loss on derivatives	—	—	—	—	(1,766,709)	(1,766,709)
Reclassification adjustment for amounts included in net loss	—	—	—	—	287,079	287,079
Sponsor contribution	—	—	3,283,093	—	—	3,283,093
Net loss	—	—	—	(622,615)	—	(622,615)

Balance at March 31, 2015	59,575,300	59,575	535,214,725	(32,837,833)	(3,007,412)	499,429,055

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(622,615)	$(564,159)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,051,840	687,163
Amortization of loan fees and mortgage premiums, net	12,888	21,902
Amortization of acquired above and below market leases, net	(187,262)	(2,265)
Straight-line rental income	(195,081)	(45,526)
Discount on shares issued to related parties	14,812	18,544
Equity in earnings (loss) of unconsolidated entity	19,630	(331)
Other non-cash adjustments	(104,157)	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	361,484	(74,971)
Accounts and rents receivable	673,618	(130,458)
Due to related parties	1,576,816	356,828
Other liabilities	(55,849)	164,867
Other assets	(75,768)	(10,492)
Net cash flows provided by operating activities	6,470,356	421,102

Cash flows from investing activities:
Purchase of investment properties	(175,583,766)	(34,278,132)
Capital expenditures	(249,049)	—
Restricted escrows	(436,495)	(3,229)
Payment of leasing fees	(36,470)	—
Other assets	(206,975)	—
Net cash flows used in investing activities	(176,512,755)	(34,281,361)

Cash flows from financing activities:
Proceeds from offering	172,015,472	40,004,403
Proceeds from the distribution reinvestment plan	3,342,310	534,218
Share repurchases	(130,126)	—
Payment of offering costs	(17,728,636)	(4,124,116)
Distributions paid	(9,750,054)	(1,077,319)
Sponsor contributions	3,283,093	—
Due to related parties, net	—	(1,969)
Deferred investment property acquisition obligation payments	(1,693,465)	—
Proceeds from mortgages and notes payable	7,540,573	5,525,000
Payment of mortgages and notes payable	(44,878)	—
Payment of loan costs	(658,499)	(105,521)
Net cash flows provided by financing activities	156,175,790	40,754,696

Net increase (decrease) in cash and cash equivalents	(13,866,609)	6,894,437
Cash and cash equivalents at beginning of the period	105,871,288	26,634,384
Cash and cash equivalents, at end of period	$92,004,679	$33,528,821

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Three months ended March 31,
	2015	2014

Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property,
the Company acquired assets and assumed liabilities as follows:
Land	43,855,132	10,300,000
Building and improvements	160,950,841	21,858,263
Acquired in place lease intangibles	23,072,358	2,811,762
Acquired above market lease intangibles	2,823,245	976,608
Acquired below market lease intangibles	(9,709,479)	(179,312)
Assumption of mortgage debt at acquisition	(40,303,000)	—
Non-cash mortgage premium	(3,474,109)	—
Deferred investment property acquisition obligations	—	(1,349,734)
Assumed liabilities, net	(1,631,222)	(139,455)
Purchase of investment properties	$175,583,766	$34,278,132

Cash paid for interest	$1,643,407	$253,134

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$2,827,858	$515,205

Accrued capital expenditures	$53,071	$—

Accrued offering costs payable	$707,184	$290,547

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2014, which are included in the Company’s 2014 Annual Report as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included in this Quarterly Report.

(1)  Organization

Inland Real Estate Income Trust, Inc. was formed on August 24, 2011 to acquire and manage a diversified portfolio of commercial real estate investments located in the United States. To date, the Company has focused on acquiring retail properties. The Company entered into a Business Management Agreement with IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an affiliate of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company. The Company is authorized to sell up to 150,000,000 shares of common stock at $10 each in an initial public “best efforts” offering (the “Offering”) which commenced on October 18, 2012 and to issue 30,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”).

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

At March 31, 2015, the Company owned 42 retail properties totaling 3,808,668 square feet. The properties are located in 16 states. At March 31, 2015, the portfolio had a weighted average physical occupancy of 95.1% and economic occupancy of 96.2%. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing related to certain vacant spaces, although it may own the entire property. The Company is not obligated to settle this contingent purchase price obligation unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries. Wholly owned subsidiaries generally consist of limited liability companies (“LLCs”). All intercompany balances and transactions have been eliminated in consolidation.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Each property is owned by a separate legal entity which maintains its own books and financial records and each entity’s assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in note 6.

Partially-Owned Entities

The Company will consolidate the operations of a joint venture if the Company determines that it is either the primary beneficiary of a variable interest entity (“VIE”) or has substantial influence and control of the entity. The primary beneficiary is the party that has the ability to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. There are significant judgments and estimates involved in determining the primary beneficiary of a VIE or the determination of who has control and influence of the entity. When the Company consolidates an entity, the assets, liabilities and results of operations will be included in its consolidated financial statements.

In instances where the Company determines that it is not the primary beneficiary of a VIE or the Company does not control the joint venture but can exercise influence over the entity with respect to its operations and major decisions, the Company will use the equity method of accounting. Under the equity method, the operations of a joint venture will not be consolidated with the Company’s operations but instead its share of operations will be reflected as equity in earnings (loss) of an unconsolidated entity on its consolidated statements of operations and other comprehensive income (loss). Additionally, the Company’s net investment in the joint venture will be reflected as investment in unconsolidated entities as an asset on the consolidated balance sheets.

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

Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase price unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period from the date of acquisition, as defined. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has recorded a liability for the potential future earnout payments using estimated fair value at the date of acquisition using Level 3 inputs including market rents ranging from $8.00 to $28.00 per square foot, probability of occupancy ranging from 10% to 100% based on leasing activity and utilizing a discount rate of 8.00% to 9.25%. The Company has recorded this earnout amount as additional purchase price of the related property and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations and other comprehensive loss. The Company records changes in the underlying liability assumptions to acquisition related costs on the accompanying consolidated statements of operations and other comprehensive loss.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the above market lease value of $259,580 and $21,035 was recorded as a reduction to rental income for the three months ended March 31, 2015 and 2014, respectively. Amortization pertaining to the below market lease value of $446,842 and $23,300 was recorded as an increase to rental income for the three months ended March 31, 2015 and 2014, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $1,870,967 and $163,807 for the three months ended March 31, 2015 and 2014, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted-average remaining lease term. As of March 31, 2015, no amount has been allocated to customer relationship value.

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Intangible assets:
Acquired in-place lease value	$71,920,441	$48,848,084
Acquired above market lease value	8,398,104	5,574,858
Accumulated amortization	(4,862,248)	(2,731,701)
Acquired lease intangibles, net	$75,456,297	$51,691,241

Intangible liabilities:
Acquired below market lease value	$28,879,961	$19,170,481
Accumulated amortization	(941,677)	(494,835)
Acquired below market lease intangibles, net	$27,938,284	$18,675,646

As of March 31, 2015, the weighted average amortization periods for acquired in-place lease, above market lease intangibles and below market lease intangibles are 9, 10 and 18 years, respectively.

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2015 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases

2015 (remainder of year)	$7,550,530	$1,033,347	$(1,667,640)
2016	10,067,373	1,340,476	(2,154,345)
2017	10,067,373	1,160,578	(2,049,039)
2018	9,429,095	930,201	(1,910,789)
2019	8,272,321	584,922	(1,787,467)
Thereafter	22,341,992	2,678,089	(18,369,004)
Total	$67,728,684	$7,727,613	$(27,938,284)

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

During the three months ended March 31, 2015 and 2014, the Company incurred no impairment charges.

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

Depreciation expense was $3,147,426 and $499,113 for the three months ended March 31, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-03, Interest - Imputation of Interest. The ASU requires that debt issuance costs be deducted from the carrying value of the financial liability and not recorded as separate assets, classified as deferred financing costs. The ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued and will be applied on a retrospective basis. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. In April 2015, the FASB voted to propose an amendment to ASU No. 2014-09, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(3)  Acquisitions

2015 Acquisitions

Date Acquired	Property Name	Location	Property Type	Square Footage	Purchase Price
1/29/15	Shoppes at Lake Park	West Valley City, UT	Multi-Tenant Retail	52,997	$11,559,841
2/19/15	Plaza at Prairie Ridge	Pleasant Prairie, WI	Multi-Tenant Retail	9,035	3,400,000
3/13/15	Green Tree Center	Katy, TX	Multi-Tenant Retail	147,658	26,244,094
3/16/15	Eastside Junction	Athens, AL	Multi-Tenant Retail	79,700	12,277,570
3/16/15	Fairgrounds Crossing	Hot Springs, AR	Multi-Tenant Retail	155,127	29,196,970
3/16/15	Prattville Town Center	Prattville, AL	Multi-Tenant Retail	168,842	33,328,788
3/16/15	Regal Court	Shreveport, LA	Multi-Tenant Retail	363,174	50,363,636
3/16/15	Shops at Hawk Ridge	St. Louis, MO	Multi-Tenant Retail	75,951	12,721,273
3/16/15	Walgreens Plaza	Jacksonville, NC	Multi-Tenant Retail	42,219	13,662,883
3/16/15	Whispering Ridge	Omaha, NE	Multi-Tenant Retail	69,676	15,802,933
3/31/15	Frisco Marketplace	Frisco, TX	Multi-Tenant Retail	107,543	8,960,000
				1,271,922	$217,517,988

During the three months ended March 31, 2015, the Company acquired, through its wholly owned subsidiaries, the 11 properties listed above and financed a portion of these acquisitions by assuming $40,303,000 in mortgage debt.

The Company incurred $1,236,846 and $678,204 during the three months ended March 31, 2015 and 2014, respectively, of acquisition, dead deal and transaction related costs, including changes to initial assumptions related to deferred investment property acquisition obligations that were recorded in acquisition related costs in the consolidated statements of operations and other comprehensive loss related to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates. For the three months ended March 31, 2015, the Business Manager permanently waived acquisition fees of $2,510,311.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

For properties acquired during the three months ended March 31, 2015, the Company recorded revenue of $957,690 and property net income of $503,899, which excludes expensed acquisition related costs.

The following table presents certain additional information regarding the Company’s acquisitions during the three months ended March 31, 2015. The Company has made preliminary allocations based on estimated fair values of the acquired assets and liabilities which are considered provisional pending the final determination of fair value. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Property Name	Land	Buildings and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Fair Value Adjustment Related to Mortgages and Notes Payable
Shoppes at Lake Park	$2,285,329	$8,527,124	$1,533,026	$(785,638)	$—
Plaza at Prairie Ridge	617,750	2,305,250	477,000	—	—
Green Tree Center	7,218,223	17,845,531	2,722,977	(1,542,637)	—
Eastside Junction	2,411,050	8,392,647	1,857,856	(115,673)	(268,310)
Fairgrounds Crossing	6,160,354	22,573,340	3,799,667	(2,327,076)	(1,009,315)
Prattville Town Center	5,294,377	27,895,319	3,915,874	(1,818,767)	(1,958,015)
Regal Court	5,873,044	41,180,744	5,117,369	(1,807,521)	—
Shops at Hawk Ridge	1,320,044	10,271,381	2,062,023	(932,175)	—
Walgreens Plaza	2,698,909	9,337,813	1,999,639	(135,009)	(238,469)
Whispering Ridge	4,224,096	10,283,023	1,501,301	(205,487)	—
Frisco Marketplace	5,751,956	2,338,669	908,871	(39,496)	—
	$43,855,132	$160,950,841	$25,895,603	$(9,709,479)	$(3,474,109)

The following condensed pro forma consolidated financial statements for the three months ended March 31, 2015 and 2014 include pro forma adjustments related to the acquisitions and financing during the first quarter of 2015 considered material to the consolidated financial statements which were made for the acquisition of Shoppes at Lake Park, Plaza at Prairie Ridge, Green Tree Center, Eastside Junction, Fairgrounds Crossing, Prattville Town Center, Regal Court, Shops at Hawk Ridge, Walgreens Plaza, Whispering Ridge and Frisco Marketplace which are presented assuming the acquisition occurred on January 1, 2014.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the first quarter 2015 acquisitions had been consummated as of January 1, 2014, nor does it purport to represent the results of operations for future periods.

	For the three months ended March 31, 2015
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total income	$11,671,786	3,439,065	15,110,851
Net income (loss)	$(622,615)	1,721,546	1,098,931

Net loss per common share, basic and diluted	$(0.01)		0.02

Weighted average number of common shares outstanding, basic and diluted	49,092,127		59,575,300

	For the three months ended March 31, 2014
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)

Total income	$1,734,108	$4,620,960	6,355,068
Net income (loss)	$(564,159)	$925,103	360,944

Net loss per common share, basic and diluted	$(0.06)		0.01

Weighted average number of common shares outstanding, basic and diluted	8,703,608		59,575,300

The pro forma information for the three months ended March 31, 2015 and 2014 was adjusted to exclude $1,136,043 and $0, respectively, of acquisition related costs recorded during such periods.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(4)  Investment in Unconsolidated Entity

The Company is a member of a limited liability company formed as an insurance association captive (the “Insurance Captive”), which is wholly-owned by the Company, Inland Real Estate Corporation, InvenTrust Properties Corp. (formerly known as Inland American Real Estate Trust, Inc.) and Retail Properties of America, Inc., and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services, Inc. This entity is considered a variable interest entity as defined in U.S. GAAP and the Company is not considered to be the primary beneficiary; however, the Company can exercise significant influence. Therefore, this investment is accounted for utilizing the equity method of accounting. The Company’s risk of loss is limited to its investment and the Company is not required to fund additional capital to the entity. Effective June 30, 2014, Inland Diversified Real Estate Trust, Inc. withdrew from the Insurance Captive. Although still a member, on December 1, 2014, Retail Properties of America, Inc. terminated its future participation in the Insurance Captive.

The Company entered into an agreement and paid $100,000 in exchange for a membership interest in the Insurance Captive. The Company’s share of net income from its investment is based on the ratio of each member’s premium contribution to the venture. The Company was allocated income (loss) of $(19,630) and $331 for the three months ended March 31, 2015 and 2014, respectively.

(5)  Operating Leases

Minimum lease payments to be received under operating leases, including ground leases, as of March 31, 2015 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments

2015 (remainder of year)	$34,605,566
2016	43,775,796
2017	40,124,685
2018	35,997,356
2019	28,305,955
Thereafter	151,194,598
Total	$334,003,956

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

(6)  Mortgages and Notes Payable

As of March 31, 2015 and December 31, 2014, the Company had the following mortgages and notes payable outstanding:

Property Name	Stated Interest Rate Per Annum	Principal Balance at March 31, 2015	Principal Balance at December 31, 2014	Maturity Date	Notes
Dollar General Portfolio Phase I - five properties	4.313%	$3,340,450	$3,340,450	May 1, 2027	(a)

Dollar General Portfolio Phase II - seven properties	4.347%	4,140,000	4,140,000	October 1, 2027	(b)

Wedgewood Commons Shopping Center	1 month LIBOR + 1.90%	15,259,894	15,259,894	December 23, 2018	(c)

North Hills Square	1 month LIBOR + 1.80%	5,525,000	5,525,000	March 28, 2019	(c)

Mansfield Pointe	1 month LIBOR + 1.80%	14,200,000	14,200,000	May 7, 2019	(c)

Park Avenue Shopping Center	1 month LIBOR + 1.75%	11,683,793	11,683,793	May 8, 2019	(c)

Lakeside Crossing	1 month LIBOR + 1.95%	9,910,189	8,483,751	May 22, 2019	(c)

Dogwood Festival	1 month LIBOR + 1.75%	24,351,750	24,351,750	July 1, 2019	(c)

MidTowne Shopping Center	1 month LIBOR + 1.95%	20,725,000	20,725,000	July 5, 2019	(c)

Pick N Save Center	1 month LIBOR + 1.60%	9,561,280	9,561,280	July 31, 2019	(c)

The Shoppes at Branson Hills & Branson Hills Plaza	1 month LIBOR + 1.75%	20,240,000	20,240,000	December 15, 2019	(c)

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Property Name	Stated Interest Rate Per Annum	Principal Balance at March 31, 2015	Principal Balance at December 31, 2014	Maturity Date	Notes
The Shoppes at Branson Hills – Kohl’s	5.95%	6,503,413	6,532,795	November 11, 2017

Branson Hills Plaza – TJ Maxx	5.78%	2,989,745	3,005,240	May 11, 2016

Harvest Square	4.65%	6,800,000	6,800,000	January 1, 2022

Shoppes at Prairie Ridge	1 month LIBOR + 1.75%	15,591,445	15,591,445	December 15, 2019	(c)

Fox Point Plaza	1 month LIBOR + 1.85%	10,836,530	10,836,530	December 15, 2019	(c)

Heritage Square	5.10%	4,460,000	4,460,000	July 1, 2021

Dixie Valley	1 month LIBOR + 1.60%	6,114,135	–	March 1, 2022	(d)

Eastside Junction	4.60%	6,270,000	–	June 1, 2022	(e)

Fairgrounds Crossing	5.2075%	13,453,000	–	October 6, 2021	(f)

Prattville Town Center	5.475%	15,930,000	–	May 1, 2021	(g)

Walgreens Plaza	5.304%	4,650,000	–	July 1, 2021	(h)

		$232,535,624	$184,736,928		(i)

(a)	The loan is secured by cross-collaterized first mortgages on the five properties.
(b)	The loan is secured by cross-collaterized first mortgages on the seven properties.
(c)	The 1 month LIBOR rate at March 31, 2015 was 0.18%.
(d)	The loan requires monthly payments of interest only until March 1, 2022 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part, at par. The Company entered into a swap which fixed the interest rate at 3.62%.
(e)	The loan was assumed at closing and requires monthly payments of interest only until June 2017. Thereafter, monthly principal and interest payments of $32,143 are due until maturity when all principal and unpaid interest is due. The loan may be prepaid in whole, at par, beginning March 2022.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(f)	The loan was assumed at closing and requires monthly payments of interest only until October 6, 2021 when all principal and unpaid interest is due. The loan may be prepaid in whole beginning July 6, 2022, at par.
(g)	The loan was assumed at closing and requires monthly payments of interest only until May 1, 2021 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part beginning February 1, 2021, at par.
(h)	The loan was assumed at closing and requires monthly payments of interest only until July 1, 2021 when all principal and unpaid interest is due. The loan may be prepaid in whole beginning April 1, 2021, at par.
(i)	Excludes mortgage premiums, net of accumulated amortization of $4,682,393 and $1,296,646 as of March 31, 2015 and December 31, 2014, respectively.

The Company had a weighted average stated interest rate of 3.50% per annum at March 31, 2015, which includes effects of interest rate swaps. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets or are guaranteed by the Sponsor. No fees were paid in connection with any guarantees issued by the Sponsor.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2015, all of the mortgages were current in payments and the Company was in compliance with such covenants.

The following table shows the scheduled maturities of mortgages and notes payable as of March 31, 2015 for the next five years and thereafter:

	Mortgages and Notes Payable (1)	Weighted Average Interest Rate

2015	$–	–
2016	2,989,745	5.78%
2017	6,503,413	5.95%
2018	15,259,894	2.08%
2019	142,624,987	2.84%
Thereafter	65,157,585	4.91%
Total	$232,535,624

(1)	Excludes mortgage premiums, net of accumulated amortization associated with debt assumed at acquisition of $4,682,393.

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $232,535,624 and $184,736,928 as of March 31, 2015 and December 31, 2014, respectively, and its estimated fair value was $234,600,000 and $185,260,000 as of March 31, 2015 and December 31, 2014, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap. For the three months ended March 31, 2015 and 2014, the Company recorded interest expense of $(69,904) and $39,213, respectively, related to interest rate swaps.

The following table summarizes the Company’s interest rate swap contracts outstanding as of March 31, 2015.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value at March 31, 2015
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	1 month LIBOR	$5,525,000	$(217,987)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	1 month LIBOR	14,200,000	(469,187)
May 23, 2014	May 1, 2015	May 8, 2019	2.00%	1 month LIBOR	8,483,751	(248,731)
June 6, 2014	June 1, 2015	May 22, 2019	2.15%	1 month LIBOR	11,683,793	(392,616)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	1 month LIBOR	20,725,000	(627,308)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	1 month LIBOR	24,351,750	(601,862)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	1 month LIBOR	9,561,280	(273,224)
December 16, 2014	December 16, 2014	June 22, 2016	1.97%	1 month LIBOR	13,358,984	(253,870)
December 16, 2014	December 16, 2014	October 21, 2016	1.50%	1 month LIBOR	10,836,530	(162,410)
December 16, 2014	December 16, 2014	May 9, 2017	1.13%	1 month LIBOR	10,150,000	(88,529)
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	1 month LIBOR	6,114,135	(163,342)
				Total	$134,990,223	$(3,499,066)

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$3,499,066	Other liabilities	$2,089,340

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive loss (“OCL”) for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2015	2014
Amount of Loss Recognized in OCL on Derivative (Effective Portion)	$(1,766,709)	$–
Amount of Loss Reclassified from Accumulated OCL into Income (Effective Portion)	$287,079	$–
Amount of Loss Recognized in Income on Derivative (Ineffective Portion)	$1,086	$–

	Three months ended March 31,
Derivatives Not Designated as Hedging Instruments	2015	2014
Amount of (Income) Loss Recognized in Income on Derivative (Ineffective Portion)	$(70,990)	$39,213

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at March 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Derivative interest rate instruments	$–	$(3,499,066)	$–
Total liabilities	$–	$(3,499,066)	$–

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

(8)  Income Tax

The Company had no uncertain tax positions as of March 31, 2015 and December 31, 2014. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of March 31, 2015. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2015 and 2014. As of March 31, 2015, returns for the calendar years 2014, 2013, 2012 and 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(9)  Distributions

The Company currently pays distributions based on daily record dates, payable in arrears the following month. The distributions that the Company currently pays are equal to a daily amount of $0.001643836, per share based upon a 365-day period. During the three months ended March 31, 2015 and 2014, the Company declared distributions totaling $10,552,507 and $1,287,661, respectively.

(10)  Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of March 31, 2015 and 2014, the Company did not have any dilutive common share equivalents outstanding.

(11)  Commitments and Contingencies

The acquisition of certain of the Company’s properties included an earnout component to the purchase price. The maximum potential earnout payment was $3,057,964 at March 31, 2015.

The table below presents the change in the Company’s earnout liability for the three months ended March 31, 2015 and 2014.

	For the three months ended March 31,
	2015	2014
Earnout liability-beginning of period	$3,645,873	$723,237
Increases:
Acquisitions	—	1,349,734
Amortization expense	33,447	24,243
Decreases:
Earnout payments	(1,727,719)	—
Other:
Adjustments to acquisition related costs	—	—
Earnout liability – end of period	$1,951,601	$2,097,214

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

(12)  Segment Reporting

The Company has one reportable segment, retail real estate, as defined by U.S. GAAP for the three months ended March 31, 2015 and 2014.

Concentration of credit risk with respect to accounts receivable currently exists due to the small number of tenants currently comprising the Company's rental revenue. The concentration of revenues for these tenants increases the Company's risk associated with nonpayment by these tenants. In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

For the three months ended March 31, 2015, approximately 8.2% of the Company’s rental revenue was generated by three locations leased to Roundy’s Supermarkets, Inc.

(13)  Transactions with Related Parties

The Company is party to an agreement with an LLC formed as an insurance association captive which is wholly-owned by the Company, Inland Real Estate Corporation, InvenTrust Properties Corp. and Retail Properties of America, Inc. The entity is included in the Company’s disclosure of Investment in Unconsolidated Entity (note 4) and is included in investment in unconsolidated entity in the accompanying consolidated balance sheets.

The Company owns 1,000 shares of common stock in the Inland Real Estate Group of Companies, Inc. with a recorded value of $1,000 at March 31, 2015 and December 31, 2014. This amount is included in other assets in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the Company’s related party transactions for three months ended March 31, 2015 and 2014. Certain compensation and fees payable to the Business Manager for services to be provided to the Company are limited to maximum amounts.

	Three months ended March 31,		Amount Unpaid as of
	2015	2014	March 31, 2015	December 31, 2014
General and administrative reimbursements (a)	$143,093	$91,887	$153,321	$137,988
Affiliate share purchase discounts (b)	14,812	18,544	—	—
Total general and administrative expenses	$157,905	$110,431	$153,321	$137,988

Acquisition related costs	$97,433	$75,285	$82,939	$156,961
Acquisition fees	778,737	516,264	778,737	—
Total acquisition related costs (c)	876,170	591,549	861,676	156,961

Offering costs (d)	16,880,691	3,881,486	227,580	210,469
Sponsor non-interest bearing advances (e)	—	—	1,630,000	1,630,000
Real estate management fees (f)	421,730	58,212	—	—
(Recovery of) business management fee (g)	856,769	(226,280)	1,415,002	558,234

(a)	The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive loss. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(b)	The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 14,812 and 18,544 shares to related parties during the three months ended March 31, 2015 and 2014, respectively.

(c)	The Company pays the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired. The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition of real estate assets, regardless of whether the Company acquires the real estate assets, subject to limits, as defined. Such costs are included in acquisition related costs in the accompanying consolidated statements of operations and other comprehensive loss. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. For the three months ended March 31, 2015, the Business Manager permanently waived acquisition fees of $2,510,311.
30

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(d)	A related party of the Business Manager receives selling commissions equal to 7.0% of the sale price for each share sold and a marketing contribution equal to 3.0% of the gross offering proceeds from shares sold, the majority of which is re-allowed (paid) to third party soliciting dealers. The Company also reimburses a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds. The expenses will be reimbursed from amounts paid or re-allowed to these entities as a marketing contribution. The Company will reimburse the Sponsor, its affiliates and third parties for costs and other expenses of the Offering that they pay on the Company’s behalf, in an amount not to exceed 1.5% of the gross offering proceeds from shares sold in the “best efforts” offering. The Company does not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the distribution reinvestment plan. Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(e)	As of March 31, 2015 and December 31, 2014, the Sponsor advanced $1,630,000 to pay offering and organizational costs, all of which was repaid subsequent to March 31, 2015. Our Business Manager or its affiliates will pay or reimburse any organization or offering costs, including any issuer costs, that exceed 11.5% of the gross offering proceeds from shares sold in the “best efforts” offering over the life of the Offering.

(f)	For each property that is managed by Inland National Real Estate Services, LLC, or its affiliates, collectively the Real Estate Managers, the Company pays a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. Each Real Estate Manager will determine, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by one of the Real Estate Managers or its affiliates, the Company will pay the Real Estate Manager a separate leasing fee based upon prevailing market rates applicable to the geographic market of that property. Further, in the event that the Company engages its Real Estate Managers to provide construction management services for a property, the Company will pay a separate construction management fee based upon prevailing market rates applicable to the geographic market of the project. The Company also reimburses each Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Managers and their affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of any of the Real Estate Managers. Real estate management fees and reimbursable expenses are included in property operating expenses in the accompanying consolidated statements of operations and other comprehensive loss.
31

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(g)

The Company pays the Business Manager an annual business management fee equal to 0.65% of its “average invested assets,” as defined in the business management agreement, payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. For the three months ended March 31, 2015, the Business Manager was entitled to a business management fee in the amount equal to $856,769. For the three months ended March 31, 2014, the Business Manager was entitled to a business management fee in the amount equal to $139,517, which was permanently waived. The Business Manager also permanently waived business management fees of $226,280 incurred for the year ended December 31, 2013 during this period.

(14)  Subsequent Events

The board of directors of the Company declared distributions payable to stockholders of record each day beginning on the close of business on April 1, 2015 through the close of business on June 30, 2015. Distributions were declared in a daily amount equal to $0.001643836 per share, based upon a 365-day period, which equates to $0.60 or a 6% annualized rate based on a purchase price of $10.00 per share. Distributions were paid monthly in arrears, as follows:

•	In April 2015, total distributions declared for the month of March 2015 were paid in the amount equal to $2,827,858, including $1,470,267 which was reinvested through the Company’s DRP, resulting in the issuance of an additional 154,765 shares of common stock.

•	In May 2015, total distributions declared for the month of April 2015 were paid in the amount equal to $3,069,731, including $1,606,553 which was reinvested through the Company’s DRP, resulting in the issuance of an additional 169,111 shares of common stock.

The Company purchased the following properties from unaffiliated third parties subsequent to March 31, 2015.

Date Acquired	Property Name	Location	Square Footage	Purchase Price	Debt
4/1/15	Frisco Marketplace – Dickey’s BBQ	Frisco ,TX	4,180	$2,080,000	$–
4/8/15	White City	Shrewsbury, MA	257,080	$96,750,000	$49,400,000
4/21/15	Treasure Valley	Nampa, ID	112,259	$15,200,000	$–
4/28/15	Yorkville Marketplace	Yorkville, IL	111,591	$24,500,000	$–
32

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table provides information regarding the total shares sold in our offering as of May 11, 2015:

	Shares	Gross Offering Proceeds ($) (1)	Commissions and Fees ($) (2)	Proceeds to Us, Before Expenses ($) (3)
From our Sponsor in connection with our formation:	20,000.000	200,000	–	200,000
Shares sold in the offering:	64,642,681.592	643,242,561	60,860,415	582,382,146
Shares sold pursuant to our distribution reinvestment plan:	1,294,219.800	12,295,086	–	12,295,086
Shares purchased pursuant to our share repurchase program:	(63,996.403)	(607,456)	–	(607,456)
Total:	65,892,904.989	655,130,191	60,860,415	594,269,776

(1)	Gross proceeds received by us as of the date of this table for shares sold to investors pursuant to accepted subscription agreements.
(2)	Inland Securities Corporation serves as dealer manager of the Offering and is entitled to receive selling commissions and certain other fees, as discussed further in the prospectus for the “best efforts” offering dated April 28, 2015 as the same may be supplemented from time to time.
(3)	Organization and offering expenses, excluding commissions, will not exceed 1.5% of the gross offering proceeds. These expenses include registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 30, 2015, and factors described below:

•	We may not be able to raise capital sufficient to achieve our investment objectives;
•	We have a limited operating history and the prior performance of programs sponsored by Inland Real Estate Investment Corporation (our “Sponsor”) should not be used to predict our future results;
•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	We may suffer from delays in selecting, acquiring and developing suitable assets;
•	To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our “best efforts” offering, which will reduce the amount of cash available to be invested in assets, negatively impact the value of our stockholders’ investment and be dilutive to our stockholders;
•	We have incurred net losses on a U.S. GAAP basis for the three months ended March 31, 2015 and 2014, and there is no assurance that we will become profitable or generate positive cash flow from operations;
•	There is no established public trading market for our shares, our stockholders may not be able to sell their shares under our share repurchase program and, if our stockholders are able to sell their shares under the program, or otherwise, they may not be able to recover the amount of their investment in our shares;
•	Our charter generally allows us to borrow up to 300% of our net assets, equivalent to 75% of the costs of our assets;
•	Our Sponsor may face a conflict of interest in allocating personnel and resources between its affiliates and our Business Manager and our Real Estate Managers;
•	We do not have arm’s-length agreements with our Business Manager, our Real Estate Managers or any other affiliates of our Sponsor;
•	We pay significant fees to our Business Manager, Real Estate Managers and other affiliates of our Sponsor;
•	Our Business Manager and its affiliates will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders;
34

•	Our properties may compete with the properties owned by other programs sponsored by our Sponsor or Inland Private Capital Corporation for, among other things, tenants;
•	Our Business Manager is under no obligation, and may not agree, to forgo or defer its business management fee or any acquisition fee; and
•	If we fail to continue to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

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

The following discussion and analysis relates to the three months ended March 31, 2015 and 2014 and as of March 31, 2015 and December 31, 2014. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are an externally managed Maryland corporation formed in August 2011 to acquire a portfolio of commercial real estate located throughout the United States. We are managed by our business manager, IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager.” While we may acquire retail properties, office buildings, multi-family properties and industrial/distribution and warehouse facilities, within these property types, we focus primarily on “core” real estate assets. To date, we have focused on acquiring retail properties. We will continue to focus on retail properties unless and until the returns from other properties exceed those that we believe are available from investing in retail.

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

At March 31, 2015, we owned 42 retail properties, totaling approximately 3.8 million square feet. At March 31, 2015, our portfolio had weighted average physical and economic occupancy of 95.1% and 96.2%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, some properties were subject to an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing related to certain vacant spaces, although we own the entire property. We are not obligated to pay this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the acquisition agreement. As of March 31, 2015 and 2014, annualized base rent per square foot averaged $12.97 and $11.73, respectively, for all properties owned. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted.

Market Outlook

Recent actions and comments of the Federal Open Market Committee of the Federal Reserve Board (“Federal Reserve”) suggest that the Federal Reserve will eventually return to a normalized monetary policy. However, the Federal Reserve has provided no clear indication as to when it will raise interest rates. However, the Federal Reserve recently indicated it “anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2 percent objective over the medium term.”

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

Today’s economic environment continues to be characterized by historically low interest rates which has contributed to decreased capitalization rates for commercial properties. Commercial property prices have nearly recovered to 2007 values in many sectors. Although the economic recovery has been mild, we believe that the economy is moving from recovery status toward an expansionary cycle. Demographic trends are also favorable. In the past four years the population of the United States has grown, but there has been very little new real estate development during this period of time. While tenants recently have had pricing power over property owners, we believe we have reached an inflection point where that pricing power related to tenant leases will return to the property owner due to supply and demand considerations.

Our management team continues to believe that we can produce better risk adjusted returns by investing in multi-tenant necessity-based retail shopping centers than other types of commercial real estate. Multi-tenant retail assets tend to be relatively stable, yet they allow for growth opportunities in a recovering market. A needs-based shopping center is usually anchored by a supermarket that draws patrons to the property along with a number of supporting tenants in smaller shop space. The anchor generally has a long-term lease providing stable cash flow to the property. All of the properties purchased during 2015 were multi-tenant retail properties.

Our general experience tells us that a period of economic expansion can translate into rising rental rates and consequently, increases in the net operating income (“NOI”) of a property, particularly at multi-tenant retail properties due to a higher instance of lease roll-over as the smaller tenants typically have shorter leases (usually between 1-3 years). In comparison to properties with longer leases, this provides significantly more opportunities to capture increases in rental rates and NOI at a rate above inflation. By capturing NOI growth rates above inflation, real value is added to a property. As of March 31, 2015, we own 13 single-tenant properties and 29 multi-tenant properties with average lease expirations of 15 years and eight years, respectively.

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

Although our investment mandate allows us to acquire single tenant properties along with any core property in the four types of commercial real estate described in our prospectus, given what we believe is a compelling case as outlined above, our focus has been and will primarily continue to be on the acquisition of grocery-anchored shopping centers falling generally into the category of neighborhood retail centers.

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

Liquidity and Capital Resources

General

Our principal demand for funds is to acquire real estate assets, to pay operating and offering expenses, to pay interest on our outstanding indebtedness, to pay distributions to our stockholders and to fund our Share Repurchase Program (“SRP”).  We generally seek to fund our cash needs for items other than asset acquisitions and offering costs from operations. Our cash needs for acquisitions are funded primarily from the sale of our shares, including those offered for sale through our DRP, as well as financing obtained concurrent with an acquisition or in the future. There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations. Our Business Manager and Inland Real Estate Acquisitions, Inc. evaluate potential acquisitions and engage in negotiations with sellers and lenders on our behalf. Pending investment in real estate assets, we may decide to invest proceeds from the Offering in certain investments that could yield lower returns than those earned on real estate assets.

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

From our formation through March 31, 2015, our liquidity needs have primarily been to purchase 42 retail properties, to pay operating, organization and offering costs and to pay distributions. During the three months ended March 31, 2015, we funded the purchase of 11 retail properties with mortgage debt of approximately $40.3 million and proceeds from the Offering of $177.2 million.

As of March 31, 2015, we had total debt outstanding of approximately $232.5 million, excluding mortgage premiums, net of accumulated amortization, which bore interest at a weighted average interest rate of 3.50% per annum, of which approximately $3.0 million is due in 2016, $6.5 million is due in 2017, $15.3 million is due in 2018, $142.6 million is due in 2019 and the remaining amount of approximately $65.1 million is due after 2019. As of March 31, 2015 and December 31, 2014, our borrowings were 35% and 42%, respectively, of the purchase price of our properties.

As of March 31, 2015, our Sponsor had advanced approximately $1.63 million to us for the payment of organization and offering costs, all of which was repaid subsequent to March 31, 2015.

Cash Flow Analysis

	For the three months ended March 31,
	2015	2014
Net cash flows provided by operating activities	$6,470,356	$421,102
Net cash flows used in investing activities	$(176,512,755)	$(34,281,361)
Net cash flows provided by financing activities	$156,175,790	$40,754,696

Cash provided by operating activities was $6,470,356 and $421,102 for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, funds generated from rental and tenant recovery income were offset primarily by property operating, interest, acquisition and general and administrative expenses. The increase from 2014 to 2015 is due to the growth of our real estate portfolio.

Cash used in investing activities was $176,512,755 and $34,281,361 for the three months ended March 31, 2015 and 2014, respectively. During the first three months of 2015, we paid $175,583,766 for 11 shopping centers, funded $249,049 in capital expenditures, funded $206,975 in deposits, paid $36,470 in leasing fees and funded $436,495 to required lender escrows. During the three months ended March 31, 2014, we paid $34,278,132 for two shopping centers and funded $3,229 to a required lender held replacement escrow.

Cash provided by financing activities was $156,175,790 and $40,754,696 for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, we generated proceeds from the sale of shares, net of offering costs paid, of $154,286,836, proceeds from the DRP of $3,342,310, paid distributions of $9,750,054 and funded share repurchases of $130,126. We also generated $7,540,573 in loan proceeds, paid $658,499 in loan costs, funded principal payments on debt of $44,878 and received a contribution of capital from our Sponsor of $3,283,093. During the three months ended March 31, 2014, we generated proceeds from the sale of shares, net of offering costs paid, of $35,880,287, proceeds from the DRP of $534,218, and paid distributions of $1,077,319. We also generated $5,525,000 in loan proceeds and paid $105,521 in loan costs.

A summary of the distributions declared, distributions paid and cash flows provided by operations for the three months ended March 31, 2015 and 2014 follows:

Distributions Paid
Three Months Ended March 31,	Distribu- tions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total (2)	Cash Flows From Operations	Net Offering Proceeds (3) (4)

2015	$10,552,507	$0.21	$6,407,744	$3,342,310	$9,750,054	$6,470,356	$154,286,836
2014	$1,287,661	$0.15	$543,101	$534,218	$1,077,319	$421,102	$35,880,287

(1)	Assumes a share was issued and outstanding each day during the period.
(2)	On February 18, 2015, our Sponsor contributed $3,283,093 to our capital. For U.S. GAAP purposes, these monies have been treated as a contribution of capital from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for this contribution. This contribution is treated as taxable income to us.
(3)	A portion of distributions paid for the three months ended March 31, 2015 and 2014, were paid from the net proceeds of our “best efforts” offering.
(4)	The Offering commenced on October 18, 2012.

Results of operations

The following discussions are based on our consolidated financial statements for the three months ended March 31, 2015 and 2014.

These sections describe and compare our results of operations for the three months ended March 31, 2015 and 2014. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended March 31, 2015 and 2014

A total of 14 of our 42 investment properties were acquired on or before January 1, 2014 and represent our “same store” properties during the three months ended March 31, 2015 and 2014. “Non-same store,” as reflected in the table below, includes properties acquired after January 1, 2014. For the three months ended March 31, 2015, 28 properties were included in non-same store and for the three months ended March 31, 2014, two properties were included in non-same store. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line rental income, amortization of lease intangibles, interest, and depreciation and amortization for the three months ended March 31, 2015 and 2014, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Three months ended March 31,
	2015	2014
Rental and tenant recovery income:
“Same store” investment properties, 14 properties
Rental income	$1,187,070	$1,128,380
Tenant recovery income	240,355	255,638
Other property income	—	—
“Non-same store” investment properties
Rental income	7,821,619	233,529
Tenant recovery income	2,000,536	68,770
Other property income	39,863	—
Total property income	$11,289,443	$1,686,317

Property operating expenses:
“Same store” investment properties
Property operating expenses	$182,083	$174,360
Real estate tax expense	141,701	135,964
“Non-same store” investment properties
Property operating expenses	1,617,788	49,565
Real estate tax expense	1,053,824	39,245
Total property operating expenses	$2,995,396	$399,134

Property net operating income
“Same store” investment properties	$1,103,641	$1,073,694
“Non-same store” investment properties	7,190,406	213,489
Total property net operating income	$8,294,047	$1,287,183

Other income:
Straight-line rental income	$195,081	$45,526
Amortization of lease intangibles, net	187,262	2,265
Interest and other income	61,972	13,636
Equity in earnings (loss) of unconsolidated entity	(19,630)	331

Other expense:
General and administrative expenses	734,575	458,608
Acquisition related expenses	1,236,846	678,204
Depreciation and amortization	5,051,840	687,163
(Recovery of) business management fee	856,769	(226,280)
Interest expense	1,461,317	315,405
Net loss	$(622,615)	$(564,159)

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended March 31, 2015, with the results of the same investment properties owned during the three months ended March 31, 2014, property net operating income increased $29,947, total property income increased $43,407 and total property operating expenses including real estate tax expense increased $13,460 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

The increase in “same store” total property income is primarily due to a scheduled rent increase for one tenant at Newington Fair and an earnout closing mid-2014. The increase in total property expenses is primarily due to an increase in real estate tax expense at Wedgewood Commons during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

“Non-same store” total property net operating income increased $6,976,917 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase is a result of acquiring 28 retail properties after January 1, 2014. On a “non-same store” basis, total property income increased $9,559,719 and total property operating expenses increased $2,582,802 during the three months ended March 31, 2015 as a result of these acquisitions.

Other income. Other income increased $362,927 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This increase is due to the acquisition of investment properties throughout 2014 and first quarter 2015, which increased straight-line rental income by $149,555 and amortization of lease intangibles, net by $184,997. The increase is also due to an increase in interest income of $48,336 as a result of increased cash available to invest due to an increase in offering proceeds partially offset by a decrease of $19,961 in equity in earnings (loss) of unconsolidated entity.

Other expense. Other expense increased $7,428,247 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase is primarily due to an increase in acquisition related expenses, depreciation and amortization, business management fees and interest expense.

Acquisition related expenses increased $558,642 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. These expenses include acquisition, dead deal and transaction related costs and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates. The increase for the three months ended March 31, 2015 is due to an increase in acquisition activity during 2015.

Depreciation and amortization increased $4,364,677 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This increase is due to the acquisition of 28 retail properties after January 1, 2014.

Business management fees increased $1,083,049 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. For the three months ended March 31, 2014, the Business Manager was entitled to a business management fee in the amount equal to $139,517, which was permanently waived. During the three months ended March 31, 2014, the Business Manager also permanently waived business management fees of $226,280 incurred for the year ended December 31, 2013.

Interest expense increased $1,145,912 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase is due to the financing of 18 properties after January 1, 2014.

Select Property Information

		As of March 31, 2015
Property	Location	Square Footage	Physical Occupancy	Economic Occupancy
Dollar General (12 properties)	Various	111,890	100.0%	100.0%
Newington Fair	Newington, CT	186,205	100.0%	100.0%
Wedgewood Commons	Olive Branch, MS	159,258	100.0%	100.0%
Park Avenue	Little Rock, AR	69,381	68.9%	97.1%
North Hills Square	Coral Springs, FL	63,829	98.1%	98.1%
Mansfield Shopping Center	Mansfield, TX	148,529	96.7%	96.7%
Lakeside Crossing	Lynchburg, VA	67,034	100.0%	100.0%
MidTowne Shopping Center	Little Rock, AR	126,288	94.4%	94.4%
Dogwood Festival	Flowood, MS	187,610	96.9%	96.9%
Pick N Save Center	West Bend, WI	86,800	92.9%	100.0%
Harris Plaza	Layton, UT	123,890	95.7%	95.7%
Dixie Valley	Louisville, KY	119,981	78.3%	90.3%
The Landings at Ocean Isle	Ocean Isle, NC	53,220	86.9%	89.3%
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,606	98.6%	98.6%
Harvest Square	Harvest, AL	70,590	93.2%	93.2%
Heritage Square	Conyers, GA	22,385	88.8%	88.8%
The Shoppes at Branson Hills	Branson, MO	256,017	97.9%	97.9%
Branson Hills Plaza	Branson, MO	210,201	100.0%	100.0%
Copps Grocery Store	Stevens Point, WI	69,911	100.0%	100.0%
Fox Point Plaza	Neenah, WI	171,121	98.1%	98.1%
Shoppes at Lake Park	West Valley City, UT	52,997	100.0%	100.0%
Plaza at Prairie Ridge	Pleasant Prairie , WI	9,035	100.0%	100.0%
Green Tree Center	Katy, TX	147,658	78.9%	78.9%
Eastside Junction	Athens, AL	79,700	91.0%	91.0%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.7%	98.7%
Prattville Town Center	Prattville, AL	168,842	98.9%	98.9%
Regal Court	Shreveport, LA	363,174	91.0%	91.0%
Shops at Hawk Ridge	St. Louis, MO	75,951	100.0%	100.0%
Walgreens Plaza	Jacksonville, NC	42,219	95.6%	95.6%
Whispering Ridge	Omaha, NE	69,676	100.0%	100.0%
Frisco Marketplace	Frisco, TX	107,543	94.7%	94.7%
Portfolio Total		3,808,668	95.1%	96.2%

The following table sets forth information regarding our top five tenants based on annualized base rent for leases in-place as of March 31, 2015.

Tenant Name	Number of Leases	Annualized Base Rent ($)	Percent of Total Portfolio Annualized Base Rent	Square Footage	Percent of Total Portfolio Square Footage
Pick n Save / Roundy’s / Copps	3	2,959,030	6.3%	200,737	5.3%
TJ Maxx / Marshalls / HomeGoods	9	2,102,189	4.5%	231,222	6.1%
Petsmart	7	1,905,155	4.1%	132,028	3.5%
Dicks Sporting Goods	3	1,740,006	3.7%	135,120	3.5%
Sports Authority	3	1,635,440	3.5%	124,568	3.3%

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 30, 2015, under the heading “Critical Accounting Policies.”

Share Repurchase Program

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

Non-GAAP Financial Measures

Accounting for real estate assets in accordance with U.S. GAAP assumes the value of real estate assets is reduced over time. Because real estate values may rise and fall with market conditions, operating results from real estate companies that use U.S. GAAP accounting may not present a complete view of their performance. We use Funds from Operations, or FFO, a widely accepted metric to evaluate our performance. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities in which the REIT holds an interest. In addition, NAREIT has further clarified the FFO definition to add-back impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate. We have adopted the NAREIT definition for computing FFO.

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

For the three months ended March 31, 2015 and 2014, we paid distributions of $9,750,054 and $1,077,319, respectively, and declared distributions of $10,552,507 and $1,287,661, respectively. For the three months ended March 31, 2015 and 2014, our FFO was $4,429,225 and $123,004 respectively, our MFFO was $5,213,824 and $792,630, respectively, and our cash flow from operations was $6,470,356 and $421,102, respectively. During the three months ended March 31, 2015, our Sponsor contributed $3,283,093 to us. For U.S. GAAP purposes, these monies have been treated as a contribution to capital from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for this contribution.

Our FFO and MFFO for the three months ended March 31, 2015 and 2014 is calculated as follows:

		Three months ended March 31,
		2015	2014
	Net loss	$(622,615)	$(564,159)
Add:	Depreciation and amortization related to investment properties	5,051,840	687,163
	Funds from operations (FFO)	$4,429,225	$123,004

Add:	Acquisition related costs	1,236,846	678,204
	Amount of (income) loss recognized in income on derivative (ineffective portion)	(69,904)	39,213
Less:	Amortization of acquired market lease intangibles, net	(187,262)	(2,265)
	Straight-line rental income	(195,081)	(45,526)
	Modified funds from operations (MFFO)	$5,213,824	$792,630

Selected Financial Data

The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations. This selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

	March 31, 2015	December 31, 2014
Balance Sheet Data:
Total Assets	$784,177,989	$571,486,463
Mortgages and notes payable (a)	$237,218,017	$186,033,574

	For the three months ended March 31,
	2015	2014
Operating Data:
Total income	$11,671,786	$1,734,108
Net loss	$(622,615)	$(564,159)
Net loss per common share, basic and diluted (b)	$(0.01)	$(0.06)
Common Stock Distributions:
Distributions paid to common stockholders	$9,750,054	$1,077,319
Distributions declared to common stockholders	$10,552,507	$1,287,661
Distributions per weighted average common share (b)	$0.21	$0.15
Cash Flow Data:
Cash flows provided by operating activities	$6,470,356	$421,102
Cash flows used in investing activities	$(176,512,755)	$(34,281,361)
Cash flows provided by financing activities	$156,175,790	$40,754,696
Other Information:
Weighted average number of common shares outstanding, basic and diluted	49,092,127	8,703,608

(a)	Mortgages and notes payable as of March 31, 2015 and December 31, 2014 includes mortgage premiums, net of amortization of $4,682,393 and $1,296,646, respectively.
(b)	The net loss per common share, basic and diluted is based upon the weighted average number of common shares outstanding for the period ended. The distributions per common share are based upon the weighted average number of common shares outstanding for the period ended.
47

Subsequent Events

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on April 1, 2015 through the close of business on June 30, 2015. Distributions were declared in a daily amount equal to $0.001643836 per share, based upon a 365-day period, which equates to $0.60 or a 6% annualized rate based on a purchase price of $10.00 per share. Distributions were paid monthly in arrears, as follows:

•	In April 2015, total distributions declared for the month of March 2015 were paid in the amount equal to $2,827,858, including $1,470,267 which was reinvested through our DRP, resulting in the issuance of an additional 154,765 shares of common stock.

•	In May 2015, total distributions declared for the month of April 2015 were paid in the amount equal to $3,069,731, including $1,606,553 which was reinvested through our DRP, resulting in the issuance of an additional 169,111 shares of common stock.

We purchased the following properties from unaffiliated third parties subsequent to March 31, 2015.

Date Acquired	Property Name	Location	Square Footage	Purchase Price	Debt
4/1/15	Frisco Marketplace – Dickey’s BBQ	Frisco ,TX	4,180	$2,080,000	$–
4/8/15	White City	Shrewsbury, MA	257,080	$96,750,000	$49,400,000
4/21/15	Treasure Valley	Nampa, ID	112,259	$15,200,000	$–
4/28/15	Yorkville Marketplace	Yorkville, IL	111,591	$24,500,000	$–

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including those caused by changes in interest rates and commodity prices. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instruments to manage and reduce the impact of changes in interest rates. We may also enter into financial instruments to manage and reduce the impact of changes in commodity prices. The counterparties are expected to be major financial institutions.

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets and fund capital expenditures. We currently have exposure to financial market risks as approximately 36% of our long-term debt has a variable rate of interest as of March 31, 2015. As of March 31, 2015, we had outstanding debt, which is subject to fixed interest rates and variable rates, of $232,535,624 bearing interest rates in the range of 1.92% to 5.95% per annum. At March 31, 2015, our mortgage loans outstanding had a weighted average interest rate of 3.50%, which includes the effect of interest rate swaps.

If interest rates on all debt which bears interest at variable rates as of March 31, 2015 permanently increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by approximately $841,000 annually. If interest rates on all debt which bears interest at variable rates as of March 31, 2015 permanently decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of March 31, 2015:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value at March 31, 2015
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	1 month LIBOR	$5,525,000	$(217,987)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	1 month LIBOR	14,200,000	(469,187)
May 23, 2014	May 1, 2015	May 8, 2019	2.00%	1 month LIBOR	8,483,751	(248,731)
June 6, 2014	June 1, 2015	May 22, 2019	2.15%	1 month LIBOR	11,683,793	(392,616)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	1 month LIBOR	20,725,000	(627,308)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	1 month LIBOR	24,351,750	(601,862)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	1 month LIBOR	9,561,280	(273,224)
December 16, 2014	December 16, 2014	June 22, 2016	1.97%	1 month LIBOR	13,358,984	(253,870)
December 16, 2014	December 16, 2014	October 21, 2016	1.50%	1 month LIBOR	10,836,530	(162,410)
December 16, 2014	December 16, 2014	May 9, 2017	1.13%	1 month LIBOR	10,150,000	(88,529)
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	1 month LIBOR	6,114,135	(163,342)
				Total	$134,990,223	$(3,499,066)

Item 4.  Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended March 31, 2015.

We have incurred a net loss on a U.S. GAAP basis for the three months ended March 31, 2015 of $622,615. Our losses can be attributed, in part, to acquisition related expenses and depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We were formed in August 2011 and, as of March 31, 2015, had acquired 42 retail properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank account. At March 31, 2015, we had cash and cash equivalents exceeding these federally insured levels. If the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of March 31, 2015, we had $84.1 million or 36% of our total debt that bore interest at variable rates with a weighted average interest rate of 2.03%.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our Offering, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment, and is dilutive to our stockholders.

We have not yet generated positive cash flow from operations to cover distribution payments and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, during the pendency of our Offering, we have and will likely continue to pay distributions from the net proceeds of our Offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering, to pay distributions. There is no assurance we will generate sufficient cash flow from operations to cover distributions. We began declaring distributions to stockholders of record during December 2012. Approximately thirty-seven percent ($8.0 million) of the distributions paid to stockholders through March 31, 2015, have been paid from the net proceeds of our Offering, which reduces the proceeds available for other purposes. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of our Offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in our Offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2012, our Registration Statement on Form S-11 (File No. 333-176775), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act. The Offering and the DRP commenced on October 18, 2012 and are ongoing.

Pursuant to the Offering, we are offering 150,000,000 shares at a price of $10.00 per share on a “best efforts” basis. We also are offering up to 30,000,000 shares at a purchase price of $9.50 per share to stockholders who elect to participate in our DRP. The maximum aggregate price of the amount registered is $1,785,000,000. We reserve the right to reallocate the shares offered between the Offering and the DRP. The dealer manager of the Offering is Inland Securities Corporation, a wholly owned subsidiary of our Sponsor.

From the effective date of the Offering through March 31, 2015, we had sold the following securities in the Offering and the DRP for the following aggregate offering prices:

•	58,626,798 shares, equal to $583,255,432 in aggregate gross offering proceeds, in the Offering; and

•	970,353 shares, equal to $9,218,354 in aggregate gross offering proceeds, pursuant to the DRP.

From the effective date of the Offering through March 31, 2015, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$55,700,240
Offering costs paid to non-related parties	3,244,072
Total offering costs paid	$58,944,312

(1)	“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through March 31, 2015, the net offering proceeds to us from the Offering and the DRP after deducting the total expenses incurred described above, were approximately $533.5 million. As of March 31, 2015, we had used approximately $407.7 million of these net proceeds to purchase interests in real estate and pay related costs, of which $5.0 million was paid to related parties, approximately $25.2 million for repayment of indebtedness used to purchase interests in real estate, approximately $2.8 million to pay loan origination costs, approximately $21.3 million to pay distributions, $100,000 to fund our investment in the insurance captive, and approximately $1.1 million to fund our operations. The remaining net proceeds were held as cash at March 31, 2015.

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

The table below outlines the shares we repurchased pursuant to our SRP during the quarter ended March 31, 2015.

Period	Total Requests for Shares Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 2015	1,100	1,100	$10.00	1,100	2,098,746
February 2015	4,500	4,500	$9.33	4,500	2,094,246
March 2015	7,900	7,900	$9.76	7,900	2,086,346
Total	13,500	13,500	$9.64	13,500

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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ JoAnn M. McGuinness
By:	JoAnn M. McGuinness
President and principal executive officer
Date:	May 14, 2015

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer (co-principal financial officer)
Date:	May 14, 2015

/s/ David Z. Lichterman
By:	David Z. Lichterman
Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)
Date:	May 14, 2015

Exhibit Index

Exhibit No.	Description
10.1	Purchase and Sale Agreement, dated September 16, 2014, by and among Inland Real Estate Income Trust, Inc. and the subsidiaries of Kite Realty Group Trust party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 19, 2014 (file number 000-55146))

10.2	Assignment and Assumption of Leases and Security Deposits (Prattville Town Center), dated as of March 16, 2015, by and between KRG PRATTVILLE LEGENDS, LLC and IREIT PRATTVILLE LEGENDS, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.3	Consent and Assumption Agreement with Release (Prattville Town Center), dated as of March 16, 2015, by and among KRG PRATTVILLE LEGENDS, LLC, KITE REALTY GROUP, L.P., KITE REALTY GROUP TRUST, IREIT PRATTVILLE LEGENDS, L.L.C., INLAND REAL ESTATE INCOME TRUST, INC. and WELLS FARGO BANK, NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF J.P. MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES TRUST 2011-C5, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2011-C5 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.4	Joinder Agreement (Prattville Town Center), dated as of March 16, 2015, by INLAND REAL ESTATE INCOME TRUST, INC. in favor of WELLS FARGO BANK, NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF J.P. MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES TRUST 2011-C5, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2011-C5 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.5	Environmental Indemnity Agreement (Prattville Town Center), dated as of March 16, 2015, by IREIT PRATTVILLE LEGENDS, L.L.C. and INLAND REAL ESTATE INCOME TRUST, INC. in favor of WELLS FARGO BANK, NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF J.P. MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES TRUST 2011-C5, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2011-C5 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.6	Guaranty Agreement (Prattville Town Center) executed as of March 16, 2015, by INLAND REAL ESTATE INCOME TRUST, INC. for the benefit of WELLS FARGO BANK, NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF J.P. MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES TRUST 2011-C5, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2011-C5 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))
57

10.7	Assignment and Assumption of Leases and Security Deposits (Walgreens Plaza), dated as of March 16, 2015, by and between KRG JACKSONVILLE RICHLANDS, LLC and IREIT JACKSONVILLE RICHLANDS, L.L.C. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.8	Consent and Assumption Agreement with Release (Walgreens Plaza), dated as of March 16, 2015, by and between KRG JACKSONVILLE RICHLANDS, LLC, KITE REALTY GROUP, L.P., KITE REALTY GROUP TRUST, IREIT JACKSONVILLE RICHLANDS, L.L.C., INLAND REAL ESTATE INCOME TRUST, INC., and WELLS FARGO BANK, NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF J.P. MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES TRUST 2011-C5, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2011-C5 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.9	Guaranty Agreement (Walgreens Plaza) executed as of March 16, 2015, by INLAND REAL ESTATE INCOME TRUST, INC. for the benefit of WELLS FARGO BANK, NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF J.P. MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES TRUST 2011-C5, COMMERCIAL MORTGAGE PASSTHROUGH CERTIFICATES, SERIES 2011-C5 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.10	Environmental Indemnity Agreement (Walgreens Plaza), dated as of March 16, 2015, by IREIT JACKSONVILLE RICHLANDS, L.L.C., INLAND REAL ESTATE INCOME TRUST, INC., and WELLS FARGO BANK, NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF J.P. MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES TRUST 2011-C5, COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2011-C5 (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.11	Assignment and Assumption of Leases and Security Deposits (Fairgrounds Crossing), dated as of March 16, 2015, by and between KRG HOT SPRINGS FAIRGROUNDS, LLC and IREIT HOT SPRINGS FAIRGROUNDS, L.L.C. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.12	Assumption Agreement (Fairgrounds Crossing), dated as of March 16, 2015, by and between KRG HOT SPRINGS FAIRGROUNDS, LLC and IREIT HOT SPRINGS FAIRGROUNDS, L.L.C., KITE REALTY GROUP, L.P., INLAND REAL ESTATE INCOME TRUST, INC., and WELLS FARGO BANK, NATIONAL ASSOCIATION, AS TRUSTEE FOR THE REGISTERED HOLDERS OF GS MORTGAGE SECURITIES CORPORATION II, COMMERCIAL MORTGAGE PASSTHROUGH CERTIFICATES, SERIES 2012-GC6 (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.13	Assignment and Assumption of Leases and Security Deposits (Hawk Ridge), dated as of March 16, 2015, by and between KRG LAKE ST. LOUIS HAWK RIDGE, LLC and IREIT LAKE ST. LOUIS HAWK RIDGE, L.L.C. (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.14	Assignment and Assumption of Leases and Security Deposits (Whispering Ridge), dated as of March 16, 2015, by and between KRG OMAHA WHISPERING RIDGE, LLC, and RE INCOME OMAHA WHISPERING RIDGE, L.L.C. (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.15	Assignment and Assumption of Leases and Security Deposits (Regal Court), dated as of March 16, 2015, by and between KRG SHREVEPORT REGAL COURT, LLC, and IREIT SHREVEPORT REGAL COURT, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.16	Assignment and Assumption of Leases and Security Deposits (Eastside Junction), dated as of March 16, 2015, by and between KRG ATHENS EASTSIDE, LLC, and IREIT ATHENS EASTSIDE, L.L.C. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.17	Guaranty of Recourse Obligations of Borrower (Eastside Junction), executed as of March 16, 2015, by INLAND REAL ESTATE INCOME TRUST, INC., in favor of PNC BANK, NATIONAL ASSOCIATION (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.18	Environmental Indemnity Agreement (Eastside Junction), dated as of March 16, 2015, by IREIT ATHENS EASTSIDE, L.L.C., INLAND REAL ESTATE INCOME TRUST, INC., in favor of PNC BANK, NATIONAL ASSOCIATION (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.19	Consent and Assumption Agreement with Limited Release (Eastside Junction), dated as of March 16, 2015, by and among KRG ATHENS EASTSIDE, LLC, KITE REALTY GROUP, L.P., IREIT ATHENS EASTSIDE, L.L.C., INLAND REAL ESTATE INCOME TRUST, INC. and PNC BANK, NATIONAL ASSOCIATION (incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))
59

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the Securities and Exchange Commission on May 14, 2015, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Other Comprehensive Loss; (iii) Consolidated Statements of Stockholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

------

*	Filed as part of this Quarterly Report on Form 10-Q.

