Form 10-Q
period 2015-06-30
Inland Real Estate Income Trust, Inc.
filed 2015-08-13
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER: 000-55146

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☑

As of August 7, 2015, there were 75,191,288 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

TABLE OF CONTENTS

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS
Assets:
Investment properties:
Land	$167,334,983	$83,250,255
Building and other improvements	596,243,805	331,213,150
Total	763,578,788	414,463,405
Less accumulated depreciation	(14,698,647)	(6,236,688)
Net investment properties	748,880,141	408,226,717
Cash and cash equivalents	79,241,610	105,871,288
Investment in unconsolidated entity	12,959	117,805
Accounts and rents receivable (net of allowance of $246,384 and $9,310, respectively)	3,683,004	1,977,245
Acquired lease intangibles, net	99,690,320	51,691,241
Deferred costs, net	2,602,556	1,694,151
Other assets	4,073,499	1,908,016
Total assets	$938,184,089	$571,486,463

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$286,317,579	$186,033,574
Accounts payable and accrued expenses	6,992,436	2,734,288
Distributions payable	3,438,657	2,025,405
Acquired below market lease intangibles, net	34,273,947	18,675,646
Deferred investment property acquisition obligations	1,998,183	3,645,873
Due to related parties	4,618,814	2,693,652
Other liabilities	7,892,745	4,218,671
Total liabilities	345,532,361	220,027,109

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 71,341,200 and 41,996,913 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	71,341	41,997
Additional paid in capital (net of offering costs of $73,016,861 and $43,565,576 as of June 30, 2015 and December 31, 2014, respectively)	640,680,000	374,607,850
Accumulated distributions and net loss	(46,231,054)	(21,662,711)
Accumulated other comprehensive loss	(1,868,559)	(1,527,782)
Total stockholders’ equity	592,651,728	351,459,354
Total liabilities and stockholders’ equity	$938,184,089	$571,486,463

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income:
Rental income	$14,816,130	$2,809,217	$24,207,161	$4,218,917
Tenant recovery income	3,413,801	696,954	5,654,691	1,021,362
Other property income	52,028	4,154	91,891	4,154
Total income	18,281,959	3,510,325	29,953,743	5,244,433

Expenses:
Property operating expenses	2,658,859	451,679	4,458,729	675,604
Real estate tax expense	2,097,752	391,364	3,293,278	566,573
General and administrative expenses	1,020,742	359,418	1,755,317	818,026
Acquisition related costs	3,632,230	2,685,875	4,869,076	3,364,079
(Recovery of) business management fee	1,333,702	—	2,190,470	(226,280)
Depreciation and amortization	8,563,035	1,535,850	13,614,875	2,223,013
Total expenses	19,306,320	5,424,186	30,181,745	7,421,015

Operating loss	(1,024,361)	(1,913,861)	(228,002)	(2,176,582)

Interest expense	(2,432,977)	(446,278)	(3,894,294)	(761,683)
Interest and other income	42,593	4,681	104,565	18,317
Equity in earnings (loss) of unconsolidated entity	(85,216)	(7,792)	(104,846)	(7,461)

Net loss	$(3,499,961)	$(2,363,250)	$(4,122,577)	$(2,927,409)

Net loss per common share, basic and diluted	$(0.05)	$(0.18)	$(0.07)	$(0.26)

Weighted average number of common shares outstanding basic and diluted	66,130,000	13,377,773	57,658,129	11,053,602

Comprehensive loss:
Net loss	(3,499,961)	(2,363,250)	(4,122,577)	(2,927,409)
Unrealized income (loss) on derivatives	517,640	(771,965)	(1,249,069)	(771,965)
Reclassification adjustment for amounts recognized in net loss	621,213	—	908,292	—
Comprehensive loss	$(2,361,108)	$(3,135,215)	$(4,463,354)	$(3,699,374)

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENT OF EQUITY

Six months ended June 30, 2015

(unaudited)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2015	41,996,913	$41,997	$374,607,850	$(21,662,711)	$(1,527,782)	$351,459,354

Distributions declared	—	—	—	(20,445,766)	—	(20,445,766)
Proceeds from offering	28,651,866	28,652	285,704,227	—	—	285,732,879
Offering costs	—	—	(29,451,285)	—	—	(29,451,285)
Proceeds from distribution reinvestment plan	864,348	864	8,210,436	—	—	8,211,300
Shares repurchased	(171,927)	(172)	(1,698,488)	—	—	(1,698,660)
Discount on shares to related parties	—	—	24,167	—	—	24,167
Unrealized loss on derivatives	—	—	—	—	(1,249,069)	(1,249,069)
Reclassification adjustment for amounts included in net loss	—	—	—	—	908,292	908,292
Sponsor contribution	—	—	3,283,093	—	—	3,283,093
Net loss	—	—	—	(4,122,577)	—	(4,122,577)

Balance at June 30, 2015	71,341,200	$71,341	$640,680,000	$(46,231,054)	$(1,868,559)	$592,651,728

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,122,577)	$(2,927,409)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,614,875	2,223,013
Amortization of loan fees and mortgage premiums, net	(76,044)	62,815
Amortization of acquired above and below market leases, net	(407,748)	14,018
Straight-line rental income	(609,563)	(92,633)
Discount on shares issued to related parties	24,167	40,800
Equity in (earnings) loss of unconsolidated entity	104,846	7,461
Other non-cash adjustments	(183,622)	62,373
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,737,487	375,687
Accounts and rents receivable	(1,096,197)	(514,031)
Due to related parties	3,585,761	2,423,527
Other liabilities	1,608,096	559,979
Other assets	211,738	(13,991)
Net cash flows provided by operating activities	14,391,219	2,221,609

Cash flows from investing activities:
Purchase of investment properties	(339,921,099)	(169,809,390)
Capital expenditures	(532,274)	(15,235)
Payment of leasing fees	(36,470)	—
Other assets and restricted escrows	(852)	(147,904)
Net cash flows used in investing activities	(340,490,695)	(169,972,529)

Cash flows from financing activities:
Proceeds from offering	285,732,879	90,936,430
Proceeds from the distribution reinvestment plan	8,211,300	1,428,012
Share repurchases	(1,698,660)	(37,000)
Payment of offering costs	(29,506,710)	(9,247,078)
Distributions paid	(19,032,514)	(2,849,972)
Sponsor contributions	3,283,093	500,000
Due to related parties	(1,630,000)	—
Deferred investment property acquisition obligation payments	(1,693,465)	(734,122)
Proceeds from mortgages and notes payable	56,940,573	84,969,294
Payment of mortgages and notes payable	(78,742)	—
Payment of loan costs	(1,057,956)	(876,528)
Net cash flows provided by financing activities	299,469,798	164,089,036

Net decrease in cash and cash equivalents	(26,629,678)	(3,661,884)
Cash and cash equivalents at beginning of the period	105,871,288	26,634,384
Cash and cash equivalents, at end of period	$79,241,610	$22,972,500

See accompanying notes to consolidated financial statements.

Inland REAL ESTATE Income Trust, Inc.

(a Maryland Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Six months ended June 30,
	2015	2014

Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property,
the Company acquired assets and assumed liabilities as follows:
Land	$84,084,728	$30,420,000
Building and improvements	264,711,542	130,422,518
Acquired in place lease intangibles	42,149,848	13,789,551
Acquired above market lease intangibles	11,727,610	3,148,100
Acquired below market lease intangibles	(16,787,471)	(4,046,725)
Other receivables	791,943	—
Assumption of mortgage debt at acquisition	(40,303,000)	—
Non-cash mortgage premium	(3,430,211)	—
Deferred investment property acquisition obligations	—	(4,109,508)
Assumed liabilities, net	(3,023,890)	185,454
Purchase of investment properties	$339,921,099	$169,809,390

Cash paid for interest	$4,178,804	$625,235

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$3,438,657	$743,603

Accrued capital expenditures	$82,105	$—

Accrued offering costs payable	$532,786	$385,185

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

(1)    Organization

Inland Real Estate Income Trust, Inc. was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. To date, the Company has focused on acquiring retail properties. The Company entered into a Business Management Agreement with IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an affiliate of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company. The Company is authorized to sell up to 150,000,000 shares of common stock at $10 each in an initial public “best efforts” offering (the “Offering”) which commenced on October 18, 2012 and to issue 30,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”).

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

At June 30, 2015, the Company owned 46 retail properties totaling 4,547,980 square feet. The properties are located in 19 states. At June 30, 2015, the portfolio had a weighted average physical occupancy of 95.4% and economic occupancy of 96.9%. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, certain properties have an earnout component to the purchase price, meaning the Company did not pay a portion of the purchase price at closing related to certain vacant spaces, although it may own the entire property. The Company is not obligated to settle this contingent purchase price obligation unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the applicable acquisition agreement.

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

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below market lease values, the amortization period includes any renewal periods with fixed rate renewals. Amortization pertaining to the above market lease value of $521,842 and $87,711 for the three months ended June 30, 2015 and 2014, respectively, and $781,422 and $108,747 for the six months ended June 30, 2015 and 2014, respectively, was recorded as a reduction to rental income. Amortization pertaining to the below market lease value of $742,328 and $71,429 for the three months ended June 30, 2015 and 2014, respectively, and $1,189,170 and $94,729 for the six months ended June 30, 2015 and 2014 respectively was recorded as an increase to rental income.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $3,225,991 and $431,422 for the three months ended June 30, 2015 and 2014, respectively, and $5,096,958 and $595,228 for the six months ended June 30, 2015 and 2014, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the weighted-average remaining lease term. As of June 30, 2015, no amount has been allocated to customer relationship value.

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Intangible assets:
Acquired in-place lease value	$90,997,933	$48,848,084
Acquired above market lease value	17,302,468	5,574,858
Accumulated amortization	(8,610,081)	(2,731,701)
Acquired lease intangibles, net	$99,690,320	$51,691,241

Intangible liabilities:
Acquired below market lease value	$35,957,952	$19,170,481
Accumulated amortization	(1,684,005)	(494,835)
Acquired below market lease intangibles, net	$34,273,947	$18,675,646

As of June 30, 2015, the weighted average amortization periods for acquired in-place lease, above market lease intangibles and below market lease intangibles are 9, 11 and 17 years, respectively.

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2015 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases

2015 (remainder of year)	$6,475,622	$1,168,682	$(1,430,402)
2016	12,772,151	2,298,216	(2,790,667)
2017	12,191,622	2,111,739	(2,645,560)
2018	11,292,788	1,738,589	(2,493,947)
2019	9,986,562	1,358,562	(2,376,280)
Thereafter	30,861,439	7,434,348	(22,537,091)
Total	$83,580,184	$16,110,136	$(34,273,947)

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

During the six months ended June 30, 2015 and 2014, the Company incurred no impairment charges.

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

Depreciation expense was $5,315,708 and $1,054,454 for the three months ended June 30, 2015 and 2014, respectively, and $8,463,134 and $1,553,568 for the six months ended June 30, 2015 and 2014, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018 with early application permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(3)    Acquisitions

2015 Acquisitions

Date Acquired		Property Name	Location	Property Type	Square Footage	Purchase Price
1st Quarter
1/29/15		Shoppes at Lake Park	West Valley City, UT	Multi-Tenant Retail	52,997	$11,559,841
2/19/15		Plaza at Prairie Ridge	Pleasant Prairie, WI	Multi-Tenant Retail	9,035	3,400,000
3/13/15		Green Tree Center	Katy, TX	Multi-Tenant Retail	147,658	26,244,094
3/16/15		Eastside Junction	Athens, AL	Multi-Tenant Retail	79,700	12,277,570
3/16/15		Fairgrounds Crossing	Hot Springs, AR	Multi-Tenant Retail	155,127	29,196,970
3/16/15		Prattville Town Center	Prattville, AL	Multi-Tenant Retail	168,842	33,328,788
3/16/15		Regal Court	Shreveport, LA	Multi-Tenant Retail	363,174	50,363,636
3/16/15		Shops at Hawk Ridge	St. Louis, MO	Multi-Tenant Retail	75,951	12,721,273
3/16/15		Walgreens Plaza	Jacksonville, NC	Multi-Tenant Retail	42,219	13,662,883
3/16/15		Whispering Ridge	Omaha, NE	Multi-Tenant Retail	69,676	15,802,934
3/31/15	(a)	Frisco Marketplace	Frisco, TX	Multi-Tenant Retail	112,024	11,040,000

2nd Quarter
4/08/15		White City	Shrewsbury, MA	Multi-Tenant Retail	257,080	96,750,000
4/21/15		Treasure Valley	Nampa, ID	Multi-Tenant Retail	112,259	15,200,000
4/28/15		Yorkville Marketplace	Yorkville, IL	Multi-Tenant Retail	111,591	24,500,000
5/27/15		Shoppes at Market Pointe	Papillion, NE	Multi-Tenant Retail	253,903	27,200,000
					2,011,236	$383,247,989

(a)	4,481 square feet of Frisco Marketplace was acquired on April 1, 2015 for $2,080,000.

During the six months ended June 30, 2015, the Company acquired, through its wholly owned subsidiaries, the 15 properties listed above and financed a portion of these acquisitions by borrowing or assuming $89,703,000 in mortgage debt.

The Company incurred $3,632,230 and $2,685,875 during the three months ended June 30, 2015 and 2014, respectively, and $4,869,076 and $3,364,079 during the six months ended June 30, 2015 and 2014, respectively, of acquisition, dead deal and transaction related costs, including changes to initial assumptions related to deferred investment property acquisition obligations that were recorded in acquisition related costs in the consolidated statements of operations and other comprehensive loss related to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates. For the six months ended June 30, 2015, the Business Manager permanently waived acquisition fees of $2,510,311.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

For properties acquired during the six months ended June 30, 2015, the Company recorded revenue of $8,699,840 and property net income of $1,723,830 which excludes expensed acquisition related costs.

The following table presents certain additional information regarding the Company’s acquisitions during the six months ended June 30, 2015. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Property Name	Land	Buildings and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Fair Value Adjustment Related to Mortgages and Notes Payable
Shoppes at Lake Park	$2,285,329	$8,527,124	$1,533,026	$(785,638)	$—
Plaza at Prairie Ridge	617,750	2,305,250	477,000	—	—
Green Tree Center	7,218,223	17,845,531	2,722,977	(1,542,637)	—
Eastside Junction	2,411,050	8,392,647	1,857,856	(115,673)	(268,310)
Fairgrounds Crossing	6,069,189	22,637,229	3,740,116	(2,221,606)	(1,027,958)
Prattville Town Center	5,336,025	27,647,623	3,870,875	(1,848,235)	(1,677,500)
Regal Court	5,873,044	41,180,744	5,117,369	(1,807,521)	—
Shops at Hawk Ridge	1,328,963	10,340,784	1,990,000	(938,474)	—
Walgreens Plaza	2,623,676	9,682,997	1,943,899	(131,246)	(456,443)
Whispering Ridge	4,120,870	10,417,915	1,464,614	(200,465)	—
Frisco Marketplace	6,618,086	3,315,132	1,235,382	(128,600)	—
White City	18,960,948	70,423,249	13,764,443	(6,398,640)	—
Treasure Valley	3,132,693	9,679,824	2,564,904	(177,421)	—
Yorkville Marketplace *	4,989,623	13,927,912	4,942,733	(152,211)	—
Shoppes at Market Pointe	12,499,259	8,387,581	6,652,264	(339,104)	—
	$84,084,728	$264,711,542	$53,877,458	$(16,787,471)	$(3,430,211)

*Purchase price included $791,943 for other assets.

The following condensed pro forma consolidated financial statements for the three and six months ended June 30, 2015 and 2014 include pro forma adjustments related to the acquisitions and financing during 2015 which were made for the acquisition of Shoppes at Lake Park, Plaza at Prairie Ridge, Green Tree Center, Eastside Junction, Fairgrounds Crossing, Prattville Town Center, Regal Court, Shops at Hawk Ridge, Walgreens Plaza, Whispering Ridge, Frisco Marketplace, White City, Treasure Valley, Yorkville Marketplace and Shoppes at Market Pointe which are presented assuming the acquisition occurred on January 1, 2014.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2015 acquisitions had been consummated as of January 1, 2014, nor does it purport to represent the results of operations for future periods.

	For the three months ended June 30, 2015
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$18,281,959	785,244	19,067,203
Net income (loss)	$(3,499,961)	3,603,571	103,610

Net loss per common share, basic and diluted	$(0.05)		—

Weighted average number of common shares outstanding, basic and diluted	66,130,000		71,341,200

	For the three months ended June 30, 2014
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$3,510,325	$8,138,057	11,648,382
Net income (loss)	$(2,363,250)	$2,816,155	452,905

Net loss per common share, basic and diluted	$(0.18)		0.01

Weighted average number of common shares outstanding, basic and diluted	13,377,773		71,341,200

The pro forma information for the three months ended June 30, 2015 and 2014 was adjusted to exclude $3,885,893 and $0, respectively, of acquisition related costs recorded during such periods.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

	For the six months ended June 30, 2015
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$29,953,743	4,379,062	34,332,805
Net income (loss)	$(4,122,577)	5,600,688	1,478,111

Net loss per common share, basic and diluted	$(0.07)		0.02

Weighted average number of common shares outstanding, basic and diluted	57,658,129		71,341,200

	For the six months ended June 30, 2014
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$5,244,433	16,276,113	21,520,546
Net income (loss)	$(2,927,409)	1,311,438	(1,615,971)

Net loss per common share, basic and diluted	$(0.26)		(0.02)

Weighted average number of common shares outstanding, basic and diluted	11,053,602		71,341,200

The pro forma information for the six months ended June 30, 2015 and 2014 was adjusted to exclude $4,320,872 and include $4,320,872, respectively, of acquisition related costs recorded during such periods.

 INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following condensed pro forma consolidated financial statements for the three and six months ended June 30, 2014 include pro forma adjustments related to the acquisitions and financings during 2014 which are presented assuming the acquisition occurred on January 1, 2013. The pro forma financial information below is not necessarily indicative of what the actual results of operations of the Company would have been assuming the 2014 acquisitions had been consummated as of January 1, 2013, nor does it purport to represent the results of operations for future periods.

	For the three months ended June 30, 2014
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$3,510,325	$7,013,384	10,523,709
Net income (loss)	$(2,363,250)	$3,429,976	1,066,726

Net loss per common share, basic and diluted	$(0.18)		0.01

Weighted average number of common shares outstanding, basic and diluted	13,377,773		71,341,200

	For the six months ended June 30, 2014
	Historical	Pro Forma Adjustments (unaudited)	As Adjusted (unaudited)
Total income	$5,244,433	$15,835,276	21,079,709
Net income (loss)	$(2,927,409)	$5,156,970	2,229,561

Net loss per common share, basic and diluted	$(0.26)		0.03

Weighted average number of common shares outstanding, basic and diluted	11,053,602		71,341,200

The pro forma information for the three and six months ended June 30, 2014 was adjusted to exclude $2,690,946 and $3,387,688, respectively, of acquisition related costs recorded during such periods.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(4)    Investment in Unconsolidated Entity

The Company is a member of a limited liability company formed as an insurance association captive (the “Insurance Captive”), which is wholly-owned by the Company, Inland Real Estate Corporation, InvenTrust Properties Corp. (formerly known as Inland American Real Estate Trust, Inc.) and Retail Properties of America, Inc., and serviced by an affiliate of the Business Manager, Inland Risk and Insurance Management Services, Inc. This entity is considered a variable interest entity as defined in U.S. GAAP and the Company is not considered to be the primary beneficiary; however, the Company can exercise significant influence. Therefore, this investment is accounted for utilizing the equity method of accounting. The Company’s risk of loss is limited to its investment and the Company is not required to fund additional capital to the entity. Effective June 30, 2014, Inland Diversified Real Estate Trust, Inc. withdrew from the Insurance Captive. Although still a member, effective December 1, 2014, Retail Properties of America, Inc. terminated its future participation in the Insurance Captive.

The Company entered into an agreement and paid $100,000 in exchange for a membership interest in the Insurance Captive. The Company’s share of net income from its investment is based on the ratio of each member’s premium contribution to the venture. The Company was allocated income (loss) of $(85,216) and $(7,792) for the three months ended June 30, 2015 and 2014, respectively, and $(104,846) and $(7,461) for the six months ended June 30, 2015 and 2014, respectively.

(5)    Operating Leases

Minimum lease payments to be received under operating leases, including ground leases, as of June 30, 2015 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments

2015 (remainder of year)	$28,698,556
2016	54,923,888
2017	50,609,426
2018	45,367,831
2019	37,206,885
Thereafter	193,733,902
Total	$410,540,488

The remaining lease terms range from less than 1 year to 22 years. Most of the revenue from the Company’s properties consists of rents received under long-term operating leases. Some leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid.

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

(6)     Mortgages and Notes Payable

As of June 30, 2015 and December 31, 2014, the Company had the following mortgages and notes payable outstanding:

Property Name	Stated Interest Rate Per Annum	Principal Balance at June 30, 2015	Principal Balance at December 31, 2014	Maturity Date	Notes
Dollar General Portfolio Phase I - five properties	4.313%	$3,340,450	$3,340,450	May 1, 2027	(a)

Dollar General Portfolio Phase II - seven properties	4.347%	4,140,000	4,140,000	October 1, 2027	(b)

Wedgewood Commons Shopping Center	1 month LIBOR + 1.90%	15,259,894	15,259,894	December 23, 2018	(c)

North Hills Square	1 month LIBOR + 1.80%	5,525,000	5,525,000	March 28, 2019	(c)

Mansfield Pointe	1 month LIBOR + 1.80%	14,200,000	14,200,000	May 7, 2019	(c)

Park Avenue Shopping Center	1 month LIBOR + 1.75%	11,683,793	11,683,793	May 8, 2019	(c)

Lakeside Crossing	1 month LIBOR + 1.95%	9,910,189	8,483,751	May 22, 2019	(c)

Dogwood Festival	1 month LIBOR + 1.75%	24,351,750	24,351,750	July 1, 2019	(c)

MidTowne Shopping Center	1 month LIBOR + 1.95%	20,725,000	20,725,000	July 5, 2019	(c)

Pick N Save Center	1 month LIBOR + 1.60%	9,561,280	9,561,280	July 31, 2019	(c)

The Shoppes at Branson Hills & Branson Hills Plaza	1 month LIBOR + 1.75%	20,240,000	20,240,000	December 15, 2019	(c)

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Property Name	Stated Interest Rate Per Annum	Principal Balance at June 30, 2015	Principal Balance at December 31, 2014	Maturity Date	Notes
The Shoppes at Branson Hills – Kohl’s	5.95%	6,481,251	6,532,795	November 11, 2017

Branson Hills Plaza – TJ Maxx	5.78%	2,978,042	3,005,240	May 11, 2016

Harvest Square	4.65%	6,800,000	6,800,000	January 1, 2022

Shoppes at Prairie Ridge	1 month LIBOR + 1.75%	15,591,445	15,591,445	December 15, 2019	(c)

Fox Point Plaza	1 month LIBOR + 1.85%	10,836,530	10,836,530	December 15, 2019	(c)

Heritage Square	5.10%	4,460,000	4,460,000	July 1, 2021

Dixie Valley	1 month LIBOR + 1.60%	6,114,135	–	March 1, 2022	(c)(d)

Eastside Junction	4.60%	6,270,000	–	June 1, 2022	(e)

Fairgrounds Crossing	5.2075%	13,453,000	–	October 6, 2021	(f)

Prattville Town Center	5.475%	15,930,000	–	May 1, 2021	(g)

Walgreens Plaza	5.304%	4,650,000	–	July 1, 2021	(h)

White City	1 month LIBOR + 1.50%	49,400,000	–	April 7, 2022	(c)(i)

		$281,901,759	$184,736,928		(j)

(a)	The loan is secured by cross-collateralized first mortgages on the five properties.
(b)	The loan is secured by cross-collateralized first mortgages on the seven properties.
(c)	The 1 month LIBOR rate at June 30, 2015 was 0.19%.
(d)	The loan requires monthly payments of interest only until March 1, 2022 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part, at par. The Company entered into a swap which fixed the interest rate at 3.62%.
(e)	The loan was assumed at closing and requires monthly payments of interest only until June 2017. Thereafter, monthly principal and interest payments of $32,143 are due until maturity when all principal and unpaid interest is due. The loan may be prepaid in whole, at par, beginning March 2022.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(f)	The loan was assumed at closing and requires monthly payments of interest only until October 6, 2021 when all principal and unpaid interest is due. The loan may be prepaid in whole beginning July 6, 2021, at par.
(g)	The loan was assumed at closing and requires monthly payments of interest only until May 1, 2021 when all principal and unpaid interest is due. The loan may be prepaid in whole or in part beginning February 1, 2021, at par.
(h)	The loan was assumed at closing and requires monthly payments of interest only until July 1, 2021 when all principal and unpaid interest is due. The loan may be prepaid in whole beginning April 1, 2021, at par.
(i)	The loan requires monthly payments of interest only until May 2020. Thereafter, monthly payments of principal and interest are based upon a 30 year amortization schedule. The loan matures on April 7, 2022 when the remaining principal plus all accrued and unpaid interest is due. The loan may be prepaid in whole, at par at any time. The Company entered into a swap which fixed the interest rate at 3.24%.
(j)	Excludes mortgage premiums, net of accumulated amortization of $4,415,820 and $1,296,646 as of June 30, 2015 and December 31, 2014, respectively.

The Company had a weighted average stated interest rate of 3.66% per annum at June 30, 2015, which includes the effects of interest rate swaps. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets or are guaranteed by the Sponsor. No fees were paid in connection with any guarantees issued by the Sponsor.

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2015, all of the mortgages were current in payments and the Company was in compliance with such covenants.

The following table shows the scheduled maturities of mortgages and notes payable as of June 30, 2015 for the next five years and thereafter:

	Mortgages and Notes Payable (1)	Weighted Average Interest Rate

2015	$–	–
2016	2,978,042	5.78%
2017	6,481,251	5.95%
2018	15,259,894	2.09%
2019	142,624,987	3.26%
Thereafter	114,557,585	4.19%
Total	$281,901,759

(1)	Excludes mortgage premiums, net of accumulated amortization associated with debt assumed at acquisition of $4,415,820.

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s mortgage debt was $281,901,759 and $184,736,928 as of June 30, 2015 and December 31, 2014, respectively, and its estimated fair value was $283,000,000 and $185,260,000 as of June 30, 2015 and December 31, 2014, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap. For the three and six months ended June 30, 2015 and 2014, the Company recorded interest expense of $(99,241) and $32,217 and $(169,145) and $71,430, respectively, related to interest rate swaps.

The following table summarizes the Company’s interest rate swap contracts outstanding as of June 30, 2015.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value at June 30, 2015
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	1 month LIBOR	$5,525,000	$(182,187)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	1 month LIBOR	14,200,000	(402,483)
May 23, 2014	May 1, 2015	May 22, 2019	2.00%	1 month LIBOR	8,483,751	(206,429)
June 6, 2014	June 1, 2015	May 8, 2019	2.15%	1 month LIBOR	11,683,793	(353,128)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	1 month LIBOR	20,725,000	(577,960)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	1 month LIBOR	24,351,750	(439,538)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	1 month LIBOR	9,561,280	(204,306)
December 16, 2014	December 16, 2014	June 22, 2016	1.97%	1 month LIBOR	13,358,984	(207,404)
December 16, 2014	December 16, 2014	October 21, 2016	1.50%	1 month LIBOR	10,836,530	(140,625)
December 16, 2014	December 16, 2014	May 9, 2017	1.13%	1 month LIBOR	10,150,000	(80,061)
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	1 month LIBOR	6,114,135	9,043
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	1 month LIBOR	49,400,000	524,106
				Total	$184,390,223	$(2,260,972)

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$2,260,972	Other liabilities	$2,089,340

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive loss (“OCL”) for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30		Six months ended June 30
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014
Amount of Loss Recognized in OCL on Derivative (Effective Portion)	$517,640	$(771,965)	$(1,249,069)	$(771,965)
Amount of Loss Reclassified from Accumulated OCL into Income (Effective Portion)	$621,213	$–	$908,292	$–
Amount of Loss Recognized in Income on Derivative (Ineffective Portion)	$545	$(190)	$1,631	$(190)

	Three months ended June 30		Six months ended June 30
Derivatives Not Designated as Hedging Instruments	2015	2014	2015	2014
Amount of Loss Recognized in Income on Derivative (Ineffective Portion)	$(99,786)	$(32,027)	$(170,776)	$(71,240)

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Derivative interest rate instruments	$–	$(2,260,972)	$–
Total liabilities	$–	$(2,260,972)	$–

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

(8)    Income Tax

The Company had no uncertain tax positions as of June 30, 2015 and December 31, 2014. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of June 30, 2015. The Company has no interest or penalties relating to income taxes recognized in the consolidated statements of operations and other comprehensive loss for the three months and six months ended June 30, 2015 and 2014. As of June 30, 2015, returns for the calendar years 2014, 2013, 2012 and 2011 remain subject to examination by U.S. and various state and local tax jurisdictions.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(9)    Distributions

The Company currently pays distributions based on daily record dates, payable in arrears the following month. The distributions that the Company currently pays are equal to a daily amount of $0.001643836, per share based upon a 365-day period. During the three months ended June 30, 2015 and 2014, the Company paid distributions of $9,282,460 and 1,772,653, respectively, and declared distributions totaling $9,893,259 and $2,001,051, respectively. During the six months ended June 30, 2015 and June 30, 2014, the Company paid distributions of $19,032,514 and $2,849,972, respectively, and declared distributions totaling $20,445,766 and $3,288,712, respectively.

(10)    Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of June 30, 2015 and 2014, the Company did not have any dilutive common share equivalents outstanding.

(11)    Commitments and Contingencies

The acquisition of certain of the Company’s properties included an earnout component to the purchase price. The maximum potential earnout payment was $3,057,964 at June 30, 2015.

The table below presents the change in the Company’s earnout liability for the six months ended June 30, 2015 and 2014.

	For the six months ended June 30,
	2015	2014
Earnout liability-beginning of period	$3,645,873	$723,237
Increases:
Acquisitions	—	4,109,508
Amortization expense	54,783	74,217
Decreases:
Earnout payments	(1,727,719)	(734,122)
Other:
Adjustments to acquisition related costs	25,246	(9,057)
Earnout liability – end of period	$1,998,183	$4,163,783

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

(12)    Segment Reporting

The Company has one reportable segment, retail real estate, as defined by U.S. GAAP for the six months ended June 30, 2015 and 2014.

Concentration of credit risk with respect to accounts receivable currently exists due to the small number of tenants currently comprising the Company's rental revenue. The concentration of revenues for these tenants increases the Company's risk associated with nonpayment by these tenants. In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

For the six months ended June 30, 2015, approximately 6.4% of the Company’s rental revenue was generated by three locations leased to Roundy’s Supermarkets, Inc.

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

The Company owns 1,000 shares of common stock in The Inland Real Estate Group of Companies, Inc. with a recorded value of $1,000 at June 30, 2015 and December 31, 2014. This amount is included in other assets in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table summarizes the Company’s related party transactions for three and six months ended June 30, 2015 and 2014. Certain compensation and fees payable to the Business Manager for services to be provided to the Company are limited to maximum amounts.

		Three months ended June 30,		Six months ended June 30,		Amount Unpaid as of
		2015	2014	2015	2014	June 30, 2015	December 31, 2014
General and administra- tive reimbursements	(a)	$425,641	$72,175	$568,734	$164,062	$192,220	$137,988
Affiliate share purchase discounts	(b)	9,356	22,256	24,167	40,800	—	—
Total general and administrative expenses		$434,997	$94,431	$592,901	$204,862	$192,220	$137,988

Acquisition related costs		$659,775	$178,703	$757,826	$253,989	$423,872	$156,961
Acquisition fees		2,488,950	2,041,713	3,267,687	2,557,976	2,488,950	—
Total acquisition related costs	(c)	$3,148,725	$2,220,416	$4,025,513	$2,811,965	$2,912,822	$156,961

Offering costs	(d)	11,023,835	4,917,471	27,904,526	8,798,957	180,070	210,469
Sponsor non-interest bearing advances	(e)	—	—	—	—	—	1,630,000
Real estate management fees	(f)	710,840	120,554	1,132,209	178,766	—	—
(Recovery of) business management fees	(g)	1,333,702	—	2,190,470	(226,280)	1,333,702	558,234
Sponsor contribution	(h)	—	500,000	3,283,093	500,000	—	—

(a)	The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive loss. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(b)	The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 24,167 and 40,800 shares to related parties during the six months ended June 30, 2015 and 2014, respectively.

(c)	The Company pays the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired. The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition of real estate assets, regardless of whether the Company acquires the real estate assets, subject to limits, as defined. Such costs are included in acquisition related costs in the accompanying consolidated statements of operations and other comprehensive loss. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. For the six months ended June 30, 2015, the Business Manager permanently waived acquisition fees of $2,510,311.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(d)	A related party of the Business Manager receives selling commissions equal to 7.0% of the sale price for each share sold and a marketing contribution equal to 3.0% of the gross offering proceeds from shares sold, the majority of which is re-allowed (paid) to third party soliciting dealers. The Company also reimburses a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds. The expenses will be reimbursed from amounts paid or re-allowed to these entities as a marketing contribution. The Company will reimburse the Sponsor, its affiliates and third parties for costs and other expenses of the Offering that they pay on the Company’s behalf, in an amount not to exceed 1.5% of the gross offering proceeds from shares sold in the “best efforts” offering. The Company does not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the distribution reinvestment plan. Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(e)	As of December 31, 2014, the Sponsor advanced $1,630,000 to pay offering and organizational costs, all of which has been repaid at June 30, 2015.

(f)	For each property that is managed by Inland National Real Estate Services, LLC, or its affiliates, collectively the Real Estate Managers, the Company pays a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. Each Real Estate Manager will determine, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by one of the Real Estate Managers or its affiliates, the Company will pay the Real Estate Manager a separate leasing fee based upon prevailing market rates applicable to the geographic market of that property. Further, in the event that the Company engages its Real Estate Managers to provide construction management services for a property, the Company will pay a separate construction management fee based upon prevailing market rates applicable to the geographic market of the project. For the six months ended June 30, 2015, the Company incurred $19,416 in construction management fees which are included in Building and other improvements on the consolidated balance sheets. The Company also reimburses each Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Managers and their affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of any of the Real Estate Managers. Real estate management fees and reimbursable expenses are included in property operating expenses in the accompanying consolidated statements of operations and other comprehensive loss.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

(g)	The Company pays the Business Manager an annual business management fee equal to 0.65% of its “average invested assets,” as defined in the business management agreement, payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. For the six months ended June 30, 2014, the Business Manager was entitled to a business management fee in the amount equal to $433,410, which was permanently waived. The Business Manager also permanently waived business management fees of $226,280 incurred for the year ended December 31, 2013 during this period. No fees were waived for the six months ended June 30, 2015.

(h)	For the six months ended June 30, 2015 and 2014, the Sponsor contributed $3,283,093 and $500,000, respectively, to the Company. Our Sponsor has not received, and will not receive, any additional shares of our common stock for making this contribution. There is no assurance that our Sponsor will continue to contribute any additional monies.

(14)    Subsequent Events

The board of directors of the Company declared distributions payable to stockholders of record each day beginning on the close of business on July 1, 2015 through the close of business on September 30, 2015. Distributions were declared in a daily amount equal to $0.001643836 per share, based upon a 365-day period, which equates to $0.60 or a 6% annualized rate based on a purchase price of $10.00 per share. Distributions were paid monthly in arrears, as follows:

•	In July 2015, total distributions declared for the month of June 2015 were paid in the amount equal to $3,438,657, including $1,837,200 which was reinvested through the Company’s DRP, resulting in the issuance of an additional 193,389 shares of common stock.

•	In August 2015, total distributions declared for the month of July 2015 were paid in the amount equal to $3,718,218, including $1,989,965 which was reinvested through the Company’s DRP, resulting in the issuance of an additional 209,470 shares of common stock.

INLAND REAL ESTATE INCOME TRUST, INC.

(a Maryland Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table provides information regarding the total shares sold in our offering as of August 7, 2015:

	Shares	Gross Offering Proceeds ($) (1)	Commissions and Fees ($) (2)	Proceeds to Us, Before Expenses ($) (3)
From our Sponsor in connection with our formation:	20,000.000	200,000	–	200,000
Shares sold in the offering:	73,508,806.136	731,497,388	69,198,194	662,299,194
Shares sold pursuant to our distribution reinvestment plan:	1,885,626.357	17,760,685	–	17,760,685
Shares purchased pursuant to our share repurchase program:	(223,144.717)	(2,182,392)	–	(2,182,392)
Total:	75,191,287.776	747,275,681	69,198,194	678,077,487

(1)	Gross proceeds received by us as of the date of this table for shares sold to investors pursuant to accepted subscription agreements.
(2)	Inland Securities Corporation serves as dealer manager of the Offering and is entitled to receive selling commissions and certain other fees, as discussed further in the prospectus for the “best efforts” offering dated April 28, 2015 as the same may be supplemented from time to time.
(3)	Organization and offering expenses, excluding commissions, will not exceed 1.5% of the gross offering proceeds. These expenses include registration and filing fees, legal and accounting fees, printing and mailing expenses, bank fees and other administrative expenses.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 30, 2015, and factors described below:

•	We may not be able to raise capital sufficient to achieve our investment objectives;
•	We have a limited operating history and the prior performance of programs sponsored by Inland Real Estate Investment Corporation (our “Sponsor”) should not be used to predict our future results;
•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	We may suffer from delays in selecting, acquiring and developing suitable assets;
•	To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our “best efforts” offering, which will reduce the amount of cash available to be invested in assets, negatively impact the value of our stockholders’ investment and be dilutive to our stockholders;
•	We have incurred net losses on a U.S. GAAP basis for the six months ended June 30, 2015 and 2014, and there is no assurance that we will become profitable or generate positive cash flow from operations;
•	There is no established public trading market for our shares, our stockholders may not be able to sell their shares under our share repurchase program and, if our stockholders are able to sell their shares under the program, or otherwise, they may not be able to recover the amount of their investment in our shares;
•	Our charter generally allows us to borrow up to 300% of our net assets, equivalent to 75% of the costs of our assets;
•	Our Sponsor may face a conflict of interest in allocating personnel and resources between its affiliates and our Business Manager and our Real Estate Managers;
•	We do not have arm’s-length agreements with our Business Manager, our Real Estate Managers or any other affiliates of our Sponsor;
•	We pay significant fees to our Business Manager, Real Estate Managers and other affiliates of our Sponsor;
•	Our Business Manager and its affiliates will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders;

•	Our properties may compete with the properties owned by other programs sponsored by our Sponsor or Inland Private Capital Corporation for, among other things, tenants;
•	Our Business Manager is under no obligation, and may not agree, to forgo or defer its business management fee or any acquisition fee; and
•	If we fail to continue to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

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

The following discussion and analysis relates to the three and six months ended June 30, 2015 and 2014 and as of June 30, 2015 and December 31, 2014. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

On October 18, 2012 we commenced our initial public offering, referred to herein as the “Offering.” We are offering 150,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation, or “Inland Securities,” our dealer manager, a wholly owned subsidiary of our Sponsor. “Best efforts” means that Inland Securities is not obligated to purchase any specific number or dollar amount of shares. We also are currently offering up to 30,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elect to participate in our distribution reinvestment plan (“DRP”). In each case, the offering price was determined by our board of directors. We qualified and elected to be taxed as a REIT commencing with the tax year ended December 31, 2013 for federal income tax purposes.

At June 30, 2015, we owned 46 retail properties, totaling approximately 4.5 million square feet. At June 30, 2015, our portfolio had weighted average physical and economic occupancy of 95.4% and 96.9%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, some properties were subject to an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing related to certain vacant spaces, although we own the entire property. We are not obligated to pay this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the acquisition agreement. As of June 30, 2015 and 2014, annualized base rent per square foot averaged $17.56 and $17.75, respectively, for all properties owned. Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground lease square footage.

Market Outlook

At the July 2015, Federal Open Market Committee meeting of the Federal Reserve Board (“Federal Reserve”), the Federal Reserve “reaffirmed its view that the current zero to ¼ percent target range for the federal funds rate remains appropriate.” The Federal Reserve noted continued improvements in the labor markets and noted that inflation has continued to decline below its longer-run objective of two percent. It also suggested “that, with appropriate policy accommodation, economic activity will expand at a moderate pace.” The Federal Reserve indicated that the inflation rate is expected to remain at its current level in the near term and expect it to gradually rise.

The Federal Reserve has not provided any clear indication as to when it will raise the federal funds rate and it maintained its previous position on the timing of any potential increase. It noted it would be appropriate to raise the federal funds rate when there are further improvements in the labor market and are confident inflation will move to its objective of two percent. However, the Federal Reserve noted it will continue to assess progress as it advances to its objective of “maximum employment and two percent inflation.”

Real estate pricing is generally influenced by, among other things, market interest rates. However, the movements are not simultaneous and pricing generally lags behind interest rate adjustments for a period of time. Since part of our business strategy is to utilize debt to finance a portion of our real estate assets, we may be challenged in finding appropriately priced real estate in the event of a rapidly rising interest rate environment.

Today’s economic environment continues to be characterized by historically low interest rates which has contributed to decreased capitalization rates for commercial properties. Although the economic recovery has been mild, we continue to believe the economy is moving from recovery status toward an expansionary cycle. Industry trends are also favorable. According to an article published in the Wall Street Journal on July 6, 2015, average vacancy at U.S. strip centers held steady in the second quarter of 2015 at 10.1%, unchanged from the first quarter of 2015, and average rents inched slightly higher by 0.5%, the measure’s 15th consecutive gain. These statistics continue to emphasize the negotiating power of a landlord. The Wall Street Journal article also noted the lack of new retail real estate development is keeping competition for tenants to a minimum (Wall Street Journal. July 6, 2015). While tenants had pricing power over property owners, we believe we have reached an inflection point where that pricing power related to tenant leases will return to the property owner due to supply and demand considerations.

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

Our general experience tells us that a period of economic expansion can translate into rising rental rates and consequently, increases in the net operating income (“NOI”) of a property, particularly at multi-tenant retail properties due to a higher instance of lease roll-over as the smaller tenants typically have shorter leases (usually between 3-5 years). In comparison to properties with longer leases, this provides significantly more opportunities to capture increases in rental rates and NOI at a rate above inflation. By capturing NOI growth rates above inflation, real value is added to a property. As of June 30, 2015, we own 13 single-tenant properties and 33 multi-tenant properties with average lease expirations of 14 years and 8 years, respectively.

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

We continue to work on establishing a credit facility (line of credit) with a major financial institution and are in the process of finalizing all of the documentation needed to close this agreement.  We expect to close on this line of credit in the very near future. Although we may enter into a credit facility agreement, our financing strategy will remain consistent with recent acquisitions. Management expects overall debt to be at approximately 50% of the purchase price of the properties, including any proceeds from a credit facility. However, there can be no assurance we will be able to enter into a credit facility agreement with any financial institution on economic terms which would be acceptable to us.

From our formation through June 30, 2015, our liquidity needs have primarily been to purchase 46 retail properties, to pay operating, organization and offering costs and to pay distributions. During the six months ended June 30, 2015, we funded the purchase of 15 retail properties with mortgage debt of approximately $89.7 million and proceeds from the Offering of $293.5 million.

As of June 30, 2015, we had total debt outstanding of approximately $281.9 million, excluding mortgage premiums, net of accumulated amortization, which bore interest at a weighted average interest rate of 3.66% per annum, of which approximately $3.0 million is due in 2016, $6.5 million is due in 2017, $15.3 million is due in 2018, $142.6 million is due in 2019 and the remaining amount of approximately $114.5 million is due after 2019. As of June 30, 2015 and December 31, 2014, our borrowings were 34% and 42%, respectively, of the purchase price of our properties.

Cash Flow Analysis

	For the six months ended June 30,
	2015	2014
Net cash flows provided by operating activities	$14,391,219	$2,221,609
Net cash flows used in investing activities	$(340,490,695)	$(169,972,529)
Net cash flows provided by financing activities	$299,469,798	$164,089,036

Cash provided by operating activities was $14,391,219 and $2,221,609 for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, funds generated from rental and tenant recovery income were offset primarily by property operating, interest, acquisition and general and administrative expenses. The increase from 2014 to 2015 is due to the growth of our real estate portfolio.

Cash used in investing activities was $340,490,695 and $169,972,529 for the six months ended June 30, 2015 and 2014, respectively. During the first six months of 2015, we paid $339,921,099 for 15 shopping centers, funded $532,274 in capital expenditures and paid $36,470 in leasing fees. During the six months ended June 30, 2014, we paid $169,809,390 for six shopping centers, paid $15,235 in capital expenditures at our properties and funded $147,904 for other assets and a required lender held replacement escrow.

Cash provided by financing activities was $299,469,798 and $164,089,036 for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, we generated proceeds from the sale of shares, net of offering costs paid, of $256,226,169, proceeds from the DRP of $8,211,300, paid distributions of $19,032,514 and funded share repurchases of $1,698,660. We also generated $56,940,573 in loan proceeds, paid $1,057,956 in loan costs, funded principal payments on debt of $78,742, paid $1,630,000 to related parties for offering and organizational costs, and received a contribution of capital from our Sponsor of $3,283,093. During the six months ended June 30, 2014, we generated proceeds from the sale of shares, net of offering costs paid, of $81,689,352 and proceeds from the DRP of $1,428,012, paid distributions of $2,849,972, funded share repurchases of $37,000 and funded $734,122 in deferred investment property acquisition obligation payments for an earnout closing at Wedgewood Commons. We also generated $84,969,294 in loan proceeds, paid $876,528 in loan costs and received a capital contribution from our Sponsor of $500,000.

A summary of the distributions declared, distributions paid and cash flows provided by operations for the six months ended June 30, 2015 and 2014 follows:

Six Months Ended June 30,	Distribu- tions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total (2)	Cash Flows From Operations	Net Offering Proceeds (3) (4)

2015	$20,445,766	$0.35	$10,821,214	$8,211,300	$19,032,514	$14,391,219	$256,226,169
2014	$3,288,712	$0.30	$1,421,960	$1,428,012	$2,849,972	$2,221,609	$81,689,352

(1)	Assumes a share was issued and outstanding each day during the period. Per share amounts are based on weighted average number of common shares outstanding.
(2)	On February 19, 2015, our Sponsor contributed $3,283,093 to our capital. For U.S. GAAP purposes, these monies have been treated as a contribution of capital from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for this contribution. This contribution is treated as taxable income to us.
(3)	A portion of distributions paid for the six months ended June 30, 2015 and 2014 were paid from the net proceeds of our “best efforts” offering.
(4)	The Offering commenced on October 18, 2012.

Results of operations

The following discussions are based on our consolidated financial statements for the three and six months ended June 30, 2015 and 2014.

These sections describe and compare our results of operations for the three and six months ended June 30, 2015 and 2014. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended June 30, 2015 and 2014

A total of 16 of our 46 investment properties were acquired on or before April 1, 2014 and represent our “same store” properties during the three months ended June 30, 2015 and 2014. “Non-same store,” as reflected in the table below, includes properties acquired after April 1, 2014. For the three months ended June 30, 2015, 30 properties were included in non-same store and for the three months ended June 30, 2014, four properties were included in non-same store. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line rental income, amortization of lease intangibles, interest, and depreciation and amortization for the three months ended June 30, 2015 and 2014, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Three months ended June 30,
	2015	2014
Rental and tenant recovery income:
“Same store” investment properties, 16 properties
Rental income	$1,780,619	$1,736,514
Tenant recovery income	433,533	424,127
Other property income (expense)	14,945	(750)
“Non-same store” investment properties
Rental income	12,400,543	1,041,879
Tenant recovery income	2,980,268	272,827
Other property income	37,083	4,904
Total property income	$17,646,991	$3,479,501

Property operating expenses:
“Same store” investment properties
Property operating expenses	$334,069	$290,245
Real estate tax expense	253,655	233,172
“Non-same store” investment properties
Property operating expenses	2,324,790	161,434
Real estate tax expense	1,844,097	158,192
Total property operating expenses	$4,756,611	$843,043

Property net operating income
“Same store” investment properties	$1,641,373	$1,636,474
“Non-same store” investment properties	11,249,007	999,984
Total property net operating income	$12,890,380	$2,636,458

Other income:
Straight-line rental income	$414,482	$47,106
Amortization of lease intangibles, net	220,486	(16,282)
Interest and other income	42,593	4,681
Equity in earnings (loss) of unconsolidated entity	(85,216)	(7,792)

Other expense:
General and administrative expenses	1,020,742	359,418
Acquisition related expenses	3,632,230	2,685,875
Depreciation and amortization	8,563,035	1,535,850
(Recovery of) business management fee	1,333,702	—
Interest expense	2,432,977	446,278
Net loss	$(3,499,961)	$(2,363,250)

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended June 30, 2015, with the results of the same investment properties owned during the three months ended June 30, 2014, property net operating income increased $4,899, total property income increased $69,206 and total property operating expenses including real estate tax expense increased $64,307 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

The increase in “same store” total property income is primarily due to scheduled rent increases, an earnout closing mid-2014 and higher total property operating expenses which led to higher tenant recovery income. The increase in total property expenses is primarily due to an increase in real estate tax expense and an increase in repairs and maintenance expense during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

“Non-same store” total property net operating income increased $10,249,023 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase is a result of acquiring 30 retail properties after April 1, 2014. On a “non-same store” basis, total property income increased $14,098,284 and total property operating expenses increased $3,849,261 during the three months ended June 30, 2015 as a result of these acquisitions.

Other income. Other income increased $564,632 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase is due to the acquisition of investment properties throughout 2014 and 2015, which increased straight-line rental income by $367,376 and amortization of lease intangibles, net by $236,768. The increase is also due to an increase in interest income of $37,912 as a result of increased cash available to invest due to an increase in offering proceeds offset by a decrease of $77,424 in equity in earnings (loss) of unconsolidated entity.

Other expense. Other expense increased $11,955,265 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase is primarily due to an increase in depreciation and amortization, interest expense, business management fees and acquisition related expenses.

Depreciation and amortization increased $7,027,185 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This increase is due to the acquisition of 30 retail properties after April 1, 2014.

Interest expense increased $1,986,699 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase is due to the financing of 19 properties after April 1, 2014.

Business management fees increased $1,333,702 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. For the three months ended June 30, 2014, the Business Manager was entitled to a business management fee in the amount equal to $293,892, which was permanently waived.

Acquisition related expenses increased $946,355 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. These expenses include acquisition, dead deal and transaction related costs and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates. The increase for the three months ended June 30, 2015 is due to an increase in acquisition activity during 2015.

Comparison of the six months ended June 30, 2015 and 2014

A total of 14 of our 46 investment properties were acquired on or before January 1, 2014 and represent our “same store” properties during the six months ended June 30, 2015 and 2014. “Non-same store,” as reflected in the table below, includes properties acquired after January 1, 2014. For the six months ended June 30, 2015, 32 properties were included in non-same store and for the six months ended June 30, 2014, six properties were included in non-same store. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line rental income, amortization of lease intangibles, interest, and depreciation and amortization for the six months ended June 30, 2015 and 2014, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Six months ended June 30,
	2015	2014
Rental and tenant recovery income:
“Same store” investment properties, 14 properties
Rental income	$2,384,489	$2,287,784
Tenant recovery income	474,953	462,552
“Non-same store” investment properties
Rental income	20,805,361	1,852,518
Tenant recovery income	5,179,738	558,810
Other property income	91,891	4,154
Total property income	$28,936,432	$5,165,818

Property operating expenses:
“Same store” investment properties
Property operating expenses	$337,704	$313,487
Real estate tax expense	283,444	269,426
“Non-same store” investment properties
Property operating expenses	4,121,025	362,117
Real estate tax expense	3,009,834	297,147
Total property operating expenses	$7,752,007	$1,242,177

Property net operating income
“Same store” investment properties	$2,238,294	$2,167,423
“Non-same store” investment properties	18,946,131	1,756,218
Total property net operating income	$21,184,425	$3,923,641

Other income:
Straight-line rental income	$609,563	$92,633
Amortization of lease intangibles, net	407,748	(14,018)
Interest and other income	104,565	18,317
Equity in earnings (loss) of unconsolidated entity	(104,846)	(7,461)

Other expense:
General and administrative expenses	1,755,317	818,026
Acquisition related expenses	4,869,076	3,364,079
Depreciation and amortization	13,614,875	2,223,013
(Recovery of) business management fee	2,190,470	(226,280)
Interest expense	3,894,294	761,683
Net loss	$(4,122,577)	$(2,927,409)

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the six months ended June 30, 2015, with the results of the same investment properties owned during the six months ended June 30, 2014, property net operating income increased $70,871, total property income increased $109,106 and total property operating expenses including real estate tax expense increased $38,235 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

The increase in “same store” total property income is primarily due to scheduled rent increases, an earnout closing mid-2014 and higher total property operating expenses which led to higher tenant recovery income.  The increase in total property expenses is primarily due to an increase in real estate tax expense and an increase in repairs and maintenance expense during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

“Non-same store” total property net operating income increased $17,189,913 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase is a result of acquiring 32 retail properties after January 1, 2014. On a “non-same store” basis, total property income increased $23,661,508 and total property operating expenses increased $6,471,595 during the six months ended June 30, 2015 as a result of these acquisitions.

Other income. Other income increased $927,559 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase is due to the acquisition of investment properties throughout 2014 and 2015, which increased straight-line rental income by $516,930 and amortization of lease intangibles, net by $421,766. The increase is also due to an increase in interest income of $86,248 as a result of increased cash available to invest due to an increase in offering proceeds offset by a decrease of $97,385 in equity in earnings (loss) of unconsolidated entity.

Other expense. Other expense increased $19,383,511 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase is primarily due to an increase in depreciation and amortization, interest expense, business management fees and acquisition related expenses.

Depreciation and amortization increased $11,391,862 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This increase is due to the acquisition of 32 retail properties after January 1, 2014.

Interest expense increased $3,132,611 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase is due to the financing of 20 properties after January 1, 2014.

Business management fees increased $2,416,750 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. For the six months ended June 30, 2014, the Business Manager was entitled to a business management fee in the amount equal to $433,410, which was permanently waived. During the six months ended June 30, 2014, the Business Manager also permanently waived business management fees of $226,280 incurred for the year ended December 31, 2013.

Acquisition related expenses increased $1,504,997 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. These expenses include acquisition, dead deal and transaction related costs and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates. The increase for the six months ended June 30, 2015 is due to an increase in acquisition activity during 2015.

Select Property Information

		As of June 30, 2015
Property	Location	Square Footage	Physical Occupancy	Economic Occupancy
Dollar General (12 properties)	Various	111,890	100.0%	100.0%
Newington Fair	Newington, CT	186,205	100.0%	100.0%
Wedgewood Commons	Olive Branch, MS	159,258	100.0%	100.0%
Park Avenue	Little Rock, AR	69,379	68.9%	97.1%
North Hills Square	Coral Springs, FL	63,829	98.1%	98.1%
Mansfield Shopping Center	Mansfield, TX	148,529	96.7%	96.7%
Lakeside Crossing	Lynchburg, VA	67,034	100.0%	100.0%
MidTowne Shopping Center	Little Rock, AR	126,288	94.4%	94.4%
Dogwood Festival	Flowood, MS	187,610	95.7%	95.7%
Pick N Save Center	West Bend, WI	86,800	92.9%	100.0%
Harris Plaza	Layton, UT	123,890	90.5%	95.7%
Dixie Valley	Louisville, KY	119,981	78.3%	90.3%
The Landings at Ocean Isle	Ocean Isle, NC	53,220	89.6%	89.6%
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,606	95.2%	95.2%
Harvest Square	Harvest, AL	70,590	93.2%	93.2%
Heritage Square	Conyers, GA	22,385	88.8%	88.8%
The Shoppes at Branson Hills	Branson, MO	256,017	96.3%	96.3%
Branson Hills Plaza	Branson, MO	210,201	100.0%	100.0%
Copps Grocery Store	Stevens Point, WI	69,911	100.0%	100.0%
Fox Point Plaza	Neenah, WI	171,121	96.7%	96.7%
Shoppes at Lake Park	West Valley City, UT	52,997	100.0%	100.0%
Plaza at Prairie Ridge	Pleasant Prairie , WI	9,035	100.0%	100.0%
Green Tree Center	Katy, TX	147,658	84.3%	99.1%
Eastside Junction	Athens, AL	79,700	91.0%	91.0%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.7%	98.7%
Prattville Town Center	Prattville, AL	168,842	98.2%	98.9%
Regal Court	Shreveport, LA	363,174	91.0%	91.0%
Shops at Hawk Ridge	St. Louis, MO	75,951	100.0%	100.0%
Walgreens Plaza	Jacksonville, NC	42,219	95.6%	95.6%
Whispering Ridge	Omaha, NE	69,676	100.0%	100.0%
Frisco Marketplace	Frisco, TX	112,024	94.9%	94.9%
White City	Shrewsbury, MA	257,080	100.0%	100.0%
Treasure Valley	Nampa, ID	112,259	100.0%	100.0%
Yorkville Marketplace	Yorkville, IL	111,591	92.5%	92.5%
Shoppes at Market Pointe	Papillion, NE	253,903	99.4%	99.4%
Portfolio total		4,547,980	95.4%	96.9%

The following table sets forth information regarding our top ten tenants based on annualized base rent for leases in-place as of June 30, 2015.

Tenant Name	Number of Leases	Annualized Base Rent ($)	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot($)	Square Footage	Percent of Total Portfolio Square Footage
Pick n Save / Roundy’s / Copps	3	2,959,030	5.1%	14.74	200,737	4.4%
Dicks Sporting Goods	4	2,190,006	3.7%	12.16	180,120	4.0%
TJ Maxx / Marshalls / HomeGoods	9	2,102,189	3.6%	9.09	231,222	5.1%
Petsmart	7	2,068,024	3.5%	14.33	144,320	3.2%
Kohl’s Department Stores	4	1,888,439	3.2%	5.68	332,461	7.3%
Sports Authority	3	1,635,440	2.8%	13.13	124,568	2.7%
Ross Dress for Less, Inc.	5	1,293,607	2.2%	9.79	132,132	2.9%
Jewel Food Stores, Inc.	1	1,198,294	2.0%	18.75	63,892	1.4%
Dollar General	12	1,132,222	1.9%	10.12	111,890	2.5%
Ulta Salon	5	1,097,856	1.9%	20.75	52,899	1.2%
Top ten tenants	53	17,565,107	30%	11.16	1,574,241	34.6%

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

We believe our definition of MFFO, a non-U.S. GAAP measure, is consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the “Practice Guideline,” issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of U.S. GAAP net income: acquisition fees and expenses; amounts relating to straight-line rents and amortization of above and below market lease assets and liabilities, accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.

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

For the six months ended June 30, 2015 and 2014, we paid distributions of $19,032,514 and $2,849,972, respectively, and declared distributions of $20,445,766 and $3,288,712, respectively. For the six months ended June 30, 2015 and 2014, our FFO was $9,492,298 and $(704,396) respectively, our MFFO was $13,174,918 and $2,652,498, respectively, and our cash flow from operations was $14,391,219 and $2,221,609, respectively. During the six months ended June 30, 2015, our Sponsor contributed $3,283,093 to us. For U.S. GAAP purposes, these monies have been treated as a contribution to capital from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for this contribution.

Our FFO and MFFO for the six months ended June 30, 2015 and 2014 is calculated as follows:

		Six months ended June 30,
		2015	2014
	Net loss	$(4,122,577)	$(2,927,409)
Add:	Depreciation and amortization related to investment properties	13,614,875	2,223,013
	Funds from operations (FFO)	$9,492,298	$(704,396)

Add:	Acquisition related costs	4,869,076	3,364,079
	Amount of (income) loss recognized in income on derivative (ineffective portion)	(169,145)	71,430
Less:	Amortization of acquired market lease intangibles, net	(407,748)	14,018
	Straight-line rental income	(609,563)	(92,633)
	Modified funds from operations (MFFO)	$13,174,918	$2,652,498

Selected Financial Data

The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations. This selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

	June 30, 2015	December 31, 2014
Balance Sheet Data:
Total Assets	$938,184,089	$571,486,463
Mortgages and notes payable (a)	$286,317,579	$186,033,574

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

Total income	$18,281,959	$3,510,325	$29,953,743	$5,244,433
Net loss	$(3,499,961)	$(2,363,250)	$(4,122,577)	$(2,927,409)
Net loss per common share, basic and diluted (b)	$(0.05)	$(0.18)	$(0.07)	$(0.26)
Distributions paid to common stockholders	$9,282,460	$1,772,653	19,032,514	$2,849,972
Distributions declared to common stockholders	$9,893,259	$2,001,051	$20,445,766	$3,288,712
Distributions per common share (b)	$0.15	$0.15	$0.35	$0.30
Cash flows provided by operating activities	$7,920,863	$1,800,507	$14,391,219	$2,221,609
Cash flows used in investing activities	$163,977,940	$(135,691,168)	$340,490,695	$(169,972,529)
Cash flows provided by financing activities	$143,294,008	$123,334,340	$299,469,798	$164,089,036
Sponsor contribution	$—	$500,000	$3,283,093	$500,000
Weighted average number of common shares outstanding, basic and diluted	66,130,000	13,377,773	57,658,129	11,053,602

(a)	Mortgages and notes payable as of June 30, 2015 and December 31, 2014 includes mortgage premiums, net of amortization, of $4,415,820 and $1,296,646, respectively.
(b)	The net loss per common share, basic and diluted is based upon the weighted average number of common shares outstanding for the period ended. The distributions per common share are based upon the weighted average number of common shares outstanding for the period ended.

Subsequent Events

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on July 1, 2015 through the close of business on September 30, 2015. Distributions were declared in a daily amount equal to $0.001643836 per share, based upon a 365-day period, which equates to $0.60 or a 6% annualized rate based on a purchase price of $10.00 per share. Distributions were paid monthly in arrears, as follows:

•	In July 2015, total distributions declared for the month of June 2015 were paid in the amount equal to $3,438,657, including $1,837,200 which was reinvested through our DRP, resulting in the issuance of an additional 193,389 shares of common stock.

•	In August 2015, total distributions declared for the month of July 2015 were paid in the amount equal to $3,718,218, including $1,989,965 which was reinvested through our DRP, resulting in the issuance of an additional 209,470 shares of common stock.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including those caused by changes in interest rates and commodity prices. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have entered into, and may continue to enter into, financial instruments to manage and reduce the impact of changes in interest rates. We may also enter into financial instruments to manage and reduce the impact of changes in commodity prices. The counterparties are expected to be major financial institutions.

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets and fund capital expenditures. We currently have exposure to financial market risks as approximately 18% of our long-term debt has a variable rate of interest as of June 30, 2015. As of June 30, 2015, we had outstanding debt, which is subject to fixed interest rates and variable rates, of $281,901,759 bearing interest rates in the range of 1.94% to 5.95% per annum and a weighted average interest rate of 3.66%, which includes the effect of interest rate swaps.

If interest rates on all debt which bears interest at variable rates as of June 30, 2015 permanently increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by approximately $497,337 annually. If interest rates on all debt which bears interest at variable rates as of June 30, 2015 permanently decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of June 30, 2015:

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount	Fair Value at June 30, 2015
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	1 month LIBOR	$5,525,000	$(182,187)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	1 month LIBOR	14,200,000	(402,483)
May 23, 2014	May 1, 2015	May 22, 2019	2.00%	1 month LIBOR	8,483,751	(206,429)
June 6, 2014	June 1, 2015	May 8, 2019	2.15%	1 month LIBOR	11,683,793	(353,128)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	1 month LIBOR	20,725,000	(577,960)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	1 month LIBOR	24,351,750	(439,538)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	1 month LIBOR	9,561,280	(204,306)
December 16, 2014	December 16, 2014	June 22, 2016	1.97%	1 month LIBOR	13,358,984	(207,404)
December 16, 2014	December 16, 2014	October 21, 2016	1.50%	1 month LIBOR	10,836,530	(140,625)
December 16, 2014	December 16, 2014	May 9, 2017	1.13%	1 month LIBOR	10,150,000	(80,061)
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	1 month LIBOR	6,114,135	9,043
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	1 month LIBOR	49,400,000	524,106
				Total	$184,390,223	$(2,260,972)

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.   Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.   Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended June 30, 2015.

We have incurred a net loss on a U.S. GAAP basis for the three and six months ended June 30, 2015 of $3,499,961 and $4,122,577, respectively. Our losses can be attributed, in part, to acquisition related expenses and depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We were formed in August 2011 and, as of June 30, 2015, had acquired 46 retail properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank account. At June 30, 2015, we had cash and cash equivalents exceeding these federally insured levels. If the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of June 30, 2015, we had $49.7 million or 18% of our total debt that bore interest at variable rates with a weighted average interest rate of 2.07%.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our Offering, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment, and is dilutive to our stockholders.

We have not yet generated positive cash flow from operations to cover distribution payments and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, during the pendency of our Offering, we have and will likely continue to pay distributions from the net proceeds of our Offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering, to pay distributions. There is no assurance we will generate sufficient cash flow from operations to cover distributions. We began declaring distributions to stockholders of record during December 2012. Approximately 30% ($9.3 million) of the distributions paid to stockholders through June 30, 2015, have been paid from the net proceeds of our Offering, which reduces the proceeds available for other purposes. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of our Offering to fund distributions, earlier investors may benefit from the investments made with funds raised later in our Offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors.

An estimated value of our shares of common stock may not exceed the price at which we are offering shares under the distribution reinvestment plan.

Under rules published by the Financial Industry Regulatory Authority (“FINRA”), registered broker-dealers must disclose a per share estimated value.  Due to uncertainties in the marketplace and other factors which could impact our results of operations and financial condition, the future per share estimated value of our shares may be less than the price at which we are currently offering shares or the price of our shares currently offered through our distribution reinvestment plan.

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

From the effective date of the Offering through June 30, 2015, we had sold the following securities in the Offering and the DRP for the following aggregate offering prices:

•	70,038,600 shares, equal to $696,972,840 in aggregate gross offering proceeds, in the Offering; and

•	1,482,879 shares, equal to $14,087,344 in aggregate gross offering proceeds, pursuant to the DRP.

From the effective date of the Offering through June 30, 2015, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$62,382,319
Offering costs paid to non-related parties	8,340,064
Total offering costs paid	$70,722,383

(1)	“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through June 30, 2015, the net offering proceeds to us from the Offering and the DRP after deducting the total expenses incurred described above, were approximately $640.3 million. As of June 30, 2015, we had used approximately $522.8 million of these net proceeds to purchase interests in real estate and pay related costs, of which $5.4 million was paid to related parties, approximately $25.2 million for repayment of indebtedness used to purchase interests in real estate, approximately $3.2 million to pay loan origination costs, approximately $9.3 million to pay distributions, $100,000 to fund our investment in the insurance captive, and approximately $1.1 million to fund our operations. The remaining net proceeds were held as cash at June 30, 2015.

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

The table below outlines the shares we repurchased pursuant to our SRP during the quarter ended June 30, 2015.

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 2015	22,145	22,145	$9.79	22,145	2,064,201
May 2015	70,385	70,385	$9.98	70,385	1,993,816
June 2015	65,897	65,897	$9.85	65,897	1,927,919
Total	158,427	158,427	$9.90	158,427

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

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ JoAnn M. McGuinness
By:	JoAnn M. McGuinness
President and principal executive officer
Date:	August 13, 2015

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer (co-principal financial officer)
Date:	August 13, 2015

/s/ David Z. Lichterman
By:	David Z. Lichterman
Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)
Date:	August 13, 2015

Exhibit Index

Exhibit No.	Description

10.1	Agreement of Purchase and Sale, dated March 6, 2015, by and among White City Partners LLC, White City East Partners LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2015 (file number 000-55146))

10.2	First Amendment to Agreement, dated March 27, 2015, by and among White City Partners LLC, White City East Partners LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2015 (file number 000-55146))

10.3	Assignment and Assumption of Agreement for Sale and Purchase Agreement, dated April 7, 2015, by and between Inland Real Estate Acquisitions, Inc. and Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2015 (file number 000-55146))

10.4	Loan Agreement, dated April 7, 2015, by and between IREIT Shrewsbury White City, L.L.C. and Santander Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2015 (file number 000-55146))

10.5	Guaranty dated April 7, 2015, by Inland Real Estate Income Trust, Inc. in favor of Santander Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2015 (file number 000-55146))

10.6	Environmental Indemnity Agreement, dated April 7, 2015, by IREIT Shrewsbury White City, L.L.C. and Inland Real Estate Income Trust, Inc. in favor of Santander Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2015 (file number 000-55146))

10.7	Term Note, dated April 7, 2015, by IREIT Shrewsbury White City, L.L.C. for the benefit of Santander Bank, N.A. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2015 (file number 000-55146))

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the Securities and Exchange Commission on August 13, 2015, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Other Comprehensive Loss; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

------

*	Filed as part of this Quarterly Report on Form 10-Q.