Form 10-Q
period 2015-09-30
Inland Real Estate Income Trust, Inc.
filed 2015-11-12
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Yes  ☐    No  ☒

As of November 10, 2015, there were 86,088,756 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
Assets:
Investment properties:
Land	$169,489	$83,250
Building and other improvements	613,271	331,213
Total	782,760	414,463
Less accumulated depreciation	(20,170)	(6,236)
Net investment properties	762,590	408,227
Cash and cash equivalents	253,531	105,871
Investment in unconsolidated entity	—	118
Accounts and rents receivable	5,778	1,977
Acquired lease intangibles, net	98,764	51,691
Deferred costs, net	3,363	1,694
Other assets	6,721	1,908
Total assets	$1,130,747	$571,486

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facilities payable	$399,762	$186,034
Accounts payable and accrued expenses	8,108	2,734
Distributions payable	3,921	2,025
Acquired below market lease intangibles, net	34,453	18,676
Deferred investment property acquisition obligations	2,562	3,646
Due to related parties	2,144	2,694
Other liabilities	10,505	4,218
Total liabilities	461,455	220,027

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 81,538,876 and 41,996,913 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	82	42
Additional paid in capital (net of offering costs of $82,821 and $43,566 as of September 30, 2015 and December 31, 2014, respectively)	732,148	374,608
Accumulated distributions and net loss	(58,003)	(21,663)
Accumulated other comprehensive loss	(4,935)	(1,528)
Total stockholders’ equity	669,292	351,459
Total liabilities and stockholders’ equity	$1,130,747	$571,486

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Income:
Rental income	$15,531	$4,863	$39,738	$9,082
Tenant recovery income	4,171	1,147	9,826	2,169
Other property income	60	32	152	36
Total income	19,762	6,042	49,716	11,287

Expenses:
Property operating expenses	2,635	817	7,093	1,493
Real estate tax expense	2,507	666	5,801	1,232
General and administrative expenses	914	470	2,669	1,288
Acquisition related costs	1,071	1,020	5,941	4,384
Business management fee	1,361	441	3,551	215
Depreciation and amortization	9,001	2,635	22,616	4,858
Total expenses	17,489	6,049	47,671	13,470

Operating income (loss)	2,273	(7)	2,045	(2,183)

Interest expense	(2,583)	(918)	(6,477)	(1,679)
Interest and other income	61	22	165	40
Equity in earnings (loss) of unconsolidated entity	(13)	86	(118)	78

Net loss	$(262)	$(817)	$(4,385)	$(3,744)

Net loss per common share, basic and diluted	$(0.00)	$(0.03)	$(0.07)	$(0.24)

Weighted average number of common shares outstanding, basic and diluted	76,111,571	23,733,441	63,876,871	15,326,661

Comprehensive loss:
Net loss	$(262)	$(817)	$(4,385)	$(3,744)
Unrealized income (loss) on derivatives	(3,865)	230	(5,114)	(542)
Reclassification adjustment for amounts recognized in net loss	800	—	1,707	—
Comprehensive loss	$(3,327)	$(587)	$(7,792)	$(4,286)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited, dollar amounts in thousands)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2015	41,996,913	$42	$374,608	$(21,663)	$(1,528)	$351,459

Distributions declared	—	—	—	(31,955)	—	(31,955)
Proceeds from offering	38,310,295	39	381,879	—	—	381,918
Offering costs	—	—	(39,255)	—	—	(39,255)
Proceeds from distribution reinvestment plan	1,485,887	1	14,115	—	—	14,116
Shares repurchased	(254,219)	—	(2,510)	—	—	(2,510)
Discount on shares to related parties	—	—	28	—	—	28
Unrealized loss on derivatives	—	—	—	—	(5,114)	(5,114)
Reclassification adjustment for amounts included in net loss	—	—	—	—	1,707	1,707
Sponsor contribution	—	—	3,283	—	—	3,283
Net loss	—	—	—	(4,385)	—	(4,385)
Balance at September 30, 2015	81,538,876	$82	$732,148	$(58,003)	$(4,935)	$669,292

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine months ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(4,385)	$(3,744)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,616	4,858
Amortization of loan fees and mortgage premiums, net	(162)	135
Amortization of acquired above and below market leases, net	(510)	(17)
Straight-line rental income	(1,198)	(188)
Discount on shares issued to related parties	28	64
Equity in (earnings) loss of unconsolidated entity	118	(78)
Other non-cash adjustments	(282)	40
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,720	634
Accounts and rents receivable	(2,603)	(833)
Due to related parties	1,221	571
Other liabilities	1,366	706
Other assets	301	85
Net cash flows provided by operating activities	19,230	2,233

INVESTING ACTIVITIES:
Purchase of investment properties	(358,329)	(214,530)
Capital expenditures	(1,625)	(15)
Payment of leasing fees	(106)	—
Other assets and restricted escrows	(2,698)	(618)
Net cash flows used in investing activities	(362,758)	(215,163)

FINANCING ACTIVITIES:
Proceeds from offering	381,918	243,185
Proceeds from credit facilities payable	100,000	—
Proceeds from mortgages payable	70,641	94,531
Proceeds from the distribution reinvestment plan	14,116	2,890
Share repurchases	(2,510)	(77)
Payment of offering costs	(39,517)	(24,171)
Distributions paid	(30,059)	(5,731)
Sponsor contributions	3,283	640
Deferred investment property acquisition obligation payments	(3,061)	(1,845)
Payment of loan costs	(1,881)	(1,014)
Payment of mortgages payable	(112)	—
Due to related parties, net	(1,630)	—
Net cash flows provided by financing activities	491,188	308,408

Net increase in cash and cash equivalents	147,660	95,478
Cash and cash equivalents at beginning of the period	105,871	26,634
Cash and cash equivalents, at end of period	$253,531	$122,112

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Nine months ended September 30,
	2015	2014
SUPPLEMENTAL DISCLOSURES:
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$86,239	$40,070
Building and improvements	280,790	164,109
Acquired in place lease intangibles	45,298	17,848
Acquired above market lease intangibles	11,810	3,354
Acquired below market lease intangibles	(17,700)	(5,404)
Other receivables	792	—
Assumption of mortgage debt at acquisition	(40,303)	—
Non-cash mortgage premium	(3,430)	—
Deferred investment property acquisition obligations	(1,929)	(4,211)
Assumed liabilities, net	(3,238)	(1,236)
Purchase of investment properties	$358,329	$214,530

Cash paid for interest	$6,923	$1,480

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

Distributions payable	$3,921	$1,446

Accrued capital expenditures	$47	$—

Accrued offering costs payable	$326	$403

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited, dollar amounts in thousands, except per share amounts)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2014, which are included in the Company’s 2014 Annual Report, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report.

NOTE 1 – ORGANIZATION

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

At September 30, 2015, the Company owned 47 retail properties, totaling 4,633,023 square feet.  The properties are located in 20 states.  At September 30, 2015, the portfolio had a weighted average physical occupancy of 96.2% and economic occupancy of 97.0%. Economic occupancy excludes square footage associated with an earnout component.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In the opinion of management, all adjustments necessary for a fair statement, in all material respects, of the financial position and results of operations for the periods are presented. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries. Wholly owned subsidiaries generally consist of limited liability companies (“LLCs”). All intercompany balances and transactions have been eliminated in consolidation.

Each property is owned by a separate legal entity which maintains its own books and financial records and each entity’s assets are not available to satisfy the liabilities of other affiliated entities.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Fair Value Measurements

The Company’s cash equivalents, accounts receivable and payables and accrued expenses all approximate fair value due to the short term nature of these financial instruments. The Company’s financial instruments measured on a recurring basis include derivative interest rate instruments.

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Derivative interest rate swap agreements	$—	$(5,229)	$—
Total liabilities	$—	$(5,229)	$—

With the assistance of a third party, the fair value of derivative instruments was estimated based on data observed in the forward yield curve which is widely observed in the marketplace. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty's nonperformance risk in the fair value measurements which utilize Level 3 inputs, such as estimates of current credit spreads. The Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative interest rate swap agreements and therefore has classified these in Level 2 of the hierarchy.

Acquisitions

Upon acquisition, the Company determines the total purchase price of each property (see Note 4 – “Acquisitions”), which includes the estimated contingent consideration to be paid or received in future periods, if any. The Company allocates the total purchase price of properties based on the fair value of the tangible and intangible assets acquired and liabilities assumed based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, from a third party appraisal or other market sources.

Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase price unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income received. The earnout agreements have a limited obligation period from the date of acquisition, as defined. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has recorded a liability for the potential future earnout payments using estimated fair value at the date of acquisition using Level 3 inputs including market rents ranging from $14.00 to $28.00 per square foot, probability of occupancy ranging from 10% to 100% based on leasing activity and utilizing a discount rate of 6.50% to 8.25%. The Company has recorded this earnout amount as additional purchase price of the related property and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. The liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations and comprehensive loss. The Company records changes in the underlying liability assumptions to acquisition related costs on the accompanying consolidated statements of operations and comprehensive loss.

Capitalization and Depreciation

Real estate acquisitions are recorded at cost less accumulated depreciation. Improvement and betterment costs are capitalized, and ordinary repairs and maintenance are expensed as incurred. Transactional costs in connection with the acquisition of real estate properties and businesses are expensed as incurred.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Cost capitalization and the estimate of useful lives require judgment and include significant estimates that can and do change.  Depreciation expense is computed using the straight-line method. The Company anticipates the estimated useful lives of its assets by class to be generally:

Building and other improvements	30 years
Site improvements	5-15 years
Furniture, fixtures and equipment	5-15 years
Tenant improvements	Shorter of the life of the asset or the term of the related lease
Leasing fees	Term of the related lease

Depreciation expense was $5,473 and $1,869 for the three months ended September 30, 2015 and 2014, respectively, and $13,936 and $3,422 for the nine months ended September 30, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments. The amendments in the ASU eliminate the requirement of an acquirer to retrospectively account for provisional amounts that are identified during the measurement period after a business combination.  This ASU requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The ASU also requires the acquirer to disclose the amount recorded in current-period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued and will be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt – Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to Security and Exchange Paragraphs Pursuant to Staff Announcement at June 18, 2015 Emerging Issues Task Force Meeting on August 18, 2015. ASU 2015-15 amends subtopic 835-30 and clarifies guidance on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The amendment allows an entity to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 provides clarification of current accounting guidance and is effective immediately. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The ASU requires that debt issuance costs be deducted from the carrying value of the financial liability and not recorded as separate assets, classified as deferred financing costs. The ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued and will be applied on a retrospective basis. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

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

NOTE 3 – EQUITY

The Company was authorized to sell up to 150,000,000 shares of common stock at $10 each in an initial public “best efforts” offering (the “Offering”) which commenced on October 18, 2012 and to issue 30,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”). The Offering closed on October 16, 2015. Effective November 2, 2015, the Company amended its DRP. The Company is offering up to 25,000,000 shares of its common stock at a price of $9.50 per share to stockholders who elect to participate in the amended DRP.

As of September 30, 2015, the Company issued 79,717,028 shares of common stock generating gross proceeds of $793,358, excluding the DRP.

The Company provides the following programs to facilitate future investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

The Company provides existing stockholders with the option to purchase additional shares from the Company by automatically reinvesting cash distributions through the DRP, subject to certain share ownership restrictions. The Company does not pay any selling commissions or the marketing contribution and due diligence expense allowance in connection with the DRP. Shares are currently sold at a price of $9.50 per share until such time as the Company reports an estimated value of its shares. On and after the date on which the Company reports an estimated value of its shares, the price per share under the DRP will be equal to the estimated value of a share, as determined by the Company’s board of directors and reported by the Company from time to time.

Distributions reinvested through the DRP were $5,905 and $1,462 for the three months ended September 30, 2015 and 2014, respectively, and $14,115 and $2,890 for the nine months ended September 30, 2015 and 2014, respectively.

Share Repurchase Program

Under the share repurchase program (“SRP”), the Company is authorized to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested, if the Company chooses to repurchase them. Subject to funds being available, the Company will limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year. Funding for the SRP will come from proceeds the Company receives from the DRP. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit will apply. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may, at any time, amend, suspend or terminate the SRP.

Repurchases through the SRP were $811 and $40 for the three months ended September 30, 2015 and 2014, respectively, and $2,510 and $77 for the nine months ended September 30, 2015 and 2014, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 4 – ACQUISITIONS

2015 Acquisitions

Date Acquired	Property Name	Location	Property Type	Square Footage	Purchase Price
1st Quarter
1/29/15	Shoppes at Lake Park	West Valley City, UT	Multi-Tenant Retail	52,997	$11,559
2/19/15	Plaza at Prairie Ridge	Pleasant Prairie, WI	Multi-Tenant Retail	9,035	3,400
3/13/15	Green Tree Center	Katy, TX	Multi-Tenant Retail	147,621	26,244
3/16/15	Eastside Junction	Athens, AL	Multi-Tenant Retail	79,700	12,278
3/16/15	Fairgrounds Crossing	Hot Springs, AR	Multi-Tenant Retail	155,127	29,197
3/16/15	Prattville Town Center	Prattville, AL	Multi-Tenant Retail	168,842	33,329
3/16/15	Regal Court	Shreveport, LA	Multi-Tenant Retail	362,961	50,363
3/16/15	Shops at Hawk Ridge	St. Louis, MO	Multi-Tenant Retail	75,951	12,721
3/16/15	Walgreens Plaza	Jacksonville, NC	Multi-Tenant Retail	42,219	13,663
3/16/15	Whispering Ridge	Omaha, NE	Multi-Tenant Retail	69,676	15,803
3/31/15	Frisco Marketplace (a)	Frisco, TX	Multi-Tenant Retail	112,024	11,040
2nd Quarter
4/08/15	White City	Shrewsbury, MA	Multi-Tenant Retail	257,080	96,750
4/21/15	Treasure Valley	Nampa, ID	Multi-Tenant Retail	112,259	15,200
4/28/15	Yorkville Marketplace	Yorkville, IL	Multi-Tenant Retail	111,591	24,501
5/27/15	Shoppes at Market Pointe	Papillion, NE	Multi-Tenant Retail	253,903	27,200
3rd Quarter
9/17/15	2727 Iowa Street	Lawrence, KS	Multi-Tenant Retail	84,981	18,622

				2,095,967	$401,870

(a)	4,481 square feet of Frisco Marketplace was acquired on April 1, 2015 for $2,080.

During the nine months ended September 30, 2015, the Company acquired, through its wholly owned subsidiaries, the 16 properties listed above and financed a portion of these acquisitions by borrowing or assuming $110,944 in mortgage debt.

The Company incurred $1,071 and $1,020 during the three months ended September 30, 2015 and 2014, respectively, and $5,941 and $4,384 during the nine months ended September 30, 2015 and 2014, respectively, of acquisition, dead deal and transaction related costs, including changes to initial assumptions related to deferred investment property acquisition obligations that were recorded in acquisition related costs in the consolidated statements of operations and comprehensive loss related to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates. For the nine months ended September 30, 2015, the Business Manager permanently waived acquisition fees of $2,510.

For properties acquired during the nine months ended September 30, 2015, the Company recorded revenue of $17,867 and property net income of $3,501,which excludes expensed acquisition related costs.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table presents certain additional information regarding the Company’s acquisitions during the nine months ended September 30, 2015. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Property Name	Land	Buildings and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles	Fair Value Adjustment Related to the Assumption of Mortgages Payable	Deferred Investment Property Acquisition Obligations
Shoppes at Lake Park	$2,285	$8,527	$1,533	$(786)	$—	$—
Plaza at Prairie Ridge	618	2,305	477	—	—	—
Green Tree Center	7,218	17,846	2,723	(1,543)	—	—
Eastside Junction	2,411	8,393	1,858	(116)	(268)	—
Fairgrounds Crossing	6,069	22,638	3,740	(2,222)	(1,028)	—
Prattville Town Center	5,336	27,648	3,871	(1,848)	(1,678)	—
Regal Court	5,873	41,181	5,117	(1,808)	—	—
Shops at Hawk Ridge	1,329	10,340	1,990	(938)	—	—
Walgreens Plaza	2,624	9,682	1,944	(131)	(456)	—
Whispering Ridge	4,121	10,417	1,465	(200)	—	—
Frisco Marketplace	6,618	3,316	1,235	(129)	—	—
White City	18,961	70,424	13,764	(6,399)	—	—
Treasure Valley	3,133	9,679	2,565	(177)	—	—
Yorkville Marketplace (a)	4,990	13,928	4,943	(152)	—	—
Shoppes at Market Pointe	12,499	8,388	6,652	(339)	—	—
2727 Iowa Street	2,154	16,078	3,231	(912)	—	(1,929)
	$86,239	$280,790	$57,108	$(17,700)	$(3,430)	$(1,929)

(a)	Purchase price included $792 of receivables included in other assets.

Pro Forma Disclosures

The following condensed pro forma consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 include pro forma adjustments related to the acquisitions and financings during 2014 and 2015. The 2014 and 2015 acquisitions are presented assuming the acquisitions occurred on January 1, 2013 and January 1, 2014, respectively. Acquisition expenses for the three months ended September 30, 2015 and 2014 of $445 and $955, respectively, and acquisition expenses for the nine months ended September 30, 2015 and 2014 of $4,873 and $4,219, respectively, related to each acquisition are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Pro forma total income	$20,008	$14,627	$58,679	$43,695
Pro forma net income	$149	$2,917	$5,124	$4,146
Earnings per share	$—	$0.04	$0.06	$0.05

The 2014 acquisitions consist of Park Avenue, North Hills Square, Mansfield Shopping Center, Lakeside Crossing, MidTowne Shopping Center, Dogwood Festival, Pick N Save Center, Harris Plaza, Dixie Valley, The Landings at Ocean Isle, Shopps at Prairie Ridge, Harvest Square, Heritage Square, The Shoppes at Branson Hills, Branson Hills Plaza, Copps Grocery Store and Fox Point Plaza.

The pro forma financial information above is not necessarily indicative of what the actual results of operations of the Company would have been assuming acquisitions had been consummated at the beginning of the period, nor does it purport to represent the results of operations for future periods.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Intangible assets:
Acquired in place lease value	$94,146	$48,848
Acquired above market lease value	17,385	5,575
Accumulated amortization	(12,767)	(2,732)
Acquired lease intangibles, net	$98,764	$51,691

Intangible liabilities:
Acquired below market lease value	$36,870	$19,170
Accumulated amortization	(2,417)	(494)
Acquired below market lease intangibles, net	$34,453	$18,676

As of September 30, 2015, the weighted average amortization periods for acquired in place lease, above market lease intangibles and below market lease intangibles are 9, 11 and 17 years, respectively.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below market lease values, the amortization period includes any renewal periods with fixed rate renewals. The portion of the purchase price allocated to acquired in place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term.

As of September 30, 2015, no amount has been allocated to customer relationship value.

Amortization pertaining to acquired in place lease value, above market lease value and below market lease value is summarized below:

	Three months ended September 30,		Nine months ended September 30,
Amortization recorded as amortization expense:	2015	2014	2015	2014
Acquired in place lease value	$3,526	$709	$8,622	$1,304

Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(631)	$(150)	$(1,413)	$(259)
Acquired below market leases	733	181	1,923	276
Net rental income increase	$102	$31	$510	$17

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2015 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2015 (remainder of year)	$3,304	$583	$(723)
2016	13,036	2,291	(2,834)
2017	12,455	2,104	(2,691)
2018	11,556	1,734	(2,539)
2019	10,255	1,366	(2,421)
Thereafter	32,597	7,483	(23,245)
Total	$83,203	$15,561	$(34,453)

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of September 30, 2015 and December 31, 2014, the Company had the following mortgages and credit facilities payable:

	September 30, 2015		December 31, 2014
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate

Fixed Rate Mortgages Payable	$68,470	5.16%	$28,279	5.06%
Variable Rate Mortgages Payable with Swap Agreements	199,517	3.56%	128,876	2.79%
Variable Rate Mortgages Payable	27,582	2.03%	27,582	2.01%
Mortgages Payable	295,569	3.79%	184,737	3.02%

Credit Facilities Payable	100,000	1.60%	—	—

Unamortized Debt Premiums	4,193		1,297

Total Debt	$399,762		$186,034

The Company’s indebtedness bore interest at a weighted average interest rate of 3.23% per annum at September 30, 2015, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt was $399,762 and $186,034 as of September 30, 2015 and December 31, 2014, respectively, and its estimated fair value was $398,677 and $185,260 as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, scheduled principal payments and maturities on the Company’s debt were as follows:

	September 30, 2015
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facilities	Total
2015	$35	$—	$—	$35
2016	108	2,943	—	3,051
2017	239	6,271	—	6,510
2018	205	15,260	—	15,465
2019	215	142,625	100,000	242,840
Thereafter	2,394	125,274	—	127,668
Total	$3,196	$292,373	$100,000	$395,569

Credit Facilities Payable

On September 30, 2015, the Company entered into a credit agreement (“Credit Facility”) with KeyBanc Capital Markets Inc. for a $100,000 revolving Credit Facility.  The Company has an accordion feature to increase available borrowings up to $400,000, subject to certain conditions.  The Credit Facility matures on September 30, 2019.  The Company has a one year extension option which it may exercise as long as there is no existing default, it is in compliance with all covenants and it pays an extension fee equal to 0.15% of the commitment amount being extended, as defined.  Upon closing, the Company borrowed $100,000, the full amount of the revolving Credit Facility. As of September 30, 2015, the interest rate on the Credit Facility was 1.60%.

As of September 30, 2015, the terms of the Credit Facility stipulate:

•

monthly interest-only payments at a rate of one month LIBOR plus a margin ranging from 1.40% to 2.25% on the outstanding balance of the Credit Facility depending on leverage levels or the alternative base rate plus a margin ranging from 0.40% to 1.25% of the outstanding balance of the Credit Facility depending on leverage levels,

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

•	quarterly unused fees based on an annual rate of 0.15% or 0.25%, depending on the undrawn amount and
•

the requirement for a pool of unencumbered assets to support the Credit Facility, subject to certain covenants and minimum requirements related to the value and number of properties included in the collateral pool.

The credit agreement requires compliance with certain covenants including a minimum tangible net worth requirement, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the credit agreement become due.

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2015, the Company was current on all of the payments and other covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets or were guaranteed by the Sponsor. No fees were paid in connection with any guarantees issued by the Sponsor. As of September 30, 2015, the weighted average years to maturity for the Company’s mortgages payable was approximately 5 years.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap. For the three and nine months ended September 30, 2015 and 2014, the Company recorded interest expense of $(98) and $0 and $(267) and $71, respectively, related to interest rate swaps.

The following table summarizes the Company’s interest rate swap contracts outstanding as of September 30, 2015.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at September 30, 2015
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	$5,525	$(236)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	14,200	(557)
May 23, 2014	May 1, 2015	May 22, 2019	2.00%	8,484	(303)
June 6, 2014	June 1, 2015	May 8, 2019	2.15%	11,684	(479)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	20,725	(832)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	24,352	(744)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	9,561	(327)
December 16, 2014	December 16, 2014	June 22, 2016	1.97%	13,359	(160)
December 16, 2014	December 16, 2014	October 21, 2016	1.50%	10,837	(125)
December 16, 2014	December 16, 2014	May 9, 2017	1.13%	10,150	(95)
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(213)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	(815)
July 8, 2015	August 1, 2015	May 22, 2019	1.43%	1,426	(22)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(321)
				$199,517	$(5,229)

(a)	Receive floating rate index based upon 1 month LIBOR

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap agreements	Other liabilities	$5,229	Other liabilities	$2,089

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of comprehensive loss (“OCL”).  The ineffective portion of the change in fair value, if any, is recognized directly in earnings. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and OCL for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014
Amount of Loss Recognized in OCL on Derivative (Effective Portion)	$(3,865)	$230	$(5,114)	$(542)
Amount of Loss Reclassified from Accumulated OCL into Income (Effective Portion)	$800	$—	$1,707	$—
Amount of Loss Recognized in Income on Derivative (Ineffective Portion)	$—	$—	$2	$—

	Three months ended September 30,		Nine months ended September 30,
Derivatives Not Designated as Hedging Instruments	2015	2014	2015	2014
Amount of Loss Recognized in Income on Derivative (Ineffective Portion)	$98	$—	$269	$(71)

The amount that is expected to be reclassified from Accumulated OCL into income in the next twelve months is approximately $3,189.

NOTE 7 – DISTRIBUTIONS

The Company currently pays distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.001643836 per share based upon a 365-day period.  The table below presents the distributions paid and declared for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Distributions Paid	$11,027	$2,881	$30,059	$5,731
Distributions Declared	$11,509	$3,584	$31,955	$6,872

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of September 30, 2015 and 2014, the Company did not have any dilutive common share equivalents outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation (“Earnout liability”). The maximum potential earnout payment was $3,645 at September 30, 2015.

The table below presents the change in the Company’s earnout liability for the nine months ended September 30, 2015 and 2014.

	For the nine months ended September 30,
	2015	2014
Earnout liability-beginning of period	$3,646	$723
Increases:
Acquisitions	1,929	4,211
Amortization expense	57	132
Decreases:
Earnout payments	(3,095)	(1,868)
Other:
Adjustments to acquisition related costs	25	(9)
Earnout liability – end of period	$2,562	$3,189

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

NOTE 10 – SEGMENT REPORTING

The Company has one reportable segment, retail real estate, as defined by U.S. GAAP for the nine months ended September 30, 2015 and 2014.

Concentration of credit risk with respect to accounts receivable currently exists due to the small number of tenants currently comprising the Company's rental revenue. The concentration of revenues for these tenants increases the Company’s risk associated with nonpayment by these tenants. In an effort to reduce risk, the Company performs ongoing credit evaluations of its larger tenants.

For the nine months ended September 30, 2015, approximately 5.8% of the Company’s rental revenue was generated by three locations leased to Roundy’s Supermarkets, Inc.

NOTE 11 – TRANSACTIONS WITH RELATED PARTIES

The Company is a member of a limited liability company formed as an insurance association captive which is wholly-owned by the Company, Inland Real Estate Corporation, InvenTrust Properties Corp. and Retail Properties of America, Inc. This amount is recorded as an asset in investment in unconsolidated entity in the accompanying consolidated balance sheets.

The Company owns 1,000 shares of common stock in The Inland Real Estate Group of Companies, Inc. with a recorded value of $1 at September 30, 2015 and December 31, 2014. This amount is included in other assets in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2015 and 2014. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three months ended September 30,		Nine months ended September 30,		Amount Unpaid as of
		2015	2014	2015	2014	September 30, 2015	December 31, 2014
General and administrative reimbursements	(a)	$368	$121	$937	$285	$143	$139
Affiliate share purchase discounts	(b)	4	23	28	64	—	—
Total general and administrative expenses		$372	$144	$965	$349	$143	$139

Acquisition related costs		$290	$209	$1,047	$463	$269	$157
Acquisition fees		302	710	3,570	3,268	302	—
Total acquisition related costs	(c)	$592	$919	$4,617	$3,731	$571	$157

Offering costs	(d)	9,240	14,498	37,145	23,297	69	210
Sponsor non-interest bearing advances	(e)	—	—	—	—	—	1,630
Real estate management fees	(f)	669	212	1,801	391	—	—
Business management fees	(g)	1,361	441	3,551	215	1,361	558
Sponsor contribution	(h)	—	140	3,283	640	—	—

(a)

The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses of the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(b)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enables the related parties to purchase shares of common stock at $9.00 per share. The Company sold 28,061 and 64,017 shares to related parties during the nine months ended September 30, 2015 and 2014, respectively.

(c)

The Company pays the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired.  The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition of real estate assets, regardless of whether the Company acquires the real estate assets, subject to limits, as defined.  Such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss.  Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.  For the nine months ended September 30, 2015, the Business Manager permanently waived acquisition fees of $2,510.

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

(e)	As of December 31, 2014, the Sponsor advanced $1,630 to pay offering and organizational costs, all of which has been repaid as of September 30, 2015.
(f)

For each property that is managed by Inland National Real Estate Services, LLC, or its affiliates, collectively the Real Estate Managers, the Company pays a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. Each Real Estate Manager will determine, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by one of the Real Estate Managers or its affiliates, the Company will pay the Real Estate Manager a separate

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

leasing fee based upon prevailing market rates applicable to the geographic market of that property. Further, in the event that the Company engages its Real Estate Managers to provide construction management services for a property, the Company will pay a separate construction management fee based upon prevailing market rates applicable to the geographic market of the project.  For the nine months ended September 30, 2015, the Company incurred $70 in construction management fees which are included in Building and other improvements on the consolidated balance sheets.  The Company also reimburses each Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Managers and their affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of any of the Real Estate Managers.  Real estate management fees and reimbursable expenses are included in property operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

(g)

The Company pays the Business Manager an annual business management fee equal to 0.65% of its “average invested assets,” as defined in the business management agreement, payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. For the nine months ended September 30, 2014, the Business Manager was entitled to a business management fee in the amount equal to $874, of which $433 was permanently waived. The Business Manager also permanently waived business management fees of $226 incurred for the year ended December 31, 2013 during the nine months ended September 30, 2014. No fees were waived for the nine months ended September 30, 2015.

(h)

For the nine months ended September 30, 2015 and 2014, the Sponsor contributed $3,283 and $640, respectively, to the Company. The Sponsor has not received, and will not receive, any additional shares of our common stock for making these contributions. There is no assurance that our Sponsor will continue to contribute any additional monies.

NOTE 12 – OPERATING LEASES

Minimum lease payments to be received under operating leases, including ground leases, as of September 30, 2015 for the years indicated are as follows:

Minimum Lease Payments
2015 (remainder of year)	$14,466
2016	56,398
2017	52,135
2018	46,944
2019	38,899
Thereafter	201,842
Total	$410,684

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

Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and comprehensive loss. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and comprehensive loss.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 13 – SUBSEQUENT EVENTS

The board of directors of the Company declared distributions payable to stockholders of record each day beginning on the close of business on October 1, 2015 through the close of business on December 31, 2015. Distributions were declared in a daily amount equal to $0.001643836 per share, based upon a 365-day period, which equates to $0.60 or a 6% annualized rate based on a purchase price of $10.00 per share. Distributions were paid monthly in arrears, as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
September 2015	October 2015	$3,921	$2,108	221,941	$1,813
October 2015	November 2015	$4,311	$2,320	244,248	$1,991

The Company purchased the following properties from unaffiliated third parties subsequent to September 30, 2015.

Date Acquired	Property Name	Location	Square Footage	Purchase Price
10/1/2015	Settlers Ridge	Pittsburgh, PA	472,572	$139,150
10/1/2015	Milford Marketplace	Milford, CT	112,257	34,050
10/16/2015	Marketplace at El Paseo	Fresno, CA	224,683	70,000
10/19/2015	Blossom Valley Plaza	Turlock, CA	111,558	21,725
10/22/2015	Village at Burlington Creek	Kansas City, MO	158,046	35,446
10/29/2015	Oquirrh Mountain Marketplace	South Jordan, Utah	71,750	22,094
		Total	1,150,866	$322,465

Due to the timing of the acquisitions, the purchase price allocation for assets acquired and liabilities assumed at acquisition date and pro forma financial information are not being presented as the information was not available at the time of this filing.

The Company entered into the following financings subsequent to September 30, 2015.

Date	Property	Interest Rate (stated)	Principal Amount	Maturity Date	Swap Rate
10/2/2015	Green Tree Shopping Center	LIBOR + 1.45%	$13,100	11/1/2022	3.24%
10/22/2015	Village at Burlington Creek	4.25%	$17,723	11/1/2025	—
10/29/2015	Oquirrh Mountain Marketplace	LIBOR + 4.75% (floor 5.00%)	$12,000	1/27/2016	—

The Company terminated its Offering on October 16, 2015.  As of the termination date, the Company had issued 86,161,431 shares of common stock, generating aggregate gross proceeds of $856,500.  Of those amounts, 83,835,055 shares, generating aggregate gross proceeds of $834,399, were sold pursuant to the best efforts portion of the Offering and 2,326,376 shares, generating aggregate gross proceeds of $22,101, were sold pursuant to the DRP.  On October 19, 2015, the Company filed a Registration Statement on Form S-3D pursuant to which the Company is offering up to 25,000,000 shares of common stock to its existing stockholders pursuant to the DRP at a price equal to $9.50 per share until such time as the Company reports an estimated value of its shares.  On and after the date on which the Company reports an estimated value of its shares, the purchase price under the DRP will be equal to the estimated value of a share of common stock, as determined by the Company’s board of directors and reported by the Company from time to time.

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

•

We have incurred net losses on a U.S. GAAP basis for the nine months ended September 30, 2015 and 2014, and there is no assurance that we will become profitable or generate positive cash flow from operations;

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

The following discussion and analysis relates to the three and nine months ended September 30, 2015 and 2014 and as of September 30, 2015 and December 31, 2014. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

Core real estate assets are those assets that typically satisfy some, but not necessarily all, of the following criteria:

•	properties located within major regional markets or accelerating secondary markets;
•	properties with above-market occupancy rates, with leases that provide for market rental rates and that have staggered maturity dates; and
•	properties that have anchor tenants with strong credit ratings.

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

On October 18, 2012, we commenced our initial public offering, referred to herein as the “Offering,” and it concluded on October 16, 2015. We offered 150,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation, or “Inland Securities,” our dealer manager, a wholly owned subsidiary of our Sponsor. “Best efforts” means that Inland Securities was not obligated to purchase any specific number or dollar amount of shares. We also offered up to 30,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elected to participate in our distribution reinvestment plan (“DRP”). On October 5, 2015, our board of directors approved the amendment and restatement of the DRP, effective on November 2, 2015. On October 19, 2015, we filed a Registration Statement on Form S-3D pursuant to which we are offering up to 25,000,000 shares of our common stock at a price of $9.50 per share to existing stockholders who elect to participate in the amended DRP. On and after the date on which we report an estimated value of our shares, the price per share under the DRP will be equal to the estimated value of a share, as determined by our board of directors and reported by us from time to time. We qualified and elected to be taxed as a REIT commencing with the tax year ended December 31, 2013 for federal income tax purposes.

At September 30, 2015, we owned 47 retail properties, totaling approximately 4.6 million square feet. At September 30, 2015, our portfolio had weighted average physical and economic occupancy of 96.2% and 97.0%, respectively. Economic occupancy excludes square footage associated with an earnout component. At the time of acquisition, some properties were subject to an earnout component to the purchase price, meaning we did not pay a portion of the purchase price at closing related to certain vacant spaces, although we own the entire property. We are not obligated to pay this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the acquisition agreement. As of September 30, 2015 and 2014, annualized base rent (“ABR”) per square foot averaged $15.85 and $16.25, respectively, for all properties owned. ABR is calculated by annualizing the current, in place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. ABR including ground leases averaged $13.45 and $14.89, as of September 30, 2015 and 2014, respectively.

Company Highlights - Nine Months Ended September 30, 2015

Acquisitions

We acquired 16 retail properties totaling 2.1 million square feet for approximately $361.6 million, net of debt assumed. Subsequent to September 30, 2015, we acquired 6 additional retail properties totaling 1.2 million square feet for approximately $304.7 million, net of debt assumed.

Financings

We financed 8 properties through borrowing $70.6 million and assuming $40.3 million in secured first mortgages with a weighted average stated interest rate of 4.00% per annum and a weighted average maturity of 5.9 years.  In addition, we secured a $100 million credit agreement (“Credit Facility”) with the ability to expand to $400 million. Subsequent to September 30, 2015, we financed 3 properties through borrowing $25.1 million and assuming $17.7 million in secured first mortgages with a weighted average stated interest rate of 4.14% per annum and a weighted average maturity of 6.3 years.

Capital

We generated gross proceeds (excluding DRP proceeds) totaling $381.9 million from our "best-efforts" offering which closed on October 16, 2015.

Outlook

We continue to expand our portfolio by acquiring multi-tenant necessity-based retail shopping centers.  We believe we will see overall operating performance increase in 2015 as we increase the number of retail properties owned.

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

At the September 2015, Federal Open Market Committee meeting of the Federal Reserve Board (“Federal Reserve”), the Federal Reserve “reaffirmed its view that the current zero to ¼ percent target range for the federal funds rate remains appropriate.” The Federal Reserve noted economic activity is expanding at a moderate pace and inflation is expected to remain near its recent low level, however, it expects inflation to rise gradually towards its objective of two percent. The Federal Reserve has not provided any clear indication as to when it will raise the federal funds rate.   We believe interest rates will rise in the future as the economy continues to expand. We anticipate low interest rates to continue in the near term.

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

SELECT PROPERTY INFORMATION

Investment Properties

As of September 30, 2015
Number of properties	47
Purchase price	$849,200,554
Total square footage	4,633,023
Weighted average physical occupancy	96.2%
Weighted average economic occupancy	97.0%
Weighted average remaining lease term	6.8 years

The table below presents information for each of our investment properties as of September 30, 2015.

		As of September 30, 2015
Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Principal Balance (in thousands)	Interest Rate
Dollar General (12 properties)	Various	111,890	100.0%	100.0%	$7,480	4.33%
Newington Fair	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons	Olive Branch, MS	159,258	100.0%	100.0%	15,260	2.10%
Park Avenue	Little Rock, AR	69,379	68.9%	97.1%	11,684	3.90%
North Hills Square	Coral Springs, FL	63,829	98.1%	98.1%	5,525	4.02%
Mansfield Shopping Center	Mansfield, TX	148,529	96.7%	96.7%	14,200	3.90%
Lakeside Crossing	Lynchburg, VA	67,034	100.0%	100.0%	9,911	3.87%
MidTowne Shopping Center	Little Rock, AR	126,288	95.6%	95.6%	20,725	4.07%
Dogwood Festival	Flowood, MS	187,610	95.0%	95.0%	24,352	3.60%
Pick N Save Center	West Bend, WI	86,800	92.9%	100.0%	9,561	3.54%
Harris Plaza	Layton, UT	123,890	90.2%	90.2%	—	—
Dixie Valley	Louisville, KY	119,981	92.5%	92.5%	6,114	3.62%
The Landings at Ocean Isle	Ocean Isle, NC	53,220	92.2%	92.2%	—	—
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,606	95.2%	95.2%	15,591	3.47%
Harvest Square	Harvest, AL	70,590	93.2%	93.2%	6,800	4.65%
Heritage Square	Conyers, GA	22,385	88.8%	88.8%	4,460	5.10%
The Shoppes at Branson Hills	Branson, MO	256,329	94.3%	94.3%	26,700	3.27%
Branson Hills Plaza	Branson, MO	210,201	100.0%	100.0%	2,967	5.78%
Copps Grocery Store	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza	Neenah, WI	171,121	96.7%	96.7%	10,836	3.35%
Shoppes at Lake Park	West Valley City, UT	52,997	100.0%	100.0%	—	—
Plaza at Prairie Ridge	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Center	Katy, TX	147,621	97.5%	99.1%	—	—
Eastside Junction	Athens, AL	79,700	89.0%	89.0%	6,270	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.7%	98.7%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	98.2%	98.2%	15,930	5.48%
Regal Court	Shreveport, LA	362,961	98.4%	98.4%	—	—
Shops at Hawk Ridge	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	64.9%	64.9%	4,650	5.30%
Whispering Ridge	Omaha, NE	69,676	100.0%	100.0%	—	—
Frisco Marketplace	Frisco, TX	112,024	94.9%	94.9%	—	—
White City	Shrewsbury, MA	257,080	100.0%	100.0%	49,400	3.25%
Treasure Valley	Nampa, ID	112,259	100.0%	100.0%	—	—
Yorkville Marketplace	Yorkville, IL	111,591	92.5%	92.5%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	99.4%	99.4%	13,700	3.30%
2727 Iowa Street	Lawrence, KS	84,981	88.7%	100.0%	—	—
Portfolio Total		4,633,023	96.2%	97.0%	295,569	3.79%

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in place as of September 30, 2015.

Tenant Name	Number of Leases	Annualized Base Rent ($)	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot($)	Square Footage	Percent of Total Portfolio Square Footage
Dicks Sporting Goods, Inc	5	3,002,375	5.0%	13.03	230,392	5.1%
Roundy's/Pick N Save/Copps Supermarkets	3	2,959,031	4.9%	14.74	200,737	4.5%
Petsmart	8	2,323,625	3.9%	14.54	159,811	3.6%
Albertsons/Jewel/Shaws	2	2,115,394	3.5%	16.54	127,892	2.9%
TJ Maxx/HomeGoods/Marshalls	9	2,114,689	3.5%	9.15	231,222	5.2%
Kohl's Department Stores	4	1,888,439	3.2%	5.68	332,461	7.4%
Sports Authority	3	1,635,440	2.7%	13.13	124,568	2.8%
Ross Dress for Less, Inc	5	1,293,607	2.2%	9.79	132,132	2.9%
Dollar General	12	1,132,222	1.9%	10.12	111,890	2.5%
Ulta Salon, Cosmetics & Fragrance	5	1,097,856	1.8%	20.75	52,899	1.2%
Top ten tenants	56	19,562,678	32.6%	11.48	1,704,004	38.1%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in place at September 30, 2015.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,058,713	23.6%	12.8%
Home Goods	709,137	15.8%	12.8%
Grocery	536,188	12.0%	12.6%
Apparel & Accessories	412,818	9.2%	11.6%
Lifestyle, Health Clubs, Books & Phones	397,565	8.9%	11.5%
Sporting Goods	387,125	8.6%	9.6%
Restaurant	303,497	6.8%	8.7%
Pet Supplies	230,447	5.1%	6.5%
Consumer Services, Salons, Cleaners, Banks	190,591	4.3%	5.9%
Health, Doctors & Health Foods	120,293	2.7%	4.9%
Other	131,279	3.0%	3.1%
Total	4,477,653	100.0%	100.0%

The following table sets forth a summary, as of September 30, 2015, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	56%	8.4
Junior Box	5,000-9,999	14%	6.2
Small Shop	Less than 5,000	30%	4.1
Total		100%	6.8

Lease Expirations

The following table sets forth a summary, as of September 30, 2015, of lease expirations scheduled to occur during the remainder of 2015 and each of the calendar years from 2016 to 2024 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to September 30, 2015.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage(a)	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (b)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot (a)
2015 (remainder of year)	21	47,505	1.1%	913,848	1.5%	$19.24
2016	56	191,080	4.3%	3,714,381	5.9%	19.44
2017	54	226,311	5.1%	4,729,359	7.6%	20.90
2018	68	316,534	7.1%	5,545,845	8.9%	17.52
2019	63	576,344	12.9%	8,190,293	13.1%	14.21
2020	48	320,569	7.2%	4,593,781	7.3%	14.33
2021	21	132,585	3.0%	2,451,540	3.9%	18.49
2022	21	286,540	6.4%	5,061,192	8.1%	17.66
2023	35	412,966	9.2%	5,723,648	9.1%	13.86
2024	23	178,654	4.0%	3,659,232	5.8%	20.48
Thereafter	59	1,788,565	39.7%	18,016,853	28.8%	10.07
Leased Total	469	4,477,653	100.0%	$62,599,972	100.0%	$13.98

(a)	Includes ground leases. Annualized base rent excluding ground leases was $16.29 per square foot for total expiring leases.
(b)	Represents the base rent in place for the applicable property at the time of the lease expiration.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds is to acquire real estate assets, to pay operating and offering expenses, to pay interest on our outstanding indebtedness, to pay distributions to our stockholders and to fund our Share Repurchase Program (“SRP”).  We generally seek to fund our cash needs for items other than asset acquisitions and offering costs from operations. Our cash needs for acquisitions are funded primarily from the sale of our shares, including those offered for sale through our DRP, as well as financing obtained concurrent with an acquisition or in the future. There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations. Our Business Manager and Inland Real Estate Acquisitions, Inc. evaluate potential acquisitions and engage in negotiations with sellers and lenders on our behalf. Pending investment in real estate assets, we may decide to invest our cash (including proceeds from the Offering) in investments that yield lower returns than those earned on real estate assets.

As our Offering concluded on October 16, 2015, potential future sources of liquidity include property operations, proceeds from our amended DRP, proceeds from secured or unsecured financings from banks or other lenders, including our Credit Facility, and proceeds from the sale of assets.  If necessary, we may use financings or other sources of liquidity (capital) in the event of unforeseen significant capital expenditures.

Although we entered into a Credit Facility agreement on September 30, 2015, our financing strategy will remain consistent with recent acquisitions. Management expects overall debt to be at approximately 50% of the purchase price of the properties, including any proceeds from the Credit Facility.

From our formation through September 30, 2015, our liquidity needs have primarily been to purchase 47 retail properties, to pay operating, organization and offering costs and to pay distributions. During the nine months ended September 30, 2015, we funded the purchase of 16 retail properties with mortgage debt of approximately $110.9 million and proceeds from the Offering of $290.9 million.

As of September 30, 2015, we had total debt outstanding of approximately $395.6 million, excluding mortgage premiums, net of accumulated amortization, which bore interest at a weighted average interest rate of 3.23% per annum, of which approximately $3.0 million is due in 2016, $6.5 million is due in 2017, $15.5 million is due in 2018, $242.9 million is due in 2019 and the remaining amount of approximately $127.7 million is due after 2019. As of September 30, 2015 and December 31, 2014, our borrowings were 47% and 42%, respectively, of the purchase price of our properties.

Cash Flow Analysis

	Nine months ended September 30,
	2015	2014
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$19,230	$2,233
Net cash flows used in investing activities	$(362,758)	$(215,163)
Net cash flows provided by financing activities	$491,188	$308,408

Cash provided by operating activities increased $17.0 million to $19.2 million during the nine months ended September 30, 2015 from $2.2 million during the nine months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, funds generated from rental and tenant recovery income were partially offset by property operating, interest, acquisition and general and administrative expenses. The increase from 2014 to 2015 is due to the growth of our real estate portfolio.

Cash used in investing activities increased $147.6 million to $362.8 million during the nine months ended September 30, 2015 from $215.2 million during the nine months ended September 30, 2014.  The increase was primarily attributable to:

•	$143.8 million increase in purchase of investment properties,
•	$2.1 million increase in other assets and restricted escrows, and
•	$1.7 million increase in capital expenditures and leasing fees.

Cash provided by financing activities increased $182.8 million to $491.2 million during the nine months ended September 30, 2015 from $308.4 million during the nine months ended September 30, 2014.  The increase was primarily attributable to:

•	$138.7 million increase in offering proceeds, $11.2 million increase in proceeds from the DRP, partially offset by an increase in share repurchases of $2.4 million,
•

$100.0 million increase in proceeds from credit facilities payable, partially offset by a decrease in proceeds from mortgages payable of $23.9 million, an increase in payment of mortgages payable of $0.1 million and loan costs of $0.9 million, and

•	$2.6 million increase in sponsor contributions.

partially offset by:

•	$24.3 million increase in distributions paid,
•	$15.3 million increase in payment of offering costs,
•	$1.6 million repayment in due to related parties, and
•	$1.2 million increase in the payment of the deferred investment property acquisition obligations (earnout liability).

A summary of the distributions declared, distributions paid and cash flows provided by operations for the nine months ended September 30, 2015 and 2014 follows (dollar amounts in thousands):

Nine Months Ended September 30,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total (2)	Cash Flows From Operations	Net Offering Proceeds (3) (4)
2015	$31,955	$0.50	$15,943	$14,116	$30,059	$19,230	$342,401
2014	$6,872	$0.45	$2,841	$2,890	$5,731	$2,233	$219,014

(1)	Assumes a share was issued and outstanding each day during the period. Per share amounts are based on weighted average number of common shares outstanding.
(2)

On February 19, 2015, our Sponsor contributed $3,283 to our capital.  For U.S. GAAP purposes, these monies have been treated as a contribution of capital from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for this contribution.  We are treating this contribution as taxable income to us.

(3)	A portion of distributions paid for the nine months ended September 30, 2015 and 2014 were paid from the net proceeds of our Offering.
(4)	The Offering commenced on October 18, 2012 and concluded on October 16, 2015.

Results of Operations

The following discussions are based on our consolidated financial statements for the three and nine months ended September 30, 2015 and 2014. Dollar amounts are stated in thousands.

These sections describe and compare our results of operations for the three and nine months ended September 30, 2015 and 2014. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended September 30, 2015 and 2014

A total of 20 of our 47 investment properties were acquired on or before July 1, 2014 and represent our “same store” properties during the three months ended September 30, 2015 and 2014. “Non-same store,” as reflected in the table below, includes properties acquired after July 1, 2014. For the three months ended September 30, 2015, 27 properties were included in non-same store and for the three months ended September 30, 2014, 2 properties were included in non-same store. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line rental income, amortization of lease intangibles, interest, and depreciation and amortization for the three months ended September 30, 2015 and 2014, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Three months ended September 30,
	2015	2014
Rental and tenant recovery income:
“Same store” investment properties, 20 properties
Rental income	$4,195	$4,130
Tenant recovery income	1,125	1,014
Other property income	35	32
“Non-same store” investment properties
Rental income	10,646	607
Tenant recovery income	3,046	133
Other property income	25	—
Total property income	$19,072	$5,916

Property operating expenses:
“Same store” investment properties
Property operating expenses	$773	$749
Real estate tax expense	580	570
“Non-same store” investment properties
Property operating expenses	1,862	68
Real estate tax expense	1,927	96
Total property operating expenses	$5,142	$1,483

Property net operating income
“Same store” investment properties	$4,002	$3,857
“Non-same store” investment properties	9,928	576
Total property net operating income	$13,930	$4,433

Other income:
Straight-line rental income	$588	$95
Amortization of lease intangibles, net	102	31
Interest and other income	61	22
Equity in earnings (loss) of unconsolidated entity	(13)	86

Other expense:
General and administrative expenses	914	470
Acquisition related expenses	1,071	1,020
Business management fee	1,361	441
Depreciation and amortization	9,001	2,635
Interest expense	2,583	918
Net loss	$(262)	$(817)

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended September 30, 2015, with the results of the same investment properties owned during the three months ended September 30, 2014, property net operating income increased $146, total property income increased $179 and total property operating expenses including real estate tax expense increased $33 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

The increase in “same store” total property income is primarily due to scheduled rent increases, earnout closings mid-2014 and early 2015 and higher total property operating expenses which led to higher tenant recovery income.  The increase in total property operating expenses is primarily due to an increase in real estate tax expense and an increase in repairs and maintenance expense during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

“Non-same store” total property net operating income increased $9,351 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase is a result of acquiring 27 retail properties after July 1, 2014. On a “non-same store” basis, total property income increased $12,977 and total property operating expenses increased $3,626 during the three months ended September 30, 2015 as a result of these acquisitions.

Other income. Other income increased $504 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase is due to the acquisition of investment properties throughout 2014 and 2015, which increased straight-line rental income by $493 and amortization of lease intangibles, net by $71. The increase is also due to an increase in interest income of $39 as a result of increased cash available to invest due to an increase in offering proceeds offset by a decrease of $99 in equity in earnings (loss) of unconsolidated entity.

Other expense. Other expense increased $9,446 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase is primarily due to an increase in depreciation and amortization, interest expense, business management fees and acquisition related expenses.

General and administrative expenses increased $444 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.  This increase is due to the growth in our real estate portfolio year over year.

Depreciation and amortization increased $6,366 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This increase is due to the acquisition of 27 retail properties after July 1, 2014.

Interest expense increased $1,665 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase is due to the financing of 20 properties after July 1, 2014.

Business management fees increased $920 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to an increase in the Company’s average invested assets.

Acquisition related expenses increased $51 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. These expenses include acquisition, dead deal and transaction related costs and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

Comparison of the nine months ended September 30, 2015 and 2014

A total of 14 of our 47 investment properties were acquired on or before January 1, 2014 and represent our “same store” properties during the nine months ended September 30, 2015 and 2014. “Non-same store,” as reflected in the table below, includes properties acquired after January 1, 2014. For the nine months ended September 30, 2015, 33 properties were included in non-same store and for the nine months ended September 30, 2014, 8 properties were included in non-same store. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line rental income, amortization of lease intangibles, interest, and depreciation and amortization for the nine months ended September 30, 2015 and 2014, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Nine months ended September 30,
	2015	2014

Rental and tenant recovery income:
“Same store” investment properties, 14 properties
Rental income	$3,585	$3,487
Tenant recovery income	701	727
“Non-same store” investment properties
Rental income	34,445	5,390
Tenant recovery income	9,125	1,442
Other property income	152	36
Total property income	$48,008	$11,082

Property operating expenses:
“Same store” investment properties
Property operating expenses	$497	$482
Real estate tax expense	427	406
“Non-same store” investment properties
Property operating expenses	6,596	1,011
Real estate tax expense	5,374	826
Total property operating expenses	$12,894	$2,725

Property net operating income
“Same store” investment properties	$3,362	$3,326
“Non-same store” investment properties	31,752	5,031
Total property net operating income	$35,114	$8,357

Other income:
Straight-line rental income	$1,198	$188
Amortization of lease intangibles, net	510	17
Interest and other income	165	40
Equity in earnings (loss) of unconsolidated entity	(118)	78

Other expense:
General and administrative expenses	2,669	1,288
Acquisition related expenses	5,941	4,384
Business management fee	3,551	215
Depreciation and amortization	22,616	4,858
Interest expense	6,477	1,679
Net loss	$(4,385)	$(3,744)

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the nine months ended September 30, 2015, with the results of the same investment properties owned during the nine months ended September 30, 2014, property net operating income increased $36, total property income increased $72 and total property operating expenses including real estate tax expense increased $36 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

The increase in “same store” total property income is primarily due to scheduled rent increases partially offset by decreased tenant recovery income due to a lower recovery percentage.  The increase in total property operating expenses is primarily due to an increase in real estate tax expense and an increase in repairs and maintenance expense during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

“Non-same store” total property net operating income increased $26,721 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase is a result of acquiring 33 retail properties after January 1, 2014. On a “non-same store” basis, total property income increased $36,854 and total property operating expenses increased $10,133 during the nine months ended September 30, 2015 as a result of these acquisitions.

Other income. Other income increased $1,432 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase is due to the acquisition of investment properties throughout 2014 and 2015, which increased straight-line rental income by $1,010 and amortization of lease intangibles, net by $493. The increase is also due to an increase in interest income of $125 as a result of increased cash available to invest due to an increase in offering proceeds offset by a decrease of $196 in equity in earnings (loss) of unconsolidated entity.

Other expense. Other expense increased $28,830 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase is primarily due to an increase in depreciation and amortization, interest expense, business management fees and acquisition related expenses.

General and administrative expenses increased $1,381 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  This increase is due to the growth in our real estate portfolio year over year.

Depreciation and amortization increased $17,758 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This increase is due to the acquisition of 33 retail properties after January 1, 2014.

Interest expense increased $4,798 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase is due to the financing of 21 properties after January 1, 2014.

Business management fees increased $3,336 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. For the nine months ended September 30, 2014, the Business Manager was entitled to a business management fee in the amount equal to $433, which was permanently waived. During the nine months ended September 30, 2014, the Business Manager also permanently waived business management fees of $226 incurred for the year ended December 31, 2013.

Acquisition related expenses increased $1,557 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. These expenses include acquisition, dead deal and transaction related costs and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates. The increase for the nine months ended September 30, 2015 is due to an increase in acquisition activity during 2015.

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

We are authorized to fund any repurchases by using only the proceeds generated from sales of shares under our DRP and we will limit the number of Ordinary Repurchases, as defined in the SRP, during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. Prior to the date the Company reports an estimated value of its shares, the repurchase price will be equal to or below the price of the shares specified in the Offering.

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

Our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other REITs. We believe that the use of FFO and MFFO provides a more complete understanding of our operating performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. Neither FFO nor MFFO is intended to be an alternative neither to “net income” nor to “cash flows from operating activities” as determined by U.S. GAAP as a measure of our capacity to pay distributions. Management uses FFO and MFFO to compare our operating performance to that of other REITs and to assess our operating performance.

Our FFO and MFFO for the nine months ended September 30, 2015 and 2014 is calculated as follows:

		Nine months ended September 30,
		2015	2014
		(Dollar amounts in thousands)
	Net loss	$(4,385)	$(3,744)
Add:	Depreciation and amortization related to investment properties	22,616	4,858
	Funds from operations (FFO)	$18,231	$1,114

Add:	Acquisition related costs	5,941	4,384
	Amount of loss recognized in income on derivative (ineffective portion)	(269)	71
Less:	Amortization of acquired market lease intangibles, net	(510)	(17)
	Straight-line rental income	(1,198)	(188)
	Modified funds from operations (MFFO)	$22,195	$5,364

Subsequent Events

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on October 1, 2015 through the close of business on December 31, 2015. Distributions were declared in a daily amount equal to $0.001643836 per share, based upon a 365-day period, which equates to $0.60 or a 6% annualized rate based on a purchase price of $10.00 per share. Distributions were paid monthly in arrears, as follows:

(Dollar amounts in thousands)

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
September 2015	October 2015	$3,921	$2,108	221,941	$1,813
October 2015	November 2015	$4,311	$2,320	244,248	$1,991

The Company purchased the following properties from unaffiliated third parties subsequent to September 30, 2015.

Date Acquired	Property Name	Location	Square Footage	Purchase Price
10/1/2015	Settlers Ridge	Pittsburgh, PA	472,572	$139,150
10/1/2015	Milford Marketplace	Milford, CT	112,257	34,050
10/16/2015	Marketplace at El Paseo	Fresno, CA	224,683	70,000
10/19/2015	Blossom Valley Plaza	Turlock, CA	111,558	21,725
10/22/2015	Village at Burlington Creek	Kansas City, MO	158,046	35,446
10/29/2015	Oquirrh Mountain Marketplace	South Jordan, Utah	71,750	22,094
		Total	1,150,866	$322,465

The Company entered into the following financings subsequent to September 30, 2015.

Date	Property	Interest Rate (stated)	Principal Amount	Maturity Date	Swap Rate
10/2/2015	Green Tree Shopping Center	LIBOR + 1.45%	$13,100	11/1/2022	3.24%
10/22/2015	Village at Burlington Creek	4.25%	$17,723	11/1/2025	—
10/29/2015	Oquirrh Mountain Marketplace	LIBOR + 4.75% (floor 5.00%)	$12,000	1/27/2016	—

We terminated our Offering on October 16, 2015.  As of the termination date, we had issued 86,161,431 shares of common stock, generating aggregate gross proceeds of $856.5 million.  Of those amounts, 83,835,055 shares, generating aggregate gross proceeds of $834.4 million, were sold pursuant to the best efforts portion of the Offering and 2,326,376 shares, generating aggregate gross proceeds of $22.1 million, were sold pursuant to the DRP.  On October 19, 2015, we filed a Registration Statement on Form S-3D pursuant to which we are offering up to 25,000,000 shares of common stock to our existing stockholders pursuant to the DRP at a price equal to $9.50 per share until such time as we report an estimated value of our shares.  On and after the date on which we report an estimated value of our shares, the purchase price under the DRP will be equal to the estimated value of a share of common stock, as determined by our board of directors and reported by us from time to time.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to various market risks, including those caused by changes in interest rates and commodity prices. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We have entered into, and may continue to enter into, financial instruments to manage and reduce the impact of changes in interest rates. We may also enter into financial instruments to manage and reduce the impact of changes in commodity prices. The counterparties are, and are expected to continue to be, major financial institutions.

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets and fund capital expenditures. We currently have exposure to financial market risks as approximately 32% of our long-term debt has a variable rate of interest as of September 30, 2015. As of September 30, 2015, we had outstanding debt, which is subject to fixed interest rates and variable rates, of $395,568,951, excluding mortgage premiums, bearing interest rates in the range of 1.94% to 5.95% per annum and a weighted average interest rate of 3.23%, which includes the effect of interest rate swaps.

If interest rates on all debt which bears interest at variable rates as of September 30, 2015 permanently increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by approximately $2,270,990 annually. If interest rates on all debt which bears interest at variable rates as of September 30, 2015 permanently decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

With regard to fixed rate financing, interest rate fluctuations generally affect the fair value, but not our earnings or cash flows. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until their maturity or earlier prepayment.

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

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of September 30, 2015:

(Dollar amounts in thousands)

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at September 30, 2015
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	$5,525	$(236)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	14,200	(557)
May 23, 2014	May 1, 2015	May 22, 2019	2.00%	8,484	(303)
June 6, 2014	June 1, 2015	May 8, 2019	2.15%	11,684	(479)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	20,725	(832)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	24,352	(744)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	9,561	(327)
December 16, 2014	December 16, 2014	June 22, 2016	1.97%	13,359	(160)
December 16, 2014	December 16, 2014	October 21, 2016	1.50%	10,837	(125)
December 16, 2014	December 16, 2014	May 9, 2017	1.13%	10,150	(95)
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(213)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	(815)
July 8, 2015	August 1, 2015	May 22, 2019	1.43%	1,426	(22)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(321)
				$199,517	$(5,229)

(a)	Receive floating rate index based upon 1 month LIBOR

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended September 30, 2015.

We have incurred a net loss on a U.S. GAAP basis for the three and nine months ended September 30, 2015 of $0.3 million and $4.4 million, respectively. Our losses can be attributed, in part, to acquisition related expenses and depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We were formed in August 2011 and, as of September 30, 2015, had acquired 47 retail properties. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and invest in real estate assets.

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $0.25 million per depositor per insured bank account. At September 30, 2015, we had cash and cash equivalents exceeding these federally insured levels. If the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of September 30, 2015, we had $127.6 million or 32% of our total debt that bore interest at variable rates with a weighted average interest rate of 1.69%.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our Offering and DRP, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment, and is dilutive to our stockholders.

We have not yet generated positive cash flow from operations to cover distribution payments and may not do so unless our asset base grows significantly. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, during the pendency of our Offering, we have paid and will likely continue to pay distributions from the net proceeds of our Offering. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering and DRP, to pay distributions. There is no assurance we will generate sufficient cash flow from operations to cover distributions. We began declaring distributions to stockholders of record during December 2012. Approximately 37% ($15.5 million) of the distributions paid to stockholders through September 30, 2015, have been paid from the net proceeds of our Offering, which reduces the proceeds available for other purposes. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. In addition, by using the net proceeds of our Offering to fund distributions, earlier investors may have benefitted from the investments made with funds raised later in our Offering, while later investors may not have benefitted from all of the net offering proceeds raised from earlier investors.

An estimated value of our shares of common stock may not exceed the price at which we are offering shares under the DRP.

Under rules published by the Financial Industry Regulatory Authority (“FINRA”), registered broker-dealers must disclose a per share estimated value.  Due to uncertainties in the marketplace and other factors which could impact our results of operations and financial condition, the future per share estimated value of our shares may be less than the price at which stockholders purchased shares in the Offering or the price of our shares currently offered through our DRP.

The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.

On September 30, 2015, we entered into a credit agreement with KeyBanc Capital Markets Inc. for a $100 million revolving Credit Facility. The credit agreement provides us with the ability from time to time to increase the size of the revolving Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of five unencumbered properties with an unencumbered pool value of $100 million or above and by a guaranty by certain of our subsidiaries. Upon closing, we borrowed $100 million, the full amount of the revolving Credit Facility.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a minimum tangible net worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. These covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our funds from operations, excluding acquisition expenses, or adjusted “FFO,” for that period. For the fiscal quarter ended September 30, 2015, distributions did not exceed 95% of our adjusted FFO.

The credit agreement also provides for several customary events of default, including, among other things, the failure to comply with our covenants and the failure to pay when amounts outstanding under the credit agreement become due. Declaration of a default by the lenders under the credit agreement could restrict our ability to borrow additional monies and could cause all amounts to become immediately due and payable, which would materially adversely affect our liquidity and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2012, our Registration Statement on Form S-11 (File No. 333-176775), covering a public offering of up to 180,000,000 shares of common stock, was declared effective under the Securities Act. The Offering commenced on October 18, 2012 and closed on October 16, 2015.

Pursuant to the Offering, we sold 83,835,055 shares on a “best efforts” basis, equal to $834,399,343 in aggregate gross proceeds, and 2,326,376 shares under the DRP, equal to $22,100,569 in aggregate gross proceeds, as of the termination date.

From the effective date of the Offering through September 30, 2015, we had sold the following securities in the Offering and the DRP for the following aggregate offering prices:

•	79,697,029 shares, equal to $793,158,487 in aggregate gross offering proceeds, in the best efforts offering; and
•	2,104,418 shares, equal to $19,991,967 in aggregate gross offering proceeds, pursuant to the DRP.

From the effective date of the Offering through September 30, 2015, we have paid the following costs in connection with the issuance and distribution of the registered securities:

Type of Costs	Amount
Offering costs paid to related parties (1)	$71,876,033
Offering costs paid to non-related parties	8,856,336
Total offering costs paid	$80,732,369

(1)

“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, the dealer manager of the Offering, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through September 30, 2015, the net offering proceeds to us from the Offering, after deducting the total expenses incurred described above, were approximately $732.4 million. As of September 30, 2015, we had used approximately $431.5 million of these net proceeds to purchase interests in real estate and pay related costs, of which $5.9 million was paid to related parties, approximately $25.2 million for repayment of indebtedness used to purchase interests in real estate, approximately $4.1 million to pay loan origination costs, approximately $15.5 million to pay distributions, $100,000 to fund our investment in the insurance captive, and approximately $1.1 million to fund our operations. The remaining net proceeds were held as cash at September 30, 2015.

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act.

Share Repurchase Program

Under the SRP, we are authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested, if we choose to repurchase them. Subject to funds being available, we will limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding at December 31st of the previous calendar year. Funding for the SRP will come from proceeds we receive from the DRP. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit will apply. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. In addition, our board of directors, in its sole direction, may, at any time, amend, suspend or terminate the SRP.

The table below outlines the shares we repurchased pursuant to our SRP during the quarter ended September 30, 2015.

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 2015	22,867	22,867	$9.76	22,867	1,905,052
August 2015	36,406	36,406	9.83	36,406	1,868,646
September 2015	23,019	23,019	10.00	23,019	1,845,627
Total	82,292	82,292	$9.86	82,292

(1)	Our SRP was announced on October 18, 2012

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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ JoAnn M. McGuinness
By:	JoAnn M. McGuinness
President and principal executive officer
Date:	November 12, 2015

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer (co-principal financial officer)
Date:	November 12, 2015

/s/ David Z. Lichterman
By:	David Z. Lichterman
Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)
Date:	November 12, 2015

Exhibit Index

Exhibit No.	Description

3.1

Second Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 13, 2015 (file number 000-55146))

4.1

Amended and Restated Distribution Reinvestment Plan, effective November 2, 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 9, 2015 (file number 000-55146))

10.1

Credit Agreement, dated as of September 30, 2015, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., as lead arranger, and other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the Securities and Exchange Commission on November 12, 2015, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.