Form 10-K
period 2015-12-31
Inland Real Estate Income Trust, Inc.
filed 2016-03-15
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-55146

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established public market for the registrant’s shares of common stock. The registrant completed its initial public offering of its shares of common stock pursuant to a registration statement on Form S-11 on October 16, 2015, which shares were sold at a purchase price of $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $710,989,778 based on a per share price of $10.00.  As of March 4, 2016, there were 86,808,619 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of the fiscal year, into Part III of this Form 10-K to the extent stated herein.

INLAND REAL ESTATE INCOME TRUST, INC.

PART I

Item 1.	Business

General

Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company”, “we”, “our” or “us”) was incorporated on August 24, 2011 as a Maryland corporation.  We were formed to acquire, directly or indirectly, a diversified portfolio of commercial real estate located throughout the United States. We are permitted to acquire retail properties, office buildings, multi-family properties and industrial/distribution and warehouse facilities. To date, we have focused on acquiring retail properties. We may acquire these properties directly or through joint ventures.  We also may invest in real estate-related equity securities as well as commercial mortgage-backed securities.  Our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” is an indirect subsidiary of The Inland Group, Inc.  Various affiliates of our Sponsor are involved in our business. We are externally managed and advised by IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager,” an indirect wholly owned subsidiary of our Sponsor. Our Business Manager is responsible for overseeing and managing our day-to-day operations.  Our properties are managed by Inland National Real Estate Services, LLC and, subsequent to the end of the year, are being managed by Inland Commercial Real Estate Services LLC, referred to herein as our “Real Estate Managers,” indirect wholly owned subsidiaries of our Sponsor.

On October 18, 2012, we commenced our initial public offering, referred to herein as the “Offering,” and it concluded on October 16, 2015. We offered 150,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation, or “Inland Securities,” our dealer manager, a wholly owned subsidiary of our Sponsor. “Best efforts” means that Inland Securities was not obligated to purchase any specific number or dollar amount of shares. We also offered up to 30,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elected to participate in our distribution reinvestment plan (as amended, the “DRP”). We subsequently filed a new Registration Statement pursuant to which we are offering up to 25,000,000 shares of our common stock to existing stockholders who elect to participate in the DRP.

At December 31, 2015, we owned 54 retail properties, totaling approximately 6.0 million square feet. At December 31, 2015, our portfolio had weighted average physical and economic occupancy of 96.2% and 97.2%, respectively. Economic occupancy excludes square footage that we own but which is not occupied by a tenant and which is subject to an earnout component on the original purchase price. Specifically, at the time of acquisition, in some cases, a portion of the purchase price was contingent on the seller leasing certain vacant space by certain applicable times. We are not obligated to pay this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the acquisition agreement. As of December 31, 2015 and 2014, annualized base rent (“ABR”) per square foot averaged $17.05 and $14.48, respectively, for all properties owned. ABR is calculated by annualizing the current, in place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. ABR including ground leases averaged $14.90 and $13.08, as of December 31, 2015 and 2014, respectively.

We provide the following programs to facilitate additional investment in our shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

We provide existing stockholders with the option to purchase additional shares from us by automatically reinvesting cash distributions through the DRP, subject to certain share ownership restrictions. We do not pay any selling commissions or a marketing contribution and due diligence expense allowance in connection with the DRP. Shares are sold at a price equal to $9.50 per share until such time as we report an estimated value of our shares (the “Valuation Date”). On and after the Valuation Date, the price per share under the DRP will be equal to the estimated value of a share, as determined by our board of directors and reported by us from time to time.  We intend to publish an estimated value of our shares no later than April 2016.

Distributions reinvested through the DRP were approximately $20.8 million, $5.4 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Share Repurchase Program

Under the share repurchase program (“SRP”), we are authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested, if we choose to repurchase them. Subject to funds being available, we limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year. Funding for the SRP comes from proceeds we receive from the DRP. In the case of repurchases made because of the death of a stockholder or qualifying disability, as defined in the SRP, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit applies. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. In addition, our board of directors, in its sole direction, may, at any time, amend, suspend or terminate the SRP.

Pursuant to the SRP, we may repurchase shares at prices ranging from 92.5% of the “share price,” as defined in the SRP, for stockholders who have owned shares for at least one year to 100% of the “share price” for stockholders who have owned shares for at least four years. For repurchases sought upon a stockholder’s death or qualifying disability, we may repurchase shares at a price equal to 100% of the “share price.” As used in the SRP, “share price” means: (1) prior to the Valuation Date, the offering price of our shares in our Offering (unless the shares were purchased at a discount from that price, and then that purchase price), reduced by any distributions of net sale proceeds that we designate as constituting a return of capital; and (2) on and after the Valuation Date, the lesser of: (A) the share price determined in (1); or (B) the most recently disclosed estimated value per share.

Repurchases through the SRP were approximately $3.8 million, $0.3 million and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

Segment Data

We currently view our real estate portfolio as one business segment in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  Accordingly, we did not report any other segment disclosure for the years ended December 31, 2015, 2014 and 2013.  Information related to our business segment for the years ended December 31, 2015, 2014 and 2013 is set forth in Note 10 – “Segment Reporting” to our accompanying consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

Employees

We do not have any employees. In addition, all of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for their services rendered to us. We neither separately compensate our executive officers for their service as officers, nor do we reimburse either our Business Manager or Real Estate Managers for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or its affiliates or our Real Estate Managers; provided that, for these purposes, the corporate secretaries of our Company and the Business Manager are not considered “executive officers.”

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

This policy does not impact agreements or relationships between us and IREIC and its affiliates, including, for example, agreements with our Business Manager or Real Estate Managers that relate to the day-to-day management of our business.

Environmental Matters

As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions. We do not believe that our existing portfolio as of December 31, 2015 will require us to incur material expenditures to comply with these laws and regulations.

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

We make available, free of charge, on our website, www.inlandincometrust.com, or by responding to requests addressed to our investor relations group, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

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

We have a limited operating history and are subject to all of the risks, uncertainties and difficulties frequently encountered by other similarly-situated companies.  We and our Business Manager must, among other things, continue to:

•	identify and acquire real estate assets consistent with our investment strategies;
•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations; and
•	build and expand our operations structure to support our business.

We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2015, 2014 and 2013.

We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2015, 2014 and 2013 of approximately $13.4 million, $4.4 million and $2.5 million, respectively.  Our losses can be attributed, in part, to increased acquisition related expenses and depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The amount and timing of distributions, if any, may vary.  We may pay distributions from sources other than cash flow from operations, including the net offering proceeds of our Offering and DRP.

There are many factors that can affect the availability and timing of distributions paid to our stockholders such as our ability to buy, and earn positive yields on, assets, our operating expense levels, as well as many other variables. We may not generate sufficient cash flow from operations to fund any distributions to our stockholders.  The actual amount and timing of distributions, if any, will be determined by our board of directors in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions. Actual cash available for distribution may vary substantially from estimates made by our board. In addition, to the extent we invest in development or redevelopment projects, or in real estate assets that have significant capital requirements, our ability to make distributions may be negatively impacted, especially while we are acquiring real estate assets.

If we cannot generate sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions during any given period, we may pay all or a substantial portion of our cash distributions from retained cash flow, from borrowings, from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering or DRP. Moreover, we may pay distributions that exceed our Funds From Operations or FFO.  Distributions in excess of FFO may indicate that the level of distributions may not be sustainable going forward.  Distributions funded from offering proceeds are a return of capital to stockholders. We have not limited the amount of monies from any of these sources that may be used to fund distributions except as limited by Maryland law.

Funding distributions from the proceeds of our Offering, DRP, borrowings or asset sales will result in us having fewer funds available to acquire properties or other real estate-related investments. As a result, the return our stockholders realize on their investment may be reduced. Doing so may negatively impact our ability to generate cash flows.  Likewise, funding distributions from the sale of additional securities will dilute our stockholders interest in us on a percentage basis and may impact the value of their investment especially if we sell these securities at prices less than the price our stockholder paid for their shares.

We began declaring distributions to stockholders of record during December 2012.  Approximately 37% ($20.2 million) of the distributions paid to stockholders through December 31, 2015, were paid from the net proceeds of our initial Offering and the DRP, which reduces the proceeds available for other purposes, including investing in real estate assets. Our initial Offering was closed on October 16, 2015; accordingly, we will not raise any additional proceeds from the Offering, which would then be available to pay distributions.

Our Business Manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee and acquisition fee.

From time to time, IREIC or its affiliates have forgone or deferred a portion of the business management fee due them from the other REITs previously sponsored by IREIC to ensure that the particular REIT generated sufficient cash from operating activities to pay distributions.  Through December 31, 2015, affiliates of IREIC have forgone our business management fees and acquisition fees of $0.7 million and $4.8 million, respectively.

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

There is no established public trading market for our shares, and our stockholders may not be able to sell their shares under our SRP, or otherwise.

There is no established public trading market for our shares and no assurance that one may develop. This may inhibit the transferability of our shares.  Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading by a specified date.  There is no assurance the board will pursue a listing or other liquidity event at any time in the future.  In addition, even if our board decides to seek a listing of our shares of common stock, there is no assurance that we will satisfy the listing requirements or that our shares will be approved for listing.  Thus, investors in our common stock should be prepared to hold their shares for an unlimited period of time. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or numbers whichever is more restrictive) of any class or series of shares of our stock by any single investor unless exempted by our board.

Moreover, our SRP contains numerous restrictions that limit our stockholders' ability to sell their shares, including those relating to the number of shares of our common stock that we can repurchase at any time and the funds we may use to repurchase shares pursuant to the program. Under the SRP, we are authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested, if we choose to repurchase them. Subject to funds being available, we limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding at December 31st of the previous calendar year. Funding for the SRP comes from proceeds we receive from the DRP. In the case of repurchases made because of the death of a stockholder or qualifying disability, as defined in the SRP, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit applies. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange.

Our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our SRP. Further, our board reserves the right in its sole discretion to change the repurchase prices or reject any requests for repurchases. Any amendments to, or suspension or termination of, the SRP may restrict or eliminate our stockholders’ ability to have us repurchase their shares and otherwise prevent our stockholders from liquidating their investment. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of the SRP and our stockholders may not be able to sell any of their shares of common stock back to us. As a result of these restrictions and circumstances, the ability of our stockholders to sell their shares should they require liquidity is significantly restricted. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the SRP, they may be forced to do so at a discount to the purchase price such stockholders paid for their shares.

The estimated value per share of our common stock will be based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.

We intend to publish an estimated value of our shares no later than April 2016. The board of directors approved the engagement of an independent third party real estate advisory firm to assist the board of directors in estimating the per share value of our common stock. As with any methodology used to estimate value, the methodology employed by the third party will be based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value will fluctuate over time and will not represent: (i) the price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares or (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities.

There is also no assurance that the methodology used to estimate our value per share will be acceptable to broker dealers for customer account purposes or to the Financial Industry Regulatory Authority (“FINRA”) or that the estimated value per share will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code.

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

Existing stockholders do not have preemptive rights to purchase any shares issued by us in the future. Our charter authorizes us to issue up to 1,500,000,000 shares of capital stock, of which 1,460,000,000 shares are classified as common stock and 40,000,000 shares are classified as preferred stock.  We may, in the sole discretion of our board:

•	sell additional shares in any future offerings including pursuant to the DRP;
•	issue equity interests in a private offering of securities;
•

classify or reclassify any unissued shares of common or preferred stock by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, or terms or conditions of redemption of the stock;

•	amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue; or
•	issue shares of our capital stock in exchange for properties.

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

The availability of debt financing secured by commercial real estate is subject to tightened underwriting standards when compared to pre-recession standards.  Further, after a period of near zero interest rates, the U.S. Federal Reserve raised interest rates by 0.25%, in December 2015, which may affect U.S. economic conditions as a whole, or real estate industry conditions such as:

•

an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past balances due under the relevant leases and ultimately could preclude collection of these sums;

•

our ability to borrow on terms and conditions that we find acceptable may be limited, which could result in our investment operations (real estate assets) generating lower overall economic returns and a reduced level of cash flow from what was anticipated at the time we acquired the asset, which could potentially impact our ability to make distributions to our stockholders, or pursue acquisition opportunities, among other things, and increase our interest expense;

•

a reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, and reduce the loan to value ratio upon which lenders are willing to lend;

•

the value of certain of our real estate assets may decrease below the amounts we pay for them, which would limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by these assets and could reduce the availability of unsecured loans;

•

the value and liquidity of short-term investments, if any, could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for these investments or other factors; and

•

one or more counterparties to derivative financial instruments that we have entered into, or may enter into, could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our investments.

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

We also invest the net proceeds we received from our Offering in short-term, highly-liquid but very low yield investments.  These yields will be less than the distribution yield paid to stockholders, requiring us to earn a greater return from our other investments to make up for this “negative spread.”  There is no assurance we will be able to do so.  Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay expenses or to acquire real estate assets instead of funding distributions with these amounts.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholders’ investment.

Our charter requires our independent directors to review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed.  Our investment policies, the methods for implementing them, and our other objectives, policies and procedures may be altered by a majority of the directors (which must include a majority of the independent directors), without the approval of our stockholders.  As a result, the nature of our stockholders’ investment could change without their consent.  A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

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

•

the current economic conditions make it more likely that our partner in an investment may become bankrupt, which would mean that we and any other remaining partner would generally remain liable for the entity’s liabilities;

•

that our partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals, and we may not agree on all proposed actions to certain aspects of the venture;

•	that our partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our objective to qualify as a REIT;
•	that, if our partners fail to fund their share of any required capital contributions, we may be required to contribute that capital;
•	that venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;
•

that our relationships with our partners are contractual in nature and may be terminated or dissolved under the terms of the agreements and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase these interests or assets at an above-market price to continue ownership;

•

that disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business; and

•	that we may in certain circumstances be liable for our partner’s actions.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to fund our capital and operating needs and distributions.

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  The FDIC insures up to $250,000 per depositor per insured bank account.  At December 31, 2015, we had cash and cash equivalents exceeding these federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels.  The loss of our deposits would reduce the amount of cash we have available to fund our capital and operating needs and distributions.

We rely on IREIC and its affiliates and subsidiaries to manage and conduct our operations. Any material adverse change in IREIC’s financial condition or our relationship with IREIC could have a material adverse effect on our business and ability to achieve our investment objectives.

We depend on IREIC and its affiliates and subsidiaries to manage and conduct our operations. IREIC, through one or more of its affiliates or subsidiaries, owns and controls our Business Manager and Real Estate Managers.  IREIC has sponsored numerous public and private programs and through its affiliates or subsidiaries has provided offering, asset, property and other management and ancillary services to these entities. From time to time, IREIC or the applicable affiliate or subsidiary has waived fees or made capital contributions to support these public or private programs. IREIC or its applicable affiliates or subsidiaries may waive fees or make capital contributions in the future. Further, IREIC and its affiliates or subsidiaries may from time to time be parties to litigation or other claims arising from sponsoring these entities or providing these services. As such, IREIC and these other entities may incur  costs, liabilities or other expenses arising from litigation or claims that are either not reimbursable or not covered by insurance. Future waivers of fees, additional capital contributions or costs, liabilities or other expenses arising from litigation or claims could have a material adverse effect on IREIC’s financial condition and ability to fund our Business Manager or Real Estate Managers to the extent necessary.

If our Business Manager or Real Estate Managers lose or are unable to obtain key personnel, our ability to implement our investment strategies could be hindered.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Business Manager and Real Estate Managers.  Neither we nor our Business Manager or Real Estate Managers has employment agreements with these persons, and we cannot guarantee that all, or any particular one, will continue to be available to provide services to us. If any of the key personnel of our Business Manager or Real Estate Managers were to cease their employment or other relationship with our Business Manager or Real Estate Managers, respectively, our results and ability to pursue our business plan could suffer.  Further, we do not intend to separately maintain “key person” life insurance that would provide us with proceeds in the event of death or disability of these persons. We believe our future success depends, in part, upon the ability of our Business Manager or Real Estate Managers to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Business Manager or Real Estate Managers will be successful in attracting and retaining skilled personnel. If our Business Manager or Real Estate Managers lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment could decline.

An estimated value of our shares of common stock may not exceed the price at which we are offering shares under the DRP.

Under rules published by FINRA, registered broker-dealers must disclose a per share estimated value of a REIT’s securities.  Due to uncertainties in the marketplace and other factors which could impact our results of operations and financial condition, the future per share estimated value of our shares may be greater or less than the price at which stockholders purchased shares in the Offering or the price of our shares currently offered through our DRP.  On and after the Valuation Date, the price per share under the DRP will be equal to the estimated value of a share as determined by our board and reported by us from time to time.

If we become self-managed by internalizing our management functions, we may be unable to retain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of their investments.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•

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

•

disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

If we choose to take advantage of any or all of these provisions, the information that we provide our stockholders in our future public filings may be different than that of other public companies.  The exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies.  In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company.  We continue to evaluate and monitor developments with respect to these rules and we cannot assure our stockholders that we will be able to take advantage of all of the benefits of the JOBS Act.

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

Our stockholders’ return on investment in our common stock may be reduced if we are required to register as an investment company under the Investment Company Act.

The Company is not registered, and does not intend to register itself or any of its subsidiaries, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  If we become obligated to register the Company or any of its subsidiaries as an investment company, the registered entity would have to comply with regulation under the Investment Company Act with respect to capital structure (including the registered entity’s ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters.  Compliance with the Investment Company Act would limit our ability to make certain investments and require us to significantly restructure our operations and business plan.  The costs we would incur and the limitations that would be imposed on us as a result of such compliance and restructuring would negatively affect the value of our common stock, our ability to make distributions and the sustainability of our business and investment strategies.

We believe that neither we nor any subsidiaries we own fall within the definition of an investment company under Section 3(a)(1) of the Investment Company Act because we primarily engage in the business of investing in real property, through our wholly or majority-owned subsidiaries, each of which has at least 60% of their assets in real property.  The Company conducts its operations, directly and through wholly or majority-owned subsidiaries, so that none of the Company and its subsidiaries is registered or will be required to register as an investment company under the Investment Company Act.  Section 3(a)(1) of the Investment Company Act, in relevant part, defines an investment company as (i) any issuer that is, or holds itself out as being, engaged primarily in the business of investing, reinvesting or trading in securities, or (ii) any issuer that is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns, or proposes to acquire, “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.”  The term “investment securities” generally includes all securities except government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.  We and our subsidiaries are primarily engaged in the business of investing in real property and, as such, fall outside of the definition of an investment company under Section 3(a)(1)(A) of the Investment Company Act.  We also conduct our operations and the operations of our subsidiaries so that each complies with the 40% test.

Accordingly, we believe that neither the Company nor any of its wholly and majority-owned subsidiaries are considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act.  If the Company or any of its wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act.  To rely upon Section 3(c)(5)(C) of the Investment Company Act as it has been interpreted by the SEC staff, an entity would have to invest at least 55% of its total assets in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate investments” and maintain an additional 25% of its total assets in qualifying real estate investments or other real estate-related assets.  The remaining 20% of the entity’s assets can consist of miscellaneous assets.  These criteria may limit what we buy, sell and hold.

We classify our assets for purposes of Section 3(c)(5)(C) based in large measure upon no-action letters issued by the SEC staff and other interpretive guidance provided by the SEC and its staff.  The no-action positions are based on factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage-backed securities, other mortgage-related instruments, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets, and therefore, we may limit our investments in these types of assets.  The SEC or its staff may not concur with the way we classify our assets. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may cause us to no longer be in compliance with the exemption from the definition of an “investment company” provided by Section 3(c)(5)(C) and may force us to re-evaluate our portfolio and our investment strategy.  For example, on August 31, 2011 the SEC issued a concept release and request for comments regarding the Section 3(c)(5)(C) exemption (Release No. IC-29778) in which it contemplated the possibility of issuing new rules or providing new interpretations of the exemption that might, among other things, define the phrase “liens on and other interests in real estate” or consider sources of income in determining a company’s “primary business.”  To the extent that the SEC or its staff provides more specific or different guidance, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

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

If we were required to register the Company or any of its subsidiaries as an investment company but failed to do so, we or the applicable subsidiary would be prohibited from engaging in our or its business, and criminal and civil actions could be brought against us or the applicable subsidiary. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

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

Among the factors that could impact our real estate assets and the value of an investment in us are:

•	local conditions such as an oversupply of space or reduced demand for properties of the type that we seek to acquire;
•	inability to collect rent from tenants;
•	vacancies or inability to rent space on favorable terms;
•	inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;
•

adverse changes in the federal, state or local laws and regulations applicable to us, including those affecting rents, zoning, prices of goods, fuel and energy consumption, water and environmental restrictions;

•	the relative illiquidity of real estate investments;

•	changing market demographics;
•	an inability to acquire and finance real estate assets on favorable terms, if at all;
•	acts of God, such as earthquakes, floods or other uninsured losses; and
•	changes or increases in interest rates and availability of financing.

In addition, periods of economic slowdown or recession, or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or increased defaults under existing leases.

Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.

U.S. and international financial markets have been volatile, particularly over the last several years. The effects of this volatility may persist particularly as financial institutions continue to restructure their business and capital structures in response to new, or enhanced, regulation requirements, all of which could impact the availability of credit and overall economic activity as a whole.

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

As of December 31, 2015, we owned 54 properties located in 22 states. We compete with numerous developers, owners and operators of commercial properties, many of which own properties similar to, and in the same market areas as, our properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants or retain existing tenants when their leases expire. To the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases. Also, if our competitors develop additional properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.

Acts of God, such as earthquakes, floods or other uninsured losses, may make us susceptible to adverse climate developments from the effects of these natural disasters in those areas.

Because our properties are concentrated in certain geographic areas, our operating results are likely to be impacted by climate changes affecting the real estate markets in those areas. Adverse events such as hurricanes, floods, wildfires, earthquakes, blizzards or other natural disasters, could cause a loss of revenues at our real estate properties. These losses may not be insured or insurable at an acceptable cost. Elements such as water, wind, hail, or fire damage can increase or accelerate wear on our properties' weatherproofing, and mechanical, electrical and other systems, and cause mold issues. As a result, we may incur additional operating costs and expenditures for capital improvements at these properties

We depend on tenants for our revenue, and accordingly lease terminations, tenant default, and bankruptcies could adversely affect the income produced by our properties.

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

Our revenue is impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns on our stockholders’ investment.

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

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.

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

A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums.  A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders.  In the event of a bankruptcy there can be no assurance that the tenant or its trustee will assume our lease.  If a given lease or guaranty of a lease is not assumed, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

For the year ended December 31, 2015, approximately 37% of our base rental income of our consolidated portfolio was generated by properties located in the Southeastern United States.  Our operations and business are subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.

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

Retail conditions may adversely affect our income.

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

Some of our properties have short-term leases with tenants.  There is no assurance that we will be able to renew these leases as they expire or attract replacement tenants on comparable terms, if at all.  Therefore, the returns we earn on this type of investment may be more volatile than the returns generated by properties with longer term leases.

We do not own or control the land in any ground lease properties that we have or may acquire.

We have and may continue to acquire property on land owned by a third party known as a “leasehold interest.” Although we have a right to use the property, we do not retain fee ownership in the underlying land. Accordingly, we will have no economic interest in the land or building at the expiration of the leasehold interest. As a result, we will not share in any increase in value of the land associated with the underlying property. Further, because we do not control the underlying land, the lessor could take certain actions to disrupt our rights in the property or our tenants’ operation of the properties.

We may be unable to sell assets if or when we decide to do so.

Maintaining our REIT qualification and continuing to avoid registration under the Investment Company Act as well as many other factors, such as general economic conditions, the availability of financing, interest rates and the supply and demand for the particular asset type, may limit our ability to sell real estate assets. Many of these factors are beyond our control. We cannot predict whether we will be able to sell any real estate asset on favorable terms and conditions, if at all, or the length of time needed to sell an asset.

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

We may incur costs associated with the termination of our membership interest in the insurance association captive and may incur increased costs for property and general liability insurance costs.

We are a member of an insurance association captive (“Captive”), which is owned by us, Inland Real Estate Corporation (“IRC”), InvenTrust Properties Corp. (“InvenTrust”) and Retail Properties of America, Inc. (“RPAI”). In March 2016, the Captive was notified by IRC of its intention to dissociate. Previously, InvenTrust and RPAI terminated their future participation effective December 1, 2015 and December 1, 2014, respectively.  Based upon this notice and regulatory requirements, it is expected the Captive will terminate its operations in accordance with the applicable rules and regulations for an insurance association captive in 2016. We will need to obtain separate property and general liability insurance once the Captive is unable to provide coverage to us.  We cannot assure our stockholders that we will be able to obtain insurance coverage based upon the same terms and conditions currently provided by the Captive.  As a result, we may incur additional costs to obtain insurance.  In addition, we may be liable for costs associated with the termination of the Captive.

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

The requirements of the Disabilities Act or FHAA could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We attempt to acquire properties that comply with the Disabilities Act and the FHAA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with these laws. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. We may incur significant costs to comply with these laws.

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

Mortgage loans have experienced higher than historical rates of delinquency, foreclosure and loss during the dislocations in the world credit markets over the last several years. These and other related events significantly impacted the capital markets associated not only with mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also the world credit and financial markets as a whole. Investing significant amounts in real estate-related securities, including CMBS, will expose our results of operations and financial condition to the volatility of the credit markets.

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

The domestic and international commercial real estate debt markets continue to be challenging resulting in, among other things, the tightening of underwriting standards by lenders and credit rating agencies, which could limit the availability of credit and increase costs for what is available.  If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.

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

We have acquired properties by either borrowing monies or, in some instances, by assuming existing financing.  We typically borrow money to finance a portion of the purchase price of assets we acquire.  In some instances, we have acquired properties by borrowing monies in an amount equal to the purchase price of the acquired properties. We may also borrow money for other purposes to, among other things, satisfy the requirement that we distribute at least 90% of our “REIT annual taxable income,” subject to certain adjustments and excluding any net capital gain, or as is otherwise necessary or advisable to assure that we continue to qualify as a REIT for federal income tax purposes. Over the long term, however, payments required on any amounts we borrow reduce the funds available for, among other things, acquisitions, capital expenditures for existing properties or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest on this debt.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt secured by a property, then the amount of cash flow from operations available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In such a case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure action and we would not receive any cash proceeds. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate properties. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so. If any mortgage contains cross-collateralization or cross-default provisions, more than one property may be affected by a default.

If we are unable to borrow at favorable rates, we may not be able to acquire new properties.

If we are unable to borrow money at favorable rates, we may be unable to acquire additional real estate assets or refinance existing loans at maturity. Further, we have obtained and may continue to enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution to our stockholders.  Further, during periods of rising interest rates, we may be forced to sell one or more of our properties in order to repay existing loans, which may not permit us to maximize the return on the particular properties being sold. At December 31, 2015, we had approximately $83.7 million or 14.2% of our total debt that bore interest at variable rates with a weighted average interest rate equal to 2.98%. We had variable rate debt subject to swap agreements of $238.6 million or 40.5% of our total debt at December 31, 2015.

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

Our loan documents may restrict certain aspects of our operations, which could, among other things, limit our ability to make distributions to our stockholders.

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

On September 30, 2015, we entered into a credit agreement with KeyBanc Capital Markets Inc. for a $100 million revolving credit facility (the “Credit Facility”). The credit agreement provides us with the ability from time to time to increase the size of the revolving Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of five unencumbered properties with an unencumbered pool value of $100 million or above and by a guaranty by certain of our subsidiaries. Upon closing, we borrowed $100 million, the full amount of the Credit Facility. On January 21, 2016, the aggregate commitment under the Credit Facility was increased by $10 million to $110 million.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a minimum tangible net worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. These covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our FFO, excluding acquisition expenses, or adjusted FFO, for that period.

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

We have not yet generated sufficient cash flow from operations to cover distribution payments. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering and DRP. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, we have and will likely continue to pay distributions from the net proceeds of our Offering and DRP. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering and DRP, to pay distributions. There is no assurance we will generate sufficient cash flow from operations to cover distributions.

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

We may borrow up to 300% of our net assets, equivalent to 75% of the cost of our assets. We may exceed this limit only if our board of directors (including a majority of our independent directors) determines that a higher level is appropriate. This limit could adversely affect our business, including:

•	limiting our ability to purchase real estate assets;
•	causing us to lose our REIT status if we cannot borrow to fund the monies needed to satisfy the REIT distribution requirements;
•	causing operational problems if there are cash flow shortfalls for working capital purposes; and
•	causing the loss of a property if, for example, financing is necessary to cure a default on a mortgage.

Risks Related to Conflicts of Interest

IREIC may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Managers.

We do not have any employees.  We rely on persons performing services for our Business Manager and Real Estate Managers and their affiliates to manage our day-to-day operations. Some of these persons also provide services to one or more investment programs currently or previously sponsored by IREIC. These individuals face competing demands for their time and service, and are required to allocate their time between our business and assets and the business and assets of IREIC, its affiliates and the other programs formed and organized by IREIC.  Certain of these individuals have fiduciary duties to both us and our stockholders.  If these persons are unable to devote sufficient time or resources to our business due to the competing demands of the other programs, they may violate their fiduciary duties to us and our stockholders, which could harm our business and we may be unable to maintain or increase the value of our assets, and our operating cash flows and ability to pay distributions could be adversely affected.

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

The agreements and arrangements with our Business Manager, our Real Estate Managers and any other affiliates of IREIC were not negotiated at arm’s-length.  These agreements may contain terms and conditions that are not in our best interest or would not be present if we entered into arm’s-length agreements with third parties.

Our Business Manager, our Real Estate Managers and other affiliates of IREIC face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

We pay fees, which may be significant, to our Business Manager, Real Estate Managers and other affiliates of IREIC for services provided to us.  Our Business Manager receives fees based on the aggregate book value, including acquired intangibles, of our invested assets and the contract purchase price of our assets.  Further, our Real Estate Managers receive fees based on the gross income from properties under management and may also receive leasing and construction management fees.  Other parties related to, or affiliated with, our Business Manager or Real Estate Managers may also receive fees or cost reimbursements from us.  These compensation arrangements may cause these entities to take or not take certain actions.  For example, these arrangements may provide an incentive for our Business Manager to: (1) borrow more money than prudent to increase the amount we can invest; or (2) retain instead of sell assets, even if our stockholders may be better served by a sale or other disposition of the assets.  Further, the fact that we pay the Business Manager an acquisition fee based on the contract purchase price of an asset may cause our Business Manager to negotiate a higher price for an asset than we otherwise would, or to purchase assets that may not otherwise be in our best interests.  Ultimately, the interests of these parties in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock.

We rely on entities affiliated with IREIC to identify real estate assets.

We rely on the real estate professionals employed by IREA and other affiliates of our Sponsor to source potential investments in properties, real estate-related assets and other investments in which we may be interested. Our Sponsor and its affiliates maintain an investment committee (“Investment Committee”) that reviews each potential investment and determines whether an investment is acceptable for acquisition. In determining whether an investment is suitable, the Investment Committee considers investment objectives, portfolio and criteria of all programs currently advised by our Sponsor or its affiliates (collectively referred to as the “Programs”). Other factors considered by the Investment Committee may include cash flow, the effect of the acquisition on portfolio diversification, the estimated income or unrelated business tax effects of the purchase, policies relating to leverage, regulatory restrictions and the capital available for investment. Our Business Manager will not recommend any investments for us unless the investment is approved for consideration in advance by the Investment Committee. Once an investment has been approved for consideration by the Investment Committee, the Programs are advised and provided an opportunity to elect to acquire the investment. If more than one Program is interested in acquiring an investment, then the Program that has had the longest period of time elapse since it was allocated and invested in a contested investment is awarded the investment by the allocation committee. We may not, therefore, be able to acquire properties that we otherwise would be interested in acquiring.

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

Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to protect themselves from unsolicited proposals or offers to acquire the company by electing to be subject, by a charter or bylaw provision or a board of directors resolution and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

•	staggering the board of directors into three classes;
•	requiring a two-thirds vote of stockholders to remove directors;
•	providing that only the board can fix the size of the board;
•

providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and

•	requiring that special stockholders meetings be called only by holders of shares entitled to cast a majority of the votes entitled to be cast at the meeting.

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

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an “interested stockholder” or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. After the five-year period ends, any merger or other business combination with the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•	80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and
•

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

Federal Income Tax Risks

If we fail to remain qualified as a REIT, our operations and distributions to stockholders will be adversely affected.

If we were to fail to remain qualified as a REIT, without the benefit of certain relief provisions, in any taxable year:

•	we would not be allowed to deduct distributions paid to stockholders when computing our taxable income;
•	we would be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate rates;
•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which we failed to qualify, unless entitled to relief under certain statutory provisions;
•	we would have less cash to pay distributions to stockholders; and
•	we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of being disqualified.

In addition, if we were to fail to qualify as a REIT, we would not be required to pay distributions to stockholders, and all distributions to stockholders that we did pay would be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits.  This means that our U.S. stockholders who are taxed as individuals generally would be taxed on our dividends at long-term capital gains rates and that our corporate stockholders would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Internal Revenue Code.

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

Our ability to dispose of property during the first two years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any wholly owned subsidiary (or entity in which we are treated as a partner), excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Determining whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We cannot provide assurance that any particular property we own, directly or through any wholly owned subsidiary (or entity in which we are treated as a partner), excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.  The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however, there is no assurance that we will be able to qualify for the safe harbor.  Even if we do not hold property for sale in the ordinary course of a trade or business, there is no assurance that our position will not be challenged by the Internal Revenue Service, especially if we make frequent sales or sales of property in which we have short holding periods.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, certain government securities and qualified real estate assets, including shares of stock in other REITs, certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than qualified government securities, qualified real estate assets and taxable REIT subsidiaries) generally may not include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than qualified government securities, qualified real estate assets and taxable REIT subsidiaries) may consist of the securities of any one issuer, no more than 25% of the value of our total assets may be securities excluding government securities, stock issued by our qualified REIT subsidiaries and other securities that qualify as real estate assets and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

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

Our ability to dispose of some of our properties is constrained by their tax attributes. Properties which we own for a significant period of time often have low tax bases. If we dispose of low-basis properties outright in taxable transactions, we may recognize a significant amount of taxable gain that we must distribute to our stockholders in order to avoid tax, and potentially, if the gain does not qualify as a net capital gain, in order to meet the minimum distribution requirements of the Internal Revenue Code for REITs, which in turn would impact our cash flow. To dispose of low basis properties efficiently we may use like-kind exchanges, which qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants).

Our stockholders may have tax liability on distributions that they elect to reinvest in our common stock.

If our stockholders participate in our DRP, they will be deemed to have received, and for income tax purposes will be taxed on, the fair market value of the share of our common stock that they receive in lieu of cash distributions. As a result, unless a stockholder is a tax-exempt entity, it will have to use funds from other sources to pay its tax liability.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge the risks inherent to our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made, or to be made, to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, generally will not constitute gross income for purposes of the 75% and 95% income requirements applicable to REITs. However, we may be required to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Legislative or regulatory action could adversely affect investors.

Changes to the tax laws are likely to occur, and these changes may adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

The maximum tax rate on qualified dividends paid by corporations to individuals is 20%. REIT dividends, however, generally do not constitute qualified dividends and consequently are not eligible for the current reduced tax rates. Therefore, our stockholders pay federal income tax on distributions out of our current and accumulated earnings and profits (excluding distributions of amounts either subject to corporate-level taxation or designated as a capital gain dividend) at the applicable “ordinary income” rate, the maximum of which is 39.6%.  In addition, this income also may be subject to the 3.8% Medicare surtax on certain investment income.  However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2015 and 2014, ABR per square foot averaged $17.05 and $14.48, respectively, for all properties owned. ABR is calculated by annualizing the current, in place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. ABR including ground leases averaged $14.90 and $13.08, as of December 31, 2015 and 2014, respectively. (All dollar amounts in thousands, except per square foot amounts)

The table below presents a summary of our investment properties as of December 31, 2015 and 2014.

	As of December 31, 2015	As of December 31, 2014
Number of properties	54	31
Purchase price	$1,249,345	$450,032
Total square footage	6,025,330	2,546,808
Weighted average physical occupancy	96.2%	96.4%
Weighted average economic occupancy	97.2%	97.7%
Weighted average remaining lease term	7.1 years	7.5 years

The table below presents information for each of our investment properties as of December 31, 2015.

		As of December 31, 2015
Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Principal Balance	Interest Rate (b)
Dollar General (12 properties)	Various	111,890	100.0%	100.0%	$7,480	4.33%
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons	Olive Branch, MS	159,258	100.0%	100.0%	15,260	2.24%
Park Avenue	Little Rock, AR	79,131	70.5%	95.2%	11,684	3.90%
North Hills Square	Coral Springs, FL	63,829	98.1%	98.1%	5,525	4.02%
Mansfield Shopping Center	Mansfield, TX	148,529	96.7%	96.7%	14,200	3.90%
Lakeside Crossing	Lynchburg, VA	67,034	100.0%	100.0%	9,911	3.87%
MidTowne Shopping Center	Little Rock, AR	126,288	95.6%	95.6%	20,725	4.06%
Dogwood Festival	Flowood, MS	187,610	94.2%	94.2%	24,352	3.60%
Pick N Save Center	West Bend, WI	86,800	92.9%	100.0%	9,561	3.54%
Harris Plaza (a)	Layton, UT	123,890	90.2%	90.2%	—	—
Dixie Valley	Louisville, KY	119,981	92.5%	92.5%	6,798	3.44%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,220	89.4%	89.4%	—	—
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,606	95.2%	95.2%	15,591	3.50%
Harvest Square	Harvest, AL	70,590	93.2%	93.2%	6,800	4.65%
Heritage Square	Conyers, GA	22,385	82.6%	88.8%	4,460	5.10%
The Shoppes at Branson Hills	Branson, MO	256,329	94.3%	94.3%	26,678	3.30%
Branson Hills Plaza	Branson, MO	210,201	100.0%	100.0%	2,955	5.78%
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza	Neenah, WI	171,121	96.7%	96.7%	10,836	3.35%
Shoppes at Lake Park (a)	West Valley City, UT	52,997	100.0%	100.0%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Center	Katy, TX	147,621	97.5%	99.1%	13,100	3.24%
Eastside Junction	Athens, AL	79,700	89.0%	89.0%	6,270	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.7%	98.7%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	98.2%	98.2%	15,930	5.48%
Regal Court	Shreveport, LA	362,961	98.4%	98.4%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	64.9%	64.9%	4,650	5.30%
Whispering Ridge (a)	Omaha, NE	69,676	100.0%	100.0%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	94.9%	94.9%	—	—
White City	Shrewsbury, MA	257,080	98.7%	98.7%	49,400	3.24%
Treasure Valley (a)	Nampa, ID	133,292	100.0%	100.0%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	92.5%	92.5%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	99.4%	99.4%	13,700	3.30%
2727 Iowa Street (a)	Lawrence, KS	84,981	100.0%	100.0%	—	—
Settlers Ridge	Pittsburgh, PA	472,572	99.6%	99.6%	76,533	3.70%
Milford Marketplace	Milford, CT	112,257	100.0%	100.0%	—	—
Marketplace at El Paseo	Fresno, CA	224,683	96.0%	96.0%	—	—
Blossom Valley Plaza	Turlock, CA	111,558	100.0%	100.0%	—	—
The Village at Burlington Creek	Kansas City, MO	158,118	92.7%	92.7%	17,723	4.25%
Oquirrh Mountain Marketplace	South Jordan, UT	71,750	100.0%	100.0%	11,920	5.15%
Marketplace at Tech Center	Newport News, VA	210,584	86.1%	100.0%	43,500	2.92%
Portfolio total		6,025,330	96.2%	97.2%	$484,995	3.77%
(a)	These properties serve as security for our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Lease Expirations

The following table sets forth a summary, as of December 31, 2015, of lease expirations scheduled to occur during each of the calendar years from 2016 to 2025 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to December 31, 2015.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage(a)	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (b)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot (a)
Month-to-month	11	28,046	0.5%	$577	0.6%	$20.58
2016	62	212,072	3.7%	4,075	4.5%	19.22
2017	63	253,147	4.3%	5,466	6.0%	21.59
2018	88	443,089	7.6%	7,772	8.5%	17.54
2019	80	625,780	10.8%	9,568	10.5%	15.29
2020	92	472,376	8.1%	7,976	8.8%	16.89
2021	40	222,887	3.8%	4,398	4.8%	19.73
2022	30	334,075	5.7%	5,825	6.4%	17.44
2023	44	435,063	7.5%	6,347	7.0%	14.59
2024	41	369,278	6.4%	7,838	8.6%	21.23
2025	57	512,971	8.8%	10,799	11.8%	21.05
Thereafter	60	1,911,146	32.8%	20,547	22.5%	10.75
Leased Total	668	5,819,930	100.0%	$91,188	100.0%	$15.67

(a)	Includes ground leases. Annualized base rent excluding ground leases is $18.02 per square foot for total expiring leases.
(b)	Represents the base rent in place for the applicable property at the time of the lease expiration.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in place as of December 31, 2015.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
Dicks Sporting Goods, Inc	5	$3,002	3.4%	$13.03	230,392	4.1%
The Kroger Co	3	2,959	3.4%	14.74	200,737	3.4%
TJ Maxx/HomeGoods/Marshalls	11	2,579	3.0%	9.30	277,222	4.8%
Petsmart	8	2,336	2.7%	14.62	159,811	2.7%
Albertsons/Jewel/Shaws	2	2,115	2.4%	16.54	127,892	2.2%
Ulta Salon, Cosmetics & Fragrance	9	1,981	2.3%	21.04	94,187	1.6%
Kohl's Department Stores	4	1,889	2.2%	5.68	332,461	5.7%
Ross Dress for Less, Inc	7	1,818	2.1%	9.98	182,077	3.1%
LA Fitness (Fitness International)	2	1,810	2.1%	20.20	89,600	1.5%
Giant Eagle	1	1,805	2.1%	13.96	129,340	2.2%
Top ten tenants	52	$22,294	25.7%	$12.22	1,823,719	31.3%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in place at December 31, 2015.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,337,667	23.0%	11.4%
Grocery	852,188	14.7%	14.2%
Home Goods	746,728	12.8%	7.9%
Lifestyle, Health Clubs, Books & Phones	699,594	12.0%	15.0%
Restaurant	501,715	8.6%	15.3%
Apparel & Accessories	467,106	8.0%	11.3%
Sporting Goods	421,857	7.3%	6.8%
Consumer Services, Salons, Cleaners, Banks	257,982	4.4%	7.1%
Pet Supplies	253,367	4.4%	4.5%
Other	147,476	2.5%	2.3%
Health, Doctors & Health Foods	134,250	2.3%	4.2%
Total	5,819,930	100.0%	100.0%

The following table sets forth a summary, as of December 31, 2015, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	53%	8.8
Junior Box	5,000-9,999	16%	6.9
Small Shop	Less than 5,000	31%	4.6
Total		100%	7.1

Item 3.	Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our shares of common stock. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. There is no assurance that we will list our shares. Further, there is no assurance that stockholders will be able to sell their shares at a time or price acceptable to them.

FINRA requires registered broker-dealers, including the soliciting dealers who had sold shares in an unlisted REIT, to disclose in a customer’s account statement an estimated value for the unlisted REIT’s securities if the annual report of that REIT discloses a per share estimated value. In October 2014, the SEC granted FINRA approval to amend provisions addressing per share estimated valuations for unlisted REITs on account statements.  The amendments require, among other things, a broker to include in customer account statements a per share value for an unlisted REIT security.  The amended rule provides two methodologies for calculating per share estimated values under which reported values are to be presumed reliable and included on customer account statements.  The two methods are:

(i)	Net investment – which is based upon the amount available for investment, as defined. The net investment may be used no longer than two years plus 150 days after breaking escrow in the offering.
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

We have engaged an independent third party to perform appraisals of our properties and report a range of possible net asset values per share for our common stock. The board of directors will establish an estimated value of our shares based on the information provided by the third party. We intend to publish an estimated value of our shares no later than April 2016.

As of March 4, 2016, we had 17,064 stockholders of record.

Distributions

We currently pay distributions based on daily record dates, payable in arrears the following month. During the years ended December 31, 2015 and 2014, we declared distributions totaling approximately $44.9 million and $12.3 million, respectively, and paid distributions of approximately $42.5 million and $10.6 million, respectively. The distributions that we declared for such periods were equal to a daily amount of $0.001643836 per share based upon a 365-day period.

The following table shows the sources for the payment of distributions to common stockholders for the periods indicated (Dollar amounts in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
		% of Distributions		% of Distributions		% of Distributions
Distributions:
Distributions paid in cash	$21,709		$5,202		$517
Distributions reinvested through DRP	20,828		5,395		481
Total distributions	$42,537		$10,597		$998
Source of distribution coverage:
Cash flows provided by operating activities	$27,080	63%	$2,927	28%	$—	—%
Sponsor contributions	3,283	8%	640	6%	—	—%
Proceeds from issuances of common stock	12,174	29%	7,030	66%	998	100%
Total source of distribution coverage	$42,537	100%	$10,597	100%	$998	100%
Cash flows provided by (used in) operating activities ( U.S. GAAP basis)	$27,080		$2,922		$(961)
Net loss (in accordance with U.S. GAAP) (1)	$(13,436)		$(4,356)		$(2,527)

(1)	For the years ended December 31, 2015, 2014 and 2013, net loss includes acquisition related costs of $13,903, $5,139 and $666, respectively.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with U.S. GAAP) for the period from August 24, 2011 (date of inception) through December 31, 2015 (Dollar amounts in thousands):

For the Period from August 24, 2011 (Date of Inception) to December 31, 2015
Distributions paid:
Common stockholders in cash	$27,428
Common stockholders reinvested through DRP	26,704
Total distributions paid	$54,132
Reconciliation of net loss:
Revenues	$98,416
Acquisition and transaction related expenses	(20,441)
Depreciation and amortization	(43,297)
Other operating expenses	(41,889)
Other non-operating expenses	(14,267)
Net loss (in accordance with U.S. GAAP) (1)	$(21,478)
Funds from operations (2)	$21,819
Cash flows provided by operating activities	$28,495

(1)	Net loss as defined by U.S. GAAP includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
(2)

Funds from operations is computed by adding back depreciation and amortization expense equal to $43,297 from net loss. For further information related to the calculation of funds from operations, see “Non-U.S. GAAP Financial Measures” in Item 7.

Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of the Offering and DRP. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, we have and will likely continue to pay distributions from the net proceeds of the Offering and DRP. We have not established any limit on the extent to which we may use alternate sources, including borrowings or Offering and DRP proceeds, to pay distributions. Thirty seven (37%) of the distributions paid to stockholders, or $20.2 million through December 31, 2015, were paid from the net proceeds of our initial Offering and DRP. Our initial Offering concluded on October 16, 2015.  Thus, we will not raise any additional proceeds from the Offering which would then be available to pay distributions. To the extent we continue to pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there is no assurance that we will be able to sustain distributions at that level.

Share Repurchase Program

We adopted a share repurchase program effective October 18, 2012.  Under the SRP, we are authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested, if we choose to repurchase them.  Under the SRP, we may make “ordinary repurchases,” which are defined as all repurchases other than “exceptional repurchases,” which are defined as repurchases upon the death or qualifying disability of a stockholder, at prices ranging from 92.5% of the “share price,” as defined in the SRP, for stockholders who have owned their shares continuously for at least one year, but less than two years, to 100% of the “share price” for stockholders who have owned their shares continuously for at least four years. In the case of “exceptional repurchases,” we may repurchase shares at a repurchase price equal to 100% of the “share price.”

As used in the SRP, “share price” means: (1) prior to the Valuation Date, the offering price of our shares in our Offering (unless the shares were purchased at a discount from that price, and then that purchase price), reduced by any distributions of net sale proceeds that we designate as constituting a return of capital; and (2) on and after the Valuation Date, the lesser of: (A) the share price determined in (1); or (B) the most recently disclosed estimated value per share.

With respect to ordinary repurchases, we may make repurchases only if we have sufficient funds available to complete the repurchase. In any given calendar month, we are authorized to use only the proceeds generated from our DRP during that month to fund ordinary repurchases under the SRP; provided that, if we have excess funds during any particular month, we may, but are not obligated to, carry those excess funds to the subsequent calendar month for the purpose of making ordinary repurchases. Subject to funds being available, in the case of ordinary repurchases, we further limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. With respect to exceptional repurchases, we are authorized to use all available funds to repurchase shares. In addition, the one-year holding period and 5% limit described herein does not apply to exceptional repurchases.

The SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our SRP. In the event that we amend, suspend or terminate the SRP, however, we will send stockholders notice of the change at least thirty days prior to the change, and we will disclose the change in a report filed with the SEC on either Form 8-K, Form 10-Q or Form 10-K, as appropriate. Further, our board reserves the right in its sole discretion, at any time, and from time to time to reject any requests for repurchases.  The following table summarizes the repurchases of shares under the SRP during the fourth quarter of the year ended December 31, 2015:

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 2015	34,353	34,353	$9.83	34,353	1,811,274
November 2015	51,207	51,207	$9.47	51,207	1,760,067
December 2015	48,882	48,882	$9.77	48,882	1,711,185
Total	134,442	134,442	$9.67	134,442

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

Pursuant to the Offering, we sold 83,835,055 shares on a “best efforts” basis, equal to $834.4 million in aggregate gross proceeds, and 2,326,376 shares under the DRP, equal to $22.1 million in aggregate gross proceeds, as of the termination date.

On October 19, 2015, we registered an additional 25,000,000 shares of common stock to be issued under the DRP on Form S-3D (File No. 333-207519).  From October 19, 2015 through December 31, 2015, we sold 484,599 shares under the DRP equal to $4.6 million in aggregate gross proceeds.

From the effective date of the Offering through December 31, 2015, we have paid the following costs in connection with the issuance and distribution of the registered securities (Dollar amount in thousands):

Type of Costs	Amount
Offering costs paid to related parties (1)	$75,823
Offering costs paid to non-related parties	9,221
Total offering costs paid	$85,044

(1)

“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, the dealer manager of the Offering, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through December 31, 2015, the net offering proceeds to us from the Offering, after deducting the total costs incurred described above, were approximately $749.4 million. As of December 31, 2015, we had used approximately $637.9 million of these net proceeds to purchase interests in real estate and pay related costs, of which $5.9 million was paid to related parties, approximately $25.2 million for repayment of indebtedness used to purchase interests in real estate, approximately $5.7 million to pay loan origination costs, approximately $20.2 million to pay distributions, $0.1 million to fund our investment in the Captive, and approximately $1.1 million to fund our operations. The remaining net proceeds were held as cash at December 31, 2015.

Recent Sale of Unregistered Equity Securities

During the period covered by this annual report, we did not sell any equity securities that were not registered under the Securities Act.

Item 6.	Selected Financial Data

The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations. This selected data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this report (Dollar amounts in thousands, except per share amounts):

	December 31, 2015	December 31, 2014
Balance Sheet Data:
Total assets	$1,405,835	$571,486
Mortgages payable and credit facility payable (b)	$588,966	$186,034

	For the year ended December 31
	2015	2014	2013	2012	2011 (a)
Total income	$76,542	$18,946	$2,825	$102	$—
Net loss	$(13,436)	$(4,356)	$(2,527)	$(1,140)	$(20)
Net loss per common share, basic and diluted (c)	$(0.19)	$(0.21)	$(1.18)	$(18.04)	$(0.99)
Distributions paid to common stockholders	$42,537	$10,597	$998	$—	$—
Distributions declared to common stockholders	$44,908	$12,318	$1,289	$14	$—
Distributions per common share (c)	$0.63	$0.60	$0.60	$0.22	$—
Cash flows provided by (used in) operating activities	$27,080	$2,922	$(961)	$(524)	$(20)
Cash flows used in investing activities	$(740,542)	$(310,485)	$(30,375)	$(32,164)	$(1)
Cash flows provided by financing activities	$691,434	$386,800	$55,733	$34,891	$55
Weighted average number of common shares outstanding, basic and diluted	69,343,253	20,565,940	2,147,947	63,198	20,000

(a)	For the period from August 24, 2011 (inception) through December 31, 2011.
(b)	Mortgages and notes payable as of December 31, 2015 and 2014 includes mortgage premiums, net of amortization, of approximately $3,971 and $1,297, respectively.
(c)

The net loss per common share, basic and diluted is based upon the weighted average number of common shares outstanding for the period ended. The distributions per common share are based upon the weighted average number of common shares outstanding for the period ended.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Words such as “may,” “could,” “should,” “expect,” “intend,” “plan,” “goal,” “seek,” “anticipate,” “believe,” “estimate,” “predict,” “variables,” “potential,” “continue,” “expand,” “maintain,” “create,” “strategies,” “likely,” “will,” “would” and variations of these terms and similar expressions, or the negative of these terms or similar expressions, are intended to identify forward-looking statements.

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
•

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our Offering and DRP, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders;

•	We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2015, 2014 and 2013;
•

There is no established public trading market for our shares, our stockholders may not be able to sell their shares under our SRP and, if our stockholders are able to sell their shares under the SRP, or otherwise, they may not be able to recover the amount of their investment in our shares;

•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
•	IREIC may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Managers;
•	We do not have arm’s-length agreements with our Business Manager, our Real Estate Managers or any other affiliates of IREIC;
•	We pay fees, which may be significant, to our Business Manager, Real Estate Managers and other affiliates of our Sponsor;
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

The following discussion and analysis is based on the consolidated financial statements for the years ended December 31, 2015, 2014 and 2013.  Our stockholders should read the following discussion and analysis along with our accompanying consolidated financial statements and the related notes thereto.

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

On October 18, 2012, we commenced our Offering and it concluded on October 16, 2015. We offered 150,000,000 shares of our common stock at a price of $10.00 per share on a “best efforts” basis through Inland Securities Corporation, or “Inland Securities,” our dealer manager, a wholly owned subsidiary of our Sponsor. “Best efforts” means that Inland Securities was not obligated to purchase any specific number or dollar amount of shares. We also offered up to 30,000,000 shares of our common stock at a price of $9.50 per share to stockholders who elected to participate in our DRP. We subsequently filed a new Registration Statement pursuant to which we are offering up to 25,000,000 shares of our common stock to existing stockholders who elect to participate in the DRP.  We qualified and elected to be taxed as a REIT commencing with the tax year ended December 31, 2013 for federal income tax purposes. As of December 31, 2015, we issued 83,835,055 shares of common stock generating gross proceeds of $834.4 million, excluding the DRP.

At December 31, 2015, we owned 54 retail properties, totaling approximately 6.0 million square feet. At December 31, 2015, our portfolio had weighted average physical and economic occupancy of 96.2% and 97.2%, respectively. Economic occupancy excludes square footage that we own but which is not occupied by a tenant and which is subject to an earnout component on the original purchase price. Specifically, at the time of acquisition, in some cases, a portion of the purchase price was contingent on the seller leasing certain vacant space by certain applicable times. We are not obligated to pay this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the acquisition agreement. As of December 31, 2015 and 2014, ABR per square foot averaged $17.05 and $14.48, respectively, for all properties owned. ABR is calculated by annualizing the current, in place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. ABR including ground leases averaged $14.90 and $13.08, as of December 31, 2015 and 2014, respectively.

Company Highlights - Year Ended December 31, 2015

Acquisitions

We acquired 23 retail properties totaling approximately 3.5 million square feet for approximately $741.3 million, net of debt assumed.

Financings

We financed 13 properties through borrowing $242.4 million and assuming $58.0 million in secured first mortgages with a weighted average stated interest rate of 3.83% per annum and a weighted average maturity of 7.0 years.  In addition, we secured a $100 million Credit Facility with the ability to expand to $400 million. Subsequent to December 31, 2015, we amended our Credit Facility to, among other matters, increase the aggregate commitment under the credit facility by $10.0 million to $110.0 million.

Capital

We generated gross proceeds (excluding DRP proceeds) totaling $422.9 million from our "best-efforts" Offering which concluded on October 16, 2015.

Outlook

We believe that the current reduced market for acquisition opportunities will present a challenge in 2016. With approximately $200 million to deploy, comprised of cash and assumed financing, our Business Manager and IREA are working diligently to find the types of properties that meet our investment strategy, and that offer the best growth potential.

The amount paid for real estate assets is generally influenced by, among other things, market interest rates. However, the movements are not simultaneous and pricing generally lags behind interest rate adjustments for a period of time. Since part of our business strategy is to utilize debt to finance a portion of our real estate assets, we may be challenged in finding appropriately priced real estate assets in the event of a rising interest rate environment.

We concluded our Offering in October 2015 and continue to seek investment opportunities to expand our portfolio by acquiring multi-tenant necessity-based retail shopping centers.  Based upon the growth of our portfolio over the past several years, we anticipate  overall property operating performance to increase in 2016 due to the increased number of retail properties owned and future acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds is to acquire real estate assets, to pay operating expenses, to pay interest on our outstanding indebtedness, to pay distributions to our stockholders and to fund our SRP.  We generally seek to fund our cash needs for items other than asset acquisitions and offering costs from operations. Our cash needs for acquisitions have historically been funded primarily from the sale of our shares, including those offered for sale through our DRP, as well as debt financings. As our Offering concluded on October 16, 2015, potential future sources of liquidity include property operations, proceeds raised through our DRP, proceeds from secured or unsecured financings including draws on our Credit Facility, and proceeds from the sale of assets, if any. There may be a delay between the sale of our shares and our purchase of assets, which could result in a delay in generating returns, if any, from our investment operations. Our Business Manager and IREA evaluate potential acquisitions and engage in negotiations with sellers and lenders on our behalf. Pending investment in real estate assets, we may decide to invest our cash in investments that yield lower returns than those earned on real estate assets.

Although we entered into a Credit Facility agreement on September 30, 2015, our financing strategy will remain consistent with previous acquisitions. Management expects overall debt to be at approximately 50% of the purchase price of the properties, including any proceeds from the Credit Facility. For information concerning transactions with related parties, see Note 11 – “Transactions with related parties” to our accompanying consolidated audited financial statements.

From our formation through December 31, 2015, we used offering proceeds to purchase 54 retail properties, to pay operating, organization and offering costs and to pay a portion of our distributions. During 2015, we funded the purchase of 23 retail properties with mortgage debt of approximately $300.4 million, proceeds from the Offering of approximately $398.9 million and proceeds from our Credit Facility of $100 million.

As of December 31, 2015, we had total debt outstanding of approximately $585.0 million, excluding net mortgage premiums, which bore interest at a weighted average interest rate of 3.41% per annum, of which approximately $58.5 million is due in 2016, $6.5 million is due in 2017, $15.5 million is due in 2018, $142.8 million is due in 2019, $100.9 million is due in 2020 and the remaining amount of approximately $260.8 million is due after 2020. As of December 31, 2015 and December 31, 2014, our borrowings equaled approximately 47% and 42%, respectively, of the purchase price of our properties.

Cash Flow Analysis

	For the year ended December 31,
	2015	2014	2013
	(Dollar amounts in thousands)
Net cash flows provided by (used in) operating activities	$27,080	$2,922	$(961)
Net cash flows used in investing activities	$(740,542)	$(310,485)	$(30,375)
Net cash flows provided by financing activities	$691,434	$386,800	$55,733

Cash provided by operating activities increased approximately $24.2 million during 2015. For 2015 and 2014, funds generated from rental and tenant recovery income were partially offset by property operating, interest, acquisition and general and administrative expenses. The increase from 2014 to 2015 is due primarily to the growth of our real estate portfolio.

Cash used in investing activities increased approximately $430.0 million to $740.5 million during 2015 from $310.5 million during 2014.  The increase was primarily attributable to:

•	$424.2 million increase in purchase of investment properties,
•	$1.6 million increase in other assets and restricted escrows, and
•	$4.2 million increase in capital expenditures and tenant improvements.

Cash provided by financing activities increased $304.6 million during 2015.  The increase was primarily attributable to:

•	$77.4 million increase in offering proceeds, $15.4 million increase in proceeds from the DRP, partially offset by an increase in share repurchases of $3.0 million,
•

$147.8 million increase in proceeds from mortgages payable, $100.0 million increase in proceeds from our Credit Facility and a reduction of $9.6 million in payments towards mortgages payable, partially offset with an increase of payment of loan costs of $1.9 million, and

•	$2.6 million increase in Sponsor contributions.

partially offset by:

•	$31.9 million increase in distributions paid,
•	$9.5 million increase in payment of offering costs,
•	$1.6 million repayment in due to related parties, and
•	$0.3 million increase in the payment of deferred investment property acquisition obligations (earnout liability).

A summary of the distributions declared, distributions paid and cash flows provided by operations for the years ended December 31, 2015, 2014 and 2013 follows (Dollar amounts in thousands, except per share amounts):

Year Ended December 31,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total (2)	Cash Flows From Operations	Net Offering Proceeds (3) (4)
2015	$44,908	$0.63	$21,709	$20,828	$42,537	$27,080	$379,131
2014	$12,318	$0.60	$5,202	$5,395	$10,597	$2,922	$311,217
2013	$1,289	$0.60	$517	$481	$998	$(961)	$56,537

(1)	Assumes a share was issued and outstanding each day during the period. Per share amounts are based on weighted average number of common shares outstanding.
(2)

On February 19, 2015, our Sponsor contributed $3,283 to our capital.  For U.S. GAAP purposes, these monies have been treated as a contribution of capital from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for this contribution.  We are treating this contribution as taxable income to us.

(3)

A portion of distributions paid for the years ended December 31, 2015 and 2014 were paid from the net proceeds of our Offering. All of our distributions for the year ended December 31, 2013 were paid from the net proceeds of our Offering.

(4)	The Offering commenced on October 18, 2012 and concluded on October 16, 2015.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2015, 2014 and 2013.

These sections describe and compare our results of operations for the years ended December 31, 2015, 2014 and 2013.  We generate primarily all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income. (Dollar amounts in thousands)

Comparison of the Years ended December 31, 2015 and 2014

A total of 14 investment properties that were acquired on or before January 1, 2014 represent our “same store” properties during the years ended December 31, 2015 and 2014.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2014. For the year ended December 31, 2015, 40 properties constituted non-same store properties and for the year ended December 31, 2014, 17 properties were a non-same store property. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2015 and 2014, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	For the year ended December 31,
	2015	2014
Rental and tenant recovery income:
“Same store” investment properties, 14 properties
Rental income	$4,776	$4,667
Tenant recovery income	974	1,005
Other property income	—	—
“Non-same store” investment properties
Rental income	53,589	9,892
Tenant recovery income	14,460	2,953
Other property income	148	58
Total property income	$73,947	$18,575
Property operating expenses:
“Same store” investment properties
Property operating expenses	$713	$678
Real estate tax expense	566	567
“Non-same store” investment properties
Property operating expenses	10,954	2,022
Real estate tax expense	8,372	1,501
Total property operating expenses	$20,605	$4,768
Property net operating income
“Same store” investment properties	$4,471	$4,427
“Non-same store” investment properties	48,871	9,380
Total property net operating income	$53,342	$13,807
Other income:
Straight-line income, net	$1,736	$314
Amortization of intangibles, net	652	59
Amortization of ground lease	24	—
Interest income	205	95
Equity in (loss) earnings of unconsolidated entity	(118)	10
Other expense:
General and administrative expenses	4,961	2,427
Acquisition related expenses	13,903	5,140
Depreciation and amortization	34,573	7,679
Business management fee	5,501	773
Interest expense	10,339	2,622
Net loss calculated in accordance with U.S. GAAP	$(13,436)	$(4,356)

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the year ended December 31, 2015, with the results of the same investment properties owned during the year ended December 31, 2014, property net operating income increased $44, total property income increased $78, and total property operating expenses including real estate tax expense increased $34 for the year ended December 31, 2015 compared to the year ended December 31, 2014.

The increase in “same store” total property income is primarily due to scheduled rent increases partially offset by decreased tenant recovery income due to a lower recovery percentage.

The increase in “same store” total property operating expenses is primarily due to an increase in real estate tax expense and an increase in repairs and maintenance expense during 2015 as compared to 2014.

“Non-same store” total property net operating income increased $39,491 during 2015 as compared to 2014. The increase is a result of acquiring 40 retail properties after January 1, 2014. On a “non-same store” basis, total property income increased $55,294 and total property operating expenses increased $15,803 during the year ended December 31, 2015 as a result of these acquisitions.

Other income. Other income increased $1,997 in 2015 compared to 2014. This increase is due to the acquisition of investment properties throughout 2014 and 2015, which increased straight-line income, net by $1,422 and amortization of lease intangibles, net by $593. The increase is also due to an increase in interest income of $110 as a result of increased cash available to invest due to an increase in offering proceeds offset by a decrease of $128 in equity in earnings (loss) of unconsolidated entity.

Other expense. Other expense increased $50,636 in 2015, as compared to 2014. The increase is primarily due to an increase in depreciation and amortization, interest expense, business management fees and acquisition related expenses.

General and administrative expenses increased $2,534 in 2015 compared to 2014.  This increase is due to the growth in our real estate portfolio.

Depreciation and amortization increased $26,894 in 2015, as compared to 2014. This increase is due to the acquisition of 40 retail properties after January 1, 2014.

Interest expense increased $7,717 in 2015 compared to 2014. The increase is due to the financing of 27 properties after January 1, 2014 and amounts drawn under the Credit Facility.

Business management fees increased $4,728 in 2015 compared to 2014. The increase is due to the growth in our real estate portfolio. In 2014, the Business Manager was entitled to a business management fee of $1,433 of which $433 was permanently waived. During 2014, the Business Manager also permanently waived business management fees of $226 incurred for the year ended December 31, 2013.

Acquisition related expenses increased $8,763 in 2015 compared to 2014. These expenses include acquisition, dead deal and transaction related costs and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

Comparison of the Years ended December 31, 2014 and 2013

A total of 13 investment properties that were acquired on or before January 1, 2013 represent our “same store” properties during the years ended December 31, 2014 and 2013.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2013. For the year ended December 31, 2014, 18 properties constituted non-same store properties and for the year ended December 31, 2013, one property was a non-same store property. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2014 and 2013, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	For the year ended December 31,
	2014	2013
Rental and tenant recovery income:
“Same store” investment properties, 13 properties
Rental income	$2,444	$2,389
Tenant recovery income	429	338
Other property income	—	—
“Non-same store” investment properties
Rental income	12,114	54
Tenant recovery income	3,530	5
Other property income	58	—
Total property income	$18,575	$2,786
Property operating expenses:
“Same store” investment properties
Property operating expenses	$258	$178
Real estate tax expense	290	272
“Non-same store” investment properties
Property operating expenses	2,441	—
Real estate tax expense	1,779	5
Total property operating expenses	$4,768	$455
Property net operating income
“Same store” investment properties	$2,325	$2,277
“Non-same store” investment properties	11,482	54
Total property net operating income	$13,807	$2,331
Other income:
Straight-line income, net	$314	$15
Amortization of intangibles, net	59	24
Interest income	95	1
Equity in earnings of unconsolidated entity	10	7
Other expense:
General and administrative expenses	2,427	1,601
Acquisition related expenses	5,140	666
Depreciation and amortization	7,679	1,004
Business management fee	773	226
Interest expense	2,622	1,408
Net loss calculated in accordance with U.S. GAAP	$(4,356)	$(2,527)

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the year ended December 31, 2014, with the results of the same investment properties owned during the year ended December 31, 2013, property net operating income increased $48, total property income increased $146, and total property operating expenses including real estate tax expense increased $98 for the year ended December 31, 2014 compared to the year ended December 31, 2013.

The increase in “same store” total property income was primarily due to a scheduled rent increase for one tenant in June 2014 of $95 annually and a 3% increase in tenant recoveries at Newington Fair during the year ended December 31, 2014 as compared to the year ended December 31, 2013, which resulted in increased rental income and tenant recovery income. The increase in “same store” total property expenses is primarily due to an increase in repairs and maintenance expense during the year ended December 31, 2014 as compared to the year ended December 31, 2013.  “Same store” total property net operating income primarily increased due to higher rental income and tenant recovery income for the year ended December 31, 2014 compared to the year ended December 31, 2013.

“Non-same store” total property net operating income increased $11,428 for the year ended December 31, 2014 as compared to the year ended December 31, 2013.  The increase is a result of acquiring 18 retail properties after January 1, 2013.  On a “non-same store” basis, total property income increased $15,643 and total property operating expenses increased $4,215 during the year ended December 31, 2014, as a result of these acquisitions.

Other income.  Other income increased $431 during the year ended December 31, 2014 as compared to the year ended December 31, 2013.  This increase is due to the acquisition of investment properties in December 2013 and throughout 2014, which increased straight-line income, net by $299 and amortization of lease intangibles, net by $35.  The increase is also due to an increase in interest income of $94 as a result of increased invested cash due to an increase in offering proceeds and an increase in equity in earnings of unconsolidated entity of $3.

Other expense.  Other expense increased $13,736 for the year ended December 31, 2014, as compared to the year ended December 31, 2013.  The increase is primarily due to an increase in acquisition related expenses, depreciation and amortization and interest expense.

Acquisition related expenses increased $4,474 for the year ended December 31, 2014, as compared to the year ended December 31, 2013.  These expenses include acquisition, dead deal and transaction related costs which relate to both closed and potential transactions.  These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.  The increase for the year ended December 31, 2014 is due to an increase in acquisition activity during 2014.

Depreciation and amortization increased $6,675 for the year ended December 31, 2014, as compared to the year ended December 31, 2013.  This increase is due to the acquisition of 18 retail properties which occurred in December 2013 and throughout 2014.

Business management fees increased $547 for the year ended December 31, 2014, as compared to the year ended December 31, 2013.  For the year ended December 31, 2014, the Business Manager was entitled to a business management fee in the amount equal to $1,433, of which $433 was permanently waived.  During 2014, the Business Manager also permanently waived business management fees of $226 incurred for the year ended December 31, 2013.  There is no assurance the Business Manager will waive all or a portion of business management fees in the future.

Interest expense increased $1,214 for the year ended December 31, 2014, as compared to the year ended December 31, 2013.  The increase in interest expense is due to an increase in outstanding indebtedness associated with financings of new acquisitions which occurred in December 2013 and throughout 2014.  The increase in interest expense was partially offset by the payoff of approximately $9,790 and $15,407 in mortgages and notes payable during 2014 and 2013, respectively.

Non-U.S. GAAP Financial Measures

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

Our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other REITs. We believe that the use of FFO and MFFO provides a more complete understanding of our operating performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. Neither FFO nor MFFO is intended to be an alternative either to “net income” or to “cash flows from operating activities” as determined by U.S. GAAP as a measure of our capacity to pay distributions. Management uses FFO and MFFO to compare our operating performance to that of other REITs and to assess our operating performance.

Our FFO and MFFO for the years ended December 31, 2015, 2014 and 2013 are calculated as follows (Dollar amounts in thousands):

		For the year ended December 31,
		2015	2014	2013
	Net loss	$(13,436)	$(4,356)	$(2,527)
Add:	Depreciation and amortization related to investment properties	34,573	7,679	1,004
	Funds from operations (FFO)	21,137	3,323	(1,523)
Add:	Acquisition related costs	13,903	5,139	666
Less:	Amortization of acquired market lease intangibles, net	(652)	(59)	(24)
	Straight-line income, net	(1,736)	(314)	(15)
	Modified funds from operations (MFFO)	$32,652	$8,089	$(896)

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

The acquisition of certain properties includes earnout components to the purchase price, meaning a portion of the purchase price of the property is not paid at closing, although we own the entire property. We are not obligated to pay the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income to be received. The earnout agreements generally have a limited obligation period ranging from one to three years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, we will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on our best estimate, we record a liability for the potential future earnout payments using estimated fair value measurements at the date of acquisition which include the lease-up periods, market rents, probability of occupancy and discount rate. This earnout amount is recorded as additional purchase price of the related properties and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. Fair value adjustments may be deemed necessary but generally, the liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations. We record changes in the underlying liability assumptions to acquisition related costs contained in acquisition costs on the accompanying consolidated statements of operations.

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

We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rent receivable in the accompanying consolidated balance sheets. Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and decrease in the later years of a lease. We periodically review the collectability of outstanding receivables. Allowances are taken for those balances that we deem to be uncollectible, including any amounts relating to straight-line income receivables.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments. The amendments in the ASU eliminate the requirement of an acquirer to retrospectively account for provisional amounts that are identified during the measurement period after a business combination.  This ASU requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The ASU also requires the acquirer to disclose the amount recorded in current-period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued and will be applied prospectively to adjustments to provisional amounts that occur after the effective date.  We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs be deducted from the carrying value of the financial liability and not recorded as separate assets, classified as deferred financing costs. The ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued and will be applied on a retrospective basis. As of December 31, 2015, the amount of total debt issuance costs was approximately $4.4 million and was classified as deferred costs, net in our consolidated balance sheet. We will adopt this accounting standard update beginning January 2016. We will apply this accounting update retrospectively to all prior periods presented in the financial statements. We expect the adoption of this update to result in the reclassification of our debt issuance costs of approximately $4.4 million and $1.7 million as of December 31, 2015 and 2014, respectively, as a direct deduction to our outstanding mortgages and credit facility payable.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for us on January 1, 2018. Early adoption is permitted but not prior to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor determined the effect of the standard on our ongoing financial reporting.

Contractual Obligations

Our mortgages payable are generally non-recourse to us.  We have, however, guaranteed the full amount of each of the mortgages payable by our subsidiaries in the event that the applicable subsidiary fails to provide access or information to the properties or fails to obtain a lender’s prior written consent to any liens on or transfers of any of the properties, and in the event of any losses, costs or damages incurred by a lender as a result of fraud or intentional misrepresentation of the subsidiary borrower, gross negligence or willful misconduct, material waste of the properties and the breach of any representation or warranty concerning environmental laws, among other things.

From time to time, we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit of generally one to three years and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of December 31, 2015 and 2014, we had liabilities of $18.9 million and $3.6 million, respectively, recorded on the consolidated balance sheets as deferred investment property acquisition obligations. The maximum potential payment is $23.2 million at December 31, 2015.

The table below presents, on a consolidated basis, our obligations and commitments to make future payments under debt obligations (including interest) as of December 31, 2015. Debt obligations under debt which is subject to variable rates reflect interest rates as of December 31, 2015 (Dollar amounts in thousands).

		Payments due by period
	Total	2016	2017	2018	2019	2020	Thereafter
Principal payments on debt	$584,995	$58,468	$6,503	$15,465	$242,840	$897	$260,822
Interest payments on debt	112,730	18,640	17,960	17,768	14,904	10,755	32,703
Payments for ground lease	27,264	1,108	1,140	1,140	1,140	1,140	21,596
Total	$724,989	$78,216	$25,603	$34,373	$258,884	$12,792	$315,121

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Distributions

Our board of directors declared distributions payable to stockholders of record each day beginning on the close of business on January 1, 2016 through the close of business on April 30, 2016. Through that date, distributions were declared in a daily amount equal to $0.001639344 per share, based upon a 366-day period, which equates to $0.60 per share or a 6% annualized rate based on a purchase price of $10.00 per share.  Distributions were paid monthly in arrears, as follows (Dollar amounts in thousands):

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
December 2015	January 2016	$4,397	$2,362	248,629	$2,035
January 2016	February 2016	$4,393	$2,358	248,177	$2,035
February 2016	March 2016	$4,120	$2,204	232,019	$1,916

We entered into the following financings subsequent to December 31, 2015 (Dollar amounts in thousands):

Date	Property	Interest Rate (stated)	Principal Amount	Maturity Date
1/25/2016	Marketplace at El Paseo	2.95%	$38,000	2/1/2021
1/28/2016	Milford Marketplace	4.02%	$18,727	2/1/2026

In January 2016, we amended our Credit Facility to, among other matters, increase the aggregate commitment under the Credit Facility by $10.0 million to $110.0 million. In February 2016, we paid $85.0 million towards the principal on the Credit Facility reducing the outstanding balance to $15.0 million. Additionally, in January 2016, we paid in full the approximately $12.0 million mortgage principal plus accrued interest balance on the Oquirrh Mountain Marketplace short-term loan.

Real Estate Manager Contract Assignment

Due to a corporate reorganization, Inland National Real Estate Services, LLC (“Inland National”), our Real Estate Manager and an indirect wholly-owned subsidiary of our Sponsor, is transitioning its management responsibilities to Inland Commercial Real Estate Services LLC (“Inland Commercial”), which is also an indirect wholly-owned subsidiary of our Sponsor.  As part of the reorganization, Inland National assigned its interest in the master real estate management agreement with us to Inland Commercial on January 1, 2016.  All terms of the real estate management agreement remain the same.  Certain of our properties are managed by Inland Commercial, effective as of January 1, 2016.  The remaining properties are still managed by Inland National, and their property management functions are expected to be transferred to Inland Commercial, effective as of April 1, 2016.

Investment in unconsolidated entity

In March 2016, the Captive was notified by IRC of its intention to dissociate. Previously, InvenTrust and RPAI. terminated their future participation effective December 1, 2015 and December 1, 2014, respectively. Based upon this notice and regulatory requirements, it is expected the Captive will terminate its operations in accordance with the applicable rules and regulations for an insurance association captive in 2016. As a result, we will need to obtain separate property and general liability insurance once the Captive is unable to provide us coverage.  As of the date of this report, we are unable to determine if we would be liable for any proportional cost associated with the termination of the Captive.

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

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets and fund capital expenditures. At December 31, 2015, we had $83.7 million or 14.2% of our total debt that bore interest at variable rates with a weighted average interest rate equal to 2.98%. We had variable rate debt subject to swap agreements of $238.6 million or 40.5% of our total debt at December 31, 2015. As of December 31, 2015, we had outstanding debt, which is subject to fixed interest rates and variable rates, of approximately $585.0 million, excluding mortgage premiums, bearing interest rates in the range of 1.65% to 5.78% per annum and a weighted average interest rate of 3.41%, which includes the effect of interest rate swaps. As of December 31, 2015, the interest rate on the Credit Facility was 1.65%.

If interest rates on all debt which bears interest at variable rates as of December 31, 2015 permanently increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by approximately $1.8 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2015 permanently decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

The following table summarizes our interest rate swap contracts outstanding as of December 31, 2015 (Dollar amounts in thousands):

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at December 31, 2015
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	$5,525	$(167)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	14,200	(379)
May 23, 2014	May 1, 2015	May 22, 2019	2.00%	8,484	(199)
June 6, 2014	June 1, 2015	May 8, 2019	2.15%	11,684	(332)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	20,725	(568)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	24,352	(446)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	9,561	(206)
December 16, 2014	December 16, 2014	June 22, 2016	1.97%	13,359	(92)
December 16, 2014	December 16, 2014	October 21, 2016	1.50%	10,837	(77)
December 16, 2014	December 16, 2014	May 9, 2017	1.13%	10,150	(46)
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(127)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	(209)
July 8, 2015	August 1, 2015	May 22, 2019	1.43%	1,426	(7)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(143)
October 2, 2015	November 1, 2015	November 1, 2015	1.79%	13,100	(41)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(752)
				$238,617	$(3,791)

(a)	Receive floating rate index based upon one month LIBOR. At December 31, 2015, the one month LIBOR equaled 0.43%.

INLAND REAL ESTATE INCOME TRUST, INC.

INDEX

Item 8.	Financial Statements and Supplementary Data

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Income Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland Real Estate Income Trust, Inc. (the Company) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Income Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

March 15, 2016

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Assets:
Investment properties:
Land	$247,082	$83,250
Building and other improvements	914,355	331,213
Total	1,161,437	414,463
Less accumulated depreciation	(27,545)	(6,236)
Net investment properties	1,133,892	408,227
Cash and cash equivalents	83,843	105,871
Investment in unconsolidated entity	—	118
Accounts and rent receivable	7,313	1,977
Acquired lease intangible assets, net	164,773	51,691
Deferred costs, net	4,705	1,694
Other assets	11,309	1,908
Total assets	$1,405,835	$571,486
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages and credit facility payable	$588,966	$186,034
Accounts payable and accrued expenses	13,926	2,734
Distributions payable	4,397	2,025
Acquired intangible liabilities, net	65,194	18,676
Deferred investment property acquisition obligations	18,871	3,646
Due to related parties	8,595	2,694
Other liabilities	15,042	4,218
Total liabilities	714,991	220,027
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 86,229,018 and 41,996,913 shares issued and outstanding as of December 31, 2015 and 2014, respectively	86	42
Additional paid in capital (net of offering costs of $87,059 and $43,566 as of December 31, 2015 and 2014, respectively)	774,359	374,608
Accumulated distributions and net loss	(80,007)	(21,663)
Accumulated other comprehensive loss	(3,594)	(1,528)
Total stockholders’ equity	690,844	351,459
Total liabilities and stockholders’ equity	$1,405,835	$571,486

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands, except per share amounts)

For the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Income:
Rental income	$60,912	$14,932	$2,482
Tenant recovery income	15,482	3,959	343
Other property income	148	55	—
Total income	76,542	18,946	2,825
Expenses:
Property operating expenses	11,850	2,699	178
Real estate tax expense	8,938	2,068	277
General and administrative expenses	4,961	2,427	1,601
Acquisition related costs	13,903	5,139	666
Business management fee	5,501	773	226
Depreciation and amortization	34,573	7,679	1,004
Total expenses	79,726	20,785	3,952
Operating loss	(3,184)	(1,839)	(1,127)
Interest expense	(10,339)	(2,622)	(1,408)
Interest income	205	95	1
Equity in (loss) earnings of unconsolidated entity	(118)	10	7
Net loss	$(13,436)	$(4,356)	$(2,527)
Net loss per common share, basic and diluted	$(0.19)	$(0.21)	$(1.18)
Weighted average number of common shares outstanding, basic and diluted	69,343,253	20,565,940	2,147,947
Comprehensive loss:
Net loss	$(13,436)	$(4,356)	$(2,527)
Unrealized loss on derivatives	(4,612)	(1,810)	—
Reclassification adjustment for amounts recognized in net loss	2,546	282	—
Comprehensive loss	$(15,502)	$(5,884)	$(2,527)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollar amounts in thousands)

For the years ended December 31, 2015, 2014 and 2013

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2013	276,239	$—	$193	$(1,173)	$—	$(980)
Distributions declared	—	—	—	(1,289)	—	(1,289)
Proceeds from offering	6,418,741	7	63,356	—	—	63,363
Offering costs	—	—	(6,664)	—	—	(6,664)
Proceeds from distribution reinvestment plan	50,635	—	481	—	—	481
Discount on shares to related parties	—	—	369	—	—	369
Net loss	—	—	—	(2,527)	—	(2,527)
Balance at December 31, 2013	6,745,615	$7	$57,735	$(4,989)	$—	$52,753
Distributions declared	—	—	—	(12,318)	—	(12,318)
Proceeds from offering	34,711,753	35	345,519	—	—	345,554
Offering costs	—	—	(34,571)	—	—	(34,571)
Proceeds from distribution reinvestment plan	567,896	—	5,395	—	—	5,395
Shares repurchased	(28,351)	—	(260)	—	—	(260)
Discount on shares to related parties	—	—	150	—	—	150
Unrealized loss on derivatives	—	—	—	—	(1,810)	(1,810)
Reclassification adjustment for amounts included in net loss					282	282
Sponsor contribution	—	—	640	—	—	640
Net loss	—	—	—	(4,356)	—	(4,356)
Balance at December 31, 2014	41,996,913	$42	$374,608	$(21,663)	$(1,528)	$351,459
Distributions declared	—	—	—	(44,908)	—	(44,908)
Proceeds from offering	42,428,322	42	422,917	—	—	422,959
Offering costs	—	—	(43,493)	—	—	(43,493)
Proceeds from distribution reinvestment plan	2,192,444	2	20,826	—	—	20,828
Shares repurchased	(388,661)	—	(3,810)	—	—	(3,810)
Discount on shares to related parties	—	—	28	—	—	28
Unrealized loss on derivatives	—	—	—	—	(4,612)	(4,612)
Reclassification adjustment for amounts included in net loss	—	—	—	—	2,546	2,546
Sponsor contribution	—	—	3,283	—	—	3,283
Net loss	—	—	—	(13,436)	—	(13,436)
Balance at December 31, 2015	86,229,018	$86	$774,359	$(80,007)	$(3,594)	$690,844

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

For the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Cash flows from operating activities:
Net loss	$(13,436)	$(4,356)	$(2,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,573	7,679	1,004
Amortization of loan fees and mortgage premiums, net	5	210	212
Amortization of acquired market leases, net	(652)	(59)	(24)
Straight-line income, net	(1,736)	(314)	(15)
Discount on shares issued to related parties	28	150	370
Equity in (losses) earnings of unconsolidated entity	118	(10)	(7)
Payment of leasing fees	(315)	(5)	—
Other non-cash adjustments	(385)	5	—
Changes in assets and liabilities:
Accounts payable and accrued expenses	3,723	869	(11)
Accounts and rents receivable	(3,392)	(1,521)	(81)
Due to related parties	7,559	(493)	748
Other liabilities	2,185	1,072	(51)
Other assets	(1,195)	(305)	(579)
Net cash flows provided by (used in) operating activities	27,080	2,922	(961)

Cash flows from investing activities:
Purchase of investment properties	(734,331)	(310,120)	(29,982)
Capital expenditures	(4,326)	(131)	(316)
Investment in unconsolidated entity	—	—	(100)
Other assets and restricted escrows	(1,885)	(234)	23
Net cash flows used in investing activities	(740,542)	(310,485)	(30,375)

Cash flows from financing activities:
Proceeds from offering	422,959	345,554	63,363
Proceeds from the distribution reinvestment plan	20,828	5,395	481
Shares repurchased	(3,333)	(260)	—
Payment of offering costs	(43,828)	(34,337)	(6,826)
Distributions paid	(42,537)	(10,597)	(998)
Sponsor contribution	3,283	640	—
Due to related parties, net	(1,630)	—	1
Deferred investment property acquisition obligation payments	(3,061)	(2,728)	—
Proceeds from credit facility payable	100,000	—	—
Proceeds from mortgages payable	242,377	94,531	15,260
Payment of mortgages payable	(145)	(9,790)	(15,407)
Payment of loan fees	(3,479)	(1,608)	(141)
Net cash flows provided by financing activities	691,434	386,800	55,733
Net (decrease) increase in cash and cash equivalents	(22,028)	79,237	24,397
Cash and cash equivalents at beginning of the period	105,871	26,634	2,237
Cash and cash equivalents at end of the period	$83,843	$105,871	$26,634

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollar amounts in thousands)

For the years ended December 31, 2015, 2014 and 2013

Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$163,832	$70,828	$2,220
Building and improvements	580,061	285,326	26,577
Acquired in place lease intangibles	98,062	43,067	2,438
Acquired above market lease intangibles	30,524	5,264	311
Acquired below market lease intangibles	(44,359)	(18,386)	(391)
Acquired above market ground lease liability	(5,169)	—	—
Other receivables	792	—	—
Assumption of mortgage debt at acquisition	(58,026)	(67,466)	—
Non-cash mortgage premium	(3,430)	(1,297)	—
Non-cash fair value of interest rate swaps	—	(528)	—
Deferred investment property acquisition obligations	(18,211)	(5,511)	(723)
Assumed liabilities	(9,745)	(1,177)	(450)
Purchase of investment properties	$734,331	$310,120	$29,982

Supplemental schedule of non-cash investing and financing activities:
Cash paid for interest	$9,397	$2,346	$1,235,597
Distributions payable	$4,397	$2,025	$304,863
Accrued offering costs payable	$252	$535	$300,807

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

NOTE 1 – ORGANIZATION

Inland Real Estate Income Trust, Inc. (the “Company”) was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. To date, the Company has focused on acquiring retail properties. The Company entered into a Business Management Agreement with IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an affiliate of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company.

At December 31, 2015, the Company owned 54 retail properties, totaling 6,025,330 square feet.  The properties are located in 22 states.  At December 31, 2015, the portfolio had a weighted average physical occupancy of 96.2% and economic occupancy of 97.2%. Economic occupancy excludes square footage associated with an earnout component.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In the opinion of management, all adjustments necessary for a fair statement, in all material respects, of the financial position and results of operations for the periods are presented. Actual results could differ from those estimates.

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

The fiscal year-end of the Company is December 31.

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

Assets and liabilities acquired typically include land, building and personal property and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases. The portion of the purchase price allocated to above market lease values are included in acquired lease intangible assets, net and is amortized on a straight-line basis over the term of the related lease as a reduction to rental income. The portion allocated to below market lease values are included in acquired intangible liabilities, net and is amortized as an increase to rental income over the term of the lease including any renewal periods with fixed rate renewals.  The portion of the purchase price allocated to acquired in-place lease value is included in acquired lease intangible assets, net and is amortized on a straight-line basis over the acquired leases’ weighted average remaining term.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase price unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income to be received. The earnout agreements have a limited obligation period from the date of acquisition, as defined. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has recorded a liability for the potential future earnout payments using estimated fair value at the date of acquisition using Level 3 inputs including market rents ranging from $14.00 to $42.00 per square foot, probability of occupancy ranging from 0% to 100% based on leasing activity and utilizing a discount rate of 6.50% to 8.25%. The Company has recorded this earnout amount as additional purchase price of the related property and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. Fair value adjustments may be deemed necessary but generally, the liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations and comprehensive loss. The Company records the effect of changes in the underlying liability assumptions in acquisition related costs on the accompanying consolidated statements of operations and comprehensive loss.

Capitalization and Depreciation

Real estate acquisitions are recorded at cost less accumulated depreciation. Improvement and betterment costs are capitalized, and ordinary repairs and maintenance are expensed as incurred. Transaction costs in connection with the acquisition of real estate properties and businesses are expensed as incurred and included in acquisition related costs.

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

Depreciation expense was approximately $21,319, $5,428 and $776 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Derivative interest rate swap agreements	$—	$(3,791)	$—
Total liabilities	$—	$(3,791)	$—

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

Partially-Owned Entities

The Company will consolidate the operations of a joint venture if the Company determines that it is either the primary beneficiary of a variable interest entity (VIE) or has substantial influence and control of the entity.  In instances where the Company determines that it is not the primary beneficiary of a VIE or the Company does not control the joint venture but can exercise influence over the entity with respect to its operations and major decisions, the Company will use the equity method of accounting. Under the equity method, the operations of a joint venture will not be consolidated with the Company’s operations but instead its share of operations will be reflected as equity in earnings (loss) of unconsolidated entity on its consolidated statements of operations and comprehensive loss. Additionally, the Company’s net investment in the joint venture will be reflected as investment in unconsolidated entity on the consolidated balance sheets.

Offering and Organization Costs

Costs associated with the Offering (as defined below) are deferred and charged against the gross proceeds of the Offering upon the sale of shares.  Formation and organizational costs were expensed as incurred.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

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

REIT Status

The Company has qualified and elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ended December 31, 2013. As a result, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments and excluding any net capital gain) to its stockholders. The Company will monitor the business and transactions that may potentially impact its REIT status. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal (including any applicable alternative minimum tax) and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

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

The Company estimates the future undiscounted cash flows based on management’s intent as follows: (i) for real estate properties that the Company intends to hold long-term, including land held for development, properties currently under development and operating buildings, recoverability is assessed based on the estimated future net rental income from operating the property and termination value; and (ii) for real estate properties that the Company intends to sell, including land parcels, properties currently under development and operating buildings, recoverability is assessed based on estimated proceeds, including net rental income during the holding period, from disposition that are estimated based on future net rental income of the property and expected market capitalization rates.

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

During the years ended December 31, 2015, 2014 and 2013, the Company incurred no impairment charges.

Deferred Loan Fees

Direct financing costs are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the term, or anticipated repayment date, of the related agreements as a component of interest expense. These costs are included in deferred costs, net.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

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

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets. Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and will decrease in the later years of a lease. The Company periodically reviews the collectability of outstanding receivables. Allowances are taken for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line income receivables.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments. The amendments in the ASU eliminate the requirement of an acquirer to retrospectively account for provisional amounts that are identified during the measurement period after a business combination.  This ASU requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The ASU also requires the acquirer to disclose the amount recorded in current-period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been issued and will be applied prospectively to

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

adjustments to provisional amounts that occur after the effective date.  The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The ASU requires that debt issuance costs be deducted from the carrying value of the financial liability and not recorded as separate assets, classified as deferred financing costs. The ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued and will be applied on a retrospective basis. As of December 31, 2015, the amount of total debt issuance costs was approximately $4,400 and was classified as deferred costs, net in the Company’s consolidated balance sheet. Beginning January 2016, the Company will apply this accounting update retrospectively to all prior periods presented in the financial statements. The Company expects the adoption of this update to result in the reclassification of its debt issuance costs of approximately $4,400 and $1,700 as of December 31, 2015 and 2014, respectively, as a direct deduction to the Company’s outstanding mortgages and credit facility payable.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted but not prior to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

NOTE 3 – EQUITY

The Company was authorized to sell up to 150,000,000 shares of common stock at $10 each in an initial public “best efforts” offering (the “Offering”) which commenced on October 18, 2012 and to issue 30,000,000 shares at $9.50 each issuable pursuant to the Company’s distribution reinvestment plan (“DRP”).  The Offering concluded on October 16, 2015. Effective November 2, 2015, the Company amended its DRP. The Company is offering up to 25,000,000 shares of its common stock at a price of $9.50 per share to stockholders who elect to participate in the amended DRP.

As of December 31, 2015 the Company issued 83,835,055 shares of common stock generating gross proceeds of $834,399, excluding the DRP.

The Company provides the following programs to facilitate future investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

The Company provides existing stockholders with the option to purchase additional shares from the Company by automatically reinvesting cash distributions through the DRP, subject to certain share ownership restrictions. The Company does not pay any selling commissions or a marketing contribution and due diligence expense allowance in connection with the DRP. Shares are sold at a price equal to $9.50 per share until such time as the Company reports an estimated value of its shares (the “Valuation Date”). On and after the Valuation Date, the price per share under the DRP will be equal to the estimated value of a share, as determined by the Company’s board of directors and reported by the Company from time to time.

Distributions reinvested through the DRP were approximately $20,828, $5,395 and $481 for the years ended December 31, 2015, 2014 and 2013, respectively.

Share Repurchase Program

Under the share repurchase program (“SRP”), the Company is authorized to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested, if the Company chooses to purchase them. Subject to funds being available, the Company limits the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year. Funding for the SRP comes from proceeds the Company receives from the DRP. In the case of repurchases made because of the death

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

of a stockholder or qualifying disability, as defined in the SRP, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit applies. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may, at any time, amend, suspend or terminate the SRP.

Pursuant to the SRP, the Company may repurchase shares at prices ranging from 92.5% of the “share price,” as defined in the SRP, for stockholders who have owned shares for at least one year to 100% of the “share price” for stockholders who have owned shares for at least four years. For repurchases sought upon a stockholder’s death or qualifying disability, the Company may repurchase shares at a price equal to 100% of the “share price.” As used in the SRP, “share price” means: (1) prior to the Valuation Date, the offering price of the Company’s shares in the Offering (unless the shares were purchased at a discount from that price, and then that purchase price), reduced by any distributions of net sale proceeds that the Company designates as constituting a return of capital; and (2) on and after the Valuation Date, the lesser of: (A) the share price determined in (1); or (B) the most recently disclosed estimated value per share.

Repurchases through the SRP were approximately $3,810, $260 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 4 – ACQUISITIONS

2015 Acquisitions

During the year ended December 31, 2015, the Company acquired, through its wholly owned subsidiaries, the properties listed below and financed a portion of these acquisitions by borrowing or assuming $300,403, proceeds from the Offering of approximately $398,900 and proceeds from our Credit Facility of $100,000.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

Date Acquired	Property Name	Location	Property Type	Square Footage	Purchase Price
1st Quarter
1/29/15	Shoppes at Lake Park	West Valley City, UT	Multi-Tenant Retail	52,997	$11,559
2/19/15	Plaza at Prairie Ridge	Pleasant Prairie, WI	Multi-Tenant Retail	9,035	3,400
3/13/15	Green Tree Center	Katy, TX	Multi-Tenant Retail	147,621	26,244
3/16/15	Eastside Junction	Athens, AL	Multi-Tenant Retail	79,700	12,278
3/16/15	Fairgrounds Crossing	Hot Springs, AR	Multi-Tenant Retail	155,127	29,197
3/16/15	Prattville Town Center	Prattville, AL	Multi-Tenant Retail	168,842	33,329
3/16/15	Regal Court	Shreveport, LA	Multi-Tenant Retail	362,961	50,364
3/16/15	Shops at Hawk Ridge	St. Louis, MO	Multi-Tenant Retail	75,951	12,721
3/16/15	Walgreens Plaza	Jacksonville, NC	Multi-Tenant Retail	42,219	13,663
3/16/15	Whispering Ridge	Omaha, NE	Multi-Tenant Retail	69,676	15,803
3/31/15	Frisco Marketplace (a)	Frisco, TX	Multi-Tenant Retail	112,024	11,040
2nd Quarter
4/08/15	White City	Shrewsbury, MA	Multi-Tenant Retail	257,080	96,750
4/21/15	Treasure Valley (b)	Nampa, ID	Multi-Tenant Retail	133,292	17,931
4/28/15	Yorkville Marketplace	Yorkville, IL	Multi-Tenant Retail	111,591	24,500
5/27/15	Shoppes at Market Pointe	Papillion, NE	Multi-Tenant Retail	253,903	27,200
3rd Quarter
9/17/15	2727 Iowa Street	Lawrence, KS	Multi-Tenant Retail	84,981	18,622
4th Quarter
10/1/15	Settlers Ridge	Pittsburgh, PA	Multi-Tenant Retail	472,572	139,054
10/1/15	Milford Marketplace	Milford, CT	Multi-Tenant Retail	112,257	33,971
10/16/15	Marketplace at El Paseo	Fresno, CA	Multi-Tenant Retail	224,683	70,000
10/19/15	Blossom Valley Plaza	Turlock, CA	Multi-Tenant Retail	111,558	21,704
10/22/15	The Village at Burlington Creek	Kansas City, MO	Multi-Tenant Retail	158,118	35,366
10/29/15	Oquirrh Mountain Marketplace	South Jordan, UT	Multi-Tenant Retail	71,750	22,092
12/24/15	Marketplace at Tech Center	Newport News, VA	Multi-Tenant Retail	210,584	72,525

				3,478,522	$799,313

(a)	Includes 4,481 square feet which was acquired on 4/1/15 for $2,080.
(b)	Includes 21,000 square feet which was acquired on 12/9/15 for $2,731.

2014 Acquisitions

During the year ended December 31, 2014, the Company acquired, through its wholly owned subsidiaries, the properties listed below and financed a portion of these acquisitions by borrowing or assuming $161,997.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

Date Acquired	Property Name	Location	Property Type	Square Footage	Purchase Price
1st Quarter
2/21/14	Park Avenue Shopping Center (a)	Little Rock, AR	Multi-Tenant Retail	69,381	$23,368
2/27/14	North Hills Square	Coral Springs, FL	Multi-Tenant Retail	63,829	11,050
2nd Quarter
4/8/14	Mansfield Pointe	Mansfield, TX	Multi-Tenant Retail	148,529	28,100
5/13/14	MidTowne Shopping Center	Little Rock, AR	Multi-Tenant Retail	126,288	41,450
5/23/14	Lakeside Crossing	Lynchburg, VA	Multi-Tenant Retail	62,706	16,967
6/27/14	Dogwood Festival	Flowood, MS	Multi-Tenant Retail	187,610	48,689
3rd Quarter
7/11/14	Pick N Save Center	West Bend, WI	Multi-Tenant Retail	86,800	19,123
8/4/14	Harris Plaza	Layton, UT	Multi-Tenant Retail	123,890	27,019
4th Quarter
11/5/14	Dixie Valley	Louisville, KY	Multi-Tenant Retail	119,981	12,220
11/21/14	Landing at Ocean Isle	Ocean Isle, NC	Multi-Tenant Retail	53,220	10,895
12/16/14	Shoppes at Prairie Ridge	Pleasant Prairie, WI	Multi-Tenant Retail	232,606	32,527
12/16/14	Harvest Square	Harvest, AL	Multi-Tenant Retail	70,590	13,018
12/16/14	Heritage Square	Conyers, GA	Multi-Tenant Retail	22,385	9,011
12/16/14 & 12/19/14	The Shoppes at Branson Hills	Branson, MO	Multi-Tenant Retail	256,017	42,803
12/16/14 & 12/22/14	Branson Hills Plaza	Branson, MO	Multi-Tenant Retail	210,201	9,667
12/16/14	Copps Grocery Store	Stevens Point, WI	Multi-Tenant Retail	69,911	15,544
12/16/14	Fox Point Plaza	Neenah, WI	Multi-Tenant Retail	171,121	17,312

				2,075,065	$378,763

(a)	Excludes 7,986 square feet which was acquired on 12/29/15 for $2,788.

The Company incurred $13,903, $5,139 and $666 for the years ended December 31, 2015, 2014 and 2013, respectively, of acquisition, dead deal and transaction related costs that were recorded in acquisition related costs in the consolidated statements of operations and comprehensive loss related to both closed and potential transactions and deferred obligation adjustments.  These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.  For the year ended December 31, 2015 and 2014, the Business Manager permanently waived acquisition fees of $2,510 and $2,262.

For properties acquired during the year ended December 31, 2015, the Company recorded total income of $33,687 and property net income of $5,640, which excludes expensed acquisition related costs.  For properties acquired during the year ended December 31, 2014, the Company recorded total income of $13,054 and property net income of $2,552, which excludes expensed acquisition related costs.

The following table presents certain additional information regarding the Company’s acquisitions during the year ended December 31, 2015 and 2014.  The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

	For the Year Ended December 31,
	2015	2014
Land	$163,832	$70,828
Building and improvements	580,061	285,326
Acquired lease intangible assets, net	128,586	48,331
Acquired intangible liabilities, net	(49,528)	(18,386)
Fair value adjustment related to the assumption of mortgages payable	(3,430)	(1,825)
Deferred investment property acquisition obligations	(18,211)	(5,511)
Total (a)	$801,310	$378,763
(a)	Total for the year ended December 31, 2015 includes $2,788 for 7,986 square feet acquired at Park Avenue Shopping Center and excludes other assets of $791.

Pro Forma Disclosures (Unaudited)

The following condensed pro forma consolidated financial statements for the years ended December 31, 2015 and 2014 include pro forma adjustments related to the acquisitions and financings during 2015 and 2014. The 2015 acquisitions are presented assuming the acquisitions occurred as of January 1, 2014. The 2014 acquisitions are presented assuming the acquisitions occurred as of January 1, 2013. Acquisition expenses for the years ended December 31, 2015 and 2014 of $13,178 and $4,871, respectively, related to each acquisition are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results.

	For the Year Ended December 31, (unaudited)
	2015	2014
Pro forma total income	$106,658	$98,174
Pro forma net income	$(2,674)	$5,451
Earnings per share (a)	$(0.03)	$0.06

(a)	Based on number of common shares outstanding as of December 31, 2015.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Intangible assets:
Acquired in place lease value	$146,910	$48,848
Acquired above market lease value	36,099	5,575
Accumulated amortization	(18,236)	(2,732)
Acquired lease intangibles, net	$164,773	$51,691
Intangible liabilities:
Acquired below market lease value	$63,529	$19,170
Above market ground lease	5,169	—
Accumulated amortization	(3,504)	(494)
Acquired below market lease intangibles, net	$65,194	$18,676

As of December 31, 2015, the weighted average amortization periods for acquired in place lease, above market lease intangibles, below market lease intangibles and above market ground lease are 10, 13, 18 and 55 years, respectively.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value are amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below market lease values, the amortization period includes any renewal periods with fixed rate renewals. The acquired above market ground lease is amortized on a

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

straight-line basis as an adjustment to property operating expense over the term of the lease and includes renewal periods. The portion of the purchase price allocated to acquired in place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term.

Amortization pertaining to acquired in place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

Amortization recorded as amortization expense:	2015	2014	2013
Acquired in place lease value	$13,170	$2,083	$228
Amortization recorded as a reduction to property operating expense:
Above market ground lease	$24	$—	$—
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(2,334)	$(411)	$—
Acquired below market leases	2,986	470	24
Net rental income increase	$652	$59	$24

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2015 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases	Above Market Ground Lease
2016	$20,121	$3,946	$(4,540)	$(94)
2017	19,181	3,742	(4,387)	(94)
2018	17,241	3,187	(4,205)	(94)
2019	15,430	2,751	(4,022)	(94)
2020	12,720	2,470	(3,789)	(94)
Thereafter	46,727	17,257	(39,105)	(4,676)
Total	$131,420	$33,353	$(60,048)	$(5,146)

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of December 31, 2015 and December 31, 2014, the Company had the following mortgages and credit facility payable:

	December 31, 2015		December 31, 2014
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$162,692	4.37%	$28,279	5.06%
Variable rate mortgages payable with swap agreements	238,617	3.64%	128,876	2.79%
Variable rate mortgages payable	83,686	2.99%	27,582	2.01%
Mortgages payable	$484,995	3.77%	$184,737	3.02%
Credit facility payable	$100,000	1.65%	$—	—
Unamortized debt premiums	3,971		1,297
Total debt	$588,966		$186,034

The Company’s indebtedness bore interest at a weighted average interest rate of 3.41% per annum at December 31, 2015, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

Level 3 inputs.  The carrying value of the Company’s debt was $588,966 and $186,034 as of December 31, 2015 and December 31, 2014, respectively, and its estimated fair value was $587,437 and $185,260 as of December 31, 2015 and December 31, 2014, respectively.

As of December 31, 2015, scheduled principal payments and maturities on the Company’s debt were as follows:

	December 31, 2015
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2016	$108	$58,359	$—	$58,467
2017	239	6,264	—	6,503
2018	205	15,260	—	15,465
2019	215	142,625	—	142,840
2020	898	—	100,000	100,898
Thereafter	3,108	257,714	—	260,822
Total	$4,773	$480,222	$100,000	$584,995

Credit Facility Payable

On September 30, 2015, the Company entered into a credit agreement (“Credit Facility”) with KeyBanc Capital Markets Inc. for a $100,000 revolving Credit Facility.  The Company has an accordion feature to increase available borrowings up to $400,000, subject to certain conditions.  The Credit Facility matures on September 30, 2019.  The Company has a one year extension option which it may exercise as long as there is no existing default, it is in compliance with all covenants and it pays an extension fee equal to 0.15% of the commitment amount being extended, as defined.  Upon closing, the Company borrowed $100,000, the full amount of the revolving Credit Facility. As of December 31, 2015, the interest rate on the Credit Facility was 1.65%.

Subsequent to December 31, 2015, the Company amended its Credit Facility to, among other matters, increase the aggregate commitment under the Credit Facility by $10,000 to $110,000. In February 2016, the Company paid $85,000 towards the principal on the Credit Facility reducing the outstanding balance to $15,000.

As of December 31, 2015, the terms of the Credit Facility stipulate:

•

monthly interest-only payments at a rate of one month LIBOR plus a margin ranging from 1.40% to 2.25% on the outstanding balance of the Credit Facility depending on leverage levels or the alternative base rate plus a margin ranging from 0.40% to 1.25% of the outstanding balance of the Credit Facility depending on leverage levels,

•	quarterly unused fees based on an annual rate of 0.15% or 0.25%, depending on the undrawn amount, and
•

the requirement for a pool of unencumbered assets to support the Credit Facility, subject to certain covenants and minimum requirements related to the value and number of properties included in the collateral pool.

The Credit Facility requires compliance with certain covenants including a minimum tangible net worth requirement, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due.  The Company is in compliance with all financial covenants related to the Credit Facility.

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2015, the Company was current on all of the payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets or were guaranteed by the Sponsor. No fees were paid in connection with any guarantees issued by the Sponsor. As of December 31, 2015, the weighted average years to maturity for the Company’s mortgages payable was approximately 5 years.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

Interest Rate Swap Agreements

The following table summarizes the Company’s interest rate swap contracts outstanding as of December 31, 2015.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at December 31, 2015
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	$5,525	$(167)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	14,200	(379)
May 23, 2014	May 1, 2015	May 22, 2019	2.00%	8,484	(199)
June 6, 2014	June 1, 2015	May 8, 2019	2.15%	11,684	(332)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	20,725	(568)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	24,352	(446)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	9,561	(206)
December 16, 2014	December 16, 2014	June 22, 2016	1.97%	13,359	(92)
December 16, 2014	December 16, 2014	October 21, 2016	1.50%	10,837	(77)
December 16, 2014	December 16, 2014	May 9, 2017	1.13%	10,150	(46)
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(127)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	(209)
July 8, 2015	August 1, 2015	May 22, 2019	1.43%	1,426	(7)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(143)
October 2, 2015	November 1, 2015	November 1, 2015	1.79%	13,100	(41)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(752)
				$238,617	$(3,791)

(a)	Receive floating rate index based upon one month LIBOR. At December 31, 2015, the one month LIBOR equaled 0.43%.

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of December 31, 2015 and 2014, respectively.

	December 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap agreements	Other liabilities	$3,791	Other liabilities	$2,089

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of comprehensive loss (“OCL”).  The ineffective portion of the change in fair value, if any, is recognized directly in earnings. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2015, 2014, and 2013.

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2013
Amount of loss recognized in OCL on derivative (effective portion)	$(4,612)	$(1,810)	$—
Amount of loss reclassified from accumulated OCL into income (effective portion)	$2,546	$282	$—
Amount of loss recognized in income on derivative (ineffective portion)	$365	$—	$—

	Year Ended December 31,
Derivatives Not Designated as Hedging Instruments	2015	2014	2013
Amount of loss recognized in income on derivative (ineffective portion)	$(1)	$(33)	$—

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

The amount that is expected to be reclassified from Accumulated OCL into income in the next twelve months is approximately $2,650.

NOTE 7 – DISTRIBUTIONS

The Company paid distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.001643836 per share based upon a 365-day period for 2015, 2014 and 2013, respectively.  The table below presents the distributions paid and declared for the years ended December 31, 2015, 2014 and 2013.

	December 31,
	2015	2014	2013
Distributions paid	$42,537	$10,597	$998
Distributions declared	$44,908	$12,318	$1,289

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

In order to maintain the Company’s status as a REIT, the Company must annually distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to its stockholders. For the years ended December 31, 2015, 2014 and 2013, the Company’s taxable income (loss) was $12,720 (unaudited), $3,283 (unaudited) and $(1,397) (unaudited), respectively.

The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2015, 2014 and 2013:

	2015 (a)	2014	2013
Ordinary income	$0.20	$0.19	$—
Nontaxable return of capital	$0.47	$0.41	$0.60

(a)	On February 19, 2015, the Company paid an aggregate special distribution of $3,283 to stockholders of record as of January 30, 2015 ($0.07 per share).

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of December 31, 2015, 2014 and 2013, the Company did not have any dilutive common share equivalents outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation (“Earnout liability”). The maximum potential earnout payment was $23,243 at December 31, 2015.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

The table below presents the change in the Company’s Earnout liability for the years ended December 31, 2015 and 2014.

	December 31,
	2015	2014
Earnout liability-beginning of period	$3,646	$723
Increases:
Acquisitions	18,211	5,511
Amortization expense	83	167
Decreases:
Earnout payments	(3,095)	(2,790)
Other:
Adjustments to acquisition related costs	26	35
Earnout liability – end of period	$18,871	$3,646

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

NOTE 10 – SEGMENT REPORTING

The Company has one reportable segment, retail real estate, as defined by U.S. GAAP for the years ended December 31, 2015, 2014 and 2013.

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

NOTE 11 – TRANSACTIONS WITH RELATED PARTIES

The Company is a member of a limited liability company formed as an insurance association captive (“Captive”), which is owned by the Company, Inland Real Estate Corporation, InvenTrust Properties Corp. and Retail Properties of America, Inc. This amount is recorded in investment in unconsolidated entity in the accompanying consolidated balance sheets.

The Company owns 1,000 shares of common stock in The Inland Real Estate Group of Companies, Inc. with a recorded value of $1 at December 31, 2015 and December 31, 2014. This amount is included in other assets in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s related party transactions for the years ended December 31, 2015, 2014 and 2013.  Certain compensation and fees payable to the Business Manager for services to be provided to the Company are limited to maximum amounts.

		Year ended December 31,			Unpaid amounts as of
		2015	2014	2013	December 31, 2015	December 31, 2014
General and administrative reimbursements	(a)	$1,367	$466	$268	$287	$139
Affiliate share purchase discounts	(b)	28	150	369	—	—
Total general and administrative expenses		$1,395	$616	$637	$287	$139

Acquisition related costs		$1,388	$744	$86	$165	$157
Acquisition fees		9,580	3,465	458	6,010
Total acquisition costs and fees	(c)	$10,968	$4,209	$544	$6,175	$157

Real estate management fees		$2,762	$631	$81	$—	$—
Construction management fees		135	15	—	80	—
Leasing fees		40	—	—	40	—
Total real estate management related costs	(d)	$2,937	$646	$81	$120	$—

Offering costs	(e)	$41,180	$33,141	$5,785	$63	$210
Sponsor non-interest bearing advances	(f)	$—	$—	$—	$—	$1,630
Business management fees	(g)	$5,501	$773	$226	$1,950	$558
Sponsor contribution	(h)	$3,283	$640	$—	$—	$—

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

(b)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enabled the related parties to purchase shares of common stock at $9.00 per share in the Offering. The Company sold 28,129, 150,426 and 369,526 shares to related parties during the years ended December 31, 2015, 2014 and 2013, respectively.

(c)

The Company pays the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired.  The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition of real estate assets, regardless of whether the Company acquires the real estate assets.  Such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss.  Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.  For the years ended December 31, 2015 and 2014, the Business Manager permanently waived acquisition fees of $2,510 and $2,262, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

(d)

For each property that is managed by Inland National Real Estate Services, LLC or Inland Commercial Real Estate Services LLC (collectively, the “Real Estate Managers”), the Company pays a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. Each Real Estate Manager determines, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by one of the Real Estate Managers or its affiliates, the Company pays the Real Estate Manager a separate leasing fee. Further, in the event that the Company engages its Real Estate Managers to provide construction management services for a property, the Company pays a separate construction management fee.  Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements in the accompanying consolidated balance sheets. The Company also reimburses each Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Managers and their affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of any of the Real Estate Managers.  Real estate management fees and reimbursable expenses are included in property operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

(e)

A related party of the Business Manager received selling commissions equal to 7.0% of the sale price for each share sold and a marketing contribution equal to 3.0% of the gross offering proceeds from shares sold in the Offering, the majority of which was re-allowed (paid) to third party soliciting dealers. The Company also reimbursed a related party of the Business Manager and the soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds. The expenses were reimbursed from amounts paid or re-allowed to these entities as a marketing contribution.  The Company reimbursed the Sponsor, its affiliates and third parties for costs and other expenses of the Offering that they paid on the Company’s behalf, in an amount not to exceed 1.5% of the gross offering proceeds from shares sold in the “best efforts” Offering. The Company does not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the DRP. Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(f)	As of December 31, 2014, the Sponsor advanced $1,630 to pay offering and organizational costs, all of which has been repaid as of December 31, 2015.
(g)

The Company pays the Business Manager an annual business management fee equal to 0.65% of its “average invested assets,” as defined in the business management agreement, payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. For the year ended December 31, 2014, the Business Manager was entitled to a business management fee in the amount equal to $1,433, of which $433 was permanently waived. The Business Manager also permanently waived business management fees of $226 incurred for the year ended December 31, 2013 which was included as a reduction of due to related parties in the accompanying balance sheets as of December 31, 2014. No fees were waived for the year ended December 31, 2015.

(h)

During the years ended December 31, 2015 and 2014, the Sponsor contributed $3,283 and $640, respectively, to the Company.  The Sponsor has not received, and will not receive, any additional shares of the Company’s common stock for making these contributions.  There is no assurance that the Sponsor will continue to contribute any additional monies.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

NOTE 12 – OPERATING LEASES

Minimum lease payments to be received under operating leases including ground leases, as of December 31, 2015 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2016	$83,080
2017	78,427
2018	71,229
2019	62,021
2020	55,550
Thereafter	278,524
Total	$628,831

The remaining lease terms range from less than one year to 21 years. Most of the revenue from the Company’s properties consists of rents received under long-term operating leases. Most leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and comprehensive loss. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and comprehensive loss.

NOTE 13 – QUARTERLY SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

The following represents the results of operations, for each quarterly period, during 2015 and 2014.

	2015
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$26,826	$19,762	$18,282	$11,672
Net loss	$(9,051)	$(262)	$(3,500)	$(623)
Net loss per common share, basic and diluted (1)	$(0.11)	$—	$(0.05)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted (1)	85,564,146	76,111,571	66,130,000	49,092,127

	2014
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$7,659	$6,042	$3,511	$1,734
Net loss	$(612)	$(817)	$(2,363)	$(564)
Net loss per common share, basic and diluted (1)	$(0.02)	$(0.03)	$(0.18)	$(0.06)
Weighted average number of common shares outstanding, basic and diluted (1)	36,112,929	23,733,441	13,377,773	8,703,608

(1)	Quarterly net loss per common share amounts may not total the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(Dollar amounts in thousands, except per share amounts)

NOTE 14 – SUBSEQUENT EVENTS

Distributions

The Company’s board of directors declared distributions payable to stockholders of record each day beginning on the close of business on January 1, 2016 through the close of business on April 30, 2016. Through that date, distributions were declared in a daily amount equal to $0.001639344 per share, based upon a 366-day period, which equates to $0.60 per share or a 6% annualized rate based on a purchase price of $10.00 per share.   Distributions were paid monthly in arrears, as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
December 2015	January 2016	$4,397	$2,362	248,629	$2,035
January 2016	February 2016	$4,393	$2,358	248,177	$2,036
February 2016	March 2016	$4,120	$2,204	232,019	$1,916

The Company entered into the following financings subsequent to December 31, 2015.

Date	Property	Interest Rate (stated)	Principal Amount	Maturity Date
1/25/2016	Marketplace at El Paseo	2.95%	$38,000	2/1/2021
1/28/2016	Milford Marketplace	4.02%	$18,727	2/1/2026

In January 2016, the Company amended its Credit Facility to, among other matters, increase the aggregate commitment under the Credit Facility by $10,000 to $110,000. In February 2016, the Company paid $85,000 towards the principal on the Credit Facility reducing the outstanding balance to $15,000.  Additionally, in January 2016, the Company paid in full the $11,926 mortgage principal plus accrued interest balance on the Oquirrh Mountain Marketplace short-term loan.

Real Estate Manager Contract Assignment

Due to a corporate reorganization, Inland National Real Estate Services, LLC (“Inland National”), the Company’s real estate manager and an indirect wholly-owned subsidiary of the Sponsor, is transitioning its management responsibilities to Inland Commercial Real Estate Services LLC (“Inland Commercial”), which is also an indirect wholly-owned subsidiary of the Sponsor.  As part of the reorganization, Inland National assigned its interest in the master real estate management agreement with the Company to Inland Commercial on January 1, 2016.  All terms of the real estate management agreement remain the same.  Certain of the Company’s properties are managed by Inland Commercial, effective as of January 1, 2016.  The remaining properties are still managed by Inland National, and their property management functions are expected to be transferred to Inland Commercial, effective as of April 1, 2016.

Investment in unconsolidated entity

In March 2016, the Captive was notified by Inland Real Estate Corporation of its intention to dissociate. Previously, InvenTrust Properties Corp. and Retail Properties of America, Inc. terminated their future participation effective December 1, 2015 and December 1, 2014, respectively. Based upon this notice and regulatory requirements, it is expected the Captive will terminate its operations in accordance with the applicable rules and regulations for an insurance association captive in 2016. As a result, the Company will need to obtain separate property and general liability insurance once the Captive is unable to provide the Company coverage.  As of the date of this report, the Company is unable to determine if it would be liable for any proportional cost associated with the termination of the Captive.

INLAND REAL ESTATE INCOME TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2015

(Dollar amounts in thousands)

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encum- brance	Land	Buildings and Improve- ments	Cost Capita- lized Subse- quent to Acquisi- tions	Land(C)	Buildings and Improve- ments (C)	Total (C)	Accumu- lated Deprecia- tion (E)	Date Con- structed	Date Acquired	Depre- ciable Lives
2727 Iowa St (D)	$—	$2,154	$16,079	$(37)	$2,154	$16,042	$18,196	$(145)	2014-2015	2015	15-30
Lawrence, KS
Blossom Valley Plaza	—	9,515	11,142	—	9,515	11,142	20,657	(70)	1988	2015	15-30
Turlock, CA
Branson Hills Plaza	2,955	3,787	6,039	—	3,787	6,039	9,826	(231)	2005	2014	15-30
Branson, MO
Dixie Valley	6,798	2,807	9,053	454	2,807	9,507	12,314	(405)	1988	2014	15-30
Louisville, KY
Dogwood Festival	24,352	4,500	41,865	142	4,500	42,007	46,507	(2,263)	2002	2014	5-30
Flowood, MO
Dollar General	592	159	857	—	159	857	1,016	(96)	2012	2012	15-30
Brooks, GA
Dollar General	482	69	761	—	69	761	830	(85)	2012	2012	15-30
Daleville, AL
Dollar General	521	148	780	—	148	780	928	(92)	2012	2012	15-30
East Brewton, AL
Dollar General (Hamilton)	621	100	986	—	100	986	1,086	(110)	2012	2012	15-30
LaGrange, GA
Dollar General (Wares Cross)	681	248	943	—	248	943	1,191	(106)	2012	2012	15-30
LaGrange, GA
Dollar General	695	273	939	—	273	939	1,212	(111)	2012	2012	15-30
Madisonville, TN
Dollar General	631	249	841	—	249	841	1,090	(94)	2012	2012	15-30
Maryville, TN
Dollar General	601	208	836	—	208	836	1,044	(94)	2012	2012	15-30
Mobile, AL
Dollar General	586	200	818	—	200	818	1,018	(91)	2012	2012	15-30
Newport, TN
Dollar General	847	324	1,178	—	324	1,178	1,502	(139)	2012	2012	15-30
Robertsdale, AL
Dollar General	531	119	805	—	119	805	924	(90)	2012	2012	15-30
Valley, AL
Dollar General	692	272	939	—	272	939	1,211	(111)	2012	2012	15-30
Wetumpka, AL
Eastside Junction	6,270	2,411	8,393	—	2,411	8,393	10,804	(244)	2008	2015	15-30
Athens, AL
Fairgrounds Crossing	13,453	6,069	22,637	—	6,069	22,637	28,706	(615)	2008	2015	15-30
Hot Springs, AR
Fox Point Plaza	10,837	3,518	12,680	—	3,518	12,680	16,198	(458)	2008	2014	15-30
Neenah, WI
Frisco Marketplace (D)	—	6,618	3,315	—	6,618	3,315	9,933	(111)	2002	2015	15-30
Frisco, TX
Green Tree Shopping Center	13,100	7,218	17,846	(209)	7,218	17,637	24,855	(474)	1997	2015	15-30
Katy, TX
Harris Plaza (D)	—	6,500	19,403	108	6,500	19,511	26,011	(1,003)	2001-2008	2014	15-30
Layton, UT

Harvest Square	6,800	2,186	9,330	—	2,186	9,330	11,516	(361)	2008	2014	15-30
Harvest, AL
Heritage Square	4,460	2,028	5,538	16	2,028	5,554	7,582	(202)	2010	2014	15-30
Conyers, AL
Kroger - Copps Grocery Store (D)	—	1,440	11,799	—	1,440	11,799	13,239	(435)	2012	2014	15-30
Stevens Point, WI
Kroger - Pick n Save Center	9,561	3,150	14,283	—	3,150	14,283	17,433	(752)	2011	2014	15-30
West Bend, WI
Lakeside Crossing	9,910	1,460	16,999	—	1,460	16,999	18,459	(979)	2013	2014	15-30
Lynchburg, VA
Landing at Ocean Isle Beach (D)	—	3,053	7,081	39	3,053	7,120	10,173	(314)	2009	2014	15-30
Ocean Isle, NC
Mansfield Pointe	14,200	5,350	20,002	—	5,350	20,002	25,352	(1,300)	2008	2014	15-30
Mansfield, TX
Marketplace at El Paseo	—	16,390	46,971	—	16,390	46,971	63,361	(281)	2014	2015	15-30
Fresno, CA
Marketplace at Tech Center	43,500	10,684	68,580	—	10,684	68,580	79,264	—	2015	2015	15-30
Newport News, VA
MidTowne Shopping Center	20,725	8,810	29,699	111	8,810	29,810	38,620	(1,839)	2005/2008	2014	5-30
Little Rock, AR
Milford Marketplace	—	—	35,867	—	—	35,867	35,867	(320)	2007	2015	15-30
Milford, CT
Newington Fair (D)	—	7,833	8,329	331	7,833	8,660	16,493	(1,175)	1994/2009	2012	15-30
Newington, CT
North Hills Square	5,525	4,800	5,493	—	4,800	5,493	10,293	(374)	1997	2014	15-30
Coral Springs, FL
Oquirrh Mountain Marketplace	11,920	4,254	14,467	—	4,254	14,467	18,721	(84)	2014-2015	2015	15-30
Jordan, UT
Park Avenue Shopping Center	11,684	5,500	16,365	2,383	5,500	18,748	24,248	(1,109)	2012	2014	15-30
Little Rock, AR
Plaza at Prairie Ridge (D)	—	618	2,305	—	618	2,305	2,923	(69)	2008	2015	15-30
Pleasant Prairie, WI
Prattville Town Center	15,930	5,336	27,648	24	5,336	27,672	33,008	(763)	2007	2015	15-30
Prattville, AL
Regal Court	26,000	5,873	41,181	352	5,873	41,533	47,406	(1,109)	2008	2015	15-30
Shreveport, LA
Settlers Ridge	76,533	25,961	98,157	—	25,961	98,157	124,118	(921)	2011	2015	15-30
Pittsburgh, PA
Shoppes at Lake Park (D)	—	2,285	8,527	—	2,285	8,527	10,812	(284)	2008	2015	15-30
West Valley City. UT
Shoppes at Market Pointe	13,700	12,499	8,388	333	12,499	8,721	21,220	(245)	2006-2007	2015	15-30
Papillion, NE
Shoppes at Prairie Ridge	15,591	7,521	22,468	39	7,521	22,507	30,028	(804)	2009	2014	15-30
Pleasant Prairie, WI
The Shoppes at Branson Hills	26,678	4,418	37,229	121	4,418	37,350	41,768	(1,328)	2005	2014	15-30
Branson, MO
Shops at Hawk Ridge (D)	—	1,328	10,341	228	1,328	10,569	11,897	(278)	2009	2015	5-30
St. Louis, MO
Treasure Valley (D)	—	3,133	12,000	—	3,133	12,000	15,133	(256)	2014	2015	15-30
Nampa, ID
Village at Burlington Creek	17,723	10,791	19,384	57	10,791	19,441	30,232	(121)	2007 & 2015	2015	15-30
Kansas City, MO
Walgreens Plaza	4,650	2,624	9,683	162	2,624	9,845	12,469	(271)	2011	2015	15-30
Jacksonville, NC
Wedgewood Commons	15,260	2,220	26,577	—	2,220	26,577	28,797	(1,870)	2009-2013	2013	15-30
Olive Branch, MS

Whispering Ridge (D)	—	4,121	10,418	—	4,121	10,418	14,539	(255)	2007	2015	15-30
Omaha, NE
White City	49,400	18,960	70,423	1,106	18,960	71,529	90,489	(1,862)	2013	2015	15-30
Shrewsbury, MA
Yorkville Marketplace (D)	—	4,990	13,928	—	4,990	13,928	18,918	(346)	2002 & 2007	2015	15-30
Yorkville, IL
Total:	$484,995	$247,082	$908,595	$5,760	$247,082	$914,355	$1,161,437	$(27,545)

Notes:

(A)	The initial cost to the Company represents the original purchase price of the property.
(B)	The aggregate cost of real estate owned at December 31, 2015 and 2014 for federal income tax purposes was approximately $1,271,000 and $450,600, respectively (unaudited).
(C)	Reconciliation of real estate owned:
	2015	2014	2013
Balance at January 1,	$414,463	$58,327	$29,214
Acquisitions	743,893	356,154	28,797
Improvements, net of master lease	3,081	(18)	316
Balance at December 31,	$1,161,437	$414,463	$58,327
(D)	These properties serve as security for our Credit Facility.
(E)	Reconciliation of accumulated depreciation:

Balance at January 1,	$6,236	$808	$32
Depreciation expense	21,309	5,428	776
Balance at December 31,	$27,545	$6,236	$808

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website free of charge at http://www.inlandincometrust.com. We will provide the code of ethics free of charge upon request to our customer relations group.

Item 11.	Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year and is incorporated by reference into this Item 12.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year and is incorporated by reference into this Item 13.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2016 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 14.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	List of documents filed as part of this report:
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)	Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2015 is submitted herewith.

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

INLAND REAL ESTATE INCOME TRUST, INC.

By:	/s/ JoAnn M. McGuinness
Name:	JoAnn M. McGuinness
President and principal executive officer
Date:	March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Daniel L. Goodwin	Director and Chairman of the Board	March 15, 2016
Name:	Daniel L. Goodwin

By:	/s/ Mitchell A. Sabshon	Director and Chief Executive Officer	March 15, 2016
Name:	Mitchell A. Sabshon

By:	/s/ JoAnn M. McGuinness	Director, President and Chief Operating Officer (principal executive officer)	March 15, 2016
Name:	JoAnn M. McGuinness

By:	/s/ Catherine L. Lynch	Chief Financial Officer (co-principal financial officer)	March 15, 2016
Name:	Catherine L. Lynch

By:	/s/ David Z. Lichterman	Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)	March 15, 2016
Name:	David Z. Lichterman

By:	/s/ Lee A. Daniels	Director	March 15, 2016
Name:	Lee A. Daniels

By:	/s/ Stephen Davis	Director	March 15, 2016
Name:	Stephen Davis

By:	/s/ Gwen Henry	Director	March 15, 2016
Name:	Gwen Henry

By:	/s/ Bernard J. Michael	Director	March 15, 2016
Name:	Bernard J. Michael

EXHIBIT INDEX

Exhibit No.	Description

3.1

Second Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

3.2

Second Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to  the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 13, 2015 (file number 000-55146))

4.1

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 9, 2015 (file number 000-55146))

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2012 (file number 333-176775))

10.1

Business Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.2

Master Real Estate Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and Inland National Real Estate Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.3	Assignment and Assumption of Master Management Agreement, effective January 1, 2016, by and between Inland National Real Estate Services, LLC and Inland Commercial Real Estate Services LLC*

10.4

Master Real Estate Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and Inland National Real Estate Services II, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.5	Assignment and Assumption of Master Management Agreement, effective January 1, 2016, by and between Inland National Real Estate Services II, LLC and Inland Commercial Real Estate Services LLC*

10.6

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

10.7

License Agreement, by and between The Inland Real Estate Group, Inc. and Inland Real Estate Income Trust, Inc., effective as of August 24, 2011 (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 25, 2012 (file number 333-176775))

10.8

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

10.10

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

10.12

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

10.15

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

10.17

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

10.19

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

10.21

Purchase and Sale Agreement, dated September 16, 2014, by and among Inland Real Estate Income Trust, Inc. and the subsidiaries of Kite Realty Group Trust party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 19, 2014 (file number 000-55146))

Exhibit No.	Description

10.22

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

10.26

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

10.33

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

Exhibit No.	Description

10.34

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

10.39

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

Exhibit No.	Description

10.44

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

10.45

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

10.47

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

10.51

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

Exhibit No.	Description

10.52

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

10.54

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

10.55

Assignment and Assumption of Leases and Security Deposits (Prattville Town Center), dated as of March 16, 2015, by and between KRG PRATTVILLE LEGENDS, LLC and IREIT PRATTVILLE LEGENDS, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.56

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

10.57

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

10.58

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

Exhibit No.	Description
10.59

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

10.60

Assignment and Assumption of Leases and Security Deposits (Walgreens Plaza), dated as of March 16, 2015, by and between KRG JACKSONVILLE RICHLANDS, LLC and IREIT JACKSONVILLE RICHLANDS, L.L.C. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.61

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

10.62

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

10.63

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

10.64

Assignment and Assumption of Leases and Security Deposits (Fairgrounds Crossing), dated as of March 16, 2015, by and between KRG HOT SPRINGS FAIRGROUNDS, LLC and IREIT HOT SPRINGS FAIRGROUNDS, L.L.C. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.65

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

10.66

Assignment and Assumption of Leases and Security Deposits (Hawk Ridge), dated as of March 16, 2015, by and between KRG LAKE ST. LOUIS HAWK RIDGE, LLC and IREIT LAKE ST. LOUIS HAWK RIDGE, L.L.C. (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.67

Assignment and Assumption of Leases and Security Deposits (Whispering Ridge), dated as of March 16, 2015, by and between KRG OMAHA WHISPERING RIDGE, LLC, and RE INCOME OMAHA WHISPERING RIDGE, L.L.C. (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.68

Assignment and Assumption of Leases and Security Deposits (Regal Court), dated as of March 16, 2015, by and between KRG SHREVEPORT REGAL COURT, LLC, and IREIT SHREVEPORT REGAL COURT, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

Exhibit No.	Description

10.69

Assignment and Assumption of Leases and Security Deposits (Eastside Junction), dated as of March 16, 2015, by and between KRG ATHENS EASTSIDE, LLC, and IREIT ATHENS EASTSIDE, L.L.C. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.70

Guaranty of Recourse Obligations of Borrower (Eastside Junction), executed as of March 16, 2015, by INLAND REAL ESTATE INCOME TRUST, INC., in favor of PNC BANK, NATIONAL ASSOCIATION  (incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.71

Environmental Indemnity Agreement (Eastside Junction), dated as of March 16, 2015, by IREIT ATHENS EASTSIDE, L.L.C., INLAND REAL ESTATE INCOME TRUST, INC., in favor of PNC BANK, NATIONAL ASSOCIATION  (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.72

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

10.73

Agreement of Purchase and Sale, dated March 6, 2015, by and among White City Partners LLC, White City East Partners LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2015 (file number 000-55146))

10.74

First Amendment to Agreement, dated March 27, 2015, by and among White City Partners LLC, White City East Partners LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2015 (file number 000-55146))

10.75

Assignment and Assumption of Agreement for Sale and Purchase Agreement, dated April 7, 2015, by and between Inland Real Estate Acquisitions, Inc. and Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2015 (file number 000-55146))

10.76

Loan Agreement, dated April 7, 2015, by and between IREIT Shrewsbury White City, L.L.C. and Santander Bank, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2015 (file number 000-55146))

10.77

Guaranty dated April 7, 2015, by Inland Real Estate Income Trust, Inc. in favor of Santander Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2015 (file number 000-55146))

10.78

Environmental Indemnity Agreement, dated April 7, 2015, by IREIT Shrewsbury White City, L.L.C. and Inland Real Estate Income Trust, Inc. in favor of Santander Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2015 (file number 000-55146))

10.79

Term Note, dated April 7, 2015, by IREIT Shrewsbury White City, L.L.C. for the benefit of Santander Bank, N.A. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 13, 2015 (file number 000-55146))

Exhibit No.	Description
10.80

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

10.81

Purchase and Sale Agreement and Escrow Instructions, dated August 21, 2015, by and among CBL/Settlers Ridge GP, LLC, CBL/Settlers Ridge LP, LLC, Settlers Ridge Management GP, LLC, Settlers Ridge Management LP, LLC, O’Connor/Realvest Milford LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.82

First Amendment to Purchase and Sale Agreement and Escrow Instructions, dated September 16, 2015, by and among CBL/Settlers Ridge GP, LLC, CBL/Settlers Ridge LP, LLC, Settlers Ridge Management GP, LLC, Settlers Ridge Management LP, LLC, O’Connor/Realvest Milford LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.83

Second Amendment to Purchase and Sale Agreement and Escrow Instructions, dated September 18, 2015, by and among CBL/Settlers Ridge GP, LLC, CBL/Settlers Ridge LP, LLC, Settlers Ridge Management GP, LLC, Settlers Ridge Management LP, LLC, O’Connor/Realvest Milford LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.84

Third Amendment to Purchase and Sale Agreement and Escrow Instructions, dated September 21, 2015, by and among CBL/Settlers Ridge GP, LLC, CBL/Settlers Ridge LP, LLC, Settlers Ridge Management GP, LLC, Settlers Ridge Management LP, LLC, O’Connor/Realvest Milford LLC and Inland Real Estate Acquisitions, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.85

Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions (Settlers Ridge), dated October 1, 2015, by and between Inland Real Estate Acquisitions, Inc. and Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.86

Assignment of Partnership Interest, dated October 1, 2015, by and between Inland Real Estate Income Trust, Inc. and CBL/Settlers Ridge GP, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.87

Assignment of Partnership Interest, dated October 1, 2015, by and between Inland Real Estate Income Trust, Inc. and CBL/Settlers Ridge LP, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.88

Assignment of Partnership Interest, dated October 1, 2015, by and between Inland Real Estate Income Trust, Inc. and Settlers Ridge Management GP, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.89

Assignment of Partnership Interest, dated October 1, 2015, by and between Inland Real Estate Income Trust, Inc. and Settlers Ridge Management LP, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.90

Assignment and Assumption of Purchase and Sale Agreement and Escrow Instructions (Milford Marketplace), dated October 1, 2015, by and between Inland Real Estate Acquisitions, Inc. and IREIT Milford Marketplace, L.L.C. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.91

Ground Lease Assignment Agreement, dated October 1, 2015, by and between IREIT Milford Marketplace, L.L.C. and O'Connor/Realvest Milford LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

Exhibit No.	Description
10.92

Agreement Regarding Ground Lease Assignment, dated October 1, 2015, by and between IREIT Milford Marketplace, L.L.C. and O'Connor/Realvest Milford LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.93

Milford Assignment and Assumption Agreement, dated October 1, 2015, by and between IREIT Milford Marketplace, L.L.C. and O'Connor/Realvest Milford LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.94

Holdback Escrow Agreement, dated October 1, 2015, by and among Chicago Title and Trust Company, CBL/Settlers Ridge GP, LLC, CBL/Settlers Ridge LP, LLC, Settlers Ridge Management GP, LLC, Settlers Ridge Management LP, LLC, O’Connor/Realvest Milford LLC, Inland Real Estate Income Trust, Inc. and IREIT Milford Marketplace, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.95

Loan Agreement, dated December 3, 2015, by and between IREIT Pittsburgh Settlers Ridge, L.L.C. and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.96

Promissory Note, dated December 3, 2015, issued by IREIT Pittsburgh Settlers Ridge, L.L.C. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.97

Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.98

Assignment of Leases, effective December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.99

Guaranty of Recourse Obligations, dated December 3, 2015, by Inland Real Estate Income Trust, Inc. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.100

Unsecured Indemnity Agreement, dated December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. and Inland Real Estate Income Trust, Inc. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

14.1

Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2013 (file number 000-55146))

21.1	Subsidiaries of the Registrant*

23.1	Consent of KPMG LLP*

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit No.	Description

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 11, 2016, is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Annual Report on Form 10-K.