Form 10-Q
period 2016-03-31
Inland Real Estate Income Trust, Inc.
filed 2016-05-03
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Yes  ☐    No  ☒

As of April 27, 2016, there were 86,953,938 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollar amounts in thousands)

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Assets:
Investment properties:
Land	$247,082	$247,082
Building and other improvements	914,741	914,355
Total	1,161,823	1,161,437
Less accumulated depreciation	(36,027)	(27,545)
Net investment properties	1,125,796	1,133,892
Cash and cash equivalents	34,980	83,843
Accounts and rents receivable	8,569	7,313
Acquired lease intangible assets, net	156,359	164,773
Deferred costs, net	324	238
Other assets	8,341	11,309
Total assets	$1,334,369	$1,401,368

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$543,876	$584,499
Accounts payable and accrued expenses	11,505	13,926
Distributions payable	4,412	4,397
Acquired intangible liabilities, net	63,914	65,194
Deferred investment property acquisition obligations	15,695	18,871
Due to related parties	2,489	8,595
Other liabilities	19,873	15,042
Total liabilities	661,764	710,524

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 86,706,247 and 86,229,018 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	87	86
Additional paid in capital (net of offering costs of $87,059 as of March 31, 2016 and December 31, 2015)	778,911	774,359
Accumulated distributions and net loss	(97,173)	(80,007)
Accumulated other comprehensive loss	(9,220)	(3,594)
Total stockholders’ equity	672,605	690,844
Total liabilities and stockholders’ equity	$1,334,369	$1,401,368

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three months ended March 31,
	2016	2015
Income:
Rental income	$22,586	$9,391
Tenant recovery income	6,708	2,241
Other property income	85	40
Total income	29,379	11,672

Expenses:
Property operating expenses	5,088	1,799
Real estate tax expense	3,537	1,196
General and administrative expenses	1,423	735
Acquisition related costs	161	1,238
Business management fee	2,049	856
Depreciation and amortization	16,085	5,052
Total expenses	28,343	10,876

Operating income	1,036	796

Interest expense	(5,378)	(1,461)
Interest and other income	101	62
Equity in earnings (loss) of unconsolidated entity	—	(20)
Net loss	$(4,241)	$(623)

Net loss per common share, basic and diluted	$(0.05)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	86,635,010	49,092,127

Comprehensive loss:
Net loss	$(4,241)	$(623)
Unrealized loss on derivatives	(6,626)	(1,767)
Reclassification adjustment for amounts recognized in net loss	1,000	287
Comprehensive loss	$(9,867)	$(2,103)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited, dollar amounts in thousands)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2016	86,229,018	$86	$774,359	$(80,007)	$(3,594)	$690,844

Distributions declared	—	—	—	(12,925)	—	(12,925)
Proceeds from distribution reinvestment plan	728,824	1	6,923	—	—	6,924
Shares repurchased	(251,595)	—	(2,371)	—	—	(2,371)
Unrealized loss on derivatives	—	—	—	—	(6,626)	(6,626)
Reclassification adjustment for amounts included in net loss	—	—	—	—	1,000	1,000
Net loss	—	—	—	(4,241)	—	(4,241)
Balance at March 31, 2016	86,706,247	$87	$778,911	$(97,173)	$(9,220)	$672,605

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,241)	$(623)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,085	5,052
Amortization of debt issuance costs and mortgage premiums, net	193	13
Amortization of acquired market leases, net	(55)	(187)
Straight-line income, net	(543)	(195)
Discount on shares issued to related parties	—	15
Equity in loss of unconsolidated entity	—	20
Payment of leasing fees	(89)	(36)
Other non-cash adjustments	(209)	(104)
Changes in assets and liabilities:
Accounts payable and accrued expenses	(41)	361
Accounts and rents receivable	(506)	674
Due to related parties	(5,964)	1,577
Other liabilities	(398)	(56)
Other assets	429	(77)
Net cash flows provided by operating activities	4,661	6,434

Cash flows from investing activities:
Purchase of investment properties	(534)	(175,584)
Capital expenditures	(2,884)	(249)
Other assets and restricted escrows	2,169	(644)
Net cash flows used in investing activities	(1,249)	(176,477)

Cash flows from financing activities:
Proceeds from offering	—	172,015
Payment of credit facility	(85,000)	—
Proceeds from mortgages payable	56,727	7,541
Payment of mortgages payable	(11,956)	(45)
Proceeds from the distribution reinvestment plan	6,924	3,342
Shares repurchased	(1,897)	(130)
Payment of offering costs	(201)	(17,729)
Distributions paid	(12,910)	(9,750)
Sponsor contribution	—	3,283
Payment of deferred investment property acquisition obligations	(3,375)	(1,693)
Payment of debt issuance costs	(587)	(658)
Net cash flows (used in) provided by financing activities	(52,275)	156,176

Net decrease in cash and cash equivalents	(48,863)	(13,867)
Cash and cash equivalents at beginning of the period	83,843	105,871
Cash and cash equivalents, at end of period	$34,980	$92,004

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Three months ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$—	$43,855
Building and improvements	449	160,951
Acquired in place lease intangibles	85	23,073
Acquired above market lease intangibles	—	2,823
Acquired below market lease intangibles	—	(9,710)
Assumption of mortgage debt at acquisition	—	(40,303)
Non-cash mortgage premium	—	(3,474)
Assumed liabilities, net	—	(1,631)
Purchase of investment properties	$534	$175,584

Cash paid for interest	$4,833	$1,643

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$4,412	$2,828

Accrued offering costs payable	$2	$707

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited, dollar amounts in thousands, except per share amounts)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2015, which are included in the Company’s 2015 Annual Report, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report.

NOTE 1 – ORGANIZATION

Inland Real Estate Income Trust, Inc. was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate located in the United States. To date, the Company has focused on acquiring retail properties. The Company entered into a Business Management Agreement with IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an affiliate of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company.

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

At March 31, 2016, the Company owned 54 retail properties, totaling 6,026,907 square feet.  The properties are located in 22 states.  At March 31, 2016, the portfolio had a weighted average physical occupancy of 95.9% and economic occupancy of 96.9%. Economic occupancy excludes square footage that we own but which is not occupied by a tenant and which is subject to an earnout component on the original purchase price.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 15, 2016, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no changes to our significant accounting policies during the three months ended March 31, 2016.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted ASU 2015-03 for the quarter ended March 31, 2016. The unamortized debt issuance costs are now classified within mortgages and credit facility payable, net on the Company’s consolidated balance sheets. The Company applied ASU 2015-03 retrospectively to all prior periods presented.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes the previous leases standard, Leases (Topic 840). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on the Company’s consolidated financial statements.

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

NOTE 3 – EQUITY

The Company was authorized to sell up to 150,000,000 shares of common stock at $10.00 each in an initial public “best efforts” offering (the “Offering”) which commenced on October 18, 2012 and concluded on October 16, 2015.  The Company issued 83,835,055 shares of common stock generating gross proceeds of $834,399 from the Offering.  As of March 31, 2016, there were 86,706,247 shares of common stock outstanding including 3,539,799 shares issued through the distribution reinvestment plan (“DRP”), net of 668,607 shares repurchased through the share repurchase program (“SRP”).

On April 7, 2016, the Company’s board of directors determined an estimated per share net asset value of its common stock of $9.02 as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on April 7, 2016.

The Company provides the following programs to facilitate future investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

The Company provides existing stockholders with the option to purchase additional shares from the Company by automatically reinvesting distributions through the DRP, subject to certain share ownership restrictions. The Company does not pay any selling commissions or a marketing contribution and due diligence expense allowance in connection with the DRP. Pursuant to the DRP, the price per share for shares of common stock purchased under the DRP is equal to the estimated value of a share, as determined by the Company’s board of directors and reported by the Company from time to time, until the shares become listed for trading, if a listing occurs, assuming that the DRP has not been terminated or suspended in connection with such listing. Shares were sold through the DRP at a price of $9.50 per share until April 7, 2016, when the Company reported an estimated per share net asset value of $9.02 per share. Accordingly, under the DRP, beginning with reinvestments made after April 7, 2016, and until the Company announces a new estimated per share net asset value, distributions may be reinvested for shares of the Company’s common stock at a price equal to $9.02 per share.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Distributions reinvested through the DRP were $6,924 and $3,342 for the three months ended March 31, 2016 and 2015, respectively.

Share Repurchase Program

Under the SRP, the Company is authorized to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested, if the Company chooses to repurchase them. Subject to funds being available, the Company will limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year. Funding for the SRP comes from proceeds the Company receives from the DRP. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit applies. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may, at any time, amend, suspend or terminate the SRP.

Repurchases through the SRP were $2,371 and $130 for the three months ended March 31, 2016 and 2015, respectively. At December 31, 2015 and March 31, 2016, the Company’s liability related to the SRP was $477 and $951, respectively, recorded in other liabilities on the consolidated balance sheets.

NOTE 4 – ACQUISITIONS

2016 Acquisitions

During the three months ended March 31, 2016, the Company did not acquire any additional properties.

The Company incurred $161 and $1,238 during the three months ended March 31, 2016 and 2015, respectively, of acquisition, dead deal and transaction related costs, including changes to initial assumptions related to deferred investment property acquisition obligations that were recorded in acquisition related costs in the consolidated statements of operations and comprehensive loss related to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

Pro Forma Disclosures

The following condensed pro forma consolidated financial statements for the three months ended March 31, 2015 include pro forma adjustments related to the acquisitions and financings during 2015. The 2015 acquisitions are presented assuming the acquisitions occurred on January 1, 2014. Acquisition expenses for the three months ended March 31, 2015 of $1,182 related to each acquisition are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results.

Three months ended March 31,
2015
Pro forma total income	$26,521
Pro forma net income	$1,276
Earnings per share (a)	$0.01

(a)	Based on number of common shares outstanding as of March 31, 2016.

The 2015 acquisitions consist of Shoppes at Lake Park, Plaza at Prairie Ridge, Green Tree Shopping Center, Eastside Junction, Fairgrounds Crossing, Prattville Town Center, Regal Court, Shops at Hawk Ridge, Walgreens Plaza, Whispering Ridge, Frisco Marketplace, White City, Treasure Valley, Yorkville Marketplace, Shoppes at Market Pointe, 2727 Iowa Street, Settlers Ridge, Milford Marketplace, Marketplace at El Paseo, Blossom Valley Plaza, Village at Burlington Creek, Oquirrh Mountain Marketplace and Marketplace at Tech Center.

The pro forma financial information above is neither necessarily indicative of what the actual results of operations of the Company would have been assuming acquisitions had been consummated at the beginning of the period, nor does it purport to represent the results of operations for future periods.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Intangible assets:
Acquired in place lease value	$146,995	$146,910
Acquired above market lease value	36,099	36,099
Accumulated amortization	(26,735)	(18,236)
Acquired lease intangibles, net	$156,359	$164,773
Intangible liabilities:
Acquired below market lease value	$63,529	$63,529
Above market ground lease	5,169	5,169
Accumulated amortization	(4,784)	(3,504)
Acquired intangible liabilities, net	$63,914	$65,194

As of March 31, 2016, the weighted average amortization periods for acquired in place lease, above market lease intangibles, below market lease intangibles and above market ground leases are 10, 13, 19 and 55 years, respectively.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value is amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below market lease values, the amortization period includes any renewal periods with fixed rate renewals. The acquired above market ground lease is amortized on a straight-line basis as an adjustment to property operating expense over the term of the lease and includes renewal periods. The portion of the purchase price allocated to acquired in place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term.

As of March 31, 2016, no amount has been allocated to customer relationship value.

Amortization pertaining to acquired in place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

	Three months ended March 31,
Amortization recorded as amortization expense:	2016	2015
Acquired in place lease value	$7,297	$1,871
Amortization recorded as a reduction to property operating expense:
Above market ground lease	$23	$—
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(1,202)	$(260)
Acquired below market leases	1,257	447
Net rental income increase	$55	$187

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2016 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases	Above Market Ground Lease
2016 (remainder of year)	$14,826	$2,898	$(3,365)	$(70)
2017	18,864	3,669	(4,348)	(94)
2018	17,056	3,113	(4,166)	(94)
2019	15,266	2,745	(4,019)	(94)
2020	12,543	2,470	(3,789)	(94)
Thereafter	45,652	17,257	(39,104)	(4,677)
Total	$124,207	$32,152	$(58,791)	$(5,123)

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of March 31, 2016 and December 31, 2015, the Company had the following mortgages and credit facility payable:

	March 31, 2016		December 31, 2015
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate

Fixed rate mortgages payable	$181,384	4.33%	$162,692	4.37%
Variable rate mortgages payable with swap agreements	276,617	3.55%	238,617	3.64%
Variable rate mortgages payable	71,765	2.67%	83,686	2.99%
Mortgages payable	$529,766	3.70%	$484,995	3.77%
Credit facility payable	$15,000	1.84%	$100,000	1.65%
Add : Unamortized debt premiums	3,748		3,971
Less: Unamortized debt issuance costs	(4,638)		(4,467)
Total debt	$543,876		$584,499

The Company’s indebtedness bore interest at a weighted average interest rate of 3.65% per annum at March 31, 2016, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt was $543,876 and $584,499 as of March 31, 2016 and December 31, 2015, respectively, and its estimated fair value was $554,116 and $587,437 as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016, scheduled principal payments and maturities on the Company’s debt were as follows:

	March 31, 2016
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2016 (remainder of the year)	$62	$46,443	$—	$46,505
2017	239	6,271	—	6,510
2018	205	15,260	—	15,465
2019	215	150,105	15,000	165,320
2020	897	—	—	897
Thereafter	3,108	306,961	—	310,069
Total	$4,726	$525,040	$15,000	$544,766

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Credit Facility Payable

On September 30, 2015, the Company entered into a credit agreement (“Credit Facility”) with KeyBanc Capital Markets Inc. for a $100,000 revolving Credit Facility. On January 21, 2016, the Company amended its Credit Facility to, among other matters, increase the aggregate commitment under the Credit Facility by $10,000 to $110,000. At March 31, 2016, available borrowings under the Credit Facility was $95,000. The Company has an accordion feature to increase available borrowings up to $400,000, subject to certain conditions.  The Credit Facility matures on September 30, 2019.  The Company has a one year extension option which it may exercise as long as there is no existing default, it is in compliance with all covenants and it pays an extension fee equal to 0.15% of the commitment amount being extended, as defined. The Company is in compliance with all financial covenants related to the Credit Facility.

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios. As of March 31, 2016, the Company was current on all of the payments and other covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of March 31, 2016, the weighted average years to maturity for the Company’s mortgages payable was approximately 5 years.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap.

The following table summarizes the Company’s interest rate swap contracts outstanding as of March 31, 2016.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at March 31, 2016
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	$5,525	$(232)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	14,200	(558)
May 23, 2014	May 1, 2015	May 22, 2019	2.00%	8,484	(311)
June 6, 2014	June 1, 2015	May 8, 2019	2.15%	11,684	(478)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	20,725	(851)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	24,352	(793)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	9,561	(345)
December 16, 2014	December 16, 2014	June 22, 2016	1.97%	13,359	(46)
December 16, 2014	December 16, 2014	October 21, 2016	1.50%	10,837	(61)
December 16, 2014	December 16, 2014	May 9, 2017	1.13%	10,150	(61)
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(305)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	(1,676)
July 8, 2015	August 1, 2015	May 22, 2019	1.43%	1,426	(27)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(579)
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	(466)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(1,850)
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	(686)
				$276,617	$(9,325)

(a)	Receive floating rate index based upon 1 month LIBOR. At March 31, 2016, the 1 month LIBOR was 0.44%.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap agreements	Other liabilities	$9,325	Other liabilities	$3,791

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of comprehensive loss (“OCL”).  The ineffective portion of the change in fair value, if any, is recognized directly in earnings. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2016	2015
Amount of loss recognized in OCL on derivative (effective portion)	$(6,626)	$(1,767)
Amount of loss reclassified from accumulated OCL into income (effective portion)	$1,000	$287
Amount of loss recognized in income on derivative (ineffective portion)	$93	$1

	Three months ended March 31,
Derivatives Not Designated as Hedging Instruments	2016	2015
Amount of loss recognized in income on derivative (ineffective portion)	$(1)	$(71)

The amount that is expected to be reclassified from Accumulated OCL into income in the next twelve months is approximately $3,202.

NOTE 7 – DISTRIBUTIONS

The Company currently pays distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.0016439344 per share, which equates to $0.60 per share per year, based upon a 366-day year.  The table below presents the distributions paid and declared for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
Distributions paid	$12,910	$9,750
Distributions declared	$12,925	$10,553

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. As of March 31, 2016 and 2015, the Company did not have any dilutive common share equivalents outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation (“Earnout liability”). The maximum potential earnout payment was $19,751 at March 31, 2016.

The table below presents the change in the Company’s Earnout liability for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
Earnout liability-beginning of period	$18,871	$3,646
Increases:
Acquisitions	—	—
Amortization expense	296	33
Decreases:
Earnout payments	(3,472)	(1,728)
Other:
Adjustments to acquisition related costs	—	—
Earnout liability – end of period	$15,695	$1,951

The Company may be subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. The resolution of these matters cannot be predicted with certainty, but management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the consolidated financial statements of the Company.

NOTE 10 – SEGMENT REPORTING

The Company has one reportable segment, as defined by U.S. GAAP, retail real estate for the three months ended March 31, 2016 and 2015.

NOTE 11 – TRANSACTIONS WITH RELATED PARTIES

The Company is a member of a limited liability company formed as an insurance association captive (“Captive”), which is owned by the Company, IRC Retail Centers Inc. (“IRC”), InvenTrust Properties Corp. (“InvenTrust”) and Retail Properties of America, Inc. (“RPAI”). The Company recorded its investment in investment in unconsolidated entity in the accompanying consolidated balance sheets. On February 29, 2016, the Captive was notified by IRC of its intent to dissociate and on March 30, 2016 terminated its participation. Previously, InvenTrust and RPAI terminated their future participation effective December 1, 2015 and December 1, 2014, respectively. Based upon this notice and regulatory requirements, the Captive terminated its operations in accordance with the applicable rules and regulations for an insurance association captive. As a result, the Company obtained separate property and general liability insurance once the Captive was unable to provide the Company coverage.  As of the date of this report, we are unable to determine if we will be liable for any proportional cost associated with the termination of the Captive.

The Company owns 1,000 shares of common stock in The Inland Real Estate Group of Companies, Inc. with a recorded value of $1 at March 31, 2016 and December 31, 2015. This amount is included in other assets in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2016 and 2015. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three months ended March 31,		Unpaid amounts as of
		2016	2015	March 31, 2016	December 31, 2015
General and administrative reimbursements	(a)	$366	$143	$255	$287
Affiliate share purchase discounts	(b)	—	15	—	—
Total general and administrative expenses		$366	$158	$255	$287

Acquisition related costs		$52	$97	$84	$165
Acquisition fees		60	779	60	6,010
Total acquisition costs and fees	(c)	$112	$876	$144	$6,175

Real estate management fees		$1,075	$422	$—	$—
Construction management fees		163	—	3	80
Leasing fees		40	—	38	40
Total real estate management related costs	(d)	$1,278	$422	$41	$120

Offering costs	(e)	$—	$16,881	$—	$63
Business management fees	(f)	$2,049	$856	$2,049	$1,950
Sponsor contribution	(g)	$—	$3,283	$—	$—

(a)

The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses incurred by the Business Manager or its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(b)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enabled the related parties to purchase shares of common stock at $9.00 per share in the Offering. The Company sold 14,812 shares to related parties during the three months ended March 31, 2015.

(c)

The Company pays the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired.  The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets.  Such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss.  Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.  For the three months ended March 31, 2015, the Business Manager permanently waived acquisition fees of $2,510.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

(d)

For each property that is managed by Inland National Real Estate Services, LLC or Inland Commercial Real Estate Services LLC (collectively, the “Real Estate Managers”), the Company pays a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. Each Real Estate Manager determines, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by one of the Real Estate Managers or its affiliates, the Company pays the Real Estate Manager a separate leasing fee. Further, in the event that the Company engages its Real Estate Managers to provide construction management services for a property, the Company pays a separate construction management fee.  Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements in the accompanying consolidated balance sheets. The Company also reimburses each Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Managers and their affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of any of the Real Estate Managers or the Company.  Real estate management fees and reimbursable expenses are included in property operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

(e)

A related party of the Business Manager was paid selling commissions equal to 7.0% of the sale price for each share sold and a marketing contribution equal to 3.0% of the gross offering proceeds from shares sold in the Offering, the majority of which was re-allowed (paid) to third party soliciting dealers. The Company also reimbursed a related party of the Business Manager and the third party soliciting dealers for bona fide, out-of-pocket itemized and detailed due diligence expenses in amounts up to 0.5% of the gross offering proceeds. The Company reimbursed the Sponsor, its affiliates and third parties for costs and other expenses of the Offering that they paid on the Company’s behalf, in an amount not to exceed 1.5% of the gross offering proceeds from shares sold in the Offering. The Company does not pay selling commissions or the marketing contribution or reimburse issuer costs in connection with shares of common stock issued through the DRP. Offering costs are offset against the stockholders’ equity accounts. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(f)

The Company pays the Business Manager an annual business management fee equal to 0.65% of its “average invested assets,” as defined in the business management agreement. The fee is payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter.

(g)

During the three months ended March 31, 2015, the Sponsor contributed $3,283 to the Company.  The Sponsor has not received, and will not receive, any additional shares of the Company’s common stock for making this contribution.  There is no assurance that the Sponsor will continue to contribute any additional monies.

NOTE 12 – OPERATING LEASES

Minimum lease payments to be received under operating leases, including ground leases, as of March 31, 2016 for the years indicated are as follows:

Minimum Lease Payments
2016 (remainder of year)	$63,080
2017	79,852
2018	72,688
2019	63,444
2020	56,987
Thereafter	287,102
Total	$623,153

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The remaining lease terms range from less than 1 year to 21 years. Most of the revenue from the Company’s properties consists of rents received under long-term operating leases. Most leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid.

Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all costs and expenses are paid directly by the tenant rather than the landlord, the costs and expenses are not included in the consolidated statements of operations and comprehensive loss. Under leases where all costs and expenses are paid by the Company, subject to reimbursement by the tenant, the costs and expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and comprehensive loss.

NOTE 13 – SUBSEQUENT EVENTS

The Company’s board of directors declared monthly distributions payable to stockholders of record each day beginning on the close of business on April 1, 2016 through the close of business on June 30, 2016. Through June 30, 2016 distributions were declared in a daily amount equal to $0.001639344 per share, which equates to $0.60 per share per year, based upon a 366-day year. Distributions were paid monthly in arrears as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
March 2016	April 2016	$4,412	$2,353	247,690	$2,059
April 2016	May 2016	$4,276	$2,281	252,889	$1,995

The Company purchased the following properties from unaffiliated third parties subsequent to March 31, 2016.

Date Acquired	Property Name	Location	Square Footage	Purchase Price
04/22/2016	Coastal North Town Center	Myrtle Beach, SC	304,745	$72,385
04/22/2016	Oquirrh Mountain Marketplace Phase II	South Jordan, UT	14,350	6,049
		Total	319,095	$78,434

Due to the timing of the acquisitions, the purchase price allocation for assets acquired and liabilities assumed at acquisition date and pro forma financial information are not being presented as the information was not available at the time of this filing.

Subsequent to March 31, 2016, the Company borrowed $70,000 on its Credit Facility to fund a portion of the acquisition of Coastal North Town Center and Oquirrh Mountain Marketplace Phase II. As of the date of this report, the amount outstanding under the Credit Facility equals $85,000.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 15, 2016, and factors described below:

•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	We may suffer from delays in selecting, acquiring and developing suitable assets;
•

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our “best efforts” offering (the “Offering”), which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders;

•	We have incurred net losses on a U.S. GAAP basis for the three months ended March 31, 2016 and 2015 and for the year ended December 31, 2015.
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
•

Inland Real Estate Investment Corporation (our “Sponsor”) may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Managers;

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

The following discussion and analysis relates to the three months ended March 31, 2016 and 2015 and as of March 31, 2016 and December 31, 2015. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are principally engaged in owning retail properties throughout the United States. At March 31, 2016, we had total assets of $1.3 billion and owned 54 properties located in 22 states containing approximately 6.0 million square feet.  A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. The portfolio properties generally have occupancy rates above 90% with staggered lease maturity dates and anchor tenants with strong credit ratings.

We were formed as a Maryland corporation on August 24, 2011 and elected to be taxed as a real estate investment trust (“REIT”) commencing with the year ended December 31, 2013.  We are managed by our business manager, IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager.”

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

Company Highlights - Three Months Ended March 31, 2016

Leasing Activity - During the three months ended March 31, 2016, we signed two new leases totaling 4,480 square feet with a weighted average base rent per square foot of $17.76, weighted average tenant improvements per square foot of $37.21 and a weighted average lease term of 6.2 years.  We also renewed 12 leases totaling 51,239 square feet with a weighted average base rent per square foot of $18.55, incurred no tenant improvement costs and a weighted average lease term of 4.4 years.

Outlook

We continue to seek real estate investment properties. However, so far in 2016, acquisition activity for grocery-anchored necessity-based retail has slowed considerably compared to the supply available in 2015, while competition for these property types has intensified. We believe that the current competitive market for acquisition opportunities presents a challenge in 2016 compared to 2015. After the acquisition of Coastal North Town Center and Oquirrh Mountain Marketplace Phase II on April 22, 2016, we have approximately $120 million remaining to deploy, comprised of cash and projected financing. Our Business Manager and Inland Real Estate Acquisitions, Inc. (“IREA”) are working diligently to find the types of properties that meet our investment strategy, and that offer the best growth potential.

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

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of March 31, 2016
Number of properties	54
Purchase price	$1,253,372
Total square footage	6,026,907
Weighted average physical occupancy	95.9%
Weighted average economic occupancy	96.9%
Weighted average remaining lease term (years)	7.0

The table below presents information for each of our investment properties as of March 31, 2016.

		As of March 31, 2016
Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Principal Balance	Interest Rate
Dollar General (12 properties)	Various	111,890	100.0%	100.0%	$7,480	4.33%
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons	Olive Branch, MS	159,258	100.0%	100.0%	15,260	2.33%
Park Avenue	Little Rock, AR	79,131	74.3%	97.5%	11,684	3.90%
North Hills Square	Coral Springs, FL	63,829	98.1%	98.1%	5,525	4.02%
Mansfield Shopping Center	Mansfield, TX	148,529	96.7%	96.7%	14,200	3.90%
Lakeside Crossing	Lynchburg, VA	67,034	97.0%	97.0%	9,910	3.87%
MidTowne Shopping Center	Little Rock, AR	126,288	95.6%	95.6%	20,725	4.06%
Dogwood Festival	Flowood, MS	187,610	94.2%	94.2%	24,352	3.60%
Pick N Save Center	West Bend, WI	86,800	92.9%	100.0%	9,561	3.54%
Harris Plaza (a)	Layton, UT	123,890	90.2%	90.2%	—	—
Dixie Valley	Louisville, KY	119,981	92.4%	92.4%	6,798	3.46%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,220	89.4%	89.4%	—	—
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,606	95.3%	95.3%	15,591	3.50%
Harvest Square	Harvest, AL	70,590	93.2%	93.2%	6,800	4.65%
Heritage Square	Conyers, GA	22,385	76.0%	82.6%	4,460	5.10%
The Shoppes at Branson Hills	Branson, MO	256,329	94.3%	94.3%	26,655	3.36%
Branson Hills Plaza	Branson, MO	210,201	100.0%	100.0%	2,943	5.78%
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza	Neenah, WI	171,121	94.5%	94.5%	10,836	3.35%
Shoppes at Lake Park (a)	West Valley City, UT	52,997	100.0%	100.0%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	97.5%	99.1%	13,100	3.24%
Eastside Junction	Athens, AL	79,700	89.0%	89.0%	6,270	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.7%	98.7%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	98.2%	98.2%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	98.9%	98.9%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	98.2%	98.2%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	64.9%	64.9%	4,650	5.30%
Whispering Ridge (a)	Omaha, NE	69,676	100.0%	100.0%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	94.9%	94.9%	—	—
White City	Shrewsbury, MA	257,080	97.2%	97.2%	49,400	3.24%
Treasure Valley (a)	Nampa, ID	133,292	100.0%	100.0%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	90.2%	90.2%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	99.4%	99.4%	13,700	3.30%
2727 Iowa Street (a)	Lawrence, KS	85,044	100.0%	100.0%	—	—
Settlers Ridge	Pittsburgh, PA	473,919	99.4%	99.4%	76,533	3.70%
Milford Marketplace	Milford, CT	112,257	96.4%	96.4%	18,727	4.02%
Marketplace at El Paseo	Fresno, CA	224,683	95.3%	96.0%	38,000	2.95%
Blossom Valley Plaza	Turlock, CA	111,558	96.6%	96.6%	—	—
The Village at Burlington Creek	Kansas City, MO	158,118	92.7%	92.7%	17,723	4.25%
Oquirrh Mountain Marketplace	South Jordan, UT	71,750	100.0%	100.0%	—	—
Marketplace at Tech Center	Newport News, VA	210,651	86.9%	100.0%	43,500	2.94%
Portfolio total		6,026,907	95.9%	96.9%	$529,766	(b) 3.70%

(a)	Property is pledged as collateral under our credit agreement with KeyBanc Capital Markets Inc. (the “Credit Facility”).
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in place as of March 31, 2016.

Tenant Name	Number of Leases	Annualized Base Rent ($)	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot($)	Square Footage	Percent of Total Portfolio Square Footage
Dicks Sporting Goods, Inc	5	$3,002	3.5%	$13.03	230,392	3.8%
The Kroger Co	3	2,959	3.4%	14.74	200,737	3.3%
TJ Maxx/HomeGoods/Marshalls	11	2,642	3.0%	9.53	277,222	4.7%
Petsmart	8	2,336	2.7%	14.62	159,811	2.7%
Albertsons/Jewel/Shaws	2	2,115	2.4%	16.54	127,892	2.1%
Ulta Salon, Cosmetics & Fragrance	9	1,981	2.3%	21.02	94,252	1.6%
Kohl's Department Stores	4	1,889	2.2%	5.68	332,461	5.5%
Ross Dress for Less, Inc	7	1,818	2.1%	9.98	182,077	3.0%
LA Fitness (Fitness International)	2	1,810	2.1%	20.20	89,600	1.5%
Giant Eagle	1	1,805	2.1%	13.96	129,340	2.1%
Top ten tenants	52	$22,357	25.8%	$12.26	1,823,784	30.3%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in place at March 31, 2016.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,337,667	23.0%	11.5%
Grocery	852,188	14.7%	14.2%
Home Goods	736,870	12.7%	7.7%
Lifestyle, Health Clubs, Books & Phones	697,959	12.0%	15.0%
Restaurant	503,326	8.7%	15.6%
Apparel & Accessories	463,169	8.0%	11.3%
Sporting Goods	421,857	7.3%	6.8%
Consumer Services, Salons, Cleaners, Banks	258,616	4.5%	7.2%
Pet Supplies	253,367	4.4%	4.5%
Other	147,393	2.4%	2.1%
Health, Doctors & Health Foods	131,678	2.3%	4.1%
Total	5,804,090	100.0%	100.0%

The following table sets forth a summary, as of March 31, 2016, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	53%	8.6
Junior Box	5,000-9,999	16%	6.7
Small Shop	Less than 5,000	31%	4.6
Total		100%	7.0

Lease Expirations

The following table sets forth a summary, as of March 31, 2016, of lease expirations scheduled to occur during the remainder of 2016 and each of the calendar years from 2017 to 2025 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to March 31, 2016. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $17.94 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2016 (including month-to-month)	52	164,985	2.8%	$3,326	3.7%	$20.16
2017	66	263,633	4.5%	5,601	6.2%	21.25
2018	87	439,089	7.6%	7,628	8.4%	17.37
2019	80	644,787	11.1%	9,564	10.5%	14.83
2020	95	476,970	8.2%	8,121	8.9%	17.03
2021	50	251,204	4.3%	5,145	5.7%	20.48
2022	31	335,125	5.8%	5,856	6.4%	17.47
2023	44	433,171	7.5%	6,297	6.9%	14.54
2024	41	369,278	6.4%	7,961	8.7%	21.56
2025	58	522,555	9.0%	10,947	12.0%	20.95
Thereafter	61	1,903,293	32.8%	20,615	22.6%	10.83
Leased Total	665	5,804,090	100.0%	$91,061	100.0%	$15.69

(a)	Represents the base rent in place for the applicable property at the time of the lease expiration.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds is to acquire real estate assets, to pay operating expenses, to pay interest on our outstanding indebtedness, to pay distributions to our stockholders and to fund our share repurchase program (“SRP”). The SRP is designed to provide existing stockholders with limited interim liquidity by enabling them to sell shares back to us subject to certain restrictions. For the three months ended March 31, 2016 and 2015, we paid $1,897 and $130, respectively, under our SRP which was funded by our DRP. On April 7, 2016, we reported an estimated per share net asset value (“Estimated Per Share NAV”) of $9.02. Pursuant to the SRP, we may repurchase shares at prices ranging from 92.5% of the “share price” for stockholders who have owned shares for at least one year to 100% of the “share price” for stockholders who have owned shares for at least four years. For repurchases sought upon a stockholder’s death or qualifying disability, we may repurchase shares at a price equal to 100% of the “share price”. As used in the SRP, “share price” means: (1) prior to the date we report an estimated value of our shares, the offering price of our shares in our Offering (unless the shares were purchased at a discount from that price, and then that purchase price), reduced by any distributions of net sale proceeds that we designate as constituting a return of capital; and (2) on and after such date as we report an estimated value of our shares, the lesser of: (A) the share price determined in (1); or (B) the most recently disclosed estimated value per share. Accordingly, under the SRP, beginning with repurchases after April 7, 2016, and until we announce a new Estimated Per Share NAV, the “share price” will be equal to $9.02 per share.

We generally seek to fund our cash needs for items other than asset acquisitions and offering costs from operations. Our cash needs for acquisitions have historically been funded primarily from the sale of our shares, including those offered for sale through our distribution reinvestment plan (“DRP”), as well as debt financings, including borrowings on our Credit Facility. Our Offering concluded on October 16, 2015. Potential future sources of liquidity include property operations, proceeds raised through our DRP, proceeds from secured or unsecured financings including draws on our Credit Facility, and proceeds from the sale of assets, if any. Our Business Manager and IREA evaluate potential acquisitions and engage in negotiations with sellers and lenders on our behalf. Pending investment in real estate assets, we invest a portion of our cash in investments that yield lower returns than those earned on real estate assets.

We entered into a credit agreement, as amended, with KeyBanc Capital Markets Inc. for a $110 million revolving Credit Facility. The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of five unencumbered properties with an unencumbered pool value of $110 million or above and by a guaranty by certain of our subsidiaries. As of March 31, 2016, we had borrowed $15 million of the $110 million available. The weighted average interest rate during the three months ended March 31, 2016 was 1.84%. Subsequent to March 31, 2016, we borrowed $70.0 million upon our Credit Facility to fund a portion of the acquisition of Coastal North Town Center and Oquirrh Mountain Marketplace Phase II. As of the date of this report, the amount outstanding under the Credit Facility equals $85.0 million.

As of March 31, 2016, we had total debt outstanding of approximately $544.8 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.65% per annum.  As of March 31, 2016 and December 31, 2015, our borrowings were 43% and 47%, respectively, of the purchase price of our properties. The following is a summary of our debt maturities by year. (Dollar amounts in thousands)

Scheduled Principal Payments and Maturities by Year	Total
2016	$46,505
2017	6,510
2018	15,465
2019	165,320
2020	897
Thereafter	310,069
Total	$544,766

Cash Flow Analysis

	Three months ended March 31,
	2016	2015
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$4,661	$6,434
Net cash flows used in investing activities	$(1,249)	$(176,477)
Net cash flows provided by (used in) financing activities	$(52,275)	$156,176

Cash provided by operating activities decreased $1.7 million to $4.8 million during the three months ended March 31, 2016 from $6.4 million during the three months ended March 31, 2015. The decrease is primarily attributable to an increase in the payment of acquisition related costs and an increase in accounts and rents receivable, the timing of which reduced cash flow from operations.

Cash used in investing activities decreased $175.2 million to $1.2 million during the three months ended March 31, 2016 from $176.4 million during the three months ended March 31, 2015.  The decrease was primarily attributable to:

•	$175.0 million decrease in purchase of investment properties and
•	$2.8 million decrease in other assets and restricted escrows, partially offset with an increase in capital expenditures of $2.6 million.

Cash used in financing activities increased $208.5 million to $52.4 million during the three months ended March 31, 2016 from $156.2 million of cash provided by financing activities during the three months ended March 31, 2015.  The increase was primarily attributable to:

•

$172.0 million decrease in offering proceeds due to the conclusion of our Offering in October 2015, an increase in distributions paid of $3.2 million and an increase in shares repurchased of $1.8 million,

•	$85.0 million and $11.9 million in payments toward our reduction in Credit Facility and mortgages payable, respectively, partially offset by a $49.2 million increase in mortgages payable proceeds,
•	$3.3 million decrease in Sponsor contributions and
•	$1.7 million increase in payments associated with deferred investment property acquisition obligations (earnout liability),

partially offset by:

•	$17.5 million decrease in payment of offering costs,
•	$3.6 million increase in proceeds from the DRP and

•	$0.1 million decrease in payment of debt issuance costs.

A summary of the distributions declared, distributions paid and cash flows provided by operations for the three months ended March 31, 2016 and 2015 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid
Three Months Ended March 31,	Distributions Declared	Distributions Declared Per Share (1) (2)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Net Offering Proceeds (3) (4)
2016	$12,925	$0.15	$5,986	$6,924	$12,910	$4,661	$—
2015	$10,553	$0.21	$6,408	$3,342	$9,750	$6,434	$154,286

(1)	Per share amounts are based on weighted average number of common shares outstanding.
(2)

On February 19, 2015, our Sponsor contributed $3,283 to our capital with which we paid a special distribution to stockholders of record as of January 30, 2015.  For U.S. GAAP purposes, these monies have been treated as a contribution of capital from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for this contribution.  We treated this contribution as taxable income to us.

(3)

For the three months ended March 31, 2016 and 2015, respectively, distributions of $8,249 and $3,316 were paid from the cumulative net proceeds from our Offering and the remaining distributions were paid with cash flow from operations.

(4)	The Offering commenced on October 18, 2012 and concluded on October 16, 2015.

Results of Operations

The following discussions are based on our consolidated financial statements for the three months ended March 31, 2016 and 2015. Dollar amounts are stated in thousands.

These sections describe and compare our results of operations for the three months ended March 31, 2016 and 2015. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended March 31, 2016 and 2015

A total of 31 investment properties were acquired on or before January 1, 2015 and represent our “same store” properties during the three months ended March 31, 2016 and 2015.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2015. For the three months ended March 31, 2016, 23 properties constituted non-same store properties and for the three months ended March 31, 2015, 11 properties are considered non-same store properties. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the three months ended March 31, 2016 and 2015, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non Same Store
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
	2016	2015	Change	2016	2015	Change	2016	2015	Change
Rental income	$21,828	$9,010	$12,818	$8,153	$8,249	$(96)	$13,675	$761	$12,914
Tenant recovery income	6,661	2,255	4,406	2,149	2,084	65	4,512	171	4,341
Other property income	85	26	59	41	26	15	44	-	44
Total income	$28,574	$11,291	$17,283	$10,343	$10,359	$(16)	$18,231	$932	$17,299

Property operating expenses	$4,904	$1,800	$3,104	$1,505	$1,743	$(238)	$3,399	$57	$3,342
Real estate tax expense	3,537	1,196	2,341	1,177	1,069	108	2,360	127	2,233
Total property operating expenses	$8,441	$2,996	$5,445	$2,682	$2,812	$(130)	$5,759	$184	$5,575

Property net operating income	$20,133	$8,295	$11,838	$7,661	$7,547	$114	$12,472	$748	$11,724

Straight-line income, net	$543	$195	$348
Intangible amortization	78	187	(109)
General and administrative expenses	(1,423)	(735)	(688)
Acquisition related costs	(161)	(1,238)	1,077
Business management fee	(2,049)	(856)	(1,193)
Depreciation and amortization	(16,085)	(5,052)	(11,033)
Interest expense	(5,378)	(1,461)	(3,917)
Interest and other income	101	62	39
Equity in earnings (loss) of unconsolidated entity	—	(20)	20
Net loss	$(4,241)	$(623)	$(3,618)

Net loss.  Net loss was $4,241 and $623 for the three months ended March 31, 2016 and 2015, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the quarter ended March 31, 2016, with the results of the same investment properties owned during the quarter ended March 31, 2015, property net operating income increased $114, total property income decreased $16, and total property operating expenses including real estate tax expense decreased $130.

The decrease in “same store” total property income is primarily due to a slight decrease in average occupancy from 2015 to 2016.

The decrease in “same store” total property operating expenses is primarily due to a decrease in bad debt expense and a decrease in repairs and maintenance expense during 2016 as compared to 2015.

“Non-same store” total property net operating income increased $11,724 during 2016 as compared to 2015. The increase is a result of acquiring 23 retail properties after January 1, 2015. On a “non-same store” basis, total property income increased $17,299 and total property operating expenses increased $5,575 as a result of these acquisitions.

Straight-line income, net. Straight-line rent income, net increased by $348 due to the acquisition of investment properties throughout 2015.

General and administrative expenses.  General and administrative expenses increased $688 in 2016 compared to 2015.  This increase is due to the growth in our real estate portfolio.

Acquisition related costs.  Acquisition related costs decreased $1,077 in 2016 compared to 2015. The decrease is attributed to fewer transactions in 2016 compared to 2015.  These costs include acquisition, dead deal and transaction related costs and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

Business management fee. Business management fees increased $1,193 in 2016 compared to 2015. The increase is due to the growth in our real estate portfolio.

Depreciation and Amortization.  Depreciation and amortization increased $11,033 in 2016, as compared to 2015. This increase is due to the acquisition of 12 retail properties after March 31, 2015.

Interest Expense.  Interest expense increased $3,917 in 2016 compared to 2015. The increase is due to the financing of 7 properties after March 31, 2015 and amounts drawn under the Credit Facility.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 15, 2016, under the heading “Critical Accounting Policies.” There have been no changes to our critical accounting policies during the three months ended March 31, 2016.

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

Our FFO and MFFO for the three months ended March 31, 2016 and 2015 are calculated as follows:

		Three months ended March 31,
		2016	2015
		(Dollar amounts in thousands)
	Net loss	$(4,241)	$(623)
Add:	Depreciation and amortization related to investment properties	16,085	5,052
	Funds from operations (FFO)	$11,844	$4,429

Add:	Acquisition related costs	161	1,238
Less:	Amortization of acquired market lease intangibles, net	(55)	(187)
	Straight-line income, net	(543)	(195)
	Modified funds from operations (MFFO)	$11,407	$5,285

Subsequent Events

(Dollar amounts in thousands, except per share amounts)

Our board of directors declared monthly distributions payable to stockholders of record each day beginning on the close of business on April 1, 2016 through the close of business on June 30, 2016. Through June 30, 2016, distributions were declared in a daily amount equal to $0.001639344 per share, which equates to $0.60 per share per year, based upon a 366-day year.  Distributions were paid monthly in arrears, as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
March 2016	April 2016	$4,412	$2,353	247,690	$2,059
April 2016	May 2016	$4,276	$2,281	252,889	$1,995

The Company purchased the following properties from unaffiliated third parties subsequent to March 31, 2016.

Date Acquired	Property Name	Location	Square Footage	Purchase Price
04/22/2016	Coastal North Town Center	Myrtle Beach, SC	304,745	$72,385
04/22/2016	Oquirrh Mountain Marketplace Phase II	South Jordan, UT	14,350	6,049
		Total	319,095	$78,434

Subsequent to March 31, 2016, we borrowed $70,000 on our Credit Facility to fund a portion of the acquisition of Coastal North Town Center and Oquirrh Mountain Marketplace Phase II. As of the date of this report, the amount outstanding under the Credit Facility equals $85,000.

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

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets and to fund capital expenditures.

As of March 31, 2016, we had outstanding debt of approximately $544.8 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 1.84% to 5.95% per annum. The weighted average interest rate was 3.65%, which includes the effect of interest rate swaps. At March 31, 2016, we had $86.8 million or 16.0% bearing interest at variable rates with a weighted average interest rate equal to 2.53% per annum. We had variable rate debt subject to swap agreements of $276.6 million or 50.8% of our total debt at March 31, 2016. As of March 31, 2016, the weighted average years to maturity for our mortgages payable was approximately 5 years.

If interest rates on all debt which bears interest at variable rates as of March 31, 2016 permanently increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by approximately $0.9 million annually. If interest rates on all debt which bears interest at variable rates as of March 31, 2016 permanently decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

With regard to fixed rate financing, interest rate fluctuations generally affect the fair value of debt and net asset value per share, but not our earnings or cash flows. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until their maturity or earlier prepayment.

Derivatives

We entered into interest rate swaps to fix certain of our floating LIBOR based debt under variable rate loans to a fixed rate to manage our risk exposure to interest rate fluctuations. We will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap.

The following table summarizes our interest rate swap contracts outstanding as of March 31, 2016:

(Dollar amounts in thousands)

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at March 31, 2016
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	$5,525	$(232)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	14,200	(558)
May 23, 2014	May 1, 2015	May 22, 2019	2.00%	8,484	(311)
June 6, 2014	June 1, 2015	May 8, 2019	2.15%	11,684	(478)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	20,725	(851)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	24,352	(793)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	9,561	(345)
December 16, 2014	December 16, 2014	June 22, 2016	1.97%	13,359	(46)
December 16, 2014	December 16, 2014	October 21, 2016	1.50%	10,837	(61)
December 16, 2014	December 16, 2014	May 9, 2017	1.13%	10,150	(61)
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(305)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	(1,676)
July 8, 2015	August 1, 2015	May 22, 2019	1.43%	1,426	(27)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(579)
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	(466)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(1,850)
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	(686)
				$276,617	$(9,325)

(a)	Receive floating rate index based upon 1 month LIBOR. At March 31, 2016, the 1 month LIBOR was 0.44%.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended March 31, 2016.

We have incurred a net loss on a U.S. GAAP basis for the three months ended March 31, 2016 and 2015 of $4.2 million and $0.6 million, respectively. Our losses can be attributed, in part, to property operating expenses, interest expense, acquisition related expenses and depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of March 31, 2016, we had $86.8 million or 16.0% of our total debt that bore interest at variable rates with a weighted average interest rate of 2.53%.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our Offering and DRP, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment, and is dilutive to our stockholders.

We have not yet generated sufficient cash flow from operations to fund distribution payments. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering and DRP. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, we have paid and will likely continue to pay distributions from the net proceeds of our Offering and DRP. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering and DRP, to pay distributions. There is no assurance we will generate sufficient cash flow from operations to cover distributions. We began declaring distributions to stockholders of record during December 2012. Approximately 42% ($28.4 million) of the distributions paid to stockholders through March 31, 2016, have been paid from the net proceeds of our Offering, which reduces the proceeds available for other purposes. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.

The estimated value per share of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.

On April 7, 2016, we announced an estimated per share net asset value (“Estimated Per Share NAV”) of our common stock as of December 31, 2015 equal to $9.02 per share. To assist the Company’s board of directors in establishing the Estimated Per Share NAV, the Company engaged CBRE Capital Advisors, Inc., a FINRA registered broker dealer firm that specializes in providing real estate financial services (“CBRE Cap”). As with any methodology used to estimate value, the methodology employed by CBRE Cap is based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated per share net asset value, which could be significantly different from our Estimated Per Share NAV. The Estimated Per Share NAV will fluctuate over time and does not represent: (i) the price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares or (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities.

There is also no assurance that the methodology used to estimate our value per share will be acceptable to broker dealers for customer account purposes or to FINRA or that the Estimated Per Share NAV will satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code.

The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.

We entered into a credit agreement, as amended, with KeyBanc Capital Markets Inc. for a $110 million revolving Credit Facility. The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of five unencumbered properties with an unencumbered pool value of $110 million or above and by a guaranty by certain of our subsidiaries. As of March 31, 2016, we have borrowed $15 million of the $110 million available.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a minimum tangible net worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. These covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our FFO, excluding acquisition expenses, or adjusted FFO, for that period. For the fiscal quarter ended March 31, 2016, distributions did not exceed 95% of our adjusted FFO.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2012, our Registration Statement on Form S-11 (File No. 333-176775) was declared effective under the Securities Act. From the effective date of the Offering through March 31, 2016, we have paid the following costs in connection with the issuance and distribution of the registered securities:

(Dollar amounts in thousands)

Type of Costs	Amount
Offering costs paid to related parties (1)	$75,886
Offering costs paid to non-related parties	9,359
Total offering costs paid	$85,245

(1)

“Offering costs to related parties” include selling commissions, marketing contributions and due diligence expense reimbursements paid to Inland Securities Corporation, the dealer manager of the Offering, which reallowed all or a portion of these amounts to soliciting dealers.

From the effective date of the Offering through March 31, 2016, the net offering proceeds to us from the Offering, after deducting the total expenses incurred described above, were approximately $782.8 million including proceeds from the DRP of $33.6 million. As of March 31, 2016, we had used approximately $676.4 million of these net proceeds to purchase interests in real estate and pay related costs, of which $12.0 million was paid to related parties, approximately $37.2 million for repayment of indebtedness used to purchase interests in real estate, approximately $5.7 million to pay loan origination costs, approximately $20.2 million to pay distributions, $0.1 million to fund our investment in the insurance captive, and approximately $1.1 million to fund our operations. The remaining net proceeds were held as cash at March 31, 2016.

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

The table below outlines the shares we repurchased pursuant to our SRP during the quarter ended March 31, 2016.

(Dollar amounts in thousands, except per share amounts)

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of SRP Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
January 2016	67,732	67,732	$9.74	$660	67,732	4,243,718
February 2016	81,491	81,491	$9.33	$760	81,491	4,162,227
March 2016	102,372	102,372	$9.30	$951	102,372	4,059,855
Total	251,595	251,595	$9.43	$2,371	251,595

(1)	Our SRP was announced on October 18, 2012

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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ JoAnn M. McGuinness
By:	JoAnn M. McGuinness
President and principal executive officer
Date:	May 3, 2016

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer (co-principal financial officer)
Date:	May 3, 2016

/s/ David Z. Lichterman
By:	David Z. Lichterman
Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)
Date:	May 3, 2016

Exhibit Index

Exhibit No.	Description

10.1

Amendment Regarding Increase, dated as of January 21, 2016, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, PNC Bank National Association, as a lender, and Fifth Third Bank, as a new lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 22, 2016 (file number 000-55146))

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the Securities and Exchange Commission on May 3, 2016, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.