Form 10-Q
period 2016-06-30
Inland Real Estate Income Trust, Inc.
filed 2016-08-02
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Yes  ☐    No  ☒

As of July 28, 2016, there were 87,543,605 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollar amounts in thousands)

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Assets:
Investment properties:
Land	$262,210	$247,082
Building and other improvements	968,771	914,355
Total	1,230,981	1,161,437
Less accumulated depreciation	(44,759)	(27,545)
Net investment properties	1,186,222	1,133,892
Cash and cash equivalents	18,486	83,843
Investment in unconsolidated entity	293	—
Accounts and rents receivable	9,357	7,313
Acquired lease intangible assets, net	163,276	164,773
Deferred costs, net	435	238
Other assets	8,270	11,309
Total assets	$1,386,339	$1,401,368

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$609,265	$584,499
Accounts payable and accrued expenses	9,901	13,926
Distributions payable	4,298	4,397
Acquired intangible liabilities, net	66,066	65,194
Deferred investment property acquisition obligations	9,396	18,871
Due to related parties	4,055	8,595
Other liabilities	23,946	15,042
Total liabilities	726,927	710,524

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 87,287,073 and 86,229,018 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	87	86
Additional paid in capital (net of offering costs of $87,059 as of June 30, 2016 and December 31, 2015)	784,337	774,359
Accumulated distributions and net loss	(112,477)	(80,007)
Accumulated other comprehensive loss	(12,535)	(3,594)
Total stockholders’ equity	659,412	690,844
Total liabilities and stockholders’ equity	$1,386,339	$1,401,368

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income:
Rental income	$23,520	$14,816	$46,106	$24,207
Tenant recovery income	6,687	3,414	13,395	5,655
Other property income	88	52	173	92
Total income	30,295	18,282	59,674	29,954

Expenses:
Property operating expenses	5,309	2,659	10,397	4,458
Real estate tax expense	3,780	2,098	7,317	3,294
General and administrative expenses	1,290	1,020	2,713	1,755
Acquisition related costs	673	3,632	834	4,870
Business management fee	2,182	1,334	4,231	2,190
Depreciation and amortization	14,631	8,563	30,716	13,615
Total expenses	27,865	19,306	56,208	30,182

Operating income (loss)	2,430	(1,024)	3,466	(228)

Interest expense	(5,264)	(2,433)	(10,642)	(3,894)
Interest and other income	241	42	342	104
Equity in earnings (loss) of unconsolidated entity	293	(85)	293	(105)
Net loss	$(2,300)	$(3,500)	$(6,541)	$(4,123)

Net loss per common share, basic and diluted	$(0.03)	$(0.05)	$(0.08)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	87,169,126	66,130,000	86,902,068	57,658,129

Comprehensive loss:
Net loss	$(2,300)	$(3,500)	$(6,541)	$(4,123)
Unrealized (loss) gain on derivatives	(4,277)	518	(10,903)	(1,249)
Reclassification adjustment for amounts recognized in net loss	962	620	1,962	907
Comprehensive loss	$(5,615)	$(2,362)	$(15,482)	$(4,465)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited, dollar amounts in thousands)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2016	86,229,018	$86	$774,359	$(80,007)	$(3,594)	$690,844

Distributions declared	—	—	—	(25,929)	—	(25,929)
Proceeds from distribution reinvestment plan	1,491,008	2	13,917	—	—	13,919
Shares repurchased	(432,953)	(1)	(3,941)	—	—	(3,942)
Unrealized loss on derivatives	—	—	—	—	(10,903)	(10,903)
Reclassification adjustment for amounts included in net loss	—	—	—	—	1,962	1,962
Equity based compensation	—	—	2	—	—	2
Net loss	—	—	—	(6,541)	—	(6,541)
Balance at June 30, 2016	87,287,073	$87	$784,337	$(112,477)	$(12,535)	$659,412

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,541)	$(4,123)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,716	13,615
Amortization of debt issuance costs and mortgage premiums, net	258	(76)
Amortization of acquired market leases, net	(142)	(408)
Amortization of equity based compensation	2	—
Straight-line income, net	(1,072)	(610)
Discount on shares issued to related parties	—	24
Equity in (earnings) loss of unconsolidated entity	(293)	105
Payment of leasing fees	(164)	(36)
Adjustment of contingent earnout liability	(1,139)	—
Other non-cash adjustments	(218)	(184)
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,429	1,737
Accounts and rents receivable	(558)	(1,096)
Due to related parties	(4,402)	3,586
Other liabilities	(642)	1,608
Other assets	663	213
Net cash flows provided by operating activities	17,897	14,355

Cash flows from investing activities:
Purchase of investment properties	(79,034)	(339,921)
Capital expenditures	(6,630)	(532)
Other assets and restricted escrows	2,637	(1)
Net cash flows used in investing activities	(83,027)	(340,454)

Cash flows from financing activities:
Proceeds from offering	—	285,733
Payment of credit facility	(130,000)	—
Proceeds from credit facility	70,000	—
Proceeds from mortgages payable	100,407	56,941
Payment of mortgages payable	(14,947)	(79)
Proceeds from the distribution reinvestment plan	13,919	8,211
Shares repurchased	(3,587)	(1,699)
Payment of offering costs	(201)	(29,507)
Distributions paid	(26,028)	(19,033)
Sponsor contribution	—	3,283
Due to related parties	—	(1,630)
Payment of deferred investment property acquisition obligations	(8,838)	(1,692)
Payment of debt issuance costs	(952)	(1,058)
Net cash flows (used in) provided by financing activities	(227)	299,470

Net decrease in cash and cash equivalents	(65,357)	(26,629)
Cash and cash equivalents at beginning of the period	83,843	105,871
Cash and cash equivalents, at end of period	$18,486	$79,242

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$15,128	$84,085
Building and improvements	53,849	264,712
Acquired in place lease intangibles	12,768	42,150
Acquired above market lease intangibles	1,080	11,728
Acquired below market lease intangibles	(3,432)	(16,787)
Other receivables	—	790
Assumption of mortgage debt at acquisition	—	(40,303)
Non-cash mortgage premium	—	(3,430)
Assumed liabilities, net	(359)	(3,024)
Purchase of investment properties	$79,034	$339,921

Cash paid for interest	$10,134	$4,179

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$4,298	$3,439

Accrued offering costs payable	$—	$533

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

At June 30, 2016, the Company owned 56 retail properties, totaling 6,345,824 square feet.  The properties are located in 23 states.  At June 30, 2016, the portfolio had a weighted average physical occupancy of 94.6% and economic occupancy of 95.1%. Economic occupancy excludes square footage that the Company owns but which is not occupied by a tenant and which is subject to an earnout component on the original purchase price.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 15, 2016, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2016, except as noted below.

Equity-Based Compensation

On June 16, 2016, the Company’s stockholders approved the Employee and Director Restricted Share Plan (the “RSP”). In accordance the RSP, restricted shares and restricted share units are issued to non-employee directors as compensation. The Company recognizes expense related to the fair value of equity-based compensation awards as general and administrative expense in the consolidated statements of operations. The Company recognizes expense determined based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period. See Note 10 – "Equity-Based Compensation" for further information.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted ASU 2015-03 for the six months ended June 30, 2016. The unamortized debt issuance costs are now classified within mortgages and credit facility payable, net on the Company’s consolidated balance sheets. The Company applied ASU 2015-03 retrospectively to all prior periods presented.

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

NOTE 3 – EQUITY

The Company was authorized to sell up to 150,000,000 shares of common stock at $10.00 each in an initial public “best efforts” offering (the “Offering”) which commenced on October 18, 2012 and concluded on October 16, 2015.  The Company issued 83,835,055 shares of common stock generating gross proceeds of $834,399 from the Offering.  As of June 30, 2016, there were 87,287,073 shares of common stock outstanding including 4,301,983 shares issued through the distribution reinvestment plan (“DRP”), net of 849,965 shares repurchased through the share repurchase program (“SRP”).

On April 7, 2016, the Company’s board of directors determined an estimated per share net asset value of the Company’s common stock of $9.02 as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on April 7, 2016.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Distributions reinvested through the DRP were $13,919 and $8,211 for the six months ended June 30, 2016 and 2015, respectively.

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

Repurchases through the SRP were $3,942 and $1,699 for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, the Company’s liability related to the SRP was $832 and $477, respectively, recorded in other liabilities on the consolidated balance sheets.

Employee and Director Restricted Share Plan

On March 21, 2016 the board of directors approved the RSP, which was subsequently approved by the Company’s stockholders at the annual stockholders’ meeting on June 16, 2016. The RSP gives the Company the ability to grant awards of restricted shares and restricted share units to directors, employees and officers of the Company and its affiliates as compensation. In accordance with the RSP, restricted shares and restricted share units may be issued to directors, employees and officers of the Company and its affiliates as compensation.

Under the RSP, each non-employee director will receive an award of restricted shares effective on the date of each annual stockholders’ meeting in respect of a number of shares of common stock having a fair market value as of the date of grant equal to $10, or, in lieu thereof, restricted share units to the extent the non-employee director makes a timely deferral election in accordance with applicable law.  In accordance with the RSP, on June 16, 2016, 1,109 restricted shares or restricted share units, as applicable, were issued to each non-employee director. For further information, see Note 10 – “Equity-Based Compensation.”

NOTE 4 – ACQUISITIONS

2016 Acquisitions

Date Acquired	Property Name	Location	Property Type	Square Footage	Purchase Price
2nd Quarter
4/22/16	Coastal North Town Center	Myrtle Beach, SC	Multi-Tenant Retail	304,665	$72,811
4/22/16	Oquirrh Mountain Marketplace Phase II	South Jordan, UT	Multi-Tenant Retail	10,150	4,329

				314,815	$77,140

During the six months ended June 30, 2016, the Company acquired, through its wholly owned subsidiaries, the two properties listed above and financed a portion of these acquisitions by borrowing $43,680 in mortgage debt.

The Company incurred $673 and $3,632 during the three months ended June 30, 2016 and 2015, respectively, and $834 and $4,870 during the six months ended June 30, 2016 and 2015, respectively, of acquisition, dead deal and transaction related costs, including changes to initial assumptions related to deferred investment property acquisition obligations (See Note 9 – “Commitments and Contingencies”) that were recorded in acquisition related costs in the consolidated statements of operations and comprehensive loss related to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

For properties acquired during the six months ended June 30, 2016 the Company recorded revenue of $1,178 and property net income of $260, which excludes expensed acquisition related costs.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table presents certain additional information regarding the Company’s acquisitions during the six months ended June 30, 2016. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Six Months Ended June 30,
2016
Land	$15,128
Building and improvements	53,849
Acquired lease intangible assets, net	13,848
Acquired intangible liabilities, net	(3,432)
Assumed liabilities, net	(359)
Total (a)	$79,034
(a)

The total for the six months ended June 30, 2016, includes $1,720 for 4,200 square feet acquired at Oquirrh Mountain Marketplace Phase II and $533 for 1,766 square feet acquired at Park Avenue Shopping Center.

Pro Forma Disclosures

The following condensed pro forma consolidated financial statements for the three and six months ended June 30, 2016 and 2015 include pro forma adjustments related to the acquisitions and financings during 2016 and 2015. The 2016 and 2015 acquisitions are presented assuming the acquisitions occurred on January 1, 2015 and January 1, 2014, respectively. Acquisition expenses for the three months ended June 30, 2016 and 2015 of $1,425 and $3,516, respectively, and acquisition expenses for the six months ended June 30, 2016 and 2015 of $1,527 and $4,698, respectively, related to each acquisition are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pro forma total income	$30,576	$26,320	$61,324	$52,869
Pro forma net (loss) income	$(995)	$346	$(5,057)	$1,413
Net (loss) earnings per share (a)	$(0.01)	—	$(0.06)	$0.02

(a)	Based on number of common shares outstanding as of June 30, 2016.

The 2015 acquisitions consist of Shoppes at Lake Park, Plaza at Prairie Ridge, Green Tree Shopping Center, Eastside Junction, Fairgrounds Crossing, Prattville Town Center, Regal Court, Shops at Hawk Ridge, Walgreens Plaza, Whispering Ridge, Frisco Marketplace, White City, Treasure Valley, Yorkville Marketplace, Shoppes at Market Pointe, 2727 Iowa Street, Settlers Ridge, Milford Marketplace, Marketplace at El Paseo, Blossom Valley Plaza, Village at Burlington Creek, Oquirrh Mountain Marketplace and Marketplace at Tech Center. The 2016 acquisitions consist of Coastal North Town Center and Oquirrh Mountain Marketplace Phase II. Oquirrh Mountain Marketplace Phase II was newly constructed in 2016, and as such, property operations are not included in the table above.

The pro forma financial information above is neither necessarily indicative of what the actual results of operations of the Company would have been assuming acquisitions had been consummated at the beginning of the period, nor does it purport to represent the results of operations for future periods.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Intangible assets:
Acquired in place lease value	$159,679	$146,910
Acquired above market lease value	37,179	36,099
Accumulated amortization	(33,582)	(18,236)
Acquired lease intangibles, net	$163,276	$164,773
Intangible liabilities:
Acquired below market lease value	$66,961	$63,529
Above market ground lease	5,169	5,169
Accumulated amortization	(6,064)	(3,504)
Acquired intangible liabilities, net	$66,066	$65,194

As of June 30, 2016, the weighted average amortization periods for acquired in place lease, above market lease intangibles, below market lease intangibles and above market ground leases are 10, 13, 19 and 55 years, respectively.

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

As of June 30, 2016, no amount has been allocated to customer relationship value.

Amortization pertaining to acquired in place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
Amortization recorded as amortization expense:	2016	2015	2016	2015
Acquired in place lease value	$5,678	$3,226	$12,975	$5,097
Amortization recorded as a reduction to property operating expense:
Above market ground lease	$(24)	$—	$(47)	$—
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(1,169)	$(521)	$(2,371)	$(781)
Acquired below market leases	1,256	742	2,513	1,189
Net rental income increase	$87	$221	$142	$408

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2016 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases	Above Market Ground Lease
2016 (remainder of year)	$10,415	$1,966	$(2,309)	$(47)
2017	19,995	3,751	(4,497)	(94)
2018	18,187	3,195	(4,315)	(94)
2019	16,397	2,837	(4,168)	(94)
2020	13,673	2,564	(3,948)	(94)
Thereafter	52,545	17,751	(41,729)	(4,677)
Total	$131,212	$32,064	$(60,966)	$(5,100)

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of June 30, 2016 and December 31, 2015, the Company had the following mortgages and credit facility payable:

	June 30, 2016		December 31, 2015
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate

Fixed rate mortgages payable	$178,392	4.31%	$162,692	4.37%
Variable rate mortgages payable with swap agreements	306,938	3.35%	238,617	3.64%
Variable rate mortgages payable	85,125	2.61%	83,686	2.99%
Mortgages payable	$570,455	3.54%	$484,995	3.77%
Credit facility payable	$40,000	1.86%	$100,000	1.65%
Add: Unamortized debt premiums	3,525		3,971
Less: Unamortized debt issuance costs	(4,715)		(4,467)
Total debt	$609,265		$584,499

The Company’s indebtedness bore interest at a weighted average interest rate of 3.43% per annum at June 30, 2016, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $610,455 and $584,995 as of June 30, 2016 and December 31, 2015, respectively, and its estimated fair value was $618,408 and $587,437 as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, scheduled principal payments and maturities on the Company’s debt were as follows:

	June 30, 2016
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2016 (remainder of the year)	$47	$43,500	$—	$43,547
2017	239	6,271	—	6,510
2018	205	15,260	—	15,465
2019	215	150,072	40,000	190,287
2020	897	—	—	897
Thereafter	3,108	350,641	—	353,749
Total	$4,711	$565,744	$40,000	$610,455

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Credit Facility Payable

On September 30, 2015, the Company entered into a credit agreement (“Credit Facility”) with KeyBanc Capital Markets Inc. for a $100,000 revolving Credit Facility. On January 21, 2016, the Company amended its Credit Facility to, among other matters, increase the aggregate commitment under the Credit Facility by $10,000 to $110,000. At June 30, 2016, available borrowings under the Credit Facility were $70,000. The Company has an accordion feature to increase available borrowings up to $400,000, subject to certain conditions.  The Credit Facility matures on September 30, 2019.  The Company has a one year extension option which it may exercise as long as there is no existing default, it is in compliance with all covenants and it pays an extension fee equal to 0.15% of the commitment amount being extended, as defined. The Company is in compliance with all financial covenants related to the Credit Facility.

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios. As of June 30, 2016, the Company was current on all of the payments and other covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of June 30, 2016, the weighted average years to maturity for the Company’s mortgages payable was approximately 5 years.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap.

The following table summarizes the Company’s interest rate swap contracts outstanding as of June 30, 2016.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at June 30, 2016
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	$5,525	$(239)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	14,200	(585)
May 23, 2014	May 1, 2015	May 22, 2019	2.00%	8,484	(330)
June 6, 2014	June 1, 2015	May 8, 2019	2.15%	11,684	(498)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	20,725	(898)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	24,352	(864)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	9,561	(373)
December 16, 2014	December 16, 2014	October 21, 2016	1.50%	10,837	(35)
December 16, 2014	December 16, 2014	May 9, 2017	1.13%	10,150	(56)
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(371)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	(2,254)
July 8, 2015	August 1, 2015	May 22, 2019	1.43%	1,426	(32)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(759)
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	(649)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(2,456)
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	(1,023)
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	(1,133)
				$306,938	$(12,555)

(a)	Receive floating rate index based upon 1 month LIBOR. At June 30, 2016, the 1 month LIBOR was 0.47%.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap agreements	Other liabilities	$12,555	Other liabilities	$3,791

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of comprehensive loss (“OCL”).  The ineffective portion of the change in fair value, if any, is recognized directly in earnings. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2016	2015
Amount of loss recognized in OCL on derivative (effective portion)	$(4,277)	$518	$(10,903)	$(1,249)
Amount of loss reclassified from accumulated OCL into income (effective portion)	$962	$620	$1,962	$907
Amount of loss recognized in income on derivative (ineffective portion)	$85	$1	$177	$1

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2016	2015	2016	2015
Amount of loss recognized in income on derivative (ineffective portion)	$—	$(100)	$—	$(171)

The amount that is expected to be reclassified from Accumulated OCL into income in the next twelve months is approximately $3,783.

NOTE 7 – DISTRIBUTIONS

The Company currently pays distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.0016439344 per share, which equates to $0.60 per share per year, based upon a 366-day year.  The table below presents the distributions paid and declared for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Distributions paid	$13,118	$9,283	$26,028	$19,033
Distributions declared	$13,004	$9,893	$25,929	$20,446

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss in the three and six months ended June 30, 2016, 2,330 shares were excluded from the computation of diluted EPS, because they would have been antidilutive.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation (“Earnout liability”). The maximum potential earnout payment was $13,133 at June 30, 2016.

The table below presents the change in the Company’s Earnout liability for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
Earnout liability-beginning of period	$18,871	$3,646
Increases:
Acquisitions	—	—
Amortization expense	502	55
Decreases:
Earnout payments	(9,067)	(1,728)
Other:
Adjustments to acquisition related costs	(910)	25
Earnout liability – end of period	$9,396	$1,998

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

NOTE 10 – EQUITY-BASED COMPENSATION

In accordance with the RSP, restricted shares and restricted share units were issued to non-employee directors as compensation. Each restricted share and restricted share unit entitle the holder to receive one common share when it vests.

Under the RSP, restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares and restricted share units are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares and restricted share units are amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $2, in the aggregate, for the three and six months ended June 30, 2016. As of June 30, 2016, the Company had $38 of unrecognized compensation cost related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to non-vested restricted shares and restricted share units will be recognized is 1.93 years.

Summary tables of the status of the restricted shares are presented below:

	Restricted Shares	Restricted Share Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2016	—	—	$—	$—
Granted	3,326	1,109	40	40
Vested	—	—	—	—
Converted	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2016	3,326	1,109	$40	$40

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, retail real estate, for the six months ended June 30, 2016 and 2015.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The Company is a member of a limited liability company formed as an insurance association captive (“Captive”), which is owned by the Company, IRC Retail Centers LLC (“IRC”), InvenTrust Properties Corp. (“InvenTrust”) and Retail Properties of America, Inc. (“RPAI”). The Company recorded its investment in investment in unconsolidated entity in the accompanying consolidated balance sheets. The Company’s share of net income from its investment is based on the ratio of each member’s premium contribution to the venture. The Company was allocated income of $293 for the three and six months ended June 30, 2016 and a loss of $85 and $105 for the three months and six months ended June 30, 2015, respectively.

On February 29, 2016, the Captive was notified by IRC of its intent to dissociate and on March 30, 2016 terminated its participation. Previously, InvenTrust and RPAI terminated their future participation effective December 1, 2015 and December 1, 2014, respectively. Based upon this notice and regulatory requirements, the Captive terminated its operations in accordance with the applicable rules and regulations for an insurance association captive. As a result, the Company obtained separate property and general liability insurance once the Captive was unable to provide the Company coverage. The Captive is in the process of preparing a formal plan to submit to the state insurance regulator to wind up its business affairs.  This would include a commutation of the Company’s exposure for potential claims which would eliminate any financial exposure for the periods covered by the Captive. The Captive is working with its members with the goal to conclude its affairs as soon as possible. However, there can be no assurance the plan, once submitted, will be approved by the regulator. As of the date of this report, the Company is unable to determine if it will be liable for any proportional cost associated with the termination of the Captive.

The Company owns 1,000 shares of common stock in The Inland Real Estate Group of Companies, Inc. with a recorded value of $1 at June 30, 2016 and December 31, 2015. This amount is included in other assets in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2016 and 2015. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended June 30,		Six Months Ended June 30,		Unpaid amounts as of
		2016	2015	2016	2015	June 30, 2016	December 31, 2015
General and administrative reimbursements	(a)	$407	$426	$773	$569	$341	$287
Affiliate share purchase discounts	(b)	—	9	—	24	—	—
Total general and administrative expenses		$407	$435	$773	$593	$341	$287

Acquisition related costs		$150	$660	$202	$758	$220	$165
Acquisition fees		1,267	2,489	1,327	3,268	1,267	6,010
Total acquisition costs and fees	(c)	$1,417	$3,149	$1,529	$4,026	$1,487	$6,175

Real estate management fees		$1,101	$711	2,176	1,132	$—	$—
Construction management fees		10	—	33	—	10	80
Leasing fees		39	—	79	—	35	40
Total real estate management related costs	(d)	$1,150	$711	$2,288	$1,132	$45	$120

Offering costs	(e)	$—	$11,024	$—	$27,905	$—	$63
Business management fees	(f)	$2,182	$1,334	$4,231	$2,190	$2,182	$1,950
Sponsor contribution	(g)	$—	$—	$—	$3,283	$—	$—

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

(b)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enabled the related parties to purchase shares of common stock at $9.00 per share in the Offering. The Company sold 24,167 shares to related parties during the six months ended June 30, 2015.

(c)

The Company pays the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired.  The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets.  Such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss.  Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.  For the six months ended June 30, 2015, the Business Manager permanently waived acquisition fees of $2,510.

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

(f)

The Company pays the Business Manager an annual business management fee equal to 0.65% of its “average invested assets”. The fee is payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter.

(g)

During the six months ended June 30, 2015, the Sponsor contributed $3,283 to the Company.  The Sponsor has not received, and will not receive, any additional shares of the Company’s common stock for making this contribution.  There is no assurance that the Sponsor will continue to contribute any additional monies.

NOTE 13 – OPERATING LEASES

Minimum lease payments to be received under operating leases, including ground leases, as of June 30, 2016 for the years indicated are as follows:

Minimum Lease Payments
2016 (remainder of year)	$44,235
2017	85,377
2018	78,430
2019	70,309
2020	64,129
Thereafter	319,192
Total	$661,672

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

NOTE 14 – SUBSEQUENT EVENTS

The Company’s board of directors declared monthly distributions payable to stockholders of record each day beginning on the close of business on July 1, 2016 through the close of business on September 30, 2016. Through September 30, 2016 distributions were declared in a daily amount equal to $0.001639344 per share, which equates to $0.60 per share per year, based upon a 366-day year. Distributions were paid monthly in arrears as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
June 2016	July 2016	$4,298	$2,284	253,230	$2,014
July 2016	August 2016	$4,449	$2,364	262,033	$2,085

The Company entered into the following financings subsequent to June 30, 2016:

Date	Property	Interest Rate (stated)	Principal Amount	Maturity Date	Swap Rate
7/21/2016	Marketplace at Tech Center	LIBOR + 1.85%	$47,550	8/1/2023	1.297%

Proceeds of the loan were used primarily to repay the short term loan obtained when the Company purchased the property.

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

•	We have incurred net losses on a U.S. GAAP basis for the three and six months ended June 30, 2016 and 2015 and for the year ended December 31, 2015.
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

The following discussion and analysis relates to the three and six months ended June 30, 2016 and 2015 and as of June 30, 2016 and December 31, 2015. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are principally engaged in owning retail properties throughout the United States. At June 30, 2016, we had total assets of approximately $1.4 billion and owned 56 properties located in 23 states containing approximately 6.3 million square feet.  A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. The portfolio properties generally have occupancy rates above 90% with staggered lease maturity dates and anchor tenants with strong credit ratings.

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

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of June 30, 2016
Number of properties	56
Purchase price	$1,337,827
Total square footage	6,345,824
Weighted average physical occupancy	94.6%
Weighted average economic occupancy	95.1%
Weighted average remaining lease term (years)	7.1

The table below presents information for each of our investment properties as of June 30, 2016.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Principal Balance	Interest Rate
Dollar General (12 properties)	Various	111,890	100.0%	100.0%	$7,447	4.33%
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons	Olive Branch, MS	159,258	100.0%	100.0%	15,260	2.35%
Park Avenue	Little Rock, AR	79,131	74.3%	97.5%	11,684	3.90%
North Hills Square	Coral Springs, FL	63,829	98.1%	98.1%	5,525	4.02%
Mansfield Shopping Center	Mansfield, TX	148,529	69.4%	69.4%	14,200	3.90%
Lakeside Crossing	Lynchburg, VA	67,034	97.0%	97.0%	9,910	3.87%
MidTowne Shopping Center	Little Rock, AR	126,288	92.9%	95.6%	20,725	4.06%
Dogwood Festival	Flowood, MS	187,610	91.8%	91.8%	24,352	3.60%
Pick N Save Center	West Bend, WI	86,800	92.9%	92.9%	9,561	3.54%
Harris Plaza (a)	Layton, UT	123,890	90.2%	90.2%	—	—
Dixie Valley	Louisville, KY	119,981	92.4%	92.4%	6,798	3.46%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,220	92.2%	92.2%	—	—
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,606	95.3%	95.3%	15,591	2.20%
Harvest Square	Harvest, AL	70,590	93.2%	93.2%	6,800	4.65%
Heritage Square	Conyers, GA	22,385	87.2%	93.7%	4,460	5.10%
The Shoppes at Branson Hills	Branson, MO	256,329	94.7%	94.7%	26,640	3.36%
Branson Hills Plaza	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza	Neenah, WI	171,121	94.5%	94.5%	10,836	3.35%
Shoppes at Lake Park (a)	West Valley City, UT	52,997	100.0%	100.0%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	97.5%	99.1%	13,100	3.24%
Eastside Junction	Athens, AL	79,700	89.0%	89.0%	6,270	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.7%	98.7%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	100.0%	100.0%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	98.9%	98.9%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	98.2%	98.2%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	60.4%	60.4%	4,650	5.30%
Whispering Ridge (a)	Omaha, NE	69,676	39.8%	39.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	92.4%	92.4%	—	—
White City	Shrewsbury, MA	257,080	97.2%	97.2%	49,400	3.24%
Treasure Valley (a)	Nampa, ID	133,292	100.0%	100.0%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	90.2%	90.2%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	99.4%	99.4%	13,700	3.30%
2727 Iowa Street (a)	Lawrence, KS	85,044	100.0%	100.0%	—	—
Settlers Ridge	Pittsburgh, PA	473,821	100.0%	100.0%	76,533	3.70%
Milford Marketplace	Milford, CT	112,257	96.4%	96.4%	18,727	4.02%
Marketplace at El Paseo	Fresno, CA	224,683	95.3%	96.0%	38,000	2.95%
Blossom Valley Plaza	Turlock, CA	111,558	96.6%	96.6%	—	—
The Village at Burlington Creek	Kansas City, MO	158,118	92.7%	92.7%	17,723	4.25%
Oquirrh Mountain Marketplace	South Jordan, UT	75,950	94.5%	94.5%	—	—
Marketplace at Tech Center	Newport News, VA	210,651	91.8%	100.0%	43,500	2.96%
Coastal North Town Center	Myrtle Beach, SC	304,665	94.6%	95.1%	43,680	2.21%
Oquirrh Mountain Marketplace Phase II	South Jordan, UT	10,150	100.0%	100.0%	—	—
Portfolio total		6,345,824	94.6%	95.1%	$570,455	(b) 3.54%

(a)	Property is pledged as collateral under our credit agreement with KeyBanc Capital Markets Inc. (the “Credit Facility”).
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in place as of June 30, 2016.

Tenant Name	Number of Leases	Annualized Base Rent ($)	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot($)	Square Footage	Percent of Total Portfolio Square Footage
Dicks Sporting Goods, Inc	6	$3,511	3.9%	$12.72	276,038	4.3%
The Kroger Co	3	2,959	3.3%	14.74	200,737	3.2%
TJ Maxx/HomeGoods/Marshalls	12	2,864	3.2%	9.51	301,253	4.7%
Petsmart	9	2,555	2.8%	14.69	173,977	2.7%
Ulta Salon, Cosmetics & Fragrance	10	2,172	2.4%	20.83	104,276	1.6%
Albertsons/Jewel/Shaws	2	2,115	2.3%	16.54	127,892	2.0%
Ross Dress for Less, Inc	8	2,080	2.3%	10.05	207,077	3.3%
Kohl's Department Stores	4	1,889	2.1%	5.68	332,461	5.2%
LA Fitness (Fitness International)	2	1,810	2.0%	20.20	89,600	1.4%
Giant Eagle	1	1,805	2.0%	13.96	129,340	2.0%
Top ten tenants	57	$23,760	26.3%	$12.23	1,942,651	30.4%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in place at June 30, 2016.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,390,098	23.0%	11.6%
Grocery	902,739	15.0%	14.3%
Lifestyle, Health Clubs, Books & Phones	767,003	12.7%	15.2%
Home Goods	743,358	12.3%	7.6%
Restaurant	528,851	8.8%	15.8%
Apparel & Accessories	489,853	8.1%	11.5%
Sporting Goods	387,031	6.4%	5.9%
Consumer Services, Salons, Cleaners, Banks	269,072	4.5%	7.3%
Pet Supplies	267,533	4.4%	4.5%
Health, Doctors & Health Foods	140,926	2.4%	4.2%
Other	147,393	2.4%	2.1%
Total	6,033,857	100.0%	100.0%

The following table sets forth a summary, as of June 30, 2016, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	53%	8.6
Junior Box	5,000-9,999	15%	6.6
Small Shop	Less than 5,000	32%	4.9
Total		100%	7.1

Lease Expirations

The following table sets forth a summary, as of June 30, 2016, of lease expirations scheduled to occur during the remainder of 2016 and each of the calendar years from 2017 to 2025 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to June 30, 2016. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $17.99 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2016 (including month-to-month)	35	115,936	1.9%	$2,184	2.2%	$18.84
2017	63	243,340	4.0%	5,150	5.4%	21.16
2018	88	440,489	7.3%	7,658	8.0%	17.38
2019	77	557,800	9.2%	8,350	8.8%	14.97
2020	98	479,757	8.0%	8,172	8.6%	17.03
2021	68	295,811	4.9%	6,369	6.7%	21.53
2022	37	368,225	6.1%	6,606	6.9%	17.94
2023	45	435,186	7.2%	6,360	6.7%	14.61
2024	47	419,876	7.0%	8,861	9.3%	21.10
2025	70	607,516	10.1%	12,394	13.0%	20.40
Thereafter	78	2,069,921	34.3%	23,318	24.4%	11.27
Leased Total	706	6,033,857	100.0%	$95,422	100.0%	$15.81

(a)	Represents the base rent in place for the applicable property at the time of the lease expiration.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds is to acquire real estate assets, to pay operating expenses, to pay interest on our outstanding indebtedness, to pay distributions to our stockholders and to fund our share repurchase program (“SRP”). The SRP is designed to provide existing stockholders with limited interim liquidity by enabling them to sell shares back to us subject to certain restrictions. For the six months ended June 30, 2016 and 2015, we paid $3.6 million and $1.7 million, respectively, under our SRP which was funded by our distribution reinvestment plan (“DRP”). On April 7, 2016, we reported an estimated per share net asset value (“Estimated Per Share NAV”) of $9.02. Pursuant to the SRP, we may repurchase shares at prices ranging from 92.5% of the “share price” for stockholders who have owned shares for at least one year to 100% of the “share price” for stockholders who have owned shares for at least four years. For repurchases sought upon a stockholder’s death or qualifying disability, we may repurchase shares at a price equal to 100% of the “share price”. As used in the SRP, “share price” means: (1) prior to the date we report an estimated value of our shares, the offering price of our shares in our Offering (unless the shares were purchased at a discount from that price, and then that purchase price), reduced by any distributions of net sale proceeds that we designate as constituting a return of capital; and (2) on and after such date as we report an estimated value of our shares, the lesser of: (A) the share price determined in (1); or (B) the most recently disclosed estimated value per share. Accordingly, under the SRP, beginning with repurchases after April 7, 2016, and until we announce a new Estimated Per Share NAV, the “share price” will be equal to $9.02 per share.

We generally seek to fund our cash needs for items other than asset acquisitions and offering costs from operations. Our cash needs for acquisitions have historically been funded primarily from the sale of our shares, including those offered for sale through our DRP, as well as debt financings, including borrowings on our Credit Facility. Our Offering concluded on October 16, 2015. Potential future sources of liquidity include property operations, proceeds raised through our DRP, proceeds from secured or unsecured financings including draws on our Credit Facility, and proceeds from the sale of assets, if any. Our Business Manager and IREA evaluate potential acquisitions and engage in negotiations with sellers and lenders on our behalf. Pending investment in real estate assets, we invest a portion of our cash in investments that yield lower returns than those earned on real estate assets.

We entered into a credit agreement, as amended, with KeyBanc Capital Markets Inc. for a $110 million revolving Credit Facility. The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of five unencumbered properties with an unencumbered pool value of $110 million or above and by a guaranty by certain of our subsidiaries. As of June 30, 2016, we had borrowed $40 million of the $110 million available. The weighted average interest rate during the six months ended June 30, 2016 was 1.86%.

As of June 30, 2016, we had total debt outstanding of approximately $610.5 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.43% per annum.  As of June 30, 2016 and December 31, 2015, our borrowings were 46% and 47%, respectively, of the purchase price of our properties. The following is a summary of our debt maturities by year. (Dollar amounts in thousands)

Scheduled Principal Payments and Maturities by Year	Total
2016 (remainder of year)	$43,547
2017	6,510
2018	15,465
2019	190,287
2020	897
Thereafter	353,749
Total	$610,455

Cash Flow Analysis

	Six Months Ended June 30,
	2016	2015
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$17,897	$14,355
Net cash flows used in investing activities	$(83,027)	$(340,454)
Net cash flows (used in) provided by financing activities	$(227)	$299,470

Cash provided by operating activities increased $3.5 million to $17.9 million during the six months ended June 30, 2016 from $14.4 million during the six months ended June 30, 2015. The increase is due to the acquisition of 10 properties in our real estate portfolio and the timing of our receivables.

Cash used in investing activities decreased $257.4 million to $83.0 million during the six months ended June 30, 2016 from $340.5 million during the six months ended June 30, 2015.  The decrease was primarily attributable to:

•	$260.9 million decrease in purchase of investment properties and
•	$2.6 million decrease in other assets and restricted escrows, partially offset with an increase in capital expenditures of $6.1 million.

Cash used in financing activities decreased to $0.3 million during the six months ended June 30, 2016 from cash provided by financing activities of $299.5 million during the six months ended June 30, 2015.  The decrease was primarily attributable to:

•

$285.7 million decrease in offering proceeds due to the conclusion of our Offering in October 2015, partially offset by an increase in distributions paid of $7.0 million and an increase in the number of shares repurchased of $1.9 million,

•	$130.0 million in payments to reduce our Credit Facility payable, partially offset by $70.0 million in proceeds,
•	$43.5 million increase in mortgages payable proceeds, partially offset by $14.8 million in principal payments,
•	$3.3 million decrease in Sponsor contributions,
•	$7.1 million increase in payments associated with deferred investment property acquisition obligations (earnout liability),
•	$29.3 million decrease in payment of offering costs,
•	$1.6 million decrease in payments to related parties,
•	$5.7 million increase in proceeds from the DRP and

•	$0.1 million decrease in payment of debt issuance costs.

A summary of the distributions declared, distributions paid and cash flows provided by operations for the six months ended June 30, 2016 and 2015 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid
Six Months Ended June 30,	Distributions Declared	Distributions Declared Per Share (1) (2)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Net Offering Proceeds (3) (4)
2016	$25,929	$0.30	$12,109	$13,919	$26,028	$17,897	$—
2015	$20,446	$0.35	$10,822	$8,211	$19,033	$14,355	$256,226

(1)	Per share amounts are based on weighted average number of common shares outstanding.
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

(3)

For the six months ended June 30, 2016 and 2015, respectively, distributions of $8,131 and $4,678 were paid from the cumulative net proceeds from our Offering and the remaining distributions were paid with cash flow from operations.

(4)	The Offering commenced on October 18, 2012 and concluded on October 16, 2015.

Results of Operations

The following discussions are based on our consolidated financial statements for the three and six months ended June 30, 2016 and 2015. Dollar amounts are stated in thousands.

These sections describe and compare our results of operations for the three and six months ended June 30, 2016 and 2015. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our “same store” properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended June 30, 2016 and 2015

A total of 42 investment properties were acquired on or before April 1, 2015 and represent our “same store” properties during the three months ended June 30, 2016 and 2015.  “Non-same store,” as reflected in the table below, consists of properties acquired after April 1, 2015. For the three months ended June 30, 2016, 14 properties constituted non-same store properties and for the three months ended June 30, 2015, 4 properties are considered non-same store properties. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the three months ended June 30, 2016 and 2015, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non Same Store
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change	2016	2015	Change
Rental income	$22,749	$14,181	$8,568	$12,131	$11,994	$137	$10,618	$2,187	$8,431
Tenant recovery income	6,635	3,429	3,206	3,047	2,881	166	3,588	548	3,040
Other property income	88	38	50	47	25	22	41	13	28
Total income	$29,472	$17,648	$11,824	$15,225	$14,900	$325	$14,247	$2,748	$11,499

Property operating expenses	$5,125	$2,659	$2,466	$2,327	$2,374	$(47)	$2,798	$285	$2,513
Real estate tax expense	3,780	2,098	1,682	1,931	1,695	236	1,849	403	1,446
Total property operating expenses	$8,905	$4,757	$4,148	$4,258	$4,069	$189	$4,647	$688	$3,959

Property net operating income	$20,567	$12,891	$7,676	$10,967	$10,831	$136	$9,600	$2,060	$7,540

Straight-line income, net	$529	$414	$115
Intangible amortization	110	220	(110)
General and administrative expenses	(1,290)	(1,020)	(270)
Acquisition related costs	(673)	(3,632)	2,959
Business management fee	(2,182)	(1,334)	(848)
Depreciation and amortization	(14,631)	(8,563)	(6,068)
Interest expense	(5,264)	(2,433)	(2,831)
Interest and other income	241	42	199
Equity in earnings (loss) of unconsolidated entity	293	(85)	378
Net loss	$(2,300)	$(3,500)	$1,200

Net loss.  Net loss was $2,300 and $3,500 for the three months ended June 30, 2016 and 2015, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended June 30, 2016, with the results of the same investment properties owned during the three months ended June 30, 2015, property net operating income increased $136, total property income increased $325, and total property operating expenses including real estate tax expense increased $189 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

The increase in “same store” total property income is primarily due to new tenants and an increase in percentage rent.

The increase in “same store” total property operating expenses is primarily due to a net increase in real estate tax expense during 2016 as compared to 2015.

“Non-same store” total property net operating income increased $7,540 during 2016 as compared to 2015. The increase is a result of acquiring 14 additional retail properties after April 1, 2015. On a “non-same store” basis, total property income increased $11,499 and total property operating expenses increased $3,959 during the quarter ended June 30, 2016 as a result of these acquisitions.

Straight-line income, net. Straight-line rent income increased $115 in 2016 compared to 2015. This increase is due to the acquisition of additional investment properties throughout 2015.

Intangible amortization.  Intangible amortization income decreased $110 in 2016 compared to 2015. The decrease is primarily attributable to changes in intangible assets and liabilities due to recent acquisitions.

General and Administrative expenses.  General and administrative expenses increased $270 in 2016 compared to 2015.  This increase is primarily due to the growth in our real estate portfolio.

Acquisition related costs.  Acquisition related expenses decreased $2,959 in 2016 compared to 2015. The decrease is attributed to fewer acquisitions and adjustments in deferred investment property acquisition obligations. These expenses include acquisition, dead deal and transaction related costs and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

Business management fee. Business management fees increased $848 in 2016 compared to 2015. The increase is due to the acquisition of real estate.

Depreciation and Amortization.  Depreciation and amortization increased $6,068 in 2016, as compared to 2015. This increase is due to the acquisition of retail properties after April 1, 2015.

Interest Expense.  Interest expense increased $2,831 in 2016 compared to 2015. The increase is primarily due to additional financing of properties after April 1, 2015 and amounts drawn under the Credit Facility.

Interest and other income.  Interest and other income increased $199.  The increase is primarily due to settlement income in 2016.

Equity in earnings (loss) of unconsolidated entity.  Equity in earnings (loss) of unconsolidated entity increased $378 due to the performance of the Captive.

Comparison of the six months ended June 30, 2016 and 2015

A total of 31 investment properties were acquired on or before January 1, 2015 and represent our “same store” properties during the six months ended June 30, 2016 and 2015.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2015. For the six months ended June 30, 2016, 25 properties constituted non-same store properties and for the six months ended June 30, 2015, 15 properties are considered non-same store properties. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the six months ended June 30, 2016 and 2015, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non Same Store
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change	2016	2015	Change
Rental income	$44,576	$23,190	$21,386	$16,340	$16,475	$(135)	$28,236	$6,715	$21,521
Tenant recovery income	13,297	5,683	7,614	4,251	4,034	217	9,046	1,649	7,397
Other property income	173	64	109	64	49	15	109	15	94
Total income	$58,046	$28,937	$29,109	$20,655	$20,558	$97	$37,391	$8,379	$29,012

Property operating expenses	$10,029	$4,459	$5,570	$3,088	$3,482	$(394)	$6,941	$977	$5,964
Real estate tax expense	7,317	3,293	4,024	2,405	2,177	228	4,912	1,116	3,796
Total property operating expenses	$17,346	$7,752	$9,594	$5,493	$5,659	$(166)	$11,853	$2,093	$9,760

Property net operating income	$40,700	$21,185	$19,515	$15,162	$14,899	$263	$25,538	$6,286	$19,252

Straight-line income, net	$1,072	$609	$463
Intangible amortization	188	408	(220)
General and administrative expenses	(2,713)	(1,755)	(958)
Acquisition related costs	(834)	(4,870)	4,036
Business management fee	(4,231)	(2,190)	(2,041)
Depreciation and amortization	(30,716)	(13,615)	(17,101)
Interest expense	(10,642)	(3,894)	(6,748)
Interest and other income	342	104	238
Equity in earnings (loss) of unconsolidated entity	293	(105)	398
Net loss	$(6,541)	$(4,123)	$(2,418)

Net loss.  Net loss was $6,541 and $4,123 for the six months ended June 30, 2016 and 2015, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the full six months ended June 30, 2016, with the results of the same investment properties owned during the full six months ended June 30, 2015, property net operating income increased $263, total property income increased $97, and total property operating expenses including real estate tax expense decreased $166 for the year to date ended June 30, 2016 compared to the year to date ended June 30, 2015.

The increase in “same store” total property income is primarily due to tenant recovery income increasing as a result of real estate tax expense also increasing over this same period.  Real estate tax expense is typically a highly recoverable expense.

The decrease in “same store” total property operating expenses is primarily due to a decrease in bad debt expense and snow removal expense during 2016 as compared to 2015.

“Non-same store” total property net operating income increased $19,252 during 2016 as compared to 2015. The increase is a result of acquiring additional retail properties after January 1, 2015. On a “non-same store” basis, total property income increased $29,012 and total property operating expenses increased $9,760 during the year to date ended June 30, 2016 as a result of these acquisitions.

Straight-line income, net. Straight-line rent income increased $463 in 2016 compared to 2015. This increase is due to purchases of investment properties throughout 2015.

Intangible amortization.  Intangible amortization income decreased $220 in 2016 compared to 2015. The decrease is primarily attributable to changes in intangible assets and liabilities due to recent acquisitions.

General and Administrative expenses.  General and administrative expenses increased $958 in 2016 compared to 2015.  This increase is primarily due to the growth in our real estate portfolio.

Acquisition related costs.  Acquisition related expenses decreased $4,036 in 2016 compared to 2015. The decrease is attributed to fewer acquisitions and adjustments to deferred investment property acquisition obligations in 2016 compared to 2015.  These expenses include acquisition, dead deal and transaction related costs and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

Business management fee. Business management fees increased $2,041 in 2016 compared to 2015. The increase is due to the acquisition of real estate.

Depreciation and Amortization.  Depreciation and amortization increased $17,101 in 2016, as compared to 2015. This increase is due to the acquisition of additional retail properties after January 1, 2015.

Interest Expense.  Interest expense increased $6,748 in 2016 compared to 2015. The increase is primarily due to additional financing of properties after January 1, 2015 and amounts drawn under the Credit Facility.

Interest and other income.  Interest and other income increased $238.  The increase is primarily due to settlement income in 2016.

Equity in earnings (loss) of unconsolidated entity.  Equity in earnings (loss) of unconsolidated entity increased $398 due to the performance of the Captive.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 15, 2016, under the heading “Critical Accounting Policies.” There have been no changes to our critical accounting policies during the six months ended June 30, 2016.

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

We believe our definition of MFFO, a non-U.S. GAAP measure, is consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the “Practice Guideline,” issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of U.S. GAAP net income: acquisition fees and expenses; amounts relating to straight-line rents and amortization of above and below market lease assets and liabilities, accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.

Our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other REITs. We believe that the use of FFO and MFFO provides a more complete understanding of our operating performance to stockholders and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. Neither FFO nor MFFO is intended to be an alternative to “net income” or to “cash flows from operating activities” as determined by U.S. GAAP as a measure of our capacity to pay distributions. Management uses FFO and MFFO to compare our operating performance to that of other REITs and to assess our operating performance.

Our FFO and MFFO for the six months ended June 30, 2016 and 2015 are calculated as follows:

		Six Months Ended June 30,
		2016	2015
		(Dollar amounts in thousands)
	Net loss	$(6,541)	$(4,123)
Add:	Depreciation and amortization related to investment properties	30,716	13,615
	Funds from operations (FFO)	$24,175	$9,492

Add:	Acquisition related costs	834	4,870
Less:	Amortization of acquired market lease intangibles, net	(142)	(408)
	Straight-line income, net	(1,072)	(610)
	Modified funds from operations (MFFO)	$23,795	$13,344

Subsequent Events

(Dollar amounts in thousands, except per share amounts)

Our board of directors declared monthly distributions payable to stockholders of record each day beginning on the close of business on July 1, 2016 through the close of business on September 30, 2016. Through September 30, 2016, distributions were declared in a daily amount equal to $0.001639344 per share, which equates to $0.60 per share per year, based upon a 366-day year.  Distributions were paid monthly in arrears, as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
June 2016	July 2016	$4,298	$2,284	253,230	$2,014
July 2016	August 2016	$4,449	$2,364	262,033	$2,085

We entered into the following financings subsequent to June 30, 2016:

Date	Property	Interest Rate (stated)	Principal Amount	Maturity Date	Swap Rate
7/21/2016	Marketplace at Tech Center	LIBOR + 1.85%	$47,550	8/1/2023	1.297%

Proceeds of the loan were used primarily to repay the short term loan obtained when we purchased the property.

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

As of June 30, 2016, we had outstanding debt of approximately $610.5 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 1.86% to 5.95% per annum. The weighted average interest rate was 3.43%, which includes the effect of interest rate swaps. At June 30, 2016, we had $125.1 million or 20.5% bearing interest at variable rates with a weighted average interest rate equal to 2.37% per annum. We had variable rate debt subject to swap agreements of $306.9 million or 50.3% of our total debt at June 30, 2016. As of June 30, 2016, the weighted average years to maturity for our mortgages payable was approximately 5 years.

If interest rates on all debt which bears interest at variable rates as of June 30, 2016 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by approximately $1.3 million annually. If interest rates on all debt which bears interest at variable rates as of June 30, 2016 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

The following table summarizes our interest rate swap contracts outstanding as of June 30, 2016:

(Dollar amounts in thousands)

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at June 30, 2016
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	$5,525	$(239)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	14,200	(585)
May 23, 2014	May 1, 2015	May 22, 2019	2.00%	8,484	(330)
June 6, 2014	June 1, 2015	May 8, 2019	2.15%	11,684	(498)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	20,725	(898)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	24,352	(864)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	9,561	(373)
December 16, 2014	December 16, 2014	October 21, 2016	1.50%	10,837	(35)
December 16, 2014	December 16, 2014	May 9, 2017	1.13%	10,150	(56)
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(371)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	(2,254)
July 8, 2015	August 1, 2015	May 22, 2019	1.43%	1,426	(32)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(759)
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	(649)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(2,456)
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	(1,023)
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	(1,133)
				$306,938	$(12,555)

(a)	Receive floating rate index based upon 1 month LIBOR. At June 30, 2016, the 1 month LIBOR was 0.47%.

Item 4.  Controls and Procedures

Controls and Procedures

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended June 30, 2016.

We have incurred a net loss on a U.S. GAAP basis for the three and six months ended June 30, 2016 of $2.3 million and $6.5 million, respectively. Our losses can be attributed, in part, to property operating expenses, interest expense, acquisition related expenses and depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of June 30, 2016, we had $125.1 million or 20.5% of our total debt that bore interest at variable rates with a weighted average interest rate of 2.37%.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our Offering and DRP, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment, and is dilutive to our stockholders.

We have not yet generated sufficient cash flow from operations to fund distribution payments. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering and DRP. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, we have paid and will likely continue to pay distributions from the net proceeds of our Offering and DRP. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering and DRP, to pay distributions. There is no assurance we will generate sufficient cash flow from operations to cover distributions. We began declaring distributions to stockholders of record during December 2012. Approximately 35% ($28.4 million) of the distributions paid to stockholders through June 30, 2016, have been paid from the net proceeds of our Offering, which reduces the proceeds available for other purposes. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.

The estimated value per share of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.

On April 7, 2016, we announced an Estimated Per Share NAV of our common stock as of December 31, 2015 equal to $9.02 per share. To assist our board of directors in establishing the Estimated Per Share NAV, we engaged CBRE Capital Advisors, Inc., a Financial Industry Regulatory Authority, Inc. (“FINRA”) registered broker dealer firm that specializes in providing real estate financial services (“CBRE Cap”). As with any methodology used to estimate value, the methodology employed by CBRE Cap is based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated per share net asset value, which could be significantly different from our Estimated Per Share NAV. The Estimated Per Share NAV will fluctuate over time and does not represent: (i) the price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares or (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities.

There is also no assurance that the methodology used to estimate our value per share will be acceptable to broker dealers for customer account purposes or to FINRA or that the Estimated Per Share NAV will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code.

The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants, we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.

We entered into a credit agreement, as amended, with KeyBanc Capital Markets Inc. for a $110 million revolving Credit Facility. The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of five unencumbered properties with an unencumbered pool value of $110 million or above and by a guaranty by certain of our subsidiaries. As of June 30, 2016, we have borrowed $40 million of the $110 million available.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a minimum tangible net worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. These covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our FFO, excluding acquisition expenses, or adjusted FFO, for that period. For the fiscal quarter ended June 30, 2016, distributions did not exceed 95% of our adjusted FFO.

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

Any of our tenants or any guarantor of a tenant’s lease obligations could be subject to a bankruptcy proceeding in pursuit of Title 11 of the bankruptcy laws of the United States.  A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would bar all efforts to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court.  Post-bankruptcy debts would be paid currently.  If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full.  If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim for damages.  If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid.  This claim could be paid only if the funds were available, and then only in the same percentages as that realized on other unsecured claims.

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

Our portfolio includes three shopping centers with Sports Authority stores, which filed for bankruptcy earlier this year. Two of our three Sports Authority leases were rejected on June 30, 2016, and the third one was rejected July 29, 2016. The annualized rent and reimbursements under these leases total approximately $2.2 million. We have been proactive in seeking quality replacement tenants to these spaces.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2012, our Registration Statement on Form S-11 (File No. 333-176775) was declared effective under the Securities Act. From the effective date of the Offering through June 30, 2016, we have paid the following costs in connection with the issuance and distribution of the registered securities:

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

From the effective date of the Offering through June 30, 2016, the net offering proceeds to us from the Offering, after deducting the total expenses incurred described above, were approximately $789.6 million including proceeds from the DRP of $40.6 million. As of June 30, 2016, we had used approximately $691.9 million of these net proceeds to purchase interests in real estate and pay related costs, of which $12.1 million was paid to related parties, approximately $37.2 million for repayment of indebtedness used to purchase interests in real estate, approximately $6.6 million to pay loan origination costs, approximately $28.3 million to pay distributions, $0.1 million to fund our investment in the insurance captive, and approximately $1.1 million to fund our operations. The remaining net proceeds were held as cash at June 30, 2016.

Recent Sales of Unregistered Equity Securities

On June 16, 2016, we issued 3,326 restricted shares and 1,109 restricted share units to our independent directors pursuant to the automatic grant provisions of the RSP. These restricted share and restricted share unit awards become vested in equal installments of 33-1/3% on each of June 16, 2017, 2018 and 2019, with full acceleration of vesting upon our consummation of certain liquidity events as set forth in the RSP and applicable terms of the grant. No sales commissions or other consideration was paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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

The table below outlines the shares we repurchased pursuant to our SRP during the quarter ended June 30, 2016.

(Dollar amounts in thousands, except per share amounts)

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of SRP Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
April 2016	20,608	20,608	$8.78	$181	20,608	4,039,247
May 2016	66,459	66,459	$8.43	$560	66,459	3,972,788
June 2016	94,291	94,291	$8.78	$828	94,291	3,878,497
Total	181,358	181,358	$8.65	$1,569	181,358

(1)	Our SRP was announced on October 18, 2012

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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ JoAnn M. McGuinness
By:	JoAnn M. McGuinness
President and principal executive officer
Date:	August 2, 2016

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer (co-principal financial officer)
Date:	August 2, 2016

/s/ David Z. Lichterman
By:	David Z. Lichterman
Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)
Date:	August 2, 2016

Exhibit Index

Exhibit No.	Description

10.1

Employee and Director Restricted Share Plan of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 17, 2016 (file number 000-55146))

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the Securities and Exchange Commission on August 2, 2016, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.