Form 10-Q
period 2016-09-30
Inland Real Estate Income Trust, Inc.
filed 2016-11-09
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Yes  ☐    No  ☒

As of November 4, 2016, there were 88,169,966 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollar amounts in thousands, except per share amounts)

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Assets:
Investment properties:
Land	$262,210	$247,082
Building and other improvements	969,702	914,355
Total	1,231,912	1,161,437
Less accumulated depreciation	(53,680)	(27,545)
Net investment properties	1,178,232	1,133,892
Cash and cash equivalents	16,302	83,843
Investment in unconsolidated entity	193	—
Accounts and rents receivable	9,814	7,313
Acquired lease intangible assets, net	156,824	164,773
Deferred costs, net	511	238
Other assets	9,306	11,309
Total assets	$1,371,182	$1,401,368

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$607,642	$584,499
Accounts payable and accrued expenses	11,387	13,926
Distributions payable	4,318	4,397
Acquired intangible liabilities, net	64,721	65,194
Deferred investment property acquisition obligations	8,942	18,871
Due to related parties	2,877	8,595
Other liabilities	20,583	15,042
Total liabilities	720,470	710,524

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 87,699,273 and 86,229,018 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	87	86
Additional paid in capital (net of offering costs of $87,059 as of September 30, 2016 and December 31, 2015)	788,229	774,359
Accumulated distributions and net loss	(126,665)	(80,007)
Accumulated other comprehensive loss	(10,939)	(3,594)
Total stockholders’ equity	650,712	690,844
Total liabilities and stockholders’ equity	$1,371,182	$1,401,368

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income:
Rental income	$23,831	$15,531	$69,937	$39,738
Tenant recovery income	6,336	4,171	19,731	9,826
Other property income	736	60	909	152
Total income	30,903	19,762	90,577	49,716

Expenses:
Property operating expenses	5,195	2,635	15,592	7,093
Real estate tax expense	3,576	2,507	10,893	5,801
General and administrative expenses	1,245	914	3,958	2,669
Acquisition related costs	(413)	1,071	421	5,941
Business management fee	2,190	1,361	6,421	3,551
Depreciation and amortization	14,442	9,001	45,158	22,616
Total expenses	26,235	17,489	82,443	47,671

Operating income	4,668	2,273	8,134	2,045

Interest expense	(5,547)	(2,583)	(16,189)	(6,477)
Interest and other income	18	61	360	165
Equity in (loss) earnings of unconsolidated entity	(100)	(13)	193	(118)
Net loss	$(961)	$(262)	$(7,502)	$(4,385)

Net loss per common share, basic and diluted	$(0.01)	$—	$(0.09)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	87,685,402	76,111,571	87,165,085	63,876,871

Comprehensive income (loss):
Net loss	$(961)	$(262)	$(7,502)	$(4,385)
Unrealized gain (loss) on derivatives	519	(3,865)	(10,384)	(5,114)
Reclassification adjustment for amounts included in net loss	1,077	800	3,039	1,707
Comprehensive income (loss)	$635	$(3,327)	$(14,847)	$(7,792)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited, dollar amounts in thousands)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2016	86,229,018	$86	$774,359	$(80,007)	$(3,594)	$690,844

Distributions declared	—	—	—	(39,156)	—	(39,156)
Proceeds from distribution reinvestment plan	2,267,394	2	20,918	—	—	20,920
Shares repurchased	(797,139)	(1)	(7,056)	—	—	(7,057)
Unrealized loss on derivatives	—	—	—	—	(10,384)	(10,384)
Reclassification adjustment for amounts included in net loss	—	—	—	—	3,039	3,039
Equity based compensation	—	—	8	—	—	8
Net loss	—	—	—	(7,502)	—	(7,502)
Balance at September 30, 2016	87,699,273	$87	$788,229	$(126,665)	$(10,939)	$650,712

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,502)	$(4,385)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,158	22,616
Amortization of debt issuance costs and mortgage premiums, net	303	(162)
Amortization of acquired market leases, net	(537)	(510)
Amortization of equity based compensation	8	—
Straight-line income, net	(1,703)	(1,198)
Discount on shares issued to related parties	—	28
Equity in (earnings) loss of unconsolidated entity	(193)	118
Payment of leasing fees	(249)	(106)
Adjustment of contingent earnout liability	(1,643)	(9)
Other non-cash adjustments	(218)	(273)
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,276	2,720
Accounts and rents receivable	(193)	(2,603)
Due to related parties	(5,680)	1,221
Other liabilities	(609)	1,366
Other assets	1,010	301
Net cash flows provided by operating activities	30,228	19,124

Cash flows from investing activities:
Purchase of investment properties	(79,034)	(358,329)
Capital expenditures	(7,696)	(1,625)
Other assets and restricted escrows	164	(2,698)
Net cash flows used in investing activities	(86,566)	(362,652)

Cash flows from financing activities:
Proceeds from offering	—	381,918
Payment of credit facility	(135,000)	—
Proceeds from credit facility	70,000	100,000
Proceeds from mortgages payable	147,957	70,641
Payment of mortgages payable	(58,470)	(112)
Proceeds from the distribution reinvestment plan	20,920	14,116
Shares repurchased	(6,689)	(2,510)
Payment of offering costs	(201)	(39,517)
Distributions paid	(39,235)	(30,059)
Sponsor contribution	—	3,283
Due to related parties	—	(1,630)
Payment of deferred investment property acquisition obligations	(8,838)	(3,061)
Payment of debt issuance costs	(1,647)	(1,881)
Net cash flows (used in) provided by financing activities	(11,203)	491,188

Net (decrease) increase in cash and cash equivalents	(67,541)	147,660
Cash and cash equivalents at beginning of the period	83,843	105,871
Cash and cash equivalents, at end of period	$16,302	$253,531

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$15,128	$86,239
Building and improvements	53,849	280,790
Acquired in place lease intangibles	12,768	45,298
Acquired above market lease intangibles	1,080	11,810
Acquired below market lease intangibles	(3,432)	(17,700)
Other receivables	—	792
Assumption of mortgage debt at acquisition	—	(40,303)
Non-cash mortgage premium	—	(3,430)
Deferred investment property acquisition obligations	—	(1,929)
Assumed liabilities, net	(359)	(3,238)
Purchase of investment properties	$79,034	$358,329

Cash paid for interest	$15,714	$6,923

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$4,318	$3,921

Accrued offering costs payable	$—	$326

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

The Company has qualified and elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2013. As a result, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments and excluding any net capital gain) to its stockholders. The Company will monitor the business and transactions that may potentially impact its REIT status. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal (including any applicable alternative minimum tax) and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

At September 30, 2016, the Company owned 56 retail properties, located in 23 states, and containing 6,345,537 square feet.  At September 30, 2016, the portfolio had a weighted average physical occupancy of 94.7% and economic occupancy of 95.3%. Economic occupancy excludes square footage that the Company owns but which is not occupied by a tenant and which is subject to an earnout component on the original purchase price.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 15, 2016, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2016, except as noted below.

Equity-Based Compensation

On June 16, 2016, the Company’s stockholders approved the Employee and Director Restricted Share Plan (the “RSP”). In accordance with the RSP, restricted shares and restricted share units are issued to non-employee directors as compensation. The Company recognizes expense related to the fair value of equity-based compensation awards as general and administrative expense in the consolidated statements of operations. The Company recognizes expense determined based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period. See Note 10 – "Equity-Based Compensation" for further information.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted ASU No. 2015-03 for the nine months ended September 30, 2016. The unamortized debt issuance costs are now classified within mortgages and credit facility payable, net on the Company’s consolidated balance sheets. The Company applied ASU No. 2015-03 retrospectively to all prior periods presented.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issues addressed in the new guidance include the cash flow classification of: debt prepayment and debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The standard will be effective for fiscal years beginning after December 15, 2017, for public companies. The Company does not believe that ASU No. 2016-15 will have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 supersedes the previous leases standard, Leases (Topic 840). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted but not prior to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has begun to evaluate each of the revenue streams under the new model and the pattern of recognition is not expected to change significantly. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.

NOTE 3 – EQUITY

The Company was authorized to sell up to 150,000,000 shares of common stock at $10.00 each in an initial public “best efforts” offering (the “Offering”) which commenced on October 18, 2012 and concluded on October 16, 2015.  The Company issued 83,835,055 shares of common stock generating gross proceeds of $834,399 from the Offering.  As of September 30, 2016, there were 87,699,273 shares of common stock outstanding including 5,078,369 shares issued through the distribution reinvestment plan (“DRP”), and 1,214,151 shares repurchased through the share repurchase program (“SRP”).

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

Distributions reinvested through the DRP were $20,920 and $14,116 for the nine months ended September 30, 2016 and 2015, respectively.

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

Repurchases through the SRP were $7,057 and $2,510 for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, the Company’s liability related to the SRP was $845 and $477, respectively, recorded in other liabilities on the consolidated balance sheets.

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

During the nine months ended September 30, 2016, the Company acquired, through its wholly owned subsidiaries, the two properties listed above and financed a portion of these acquisitions by borrowing $43,680 in mortgage debt.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The Company recorded a decrease of $413 and incurred $1,071 during the three months ended September 30, 2016 and 2015, respectively, and incurred $421 and $5,941 during the nine months ended September 30, 2016 and 2015, respectively, of acquisition, dead deal and transaction related costs, including changes to initial assumptions related to deferred investment property acquisition obligations (See Note 9 – “Commitments and Contingencies”) that were recorded in acquisition related costs in the consolidated statements of operations and comprehensive income (loss) related to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

For properties acquired during the nine months ended September 30, 2016 the Company recorded revenue of $2,722 and property net income of $272, which excludes expensed acquisition related costs.

The following table presents certain additional information regarding the Company’s acquisitions during the nine months ended September 30, 2016. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Nine Months Ended September 30,
2016
Land	$15,128
Building and improvements	53,849
Acquired lease intangible assets, net	13,848
Acquired intangible liabilities, net	(3,432)
Assumed liabilities, net	(359)
Total (a)	$79,034
(a)

The total for the nine months ended September 30, 2016, includes $1,720 for 4,200 square feet acquired at Oquirrh Mountain Marketplace Phase II and $533 for 1,766 square feet acquired at Park Avenue Shopping Center.

Pro Forma Disclosures

The following condensed pro forma consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 include pro forma adjustments related to the acquisitions and financings during 2016 and 2015. The 2016 and 2015 acquisitions are presented assuming the acquisitions occurred on January 1, 2015 and January 1, 2014, respectively. Acquisition expenses for the three and nine months ended September 30, 2016 of $0 and $1,712, respectively, and for the three and nine months ended September 30, 2015 of $330 and $4,915, respectively, related to each acquisition have been excluded from these pro forma results as they are not expected to have a continuing impact.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pro forma total income	$30,903	$27,986	$92,264	$82,320
Pro forma net (loss) income	$(961)	$(201)	$(5,858)	$2,412
Net (loss) earnings per share (a)	$(0.01)	$—	$(0.07)	$0.03
(a)	Based on number of common shares outstanding as of September 30, 2016.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Intangible assets:
Acquired in place lease value	$159,051	$146,910
Acquired above market lease value	37,054	36,099
Accumulated amortization	(39,281)	(18,236)
Acquired lease intangibles, net	$156,824	$164,773
Intangible liabilities:
Acquired below market lease value	$66,799	$63,529
Above market ground lease	5,169	5,169
Accumulated amortization	(7,247)	(3,504)
Acquired intangible liabilities, net	$64,721	$65,194

As of September 30, 2016, the weighted average amortization periods for acquired in place lease, above market lease intangibles, below market lease intangibles and above market ground leases are 10, 13, 19 and 55 years, respectively.

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

As of September 30, 2016, no amount has been allocated to customer relationship value.

Amortization pertaining to acquired in place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Amortization recorded as amortization expense:	2016	2015	2016	2015
Acquired in place lease value	$5,455	$3,526	$18,430	$8,622
Amortization recorded as a reduction to property operating expense:
Above market ground lease	$(23)	$—	$(70)	$—
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(997)	$(631)	$(3,368)	$(1,413)
Acquired below market leases	1,322	733	3,835	1,923
Net rental income increase	$325	$102	$467	$510

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2016 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases	Above Market Ground Lease
2016 (remainder of year)	$5,177	$973	$(1,152)	$(23)
2017	19,928	3,746	(4,485)	(94)
2018	18,122	3,195	(4,303)	(94)
2019	16,339	2,837	(4,156)	(94)
2020	13,648	2,564	(3,936)	(94)
Thereafter	52,544	17,751	(41,613)	(4,677)
Total	$125,758	$31,066	$(59,645)	$(5,076)

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of September 30, 2016 and December 31, 2015, the Company had the following mortgages and credit facility payable:

	September 30, 2016		December 31, 2015
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate

Fixed rate mortgages payable	$178,369	4.31%	$162,692	4.37%
Variable rate mortgages payable with swap agreements	354,488	3.44%	238,617	3.64%
Variable rate mortgages payable	41,625	2.32%	83,686	2.99%
Mortgages payable	$574,482	3.63%	$484,995	3.77%
Credit facility payable	$35,000	2.08%	$100,000	1.65%
Add: Unamortized mortgage premiums	3,302		3,971
Less: Unamortized debt issuance costs	(5,142)		(4,467)
Total debt	$607,642		$584,499

The Company’s indebtedness bore interest at a weighted average interest rate of 3.54% per annum at September 30, 2016, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $609,482 and $584,995 as of September 30, 2016 and December 31, 2015, respectively, and its estimated fair value was $612,280 and $587,437 as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, scheduled principal payments and maturities on the Company’s debt were as follows:

	September 30, 2016
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2016 (remainder of the year)	$24	$—	$—	$24
2017	239	6,271	—	6,510
2018	205	15,260	—	15,465
2019	215	150,072	35,000	185,287
2020	897	—	—	897
Thereafter	3,108	398,191	—	401,299
Total	$4,688	$569,794	$35,000	$609,482

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Credit Facility Payable

On September 30, 2015, the Company entered into a credit agreement (“Credit Facility”) with KeyBanc Capital Markets Inc. for a $100,000 revolving Credit Facility. On January 21, 2016, the Company amended its Credit Facility to, among other matters, increase the aggregate commitment under the Credit Facility by $10,000 to $110,000. At September 30, 2016, available borrowings under the Credit Facility were $75,000. The Company has an accordion feature to increase available borrowings up to $400,000, subject to certain conditions.  The Credit Facility matures on September 30, 2019.  The Company has a one year extension option which it may exercise as long as there is no existing default, it is in compliance with all covenants and it pays an extension fee equal to 0.15% of the commitment amount being extended, as defined. The Company is in compliance with all financial covenants related to the Credit Facility.

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios. As of September 30, 2016, the Company was current on all of the payments and other loan covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of September 30, 2016, the weighted average years to maturity for the Company’s mortgages payable was approximately 5.5 years.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap.

The following table summarizes the Company’s interest rate swap contracts outstanding as of September 30, 2016.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at September 30, 2016
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	$5,525	$(190)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	14,200	(463)
May 23, 2014	May 1, 2015	May 22, 2019	2.00%	8,484	(258)
June 6, 2014	June 1, 2015	May 8, 2019	2.15%	11,684	(397)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	20,725	(715)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	24,352	(665)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	9,561	(292)
December 16, 2014	December 16, 2014	October 21, 2016 (b)	1.50%	10,837	(6)
December 16, 2014	December 16, 2014	May 9, 2017	1.13%	10,150	(31)
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(317)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	(1,860)
July 8, 2015	August 1, 2015	May 22, 2019	1.43%	1,426	(22)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(649)
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	(548)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(2,278)
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	(732)
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	(875)
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	(560)
August 29, 2016	October 21, 2016 (b)	December 15, 2019	1.07%	—	(63)
				$354,488	$(10,921)

(a)   Receive floating rate index based upon 1 month LIBOR. At September 30, 2016, the 1 month LIBOR was 0.53%.

(b)	On August 29, 2016 the Company entered into a new interest rate swap contract for the same notional amount effective upon expiration of the existing contract.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.

	September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap agreements	Other liabilities	$10,921	Other liabilities	$3,791

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of comprehensive income (loss).  The ineffective portion of the change in fair value, if any, is recognized directly in earnings. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2016	2015
Effective portion of derivative	$519	$(3,865)	$(10,384)	$(5,114)
Reclassification adjustment for amounts included in net loss (effective portion)	$1,077	$800	$3,039	$1,707
Ineffective portion of derivative	$38	$—	$215	$2

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2016	2015	2016	2015
Ineffective portion of derivative	$—	$98	$—	$269

The amount that is expected to be reclassified from accumulated other comprehensive loss into income in the next twelve months is approximately $3,548.

NOTE 7 – DISTRIBUTIONS

The Company currently pays distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.0016439344 per share, which equates to $0.60 per share per year, based upon a 366-day year.  The table below presents the distributions paid and declared for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Distributions paid	$13,207	$11,027	$39,235	$30,059
Distributions declared	$13,227	$11,509	$39,156	$31,955

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss in the three and nine months ended September 30, 2016, 2,669 shares were excluded from the computation of diluted EPS, because they would have been antidilutive.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation (“Earnout liability”). The maximum potential earnout payment was $13,133 at September 30, 2016.

The table below presents the change in the Company’s Earnout liability for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
Earnout liability-beginning of period	$18,871	$3,646
Increases:
Acquisitions	—	1,929
Amortization expense	551	57
Decreases:
Earnout payments	(9,067)	(3,095)
Other:
Adjustments to acquisition related costs	(1,413)	25
Earnout liability – end of period	$8,942	$2,562

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

Under the RSP, restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares and restricted share units are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares and restricted share units are amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $6 and $8, in the aggregate, for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, the Company had $32 of unrecognized compensation cost related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to non-vested restricted shares and restricted share units will be recognized is 1.76 years.

Summary tables of the status of the restricted shares are presented below:

	Restricted Shares	Restricted Share Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2016	—	—	$—	$—
Granted	3,326	1,109	40	40
Vested	—	—	—	—
Converted	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2016	3,326	1,109	$40	$40

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, retail real estate, for the nine months ended September 30, 2016 and 2015.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The Company is a member of a limited liability company formed as an insurance association captive (“Captive”), which is owned by the Company, IRC Retail Centers LLC (“IRC”), InvenTrust Properties Corp. (“InvenTrust”) and Retail Properties of America, Inc. (“RPAI”). The Company recorded its investment in investment in unconsolidated entity in the accompanying consolidated balance sheets. The Company’s share of net income from its investment is based on the ratio of each member’s premium contribution to the venture. The Company was allocated a loss of $100 and income of $193 for the three months and nine months ended September 30, 2016, respectively, and a loss of $13 and $118 for the three months and nine months ended September 30, 2015, respectively.

On February 29, 2016, the Captive was notified by IRC of its intent to dissociate and on March 30, 2016 terminated its participation. Previously, InvenTrust and RPAI terminated their future participation effective December 1, 2015 and December 1, 2014, respectively. Based upon this notice and regulatory requirements, the Captive terminated its operations in accordance with the applicable rules and regulations for an insurance association captive. As a result, the Company obtained separate property and general liability insurance once the Captive was unable to provide the Company coverage. The Captive submitted a formal plan to the state insurance regulator to wind up its business affairs.  As part of the approved plan, the Company’s exposure for potential claims would be commuted, as of a certain date, to the respective insurance carriers, a majority of which has been executed and approved by the insurance regulator. This would result in the elimination of a majority of any future financial exposure related to losses for the periods covered by the Captive. As of September 30, 2016, the insurance regulator approved the Captive commutation plan of certain policies back to the respective insurance carriers.  The Captive continues to work with its members with the goal of concluding its affairs as soon as possible. However, there can be no assurance the remaining commutation plan will be approved by the insurance regulator and subsequently all existing and potential future claims will be commuted to the respective insurance carriers. As of the date of this report, the Company is unable to determine if it will be liable for any proportional cost associated with the termination of the Captive.

The Company owns 1,000 shares of common stock in The Inland Real Estate Group of Companies, Inc. with a recorded value of $1 at September 30, 2016 and December 31, 2015. This amount is included in other assets in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2016 and 2015. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid amounts as of
		2016	2015	2016	2015	September 30, 2016	December 31, 2015
General and administrative reimbursements	(a)	$633	$368	$1,406	$937	$464	$287
Affiliate share purchase discounts	(b)	—	4	—	28	—	—
Total general and administrative expenses		$633	$372	$1,406	$965	$464	$287

Acquisition related costs		$49	$290	$251	$1,047	$78	$165
Acquisition fees		—	302	1,327	3,570	—	6,010
Total acquisition costs and fees	(c)	$49	$592	$1,578	$4,617	$78	$6,175

Real estate management fees		$1,179	$669	3,355	1,801	$—	$—
Construction management fees		46	51	78	70	45	80
Leasing fees		65	—	144	—	100	40
Total real estate management related costs	(d)	$1,290	$720	$3,577	$1,871	$145	$120

Offering costs	(e)	$—	$9,240	$—	$37,145	$—	$63
Business management fees	(f)	$2,190	$1,361	$6,421	$3,551	$2,190	$1,950
Sponsor contribution	(g)	$—	$—	$—	$3,283	$—	$—

(a)

The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses incurred by the Business Manager or its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(b)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enabled the related parties to purchase shares of common stock at $9.00 per share in the Offering. The Company sold 28,061 shares to related parties during the nine months ended September 30, 2015.

(c)

The Company pays the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired.  The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets.  Such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive income (loss).  Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.  For the nine months ended September 30, 2015, the Business Manager permanently waived acquisition fees of $2,510.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

(d)

For each property that is managed by Inland National Real Estate Services, LLC or Inland Commercial Real Estate Services LLC (collectively, the “Real Estate Managers”), the Company pays a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. Each Real Estate Manager determines, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by one of the Real Estate Managers or its affiliates, the Company pays the Real Estate Manager a separate leasing fee. Further, in the event that the Company engages its Real Estate Managers to provide construction management services for a property, the Company pays a separate construction management fee.  Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements in the accompanying consolidated balance sheets. The Company also reimburses each Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Managers and their affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of any of the Real Estate Managers or the Company.  Real estate management fees and reimbursable expenses are included in property operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

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

(g)

During the nine months ended September 30, 2015, the Sponsor contributed $3,283 to the Company.  The Sponsor has not received, and will not receive, any additional shares of the Company’s common stock for making this contribution.  There is no assurance that the Sponsor will continue to contribute any additional monies.

NOTE 13 – OPERATING LEASES

Minimum lease payments to be received under operating leases, including ground leases, as of September 30, 2016 for the years indicated are as follows:

Minimum Lease Payments
2016 (remainder of year)	$21,991
2017	85,715
2018	78,925
2019	71,336
2020	65,201
Thereafter	322,216
Total	$645,384

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

Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all costs and expenses are paid directly by the tenant rather than the landlord, the costs and expenses are not included in the consolidated statements of operations and comprehensive income (loss). Under leases where all costs and expenses are paid by the Company, subject to reimbursement by the tenant, the costs and expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and comprehensive income (loss).

NOTE 14 – SUBSEQUENT EVENTS

The Company’s board of directors declared monthly distributions payable to stockholders of record each day beginning on the close of business on October 1, 2016 through the close of business on December 31, 2016. Through December 31, 2016 distributions were declared in a daily amount equal to $0.001639344 per share, which equates to $0.60 per share per year, based upon a 366-day year. Distributions were paid monthly in arrears as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
September 2016	October 2016	$4,318	$2,281	252,922	$2,037
October 2016	November 2016	$4,469	$2,359	261,556	$2,110

Effective November 9, 2016, the Company adopted the Inland Real Estate Income Trust, Inc. Director Deferred Compensation Plan (the “Director Deferred Compensation Plan”) approved by the board of directors that provides a deferred compensation arrangement to the Company’s independent directors and their beneficiaries. Pursuant to the Director Deferred Compensation Plan, the Company’s independent directors will have the opportunity in 2016 to make deferral elections with respect to their compensation for 2017 and future years.

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
•

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid distributions from the net proceeds of our “best efforts” offering (the “Offering”) and our distribution reinvestment plan (“DRP”), and may continue to pay distributions from the proceeds of our DRP, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders;

•	We have incurred net losses on a U.S. GAAP basis for the three and nine months ended September 30, 2016 and 2015 and for the year ended December 31, 2015;
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
•

Inland Real Estate Investment Corporation (our “Sponsor”) may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager (as defined below) and our real estate managers;

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

The following discussion and analysis relates to the three and nine months ended September 30, 2016 and 2015 and as of September 30, 2016 and December 31, 2015. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are principally engaged in owning retail properties throughout the United States. At September 30, 2016, we had total assets of approximately $1.4 billion and owned 56 properties located in 23 states containing approximately 6.3 million square feet.  A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. The portfolio properties generally have occupancy rates above 90% with staggered lease maturity dates and anchor tenants with strong credit ratings.

We were formed as a Maryland corporation on August 24, 2011 and elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the year ended December 31, 2013.  We are managed by our business manager, IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager.”

We concluded our Offering in October 2015. Using available resources, including the DRP and additional financing proceeds, our team is committed to identifying acquisition opportunities that meet our investment strategy and that offer growth potential for our stockholders, namely quality, necessity-based retail centers in markets with projected rent growth. Based upon the growth of our portfolio over the past several years, we anticipate overall property operating performance to continue to increase in 2016 due to the increased number of retail properties owned and future acquisitions.

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

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of September 30, 2016
Number of properties	56
Purchase price	$1,337,827
Total square footage	6,345,537
Weighted average physical occupancy	94.7%
Weighted average economic occupancy	95.3%
Weighted average remaining lease term (years)	7.0

The table below presents information for each of our investment properties as of September 30, 2016.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Principal Balance	Interest Rate
Dollar General (12 properties)	Various	111,890	100.0%	100.0%	$7,447	4.33%
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons	Olive Branch, MS	159,258	100.0%	100.0%	15,260	2.43%
Park Avenue	Little Rock, AR	79,131	76.8%	100.0%	11,684	3.90%
North Hills Square	Coral Springs, FL	63,829	98.1%	98.1%	5,525	4.02%
Mansfield Shopping Center	Mansfield, TX	148,529	69.4%	69.4%	14,200	3.90%
Lakeside Crossing	Lynchburg, VA	67,034	91.7%	91.7%	9,910	3.87%
MidTowne Shopping Center	Little Rock, AR	126,288	92.9%	92.9%	20,725	4.06%
Dogwood Festival	Flowood, MS	187,610	93.0%	93.0%	24,352	3.60%
Pick N Save Center	West Bend, WI	86,800	92.9%	92.9%	9,561	3.54%
Harris Plaza (a)	Layton, UT	123,890	90.2%	90.2%	—	—
Dixie Valley	Louisville, KY	119,981	92.4%	92.4%	6,798	3.47%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,220	92.2%	92.2%	—	—
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,606	95.3%	95.3%	15,591	2.29%
Harvest Square	Harvest, AL	70,590	91.2%	91.2%	6,800	4.65%
Heritage Square	Conyers, GA	22,385	87.2%	87.2%	4,460	5.10%
The Shoppes at Branson Hills	Branson, MO	256,329	95.3%	95.3%	26,617	3.38%
Branson Hills Plaza	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza	Neenah, WI	171,121	98.1%	98.1%	10,836	3.35%
Shoppes at Lake Park (a)	West Valley City, UT	52,997	100.0%	100.0%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	97.5%	99.1%	13,100	3.24%
Eastside Junction	Athens, AL	79,700	85.7%	85.7%	6,270	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.7%	98.7%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	100.0%	100.0%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	98.9%	98.9%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	42.8%	42.8%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	60.4%	60.4%	4,650	5.30%
Whispering Ridge (a)	Omaha, NE	69,676	100.0%	100.0%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	92.4%	92.4%	—	—
White City	Shrewsbury, MA	257,080	98.7%	98.7%	49,400	3.24%
Treasure Valley (a)	Nampa, ID	133,292	100.0%	100.0%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	90.2%	90.2%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.5%	98.5%	13,700	3.30%
2727 Iowa Street (a)	Lawrence, KS	85,044	100.0%	100.0%	—	—
Settlers Ridge	Pittsburgh, PA	473,821	100.0%	100.0%	76,533	3.70%
Milford Marketplace	Milford, CT	112,257	96.4%	96.4%	18,727	4.02%
Marketplace at El Paseo	Fresno, CA	224,683	95.3%	96.0%	38,000	2.95%
Blossom Valley Plaza (a)	Turlock, CA	111,435	98.6%	98.6%	—	—
The Village at Burlington Creek	Kansas City, MO	158,023	91.6%	91.6%	17,723	4.25%
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	94.5%	94.5%	—	—
Marketplace at Tech Center	Newport News, VA	210,585	91.2%	99.3%	47,550	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,662	94.6%	94.6%	43,680	3.17%
Oquirrh Mountain Marketplace Phase II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Portfolio total		6,345,537	94.7%	95.3%	$574,482	(b) 3.63%

(a)	Property is pledged as collateral under our credit agreement with KeyBanc Capital Markets Inc. (the “Credit Facility”).
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in place as of September 30, 2016.

Tenant Name	Number of Leases	Annualized Base Rent ($)	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot($)	Square Footage	Percent of Total Portfolio Square Footage
Dicks Sporting Goods, Inc	6	$3,511	3.9%	$12.72	276,038	4.4%
The Kroger Co	3	2,959	3.3%	14.74	200,737	3.2%
TJ Maxx/HomeGoods/Marshalls	12	2,864	3.2%	9.51	301,253	4.7%
Petsmart	9	2,555	2.8%	14.69	173,977	2.7%
Ulta Salon, Cosmetics & Fragrance	10	2,196	2.4%	21.06	104,276	1.6%
Albertsons/Jewel/Shaws	2	2,115	2.3%	16.54	127,892	2.0%
Ross Dress for Less, Inc	8	2,080	2.3%	10.05	207,077	3.3%
Kohl's Department Stores	4	1,889	2.1%	5.68	332,461	5.2%
LA Fitness (Fitness International)	2	1,810	2.0%	20.20	89,600	1.4%
Giant Eagle	1	1,805	2.0%	13.96	129,340	2.0%
Top ten tenants	57	$23,784	26.3%	$12.24	1,942,651	30.5%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in place at September 30, 2016.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,396,223	23.2%	11.7%
Grocery	902,739	15.0%	14.4%
Lifestyle, Health Clubs, Books & Phones	761,870	12.6%	15.2%
Home Goods	739,758	12.3%	7.6%
Restaurant	531,265	8.8%	16.0%
Apparel & Accessories	485,946	8.1%	11.4%
Sporting Goods	344,950	5.7%	5.3%
Consumer Services, Salons, Cleaners, Banks	267,672	4.4%	7.4%
Pet Supplies	267,533	4.4%	4.6%
Health, Doctors & Health Foods	144,147	2.4%	4.3%
Other	189,353	3.1%	2.1%
Total	6,031,456	100.0%	100.0%

The following table sets forth a summary, as of September 30, 2016, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	53%	8.5
Junior Box	5,000-9,999	15%	6.4
Small Shop	Less than 5,000	32%	4.8
Total		100%	7.0

Lease Expirations

The following table sets forth a summary, as of September 30, 2016, of lease expirations scheduled to occur during the remainder of 2016 and each of the calendar years from 2017 to 2025 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to September 30, 2016. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $17.95 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases (a)	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2016 (including month-to-month)	24	98,969	1.6%	$1,246	1.3%	$12.59
2017	62	236,875	3.9%	4,982	5.2%	21.03
2018	87	439,064	7.3%	7,635	8.0%	17.39
2019	76	515,480	8.5%	7,812	8.2%	15.16
2020	97	477,999	7.9%	8,138	8.6%	17.03
2021	74	311,628	5.2%	6,769	7.1%	21.72
2022	39	376,325	6.2%	6,844	7.2%	18.19
2023	46	436,611	7.2%	6,386	6.7%	14.63
2024	47	419,876	7.0%	8,861	9.3%	21.10
2025	69	605,911	10.0%	12,350	13.0%	20.38
Thereafter	82	2,112,718	35.2%	24,150	25.4%	11.43
Leased Total	703	6,031,456	100.0%	$95,173	100.0%	$15.78

(a)	Represents the base rent in place for the applicable property at the time of the lease expiration.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds is to acquire real estate assets, to pay operating expenses, to pay interest on our outstanding indebtedness, to pay distributions to our stockholders and to fund our share repurchase program (“SRP”). The SRP is designed to provide existing stockholders with limited interim liquidity by enabling them to sell shares back to us subject to certain restrictions. For the nine months ended September 30, 2016 and 2015, we paid $6.7 million and $2.5 million, respectively, under our SRP which was funded by our DRP. On April 7, 2016, we reported an estimated per share net asset value (“Estimated Per Share NAV”) of $9.02. Pursuant to the SRP, we may repurchase shares at prices ranging from 92.5% of the “share price” for stockholders who have owned shares for at least one year to 100% of the “share price” for stockholders who have owned shares for at least four years. For repurchases sought upon a stockholder’s death or qualifying disability, we may repurchase shares at a price equal to 100% of the “share price”. As used in the SRP, “share price” means: (1) prior to the date we report an estimated value of our shares, the offering price of our shares in our Offering (unless the shares were purchased at a discount from that price, and then that purchase price), reduced by any distributions of net sale proceeds that we designate as constituting a return of capital; and (2) on and after such date as we report an estimated value of our shares, the lesser of: (A) the share price determined in (1); or (B) the most recently disclosed estimated value per share. Accordingly, under the SRP, beginning with repurchases after April 7, 2016, and until we announce a new Estimated Per Share NAV, the “share price” will be equal to $9.02 per share.

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

We entered into a credit agreement, as amended, with KeyBanc Capital Markets Inc. for a $110 million revolving Credit Facility. The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of five unencumbered properties with an unencumbered pool value of $110 million or above and by a guaranty by certain of our subsidiaries. As of September 30, 2016, we had borrowed $35 million of the $110 million available.

As of September 30, 2016, we had total debt outstanding of approximately $609.5 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.54% per annum.  As of September 30, 2016 and December 31, 2015, our borrowings were 46% and 47%, respectively, of the purchase price of our properties. The following is a summary of our debt maturities by year. (Dollar amounts in thousands)

Scheduled Principal Payments and Maturities by Year	Total
2016 (remainder of year)	$24
2017	6,510
2018	15,465
2019	185,287
2020	897
Thereafter	401,299
Total	$609,482

Cash Flow Analysis

	Nine Months Ended September 30,
	2016	2015
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$30,228	$19,124
Net cash flows used in investing activities	$(86,566)	$(362,652)
Net cash flows (used in) provided by financing activities	$(11,203)	$491,188

Cash provided by operating activities increased $11.1 million to $30.2 million during the nine months ended September 30, 2016 from $19.1 million during the nine months ended September 30, 2015. The increase is due to the acquisition of 9 properties in our real estate portfolio and the timing of our receivables and payables.

Cash used in investing activities decreased $276.1 million to $86.6 million during the nine months ended September 30, 2016 from $362.7 million during the nine months ended September 30, 2015.  The decrease was primarily attributable to:

•	$279.3 million decrease in purchase of investment properties and
•	$2.9 million decrease in other assets and restricted escrows, partially offset with an increase in capital expenditures of $6.1 million.

Cash used in financing activities decreased to $11.2 million during the nine months ended September 30, 2016 from cash provided by financing activities of $491.2 million during the nine months ended September 30, 2015.  The decrease was primarily attributable to:

•

$381.9 million decrease in offering proceeds due to the conclusion of our Offering in October 2015, an increase in distributions paid of $9.1 million and an increase in the number of shares repurchased of $4.2 million,

•	$135 million increase in payments to reduce our Credit Facility payable and a decrease in proceeds of $30 million,
•	$77.4 million increase in proceeds from mortgages payable, partially offset by $58.4 million increase in payments,
•	$3.3 million decrease in Sponsor contributions,
•	$5.7 million increase in payments associated with deferred investment property acquisition obligations (earnout liability),
•	$39.3 million decrease in payment of offering costs,
•	$1.6 million decrease in payments to related parties,
•	$6.8 million increase in proceeds from the DRP and
•	$0.1 million decrease in payment of debt issuance costs.

A summary of the distributions declared, distributions paid and cash flows provided by operations for the nine months ended September 30, 2016 and 2015 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid
Nine Months Ended September 30,	Distributions Declared	Distributions Declared Per Share (1) (2)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Net Offering Proceeds (3) (4)
2016	$39,156	$0.45	$18,315	$20,920	$39,235	$30,228	$—
2015	$31,955	$0.50	$15,943	$14,116	$30,059	$19,124	$342,401

(1)	Per share amounts are based on weighted average number of common shares outstanding.
(2)

On February 19, 2015, our Sponsor contributed $3,283 to our capital which we paid as a special distribution to stockholders of record as of January 30, 2015.  For U.S. GAAP purposes, these monies were treated as a contribution of capital from our Sponsor, although our Sponsor has not received, and will not receive, any additional shares of our common stock for this contribution.  We treated this contribution as taxable income to us.

(3)

For the nine months ended September 30, 2016 and 2015, respectively, distributions of $9,007 and $10,935 were paid from the cumulative net proceeds from our Offering and DRP and the remaining distributions were paid with cash flow from operations.

(4)	The Offering commenced on October 18, 2012 and concluded on October 16, 2015.

Results of Operations

The following discussions are based on our consolidated financial statements for the three and nine months ended September 30, 2016 and 2015. Dollar amounts are stated in thousands.

These sections describe and compare our results of operations for the three and nine months ended September 30, 2016 and 2015. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our “same store” properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended September 30, 2016 and 2015

A total of 46 investment properties were acquired on or before July 1, 2015 and represent our “same store” properties during the three months ended September 30, 2016 and 2015.  “Non-same store,” as reflected in the table below, consists of properties acquired after July 1, 2015. For the three months ended September 30, 2016, 10 properties constituted non-same store properties and for the three months ended September 30, 2015, 1 property is considered a non-same store property. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the three months ended September 30, 2016 and 2015, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non Same Store
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change	2016	2015	Change
Rental income	$22,735	$14,840	$7,895	$14,619	$14,795	$(176)	$8,116	$45	$8,071
Tenant recovery income	6,286	4,185	2,101	3,370	4,166	(796)	2,916	19	2,897
Other property income	736	46	690	723	46	677	13	—	13
Total income	$29,757	$19,071	$10,686	$18,712	$19,007	$(295)	$11,045	$64	$10,981

Property operating expenses	$5,028	$2,635	$2,393	$2,804	$2,635	$169	$2,224	$—	$2,224
Real estate tax expense	3,576	2,507	1,069	2,230	2,489	(259)	1,346	18	1,328
Total property operating expenses	$8,604	$5,142	$3,462	$5,034	$5,124	$(90)	$3,570	$18	$3,552

Property net operating income	$21,153	$13,929	$7,224	$13,678	$13,883	$(205)	$7,475	$46	$7,429

Straight-line income, net	$631	$589	$42
Intangible amortization	348	102	246
General and administrative expenses	(1,245)	(914)	(331)
Acquisition related costs	413	(1,071)	1,484
Business management fee	(2,190)	(1,361)	(829)
Depreciation and amortization	(14,442)	(9,001)	(5,441)
Interest expense	(5,547)	(2,583)	(2,964)
Interest and other income	18	61	(43)
Equity in loss of unconsolidated entity	(100)	(13)	(87)
Net loss	$(961)	$(262)	$(699)

Net loss.  Net loss was $961 and $262 for the three months ended September 30, 2016 and 2015, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended September 30, 2016, with the results of the same investment properties owned during the three months ended September 30, 2015, property net operating income decreased $205, total property income decreased $295, and total property operating expenses including real estate tax expense decreased $90.

The decrease in “same store” total property income is primarily due to a decrease in occupancy and associated tenant recovery income at certain properties.

The decrease in “same store” total property operating expenses is primarily due to a net decrease in real estate tax expense during 2016 as compared to 2015.

“Non-same store” total property net operating income increased $7,429 during 2016 as compared to 2015. The increase is a result of acquiring 10 additional retail properties after July 1, 2015. On a “non-same store” basis, total property income increased $10,981 and total property operating expenses increased $3,552 during the three months ended September 30, 2016 as a result of these acquisitions.

Straight-line income, net. Straight-line rent income increased $42 in 2016 compared to 2015. This increase is due to the acquisition of additional investment properties in 2015 and 2016.

Intangible amortization.  Intangible amortization income increased $246 in 2016 compared to 2015. The increase is primarily attributable to changes in intangible assets and liabilities due to acquisitions in 2015 and 2016.

General and Administrative expenses.  General and administrative expenses increased $331 in 2016 compared to 2015.  This increase is primarily due to the growth in our real estate portfolio.

Acquisition related costs.  Acquisition related expenses decreased $1,484 in 2016 compared to 2015. The decrease is attributed to fewer acquisitions in 2016 and adjustments in deferred investment property acquisition obligations. These expenses include acquisition, dead deal and transaction related costs and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

Business management fee. Business management fees increased $829 in 2016 compared to 2015. The increase is due to the acquisition of real estate properties.

Depreciation and Amortization.  Depreciation and amortization increased $5,441 in 2016, as compared to 2015. This increase is due to the acquisition of retail properties after July 1, 2015.

Interest Expense.  Interest expense increased $2,964 in 2016 compared to 2015. The increase is primarily due to additional financing of properties after July 1, 2015 and amounts drawn under the Credit Facility.

Interest and other income.  Interest and other income decreased $43.  The decrease is primarily due to lower interest earned as a result of lower cash balances in 2016 compared to 2015.

Equity in loss of unconsolidated entity.  Equity in loss of unconsolidated entity increased $87 due to the performance of the Captive.

Comparison of the nine months ended September 30, 2016 and 2015

A total of 31 investment properties were acquired on or before January 1, 2015 and represent our “same store” properties during the nine months ended September 30, 2016 and 2015.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2015. For the nine months ended September 30, 2016, 25 properties constituted non-same store properties and for the nine months ended September 30, 2015, 16 properties are considered non-same store properties. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the nine months ended September 30, 2016 and 2015, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non Same Store
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change	2016	2015	Change
Rental income	$67,310	$38,031	$29,279	$24,325	$24,595	$(270)	$42,985	$13,436	$29,549
Tenant recovery income	19,583	9,868	9,715	6,194	6,161	33	13,389	3,707	9,682
Other property income	909	109	800	775	90	685	134	19	115
Total income	$87,802	$48,008	$39,794	$31,294	$30,846	$448	$56,508	$17,162	$39,346

Property operating expenses	$15,057	$7,093	$7,964	$4,682	$5,007	$(325)	$10,375	$2,086	$8,289
Real estate tax expense	10,893	5,801	5,092	3,681	3,323	358	7,212	2,478	4,734
Total property operating expenses	$25,950	$12,894	$13,056	$8,363	$8,330	$33	$17,587	$4,564	$13,023

Property net operating income	$61,852	$35,114	$26,738	$22,931	$22,516	$415	$38,921	$12,598	$26,323

Straight-line income, net	$1,703	$1,198	$505
Intangible amortization	537	510	27
General and administrative expenses	(3,958)	(2,669)	(1,289)
Acquisition related costs	(421)	(5,941)	5,520
Business management fee	(6,421)	(3,551)	(2,870)
Depreciation and amortization	(45,158)	(22,616)	(22,542)
Interest expense	(16,189)	(6,477)	(9,712)
Interest and other income	360	165	195
Equity in earnings (loss) of unconsolidated entity	193	(118)	311
Net loss	$(7,502)	$(4,385)	$(3,117)

Net loss.  Net loss was $7,502 and $4,385 for the nine months ended September 30, 2016 and 2015, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the full nine months ended September 30, 2016, with the results of the same investment properties owned during the full nine months ended September 30, 2015, property net operating income increased $415, total property income increased $448, and total property operating expenses including real estate tax expense increased $33.

The decrease in “same store” rental income is due to a decrease in occupancy in 2016 compared to 2015.  The increase in other property income is primarily due to termination fee income collected in 2016. Additionally, tenant recovery income increased as a result of real estate tax expense increasing over this same period.

The increase in “same store” total property operating expenses is primarily due to an increase in real estate tax expense during 2016 as compared to 2015.

“Non-same store” total property net operating income increased $26,323 during 2016 as compared to 2015. The increase is a result of acquiring additional retail properties after January 1, 2015. On a “non-same store” basis, total property income increased $39,346 and total property operating expenses increased $13,023 during the year to date ended September 30, 2016 as a result of these acquisitions.

Straight-line income, net. Straight-line rent income increased $505 in 2016 compared to 2015. This increase is due to purchases of investment properties in 2015 and 2016.

Intangible amortization.  Intangible amortization income increased $27 in 2016 compared to 2015. The increase is primarily attributable to changes in intangible assets and liabilities due to acquisitions in 2016.

General and Administrative expenses.  General and administrative expenses increased $1,289 in 2016 compared to 2015.  This increase is primarily due to the growth in our real estate portfolio.

Acquisition related costs.  Acquisition related expenses decreased $5,520 in 2016 compared to 2015. The decrease is attributed to fewer acquisitions in 2016 and adjustments to deferred investment property acquisition obligations in 2016 compared to 2015.  These expenses include acquisition, dead deal and transaction related costs and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

Business management fee. Business management fees increased $2,870 in 2016 compared to 2015. The increase is due to the acquisition of real estate properties.

Depreciation and Amortization.  Depreciation and amortization increased $22,542 in 2016, as compared to 2015. This increase is due to the acquisition of additional retail properties after January 1, 2015.

Interest Expense.  Interest expense increased $9,712 in 2016 compared to 2015. The increase is primarily due to additional financing of properties after January 1, 2015 and amounts drawn under the Credit Facility.

Interest and other income.  Interest and other income increased $195.  The increase is primarily due to settlement income in 2016.

Equity in earnings (loss) of unconsolidated entity.  Income of equity in earnings (loss) of unconsolidated entity increased $311 due to the performance of the Captive.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 15, 2016, under the heading “Critical Accounting Policies.” There have been no changes to our critical accounting policies during the nine months ended September 30, 2016.

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

Our FFO and MFFO for the nine months ended September 30, 2016 and 2015 are calculated as follows:

		Nine Months Ended September 30,
		2016	2015
		(Dollar amounts in thousands)
	Net loss	$(7,502)	$(4,385)
Add:	Depreciation and amortization related to investment properties	45,158	22,616
	Funds from operations (FFO)	$37,656	$18,231

Add:	Acquisition related costs	421	5,941
Less:	Amortization of acquired market lease intangibles, net	(537)	(510)
	Straight-line income, net	(1,703)	(1,198)
	Modified funds from operations (MFFO)	$35,837	$22,464

Subsequent Events

(Dollar amounts in thousands, except per share amounts)

Our board of directors declared monthly distributions payable to stockholders of record each day beginning on the close of business on October 1, 2016 through the close of business on December 31, 2016. Through December 31, 2016, distributions were declared in a daily amount equal to $0.001639344 per share, which equates to $0.60 per share per year, based upon a 366-day year.  Distributions were paid monthly in arrears, as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
September 2016	October 2016	$4,318	$2,281	252,922	$2,037
October 2016	November 2016	$4,469	$2,359	261,556	$2,110

Effective November 9, 2016, we adopted the Inland Real Estate Income Trust, Inc. Director Deferred Compensation Plan (the “Director Deferred Compensation Plan”) approved by our board of directors that provides a deferred compensation arrangement to our independent directors and their beneficiaries. Pursuant to the Director Deferred Compensation Plan, our independent directors will have the opportunity in 2016 to make deferral elections with respect to their compensation for 2017 and future years.

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

As of September 30, 2016, we had outstanding debt of approximately $609.5 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 2.08% to 5.95% per annum. The weighted average interest rate was 3.54%, which includes the effect of interest rate swaps. At September 30, 2016, we had $76.6 million or 12.6% bearing interest at variable rates with a weighted average interest rate equal to 2.21% per annum. We had variable rate debt subject to swap agreements of $354.5 million or 58.1% of our total debt at September 30, 2016. As of September 30, 2016, the weighted average years to maturity for our mortgages payable was approximately 5.5 years.

If interest rates on all debt which bears interest at variable rates as of September 30, 2016 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by approximately $0.8 million annually. If interest rates on all debt which bears interest at variable rates as of September 30, 2016 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

The following table summarizes our interest rate swap contracts outstanding as of September 30, 2016:

(Dollar amounts in thousands)

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at September 30, 2016
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	$5,525	$(190)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	14,200	(463)
May 23, 2014	May 1, 2015	May 22, 2019	2.00%	8,484	(258)
June 6, 2014	June 1, 2015	May 8, 2019	2.15%	11,684	(397)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	20,725	(715)
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	24,352	(665)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	9,561	(292)
December 16, 2014	December 16, 2014	October 21, 2016 (b)	1.50%	10,837	(6)
December 16, 2014	December 16, 2014	May 9, 2017	1.13%	10,150	(31)
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(317)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	(1,860)
July 8, 2015	August 1, 2015	May 22, 2019	1.43%	1,426	(22)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(649)
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	(548)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(2,278)
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	(732)
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	(875)
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	(560)
August 29, 2016	October 21, 2016 (b)	December 15, 2019	1.07%	—	(63)
				$354,488	$(10,921)

(a)	Receive floating rate index based upon 1 month LIBOR. At September 30, 2016, the 1 month LIBOR was 0.53%.

(b)  On August 29, 2016 we entered into a new interest rate swap contract for the same notional amount effective upon expiration of the existing contract.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended September 30, 2016.

We have incurred a net loss on a U.S. GAAP basis for the three and nine months ended September 30, 2016 of $1.0 million and $7.5 million, respectively. Our losses can be attributed, in part, to property operating expenses, interest expense, acquisition related expenses and depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business, including the risk that the value of a stockholder’s investment could decline substantially. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of September 30, 2016, we had $76.6 million or 12.6% of our total debt that bore interest at variable rates with a weighted average interest rate of 2.21%.

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the net proceeds of our Offering and DRP, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment, and is dilutive to our stockholders.

We have not yet generated sufficient cash flow from operations to fund distribution payments. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering and DRP. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, we have paid and will likely continue to pay distributions from the net proceeds of our Offering and DRP. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the Offering and DRP, to pay distributions. There is no assurance we will generate sufficient cash flow from operations to cover distributions. We began declaring distributions to stockholders of record during December 2012. Approximately 31% ($29.2 million) of the distributions paid to stockholders through September 30, 2016, have been paid from the net proceeds of our Offering and DRP, which reduces the proceeds available for other purposes. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.

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

We entered into a credit agreement, as amended, with KeyBanc Capital Markets Inc. for a $110 million revolving Credit Facility. The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of five unencumbered properties with an unencumbered pool value of $110 million or above and by a guaranty by certain of our subsidiaries. As of September 30, 2016, we have borrowed $35 million of the $110 million available.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a minimum tangible net worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. These covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our FFO, excluding acquisition expenses, or adjusted FFO, for that period. For the fiscal quarter ended September 30, 2016, distributions did not exceed 95% of our adjusted FFO.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 18, 2012, our Registration Statement on Form S-11 (File No. 333-176775) was declared effective under the Securities Act. From the effective date of the Offering through September 30, 2016, we have paid the following costs in connection with the issuance and distribution of the registered securities:

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

From the effective date of the Offering through September 30, 2016, the net offering proceeds to us from the Offering, after deducting the total expenses incurred described above, were approximately $796.6 million including proceeds from the DRP of $47.6 million. As of September 30, 2016, we had used approximately $691.9 million of these net proceeds to purchase interests in real estate and pay related costs, of which $12.1 million was paid to related parties, approximately $37.2 million for repayment of indebtedness used to purchase interests in real estate, approximately $6.6 million to pay loan origination costs, approximately $29.2 million to pay distributions, $0.1 million to fund our investment in the insurance captive, and approximately $1.1 million to fund our operations. The remaining net proceeds were held as cash at September 30, 2016.

Recent Sales of Unregistered Equity Securities

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

The table below outlines the shares we repurchased pursuant to our SRP during the quarter ended September 30, 2016.

(Dollar amounts in thousands, except per share amounts)

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of SRP Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
July 2016	64,662	64,662	$8.57	$554	64,662	3,813,835
August 2016	200,985	200,985	$8.54	$1,715	200,985	3,612,850
September 2016	98,539	98,539	$8.59	$847	98,539	3,514,311
Total	364,186	364,186	$8.56	$3,116	364,186

(1)	Our SRP was announced on October 18, 2012

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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ JoAnn M. McGuinness
By:	JoAnn M. McGuinness
President and principal executive officer
Date:	November 9, 2016

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer (co-principal financial officer)
Date:	November 9, 2016

/s/ David Z. Lichterman
By:	David Z. Lichterman
Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)
Date:	November 9, 2016

Exhibit Index

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the Securities and Exchange Commission on November 9, 2016, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.