Form 10-K
period 2016-12-31
Inland Real Estate Income Trust, Inc.
filed 2017-03-15
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-55146

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established public market for the registrant’s shares of common stock. On April 7, 2016, the board of directors of the registrant determined an estimated per share net asset value of the registrant’s common stock of $9.02. Based on this estimated per share net asset value, the aggregate value of the registrant’s common stock held by non-affiliates as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $785,144,554.  As of March 3, 2017, there were 88,750,971 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of the fiscal year, into Part III of this Form 10-K to the extent stated herein.

INLAND REAL ESTATE INCOME TRUST, INC.

PART I

Item 1.	Business

General

Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company”, “we”, “our” or “us”) was incorporated on August 24, 2011 as a Maryland corporation.  We were formed to acquire, directly or indirectly, a diversified portfolio of commercial real estate located throughout the United States. We are permitted to acquire retail properties, office buildings, multi-family properties and industrial/distribution and warehouse facilities. To date, we have focused on acquiring retail properties. We may acquire these properties directly or through joint ventures.  We also may invest in real estate-related equity securities as well as commercial mortgage-backed securities.  Our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” is an indirect subsidiary of The Inland Group, Inc.  Various affiliates of our Sponsor provide services to us. We are externally managed and advised by IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager,” an indirect wholly owned subsidiary of our Sponsor. Our Business Manager is responsible for overseeing and managing our day-to-day operations.  Our properties are managed by Inland National Real Estate Services, LLC and Inland Commercial Real Estate Services LLC, referred to herein as our “Real Estate Managers,” indirect wholly owned subsidiaries of our Sponsor.

We were authorized to sell up to 150,000,000 shares of common stock at $10.00 per share in an initial public “best efforts” offering (the “Offering”) which commenced on October 18, 2012 and concluded on October 16, 2015.  We sold 83,835,055 shares of common stock generating gross proceeds of $834.4 million from the Offering.  On April 7, 2016, our board of directors published an estimated per share net asset value (“Estimated Per Share NAV”) of our common stock equal to $9.02 per share.  We intend to publish an updated estimated value of our shares no later than April 2017.

At December 31, 2016, we owned 56 retail properties, totaling approximately 6.3 million square feet. At December 31, 2016, our portfolio had weighted average physical and economic occupancy of 93.6% and 94.6%, respectively. Economic occupancy excludes square footage that we own but which is not occupied by a tenant and which is subject to an earnout component on the original purchase price. Specifically, at the time of acquisition, in some cases, a portion of the purchase price was contingent on the seller leasing certain vacant space by certain applicable times. We are not obligated to pay this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the acquisition agreement. As of December 31, 2016 and 2015, annualized base rent (“ABR”) per square foot averaged $17.25 and $17.05, respectively, for all properties owned. ABR is calculated by annualizing the current, in place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. ABR including ground leases averaged $15.13 and $14.90, as of December 31, 2016 and 2015, respectively.

We provide the following programs to facilitate additional investment in our shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

On October 19, 2015, we registered 25,000,000 shares of common stock to be issued under our distribution reinvestment plan (“DRP”) pursuant to a registration statement on Form S-3D. Through the DRP, we provide existing stockholders with the option to purchase additional shares from us by automatically reinvesting distributions, subject to certain share ownership restrictions. We do not pay any selling commissions or a marketing contribution and due diligence expense allowance in connection with the DRP. The price per share for shares of common stock purchased under the DRP is equal to the per share estimated value unless and until the shares become listed for trading. Shares were sold through the DRP at a price of $9.50 per share until April 7, 2016, when we reported an Estimated Per Share NAV of $9.02 per share (the “Valuation Date”). Accordingly, under the DRP, beginning with reinvestments made after April 7, 2016, and until we announce a new estimated per share net asset value, distributions may be reinvested for shares of our common stock at a price equal to $9.02 per share.

Distributions reinvested through the DRP were approximately $27.8 million, $20.8 million and $5.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Share Repurchase Program

Under the share repurchase program (“SRP”), we are authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested, if we choose to repurchase them. Subject to funds being available, we limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year. Funding for the SRP is limited to the proceeds we receive from the DRP during the same period. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, neither the one year holding period, the limit regarding funds available from the DRP nor the 5% limit applies. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. In addition, our board of directors, in its sole direction, may, at any time, amend, suspend or terminate the SRP.

Repurchases through the SRP were approximately $9.7 million, $3.8 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Segment Data

We currently view our real estate portfolio as one reportable segment in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  Accordingly, we did not report any other segment disclosure for the years ended December 31, 2016, 2015 and 2014.  For information related to our business segment, reference is made to Note 11 – “Segment Reporting” which is included in our December 31, 2016 Notes to Consolidated Financial Statements in Item 8.

Tax Status

We qualified and elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), commencing with the tax year ended December 31, 2013. As a result, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments and excluding any net capital gain) to its stockholders. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal (including any applicable alternative minimum tax) and state income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income.

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

Our charter contains provisions setting forth our ability to engage in certain related party transactions. Our board of directors reviews all of these transactions and, as a general rule, any related party transactions must be approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction. Further, we may not engage in certain transactions with entities sponsored by, or affiliated with, IREIC unless a majority of our board of directors, including a majority of our independent directors, finds the transaction to be fair and reasonable and on terms no less favorable to us than those from an unaffiliated party under the same circumstances. Our board has adopted a conflicts of interest policy prohibiting us from engaging in the following types of transactions with IREIC-affiliated entities:

•

purchasing real estate assets from, or selling real estate assets to, any IREIC-affiliated entities (excluding circumstances where an entity affiliated with IREIC, such as Inland Real Estate Acquisitions, Inc. (“IREA”), from time to time may enter into a purchase agreement to acquire a property and then assign the purchase agreement to us);

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

Environmental Matters

As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions. We do not believe that our existing portfolio as of December 31, 2016 will require us to incur material expenditures to comply with these laws and regulations.

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

We make available, free of charge, on our website, inland-investments.com/inland-income-trust, or by responding to requests addressed to our investor services group, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.

Certifications

We have filed with the SEC the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1, 31.2 and 31.3 to this Annual Report on Form 10-K.

Item 1A.	Risk Factors

The factors described below represent our principal risks. Other factors may exist that we do not consider significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our stockholders.

Risks Related to Our Business

We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2016, 2015 and 2014.

We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2016, 2015 and 2014 of approximately $8.0 million, $13.4 million and $4.4 million, respectively.  Our losses can be attributed, in part, to increased acquisition related expenses and depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The amount and timing of distributions, if any, may vary.  We may pay distributions from sources other than cash flow from operations, including the proceeds of our DRP.

There are many factors that can affect the availability and timing of distributions paid to our stockholders such as our ability to buy, and earn positive yields on, assets, our operating expense levels, as well as many other variables. We may not generate sufficient cash flow from operations to fund any distributions to our stockholders.  The actual amount and timing of distributions, if any, is determined by our board of directors in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions. Actual cash available for distribution may vary substantially from estimates made by our board. In addition, to the extent we invest in development or redevelopment projects, or in real estate assets that have significant capital requirements, our ability to make distributions may be negatively impacted.

If we cannot generate sufficient cash flow from operations, determined in accordance with U.S. GAAP, to fully fund distributions during any given period, we may pay all or a substantial portion of our cash distributions from retained cash flow, from borrowings, from cash flow from investing activities, including the net proceeds from the sale of our assets or our DRP. We have not limited the amount of monies from any of these sources that may be used to fund distributions except as limited by Maryland law.

Funding distributions from the proceeds of our DRP, borrowings or asset sales will result in us having fewer funds available to acquire properties or other real estate-related investments. As a result, the return our stockholders realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows.  Likewise, funding distributions from the sale of additional securities will dilute our stockholders interest in us on a percentage basis and may impact the value of their investment especially if we sell these securities at prices less than the price our stockholders paid for their shares.

We began declaring distributions to stockholders of record during December 2012.  Approximately 34% ($36.3 million) of the distributions paid to stockholders through December 31, 2016, were paid from the net proceeds of our Offering and the DRP, which reduces the proceeds available for other purposes, including investing in real estate assets.

Our Business Manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee and acquisition fee.

From time to time, IREIC or its affiliates have forgone or deferred a portion of the business management fee due them from the other REITs previously sponsored by IREIC to ensure that the particular REIT generated sufficient cash from operating activities to pay distributions.  Through December 31, 2016, affiliates of IREIC have forgone our business management fees and acquisition fees of $0.7 million and $4.8 million, respectively.

We have funded and may continue to fund distributions from, among other things, advances or contributions from our Business Manager or IREIC or from the cash retained by us in the case that our Business Manager defers, accrues or waives all, or a portion, of its business management fee or acquisition fee, or waives its right to be reimbursed for certain expenses.  Neither our Business Manager nor IREIC has any obligation to provide us with advances or contributions, and our Business Manager is not obligated to defer, accrue or waive any portion of its business management fee, acquisition fee or reimbursements.  Further, there is no assurance that any of these other sources will be available to fund distributions.

There is no established public trading market for our shares, and our stockholders may not be able to sell their shares under our SRP, or otherwise.

There is no established public trading market for our shares and no assurance that one may develop. This may inhibit the transferability of our shares.  Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading by a specified date.  There is no assurance the board will pursue a listing or other liquidity event at any time in the future.  In addition, even if our board decides to seek a listing of our shares of common stock, there is no assurance that we will satisfy the listing requirements or that our shares will be approved for listing.  Thus, holders of our common stock should be prepared to hold their shares for an unlimited period of time. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or numbers whichever is more restrictive) of any class or series of shares of our stock by any single investor unless exempted by our board.

Moreover, our SRP contains numerous restrictions that limit our stockholders' ability to sell their shares, including those relating to the number of shares of our common stock that we can repurchase at any time and the funds we may use to repurchase shares pursuant to the program. Also, under the SRP, we are only authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested, if we choose to repurchase them. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange.

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

The Estimated Per Share NAV of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.

On April 7, 2016, we announced an Estimated Per Share NAV of our common stock as of December 31, 2015 equal to $9.02 per share. To assist our board of directors in establishing the Estimated Per Share NAV, we engaged a third party specializing in providing real estate financial services. As with any methodology used to estimate value, the methodology employed by this third party was based upon a number of estimates and assumptions that may not have been accurate or complete. Further, different parties using different assumptions and estimates could have derived a different estimated per share net asset value, which could be significantly different from our Estimated Per Share NAV. The Estimated Per Share NAV will fluctuate over time and does not represent: (i) the price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares, (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities or (iv) the price a third party would pay to acquire our Company.

There is also no assurance that the methodology used to estimate our value per share will be acceptable to broker dealers for customer account purposes or to the Financial Industry Regulatory Authority, Inc. (“FINRA”) or that the estimated value per share will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code.

An estimated value of our shares of common stock may not exceed the price at which we are offering shares under the DRP.

Under rules published by FINRA, registered broker-dealers must disclose a per share estimated value of a REIT’s securities.  Due to uncertainties in the marketplace and other factors which could impact our results of operations and financial condition, the future per share estimated values of our shares may be greater or less than the price at which stockholders purchased shares in the Offering or the price of our shares currently offered through our DRP.

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

The availability of debt financing secured by commercial real estate is subject to tightened underwriting standards.  Further, interest rates have increased in the last twelve months, and may continue to increase, which may affect U.S. economic conditions as a whole, or real estate industry conditions such as:

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

We also invest capital in short-term, highly-liquid but very low yield investments.  These yields are less than the distribution yield paid to stockholders, requiring us to earn a greater return from our other investments to make up for this “negative spread.”  There is no assurance we will be able to do so.  Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay expenses or to acquire real estate assets instead of funding distributions with these amounts.

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

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  The FDIC insures up to $250,000 per depositor per insured bank account.  At December 31, 2016, we had cash and cash equivalents exceeding these federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels.  The loss of our deposits would reduce the amount of cash we have available to fund our capital and operating needs and distributions.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. We will remain an emerging growth company until the earliest of: (1) December 31, 2017; (2) the last date of the fiscal year during which we had total annual gross revenues of $1 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (4) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  For so long as we remain an emerging growth company, we will not be required to:

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

Among the factors that could impact our real estate assets and the value of an investment in us are:

•	local conditions such as an oversupply of space or reduced demand for properties of the type that we acquire;
•	inability to collect rent from tenants;
•	vacancies or inability to rent space on favorable terms;
•	inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;
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

E-commerce can have an impact on our business.

The use of the internet by consumers continues to gain popularity. The migration towards e-commerce is expected to continue. This increase in internet sales could result in a downturn in the business of our current tenants in their “brick and mortar” locations and could affect the way future tenants lease space. While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “brick and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental amounts may decline.

We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.

As of December 31, 2016, we owned 56 properties located in 23 states. We compete with numerous developers, owners and operators of commercial properties, many of which own properties similar to, and in the same market areas as, our properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants or retain existing tenants when their leases expire. To the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases. Also, if our competitors develop additional properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.

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

Our portfolio includes three shopping centers with Sports Authority stores, which filed for bankruptcy in 2016. Two of our three Sports Authority leases were rejected on June 30, 2016, and the third one was rejected July 29, 2016. The annualized rent and reimbursements under these leases would have totaled approximately $2.2 million. We have executed temporary deals at two of our Sports Authority locations with national discount retailers. One of the discount retailers went into the market with a seasonal concept, and is now looking to potentially do a permanent deal due to successful sales at the location. We are in discussions with two other national retailers and continue to seek quality replacement tenants for these spaces.

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

We are a member of an insurance association captive (“Captive”) that terminated its operations in March 2016. We may, however, be liable for costs associated with the termination of the Captive, which is expected to conclude its business affairs in 2017.

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

The requirements of the Disabilities Act could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with these laws. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. We may incur significant costs to comply with these laws.

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

If we are unable to borrow money at favorable rates, we may be unable to acquire additional real estate assets or refinance existing loans at maturity. Further, we have obtained and may continue to enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution to our stockholders.  Further, during periods of rising interest rates, we may be forced to sell one or more of our properties in order to repay existing loans, which may not permit us to maximize the return on the particular properties being sold. At December 31, 2016, we had $75.0 million or 12.4% of our total debt that bore interest at variable rates with a weighted average interest rate equal to 2.4%. We had variable rate debt subject to swap agreements fixing the rate of $354.5 million or 58.3% of our total debt at December 31, 2016.

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

We entered into a credit agreement, as amended, with KeyBanc Capital Markets Inc. for a $110 million revolving credit facility (the “Credit Facility”).  The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of five unencumbered properties with an unencumbered pool value of $110 million or above and by a guaranty by certain of our subsidiaries. As of December 31, 2016, we have borrowed $31 million of the $110 million available.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a minimum tangible net worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. These covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our Funds from Operations, or “FFO,” excluding acquisition expenses, or adjusted FFO, for that period. For the fiscal quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, distributions did not exceed 95% of our adjusted FFO.

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

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid, and may continue to pay, distributions from the proceeds of our DRP, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders.

We have not yet generated sufficient cash flow from operations to cover distribution payments. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our DRP. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the DRP, to pay distributions. A decrease in the level of stockholder participation in the DRP could have an adverse impact on our ability to fund distributions and other operating and capital needs. There is no assurance we will generate sufficient cash flow from operations to cover distributions. If these sources are not available or are not adequate, our board may have to consider reducing or eliminating distributions.

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective.

From time to time, we have used, and may continue to use, derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from our current hedging strategy.  There is no assurance that our hedging strategy will achieve our objectives.  We may be subject to costs, such as transaction fees or breakage costs, if we terminate these arrangements.

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

Under our charter, no director or officer will be liable to us or to any stockholder for money damages to the extent that Maryland law permits the limitation of the liability of directors and officers of a corporation.  We may generally indemnify our directors, officers, employees, Business Manager, Real Estate Managers and their respective affiliates for any losses or liabilities suffered by any of them as long as: (1) the directors have determined in good faith that the course of conduct that caused the loss or liability was in our best interest; (2) these persons or entities were acting on our behalf or performing services for us; (3) the loss or liability was not the result of the negligence or misconduct of the directors (gross negligence or willful misconduct of the independent directors), officers, employees, Business Manager, Real Estate Managers or their respective affiliates; and (4) the indemnity or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders.  As a result, we and our stockholders may have more limited rights against our directors, officers and employees, our Business Manager, the Real Estate Managers and their respective affiliates, than might otherwise exist under common law.  In addition, we may be obligated to fund the defense costs incurred by our directors, officers and employees or our Business Manager and the Real Estate Managers and their respective affiliates in some cases.

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

Reform proposals have been recently put forth by members of Congress and the President which, if ultimately proposed as legislation and enacted as law, would substantially change the U.S. federal taxation of (among other things) individuals and businesses. Their proposals set forth a variety of principles to guide potential tax reform legislation.  As of the date of this Annual Report on Form 10-K, no legislation has been introduced in Congress. If ultimately reduced to legislation enacted by Congress and signed into law by the President in a form that is consistent with those principles, such reform could change dramatically the U.S. federal taxation applicable to us and our stockholders. No reform proposal specifically addresses the taxation of REITs, but because any tax reform is likely to significantly reduce the tax rates applicable to corporations and dividends received by stockholders, the tax benefits applicable to the REIT structure may be diminished in relation to corporations. Furthermore, proposed tax reform would limit the deductibility of net interest expense and would allow for the immediate deduction of any investment in tangible property (other than land) and intangible assets. Finally, the tax reform proposals do not include any principles regarding how to transition from our current system of taxation to a new tax system based on the principles in such proposed reform. Given how dramatic the changes could be, transition rules are crucial. While it is impossible to predict whether and to what extent any tax reform legislation (or other legislative, regulatory or administrative change to the U.S. federal tax laws) will be proposed or enacted, any such change in the U.S. federal tax laws could affect materially the value of any investment in our stock. You are encouraged to consult with your tax advisor regarding possible legislative and regulatory changes and the potential effect of such changes on an investment in our shares.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

(Dollar amounts in thousands, except per square foot amounts)

The table below presents a summary of our investment properties as of December 31, 2016 and 2015.

	As of December 31, 2016	As of December 31, 2015
Number of properties	56	54
Purchase price	$1,337,827	$1,249,345
Total square footage	6,345,578	6,025,330
Weighted average physical occupancy	93.6%	96.2%
Weighted average economic occupancy	94.6%	97.2%
Weighted average remaining lease term (years)	6.8	7.1

As of December 31, 2016 and 2015, ABR per square foot averaged $17.25 and $17.05, respectively, for all properties owned. ABR is calculated by annualizing the current, in place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. ABR including ground leases averaged $15.13 and $14.90, as of December 31, 2016 and 2015, respectively.

The table below presents information for each of our investment properties as of December 31, 2016.

		As of December 31, 2016
Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Principal Balance	Interest Rate (b)
Dollar General (12 properties)	Various	111,890	100.0%	100.0%	$7,447	4.33%
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons	Olive Branch, MS	159,258	100.0%	100.0%	15,260	4.35%
Park Avenue	Little Rock, AR	79,131	66.7%	100.0%	14,062	3.64%
North Hills Square	Coral Springs, FL	63,829	98.1%	98.1%	5,525	4.02%
Mansfield Shopping Center	Mansfield, TX	148,529	69.4%	69.4%	14,200	3.90%
Lakeside Crossing	Lynchburg, VA	67,034	91.7%	91.7%	9,910	3.87%
MidTowne Shopping Center	Little Rock, AR	126,288	92.9%	92.9%	20,725	4.06%
Dogwood Festival	Flowood, MS	187,610	93.0%	93.0%	24,352	3.60%
Pick N Save Center	West Bend, WI	86,800	92.9%	92.9%	9,561	3.54%
Harris Plaza (a)	Layton, UT	123,890	90.2%	90.2%	—	—
Dixie Valley	Louisville, KY	119,981	92.4%	92.4%	6,798	3.48%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,220	89.4%	89.4%	—	—
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,606	95.3%	95.3%	15,591	2.50%
Harvest Square	Harvest, AL	70,590	91.2%	91.2%	6,800	4.65%
Heritage Square	Conyers, GA	22,385	87.2%	87.2%	4,460	5.10%
The Shoppes at Branson Hills	Branson, MO	256,329	95.3%	95.3%	26,593	3.43%
Branson Hills Plaza	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza	Neenah, WI	171,121	98.1%	98.1%	10,836	2.59%
Shoppes at Lake Park (a)	West Valley City, UT	52,997	100.0%	100.0%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	97.5%	99.1%	13,100	3.24%
Eastside Junction	Athens, AL	79,700	85.7%	85.7%	6,270	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.7%	98.7%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	100.0%	100.0%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	98.9%	98.9%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	42.8%	42.8%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	60.4%	60.4%	4,650	5.30%
Whispering Ridge (a)	Omaha, NE	69,676	39.8%	39.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	94.0%	94.0%	—	—
White City	Shrewsbury, MA	257,121	96.8%	96.8%	49,400	3.24%
Treasure Valley (a)	Nampa, ID	133,292	100.0%	100.0%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	74.1%	90.2%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.5%	98.5%	13,700	3.30%
2727 Iowa Street (a)	Lawrence, KS	85,044	100.0%	100.0%	—	—
Settlers Ridge	Pittsburgh, PA	473,821	100.0%	100.0%	76,533	3.70%
Milford Marketplace	Milford, CT	112,257	92.4%	92.4%	18,727	4.02%
Marketplace at El Paseo	Fresno, CA	224,683	96.7%	97.5%	38,000	2.95%
Blossom Valley Plaza (a)	Turlock, CA	111,435	100.0%	100.0%	—	—
The Village at Burlington Creek	Kansas City, MO	158,023	89.1%	89.1%	17,723	4.25%
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	94.5%	94.5%	—	—
Marketplace at Tech Center	Newport News, VA	210,585	91.2%	99.3%	47,550	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,662	95.6%	95.6%	43,680	3.17%
Oquirrh Mountain Marketplace Phase II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Portfolio total		6,345,578	93.6%	94.6%	$576,836	3.62%
(a)	Property is pledged as collateral under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in place as of December 31, 2016.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
Dicks Sporting Goods, Inc	6	$3,511	3.9%	$12.72	276,038	4.4%
The Kroger Co	3	2,959	3.3%	14.74	200,737	3.2%
TJ Maxx/HomeGoods/Marshalls	12	2,876	3.2%	9.55	301,253	4.7%
Petsmart	9	2,556	2.8%	14.69	173,977	2.7%
Ulta Salon, Cosmetics & Fragrance	10	2,196	2.4%	21.06	104,276	1.6%
Albertsons/Jewel/Shaws	2	2,115	2.3%	16.54	127,892	2.0%
Ross Dress for Less, Inc	8	2,080	2.3%	10.05	207,077	3.3%
Kohl's Department Stores	4	1,889	2.1%	5.68	332,461	5.2%
LA Fitness (Fitness International)	2	1,810	2.0%	20.20	89,600	1.4%
Giant Eagle	1	1,805	2.0%	13.96	129,340	2.0%
Top ten tenants	57	$23,797	26.3%	$12.25	1,942,651	30.5%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in place at December 31, 2016.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,396,223	23.3%	11.7%
Grocery	901,286	15.1%	14.3%
Lifestyle, Health Clubs, Books & Phones	761,870	12.7%	15.1%
Home Goods	739,758	12.4%	7.6%
Restaurant	534,483	8.9%	16.3%
Apparel & Accessories	486,352	8.1%	11.5%
Sporting Goods	342,833	5.7%	5.3%
Consumer Services, Salons, Cleaners, Banks	267,672	4.5%	7.3%
Pet Supplies	267,533	4.5%	4.6%
Health, Doctors & Health Foods	139,465	2.5%	4.2%
Other	147,393	2.3%	2.1%
Total	5,984,868	100.0%	100.0%

The following table sets forth a summary, as of December 31, 2016, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	52%	8.3
Junior Box	5,000-9,999	16%	6.2
Small Shop	Less than 5,000	32%	4.6
Total		100%	6.8

Lease Expirations

The following table sets forth a summary, as of December 31, 2016, of lease expirations scheduled to occur during each of the calendar years from 2017 to 2026 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to December 31, 2016. Annualized base rent represents the rent in place for the applicable property at

December 31, 2016. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $17.25 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2017 (including month-to-month)	65	217,699	3.6%	$5,331	5.9%	$24.49
2018	86	433,564	7.2%	7,451	8.2%	17.19
2019	77	519,830	8.7%	7,814	8.6%	15.03
2020	97	477,999	8.0%	7,965	8.8%	16.66
2021	84	333,961	5.6%	6,960	7.7%	20.84
2022	47	418,155	7.0%	6,704	7.4%	16.03
2023	47	442,149	7.4%	6,129	6.8%	13.86
2024	47	419,876	7.0%	8,428	9.3%	20.07
2025	69	605,911	10.1%	11,428	12.6%	18.86
2026	32	402,578	6.7%	5,390	6.0%	13.39
Thereafter	52	1,713,146	28.7%	16,933	18.7%	9.88
Leased Total	703	5,984,868	100.0%	$90,533	100.0%	$15.13

Item 3.	Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our shares of common stock. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. There is no assurance that we will list our shares. Further, there is no assurance that stockholders will be able to sell their shares at a time or price acceptable to them. We publish an estimated per share value of our common stock to assist broker dealers that sold our common stock in the Offering to comply with the rules published by FINRA.  On April 7, 2016, our board established an Estimated Per Share NAV of our common stock as of December 31, 2015 equal to $9.02 per share.

We engaged CBRE Capital Advisors, Inc., a FINRA registered broker dealer firm that specializes in providing real estate financial services (“CBRE Cap”), to assist our board in establishing an Estimated Per Share NAV as of December 31, 2015. CBRE Cap provided an analysis of our assets and liabilities (including individual property-level analysis) all of which was used to estimate a range of Estimated Per Share NAVs. We engaged CBRE Cap because of its expertise in valuation services and its, and its affiliates, breadth and depth of experience in real estate services. CBRE Cap engaged CBRE Valuation & Advisory Services, an affiliate of CBRE Cap that conducts appraisals and valuations of real properties (the “MAI Appraisals”), to perform cash flow projections and unlevered, ten-year discounted cash flow analyses from restricted-use appraisals for each of our wholly-owned operating assets as of December 31, 2015. Based, in part, on the MAI Appraisals, CBRE Cap developed a valuation analysis of our assets and liabilities and provided that analysis to our board in a report dated April 7, 2016 that contained, among other information, a range of per share net asset values for our common stock as of December 31, 2015 (the “Valuation Report”). We are not affiliated with CBRE, CBRE Cap or any of their affiliates. While we and affiliates or related parties of our Business Manager have engaged and may engage CBRE Cap or its affiliates in the future for valuations and commercial real estate-related services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of CBRE Cap.

To estimate our per share value, CBRE Cap utilized the “net asset value” or “NAV” method, also known as the appraised value methodology, which is based on the fair value of real estate, real estate related investments and all other assets, less the fair value of total liabilities. The fair value estimate of our real estate assets is equal to the sum of our individual real estate values. Generally, CBRE Cap estimated the value of our real estate assets, using several methodologies including a discounted cash flow, or “DCF,” of projected net operating income, less capital expenditures, for each property, for the ten-year period ending December 31, 2025, and applied a discount rate which it believed was consistent with the inherent level of risk associated with the asset. For all other assets, including cash and other current assets, fair value was determined separately based on current value. Our Business Manager used U.S. GAAP to determine the fair value of our debt. The fair value of our debt was reviewed by CBRE Cap for reasonableness and utilized in the Valuation Report. CBRE Cap determined NAV in a manner consistent with the definition of fair value under U.S. GAAP set forth in FASB’s Topic ASC 820, Fair Value Measurements and Disclosures.

Net asset value per share was estimated by subtracting the fair value of our total liabilities from the fair value of our total assets and dividing the result by the number of common shares outstanding on a fully diluted basis as of December 31, 2015. CBRE Cap then applied a discount rate and capitalization rate sensitivity analysis on the weighted average terminal capitalization and discount rates used to value all wholly owned real estate assets, resulting in a value range equal to $8.60 to $9.44 per share. The mid-point in that range was $9.02. A valuation range was calculated by varying the discount rates and terminal capitalization rates by 2.5% in either direction, which represents a 5% sensitivity on the discount rate and terminal capitalization rate ranges. Terminal capitalization rates were sourced from the MAI Appraisals and varied by location, asset quality and supply and demand metrics. The estimated value of our real estate assets reflects an overall increase of 5.4% compared to our original cost of the real estate assets plus any capital expenditures invested by us.

The exit capitalization rate and discount rate have a significant impact on the estimated value under the net asset value method. The following chart presents the impact of changes to our share price based on variations in the exit capitalization and discount rates within the range of values determined by CBRE Cap.

	Range of Value and Rate
	Low	Midpoint	High
Share price	$8.60	$9.02	$9.44
Exit capitalization rate	6.93%	6.76%	6.59%
Discount rate	7.74%	7.55%	7.36%

The following table summarizes the individual components presented to our board to estimate per share value:

Per Share
Real estate assets	$15.31
Cash and other assets, net of other liabilities	0.52
Fair value of debt	(6.81)
Estimated Per Share NAV (midpoint)	$9.02

Our board reviewed the Valuation Report, met with representatives from CBRE Cap in person and considered the material assumptions and valuation methodologies applied and described therein. On April 7, 2016, our board unanimously adopted $9.02 as the Estimated Per Share NAV. The Valuation Report contained a range for the Estimated Per Share NAV of $8.60 to $9.44. Taking into consideration the reasonableness of the valuation methodologies, assumptions, and the conclusions contained in the Valuation Report, our board determined our estimated net asset value to be approximately $777.5 million, or $9.02 per share, based on a share count of approximately 86.2 million shares issued and outstanding as of December 31, 2015. The Estimated Per Share NAV is the mid-point of the range of values provided by CBRE Cap.

Our board’s determination of the Estimated Per Share NAV was undertaken in accordance with our valuation policy and the recommendations and methodologies of the Investment Program Association, a trade association for non-listed direct investment vehicles (“IPA”), as set forth in IPA Practice Guideline 2013-01 “Valuations of Publicly Registered Non-Listed REITs” (“IPA Valuation Guideline”). In accordance with the valuation policy and the IPA Valuation Guideline, the Estimated Per Share NAV excludes any value adjustments due to the size and diversification of our portfolio of assets.

In performing its analyses, CBRE Cap made numerous assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are necessarily subject to change and beyond the control of CBRE Cap and us. The analyses performed by CBRE Cap are not necessarily indicative of actual values, trading values or actual future results of our common stock that might be achieved, all of which may be significantly more or less favorable than suggested by these analyses. The analyses do not purport to be appraisals or to reflect the prices at which the properties may actually be sold, and such estimates are inherently subject to uncertainty. The actual value of our common stock may vary significantly depending on numerous factors that generally impact the price of securities, our financial condition and the state of the real estate industry more generally. Accordingly, with respect to the Estimated Per Share NAV, neither we nor CBRE Cap can give any assurance that:

•	a stockholder would be able to resell his or her shares at the Estimated Per Share NAV;
•	a stockholder would ultimately realize distributions per share equal to the Estimated Per Share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company;
•	our shares would trade at a price equal to or greater than the Estimated Per Share NAV if we listed them on a national securities exchange; or
•	the methodology used to estimate the Estimated Per Share NAV would be acceptable to FINRA or under ERISA for compliance with its reporting requirements.

The Estimated Per Share NAV represents a snapshot in time, will likely change, and does not necessarily represent the amount a stockholder would receive now or in the future for his or her shares of our common stock. Stockholders should not rely on the Estimated Per Share NAV in making a decision to buy or sell shares of our common stock. The Estimated Per Share NAV is based on a number of assumptions, estimates and data that are inherently imprecise and susceptible to uncertainty and changes in circumstances, including changes to the value of individual assets as well as changes and developments in the real estate and capital markets, changes in interest rates, and changes in the composition of our portfolio.

We continue to engage CBRE Cap to perform appraisals of our properties and report a range of possible net asset values per share for our common stock. We intend to publish an updated estimated value of our shares no later than April 2017.

As of March 3, 2017, we had 16,935 stockholders of record.

Distributions

We currently pay distributions based on daily record dates, payable the following month. During the years ended December 31, 2016, 2015 and 2014, we declared distributions totaling approximately $52.4 million, $44.9 million and $12.3 million, respectively. The distributions that we declared for 2015 and 2014 were equal to a daily amount of $0.001643836 per share based upon a 365-day period.  The distributions that we declared for 2016 were equal to a daily amount of $0.001639344 per share based upon a 366-day period.

The following table shows the sources for the payment of distributions to common stockholders for the periods indicated (Dollar amounts in thousands):

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
		% of Distributions		% of Distributions		% of Distributions
Distributions:
Distributions paid in cash	$24,527		$21,709		$5,202
Distributions reinvested through DRP	27,831		20,828		5,395
Total distributions	$52,358		$42,537		$10,597
Source of distribution coverage:
Cash flows provided by operating activities	$36,203	69%	$27,080	63%	$2,922	28%
Sponsor contributions	—	—	3,283	8%	640	6%
Proceeds from issuances of common stock	16,155	31%	12,174	29%	7,035	66%
Total source of distribution coverage	$52,358	100%	$42,537	100%	$10,597	100%
Cash flows provided by operating activities (U.S. GAAP basis)	$36,203		$27,080		$2,922
Net loss (in accordance with U.S. GAAP) (1)	$(7,961)		$(13,436)		$(4,356)
(1)

For the year ended December 31, 2016, net loss includes a reduction in deferred investment property acquisition obligations of $1,556. For the years ended December 31, 2015 and 2014, net loss includes acquisition related costs of $13,903 and $5,139, respectively.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with U.S. GAAP) for the period from August 24, 2011 (date of inception) through December 31, 2016 (Dollar amounts in thousands):

For the Period from August 24, 2011 (Date of Inception) to December 31, 2016
Distributions paid:
Common stockholders in cash	$51,955
Common stockholders reinvested through DRP	54,534
Total distributions paid	$106,489
Reconciliation of net loss:
Revenues	$219,913
Acquisition and transaction related expenses	(18,885)
Depreciation and amortization	(103,157)
Other operating expenses	(92,039)
Other non-operating expenses	(35,271)
Net loss (in accordance with U.S. GAAP) (1)	$(29,439)
Funds from operations (2)	$73,718
Cash flows provided by operating activities	$64,702

(1)	Net loss, as defined by U.S. GAAP, includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions.
(2)	For information related to the calculation of funds from operations, see “Non-U.S. GAAP Financial Measures” in this Item 7.

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

As used in the SRP, “share price” means: (1) prior to the Valuation Date, the offering price of our shares in the Offering (unless the shares were purchased at a discount from that price, and then that purchase price), reduced by any distributions of net sale proceeds that we designate as constituting a return of capital; and (2) on and after the Valuation Date, the lesser of: (A) the share price determined in (1); or (B) the most recently disclosed estimated value per share.

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

The SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our SRP. In the event that we amend, suspend or terminate the SRP, however, we will send stockholders notice of the change at least thirty days prior to the change, and we will disclose the change in a report filed with the SEC on either Form 8-K, Form 10-Q or Form 10-K, as appropriate. Further, our board reserves the right in its sole discretion, at any time, and from time to time to reject any requests for repurchases.  The following table summarizes the repurchases of shares under the SRP during the fourth quarter of the year ended December 31, 2016 (Dollar amounts in thousands except per share amounts):

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 2016	67,732	67,732	$9.74	$660	67,732	4,243,718
February 2016	81,491	81,491	$9.33	$760	81,491	4,162,227
March 2016	102,372	102,372	$9.30	$951	102,372	4,059,855
April 2016	20,608	20,608	$8.78	$181	20,608	4,039,247
May 2016	66,459	66,459	$8.43	$560	66,459	3,972,788
June 2016	94,291	94,291	$8.78	$828	94,291	3,878,497
July 2016	64,662	64,662	$8.57	$554	64,662	3,813,835
August 2016	200,985	200,985	$8.54	$1,715	200,985	3,612,850
September 2016	98,539	98,539	$8.59	$847	98,539	3,514,311
October 2016	43,785	43,785	$8.53	$374	43,785	3,470,526
November 2016	97,805	97,805	$8.64	$845	97,805	3,372,721
December 2016	168,129	168,129	$8.61	$1,449	168,129	3,204,592
Total	1,106,858	1,106,858	$8.79	$9,724	1,106,858

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plan, reference is made to Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” which is included in this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The following table shows our selected financial data relating to our consolidated historical financial condition and results of operations. This selected data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

(Dollar amounts in thousands, except per share amounts):

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets	$1,357,560	$1,401,368	$569,797	$90,888	$34,838
Mortgages and credit facility payable, net (a)	$606,025	$584,499	$184,344	$32,179	$32,256

	For the year ended December 31
	2016	2015	2014	2013	2012
Total income	$121,498	$76,542	$18,946	$2,825	$102
Net loss	$(7,961)	$(13,436)	$(4,356)	$(2,527)	$(1,140)
Net loss per common share, basic and diluted (b)	$(0.09)	$(0.19)	$(0.21)	$(1.18)	$(18.04)
Distributions paid to common stockholders	$52,358	$42,537	$10,597	$998	$—
Distributions declared to common stockholders	$52,449	$44,908	$12,318	$1,289	$14
Distributions per common share (b)	$0.60	$0.63	$0.60	$0.60	$0.22
Cash flows provided by (used in) operating activities	$36,203	$27,080	$2,922	$(961)	$(524)
Cash flows used in investing activities	$(88,034)	$(740,542)	$(310,485)	$(30,375)	$(32,164)
Cash flows (used in) provided by financing activities	$(21,151)	$691,434	$386,800	$55,733	$34,891
Weighted average number of common shares outstanding, basic and diluted	87,409,567	69,343,253	20,565,940	2,147,947	63,198

(a)	Includes unamortized mortgage premiums and debt issuance costs.
(b)

The net loss per common share, basic and diluted is based upon the weighted average number of common shares outstanding for the period ended. The distributions per common share are based upon the weighted average number of common shares outstanding for each period presented.

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
•

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid distributions from the net proceeds of our Offering and our DRP, and may continue to pay distributions from the proceeds of our DRP, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders;

•	We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2016, 2015 and 2014;
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

•	Our properties may compete with the properties owned by other programs sponsored by our Sponsor or IPCC for, among other things, tenants;
•	Our Business Manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee or any acquisition fee; and
•	If we fail to continue to qualify as a REIT, our operations and distributions to stockholders will be adversely affected.

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

The following discussion and analysis is based on the consolidated financial statements for the years ended December 31, 2016, 2015 and 2014.  Our stockholders should read the following discussion and analysis along with our accompanying consolidated financial statements and the related notes thereto.

Overview

We were authorized to sell up to 150,000,000 shares of common stock at $10.00 per share in the Offering which commenced on October 18, 2012 and concluded on October 16, 2015.  We issued 83,835,055 shares of common stock generating gross proceeds of $834.4 million from the Offering.  On April 7, 2016, our board of directors determined an Estimated Per Share NAV of our common stock of $9.02.  We intend to publish an updated estimated value of our shares no later than April 2017.

As of December 31, 2016, there were 88,155,707 shares of common stock outstanding including 5,844,521 shares issued through the DRP, net of the 1,523,870 shares repurchased through the SRP.

At December 31, 2016, we owned 56 retail properties, totaling approximately 6.3 million square feet. At December 31, 2016, our portfolio had weighted average physical and economic occupancy of 93.6% and 94.6%, respectively. Economic occupancy excludes square footage that we own but which is not occupied by a tenant and which is subject to an earnout component on the original purchase price. Specifically, at the time of acquisition, in some cases, a portion of the purchase price was contingent on the seller leasing certain vacant space by certain applicable times. We are not obligated to pay this contingent purchase price unless the seller obtains leases for the vacant space within the time limits and parameters set forth in the acquisition agreement. As of December 31, 2016 and 2015, ABR per square foot averaged $17.25 and $17.05, respectively, for all properties owned. ABR is calculated by annualizing the current, in place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. ABR including ground leases averaged $15.13 and $14.90, as of December 31, 2016 and 2015, respectively.

Company Highlights - Year Ended December 31, 2016

Acquisitions

We acquired 2 retail properties totaling approximately 0.3 million square feet for approximately $77.1 million.

Financings

We borrowed $150.3 million secured by mortgages on five properties.  These borrowings bear interest at a weighted average interest rate of 2.92% per annum and have a weighted average maturity of 6.18 years.  In 2016, we also amended our Credit Facility to, among other matters, increase the aggregate commitment under the Credit Facility by $10.0 million to $110.0 million.

Recent Acquisitions

On January 27, 2017, we acquired a 0.3 million square foot retail center known as Wilson Marketplace, located in Wilson, North Carolina for approximately $40.8 million.

Outlook

We believe that the current competitive market for acquisition opportunities will present a challenge in 2017. Our Business Manager and IREA are working diligently to source properties meeting our investment strategy including growth potential.

The amount paid for real estate assets is generally influenced by, among other things, market interest rates. However, the movements are not simultaneous and pricing generally lags behind interest rate adjustments for a period of time. Because part of our business strategy is to utilize debt to finance a portion of our real estate assets, we may be challenged in finding appropriately priced real estate assets in a rising interest rate environment.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses

Short-term liquidity and capital needs such as:

•	Interest & principal payments on mortgage loans and credit facility
•	Property operating expenses
•	General and administrative expenses
•	Distributions to stockholders
•	Fees payable to our Business Manager and Real Estate Managers
•	Repurchases of shares under the SRP
•	Payment of deferred investment property acquisition obligation

Long-term liquidity and capital needs such as:

•	Acquisitions of new real estate investments
•	Payment of deferred investment property acquisition obligation
•	Interest & principal payments on mortgage loans and credit facility
•	Capital expenditures, tenant improvements and leasing commissions
•	Repurchases of shares under the SRP

Sources

•	Cash receipts from our tenants
•	Sale of shares through the DRP
•	Proceeds from our mortgage loans
•	Borrowing on our Credit Facility

As of December 31, 2016, we had total debt outstanding of approximately $607.8 million, excluding net mortgage premiums and debt issuance costs, which bore interest at a weighted average interest rate of 3.55% per annum. As of December 31, 2016 and December 31, 2015, our borrowings equaled approximately 45% and 47%, respectively, of the purchase price of our properties. As of December 31, 2016, we had borrowed $31 million of the $110 million available under the Credit Facility.

As of December 31, 2016, scheduled principal payments and maturities on our debt were as follows:

	December 31, 2016
	(Dollar amounts in thousands)
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2017	$239	$6,271	$—	$6,510
2018	205	15,260	—	15,465
2019	215	152,450	31,000	183,665
2020	898	—	—	898
2021	1,531	82,740	—	84,271
Thereafter	1,577	315,450	—	317,027
Total	$4,665	$572,171	$31,000	$607,836

Cash Flows

	For the year ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$36,203	$27,080	$2,922	$9,123	$24,158
Net cash flows used in investing activities	$(88,034)	$(740,542)	$(310,485)	$652,508	$(430,057)
Net cash flows (used in) provided by financing activities	$(21,151)	$691,434	$386,800	$(712,585)	$304,634

Operating activities

Cash provided by operating activities increased approximately $9.1 million during 2016 compared to 2015 and approximately $24.2 million during 2015 compared to 2014. Increases in cash generated by rental and tenant recovery income were partially offset by property operating, interest and general and administrative expenses. The increase from 2014 to 2015 and from 2015 to 2016 is primarily due to the growth of our real estate portfolio.

Investing activities

	For the year ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(Dollar amounts in thousands)
Purchases of investment properties	$(79,034)	$(734,331)	$(310,120)	$655,297	$(424,211)
Capital expenditures	$(9,320)	$(4,326)	$(131)	$(4,994)	$(4,195)
Other assets and restricted escrows	$320	$(1,885)	$(234)	$2,205	$(1,651)
Net cash (used in) provided by investing activities	$(88,034)	$(740,542)	$(310,485)	$652,508	$(430,057)

During the years ended December 31, 2015 and 2014, cash was used primarily for purchases of investment properties and capital expenditures. We used less cash in our investing activities during the year ended December 31, 2016 than the year ended December 31, 2015 primarily due to the decrease in acquisitions from 23 in 2015 to 2 in 2016.

Financing activities

	For the year ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(Dollar amounts in thousands)
Total changes related to debt	$22,841	$342,232	$84,741	$(319,391)	$257,491
Proceeds from the distribution reinvestment plan net of shares repurchased	$19,077	$17,495	$5,135	$1,582	$12,360
Distributions paid	$(52,358)	$(42,537)	$(10,597)	$(9,821)	$(31,940)
Proceeds from offering net of offering costs	$(199)	$379,131	$311,217	$(379,330)	$67,914
Sponsor contribution	$—	$3,283	$640	$(3,283)	$2,643
Due to related parties	$—	$(1,630)	$—	$1,630	$(1,630)
Other	$(10,512)	$(6,540)	$(4,336)	$(3,972)	$(2,204)
Net cash (used in) provided by financing activities	$(21,151)	$691,434	$386,800	$(712,585)	$304,634

During the years ended December 31, 2016, 2015 and 2014, we generated proceeds from the sale of shares, net of offering costs paid and share repurchases, of approximately $18.9 million, $396.6 million and $316.4 million, respectively. During the years ended December 31, 2016, 2015 and 2014, we generated approximately $222.3 million, $342.4 million and $94.5 million, respectively, from borrowings. During the years ended December 31, 2016, 2015 and 2014, we paid approximately $52.4 million, $42.5 million and $10.6 million, respectively, in distributions. We also paid off mortgage debt and reduced the amount outstanding on our Credit Facility in the amount of $199.5 million, $0.1 million and $9.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of the Offering and DRP. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, we have and will likely continue to pay distributions from the proceeds of the DRP. We have not established any limit on the extent to which we may use alternate sources, including borrowings and DRP proceeds, to pay distributions. Thirty four percent (34%) of the distributions paid to stockholders, or approximately $36.3 million through December 31, 2016, were paid from the net proceeds of our Offering and the DRP. Our Offering concluded on October 16, 2015.  Thus, we will not have any additional proceeds from the Offering available to pay distributions. To the extent we continue to pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value and estimated value per share may decline, and there is no assurance that we will be able to sustain distributions at that level.

Distributions

A summary of the distributions declared, distributions paid and cash flows provided by operations for the years ended December 31, 2016, 2015 and 2014 follows (Dollar amounts in thousands, except per share amounts):

Year Ended December 31,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Net Offering Proceeds (3) (4)
2016	$52,449	$0.60	$24,527	$27,831	$52,358	$36,203	$—
2015 (2)	$44,908	$0.63	$21,709	$20,828	$42,537	$27,080	$379,131
2014	$12,318	$0.60	$5,202	$5,395	$10,597	$2,922	$311,217

(1)	Per share amounts are based on weighted average number of common shares outstanding.
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

(3)

For the years ended December 31, 2016, 2015 and 2014, respectively, distributions of $16,155, $15,457 and $7,675 were paid from the cumulative net proceeds of our Offering and DRP and the remaining distributions were paid with cash flows from operations.

(4)	The Offering commenced on October 18, 2012 and concluded on October 16, 2015.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014.

These sections describe and compare our results of operations for the years ended December 31, 2016, 2015 and 2014.  We generate primarily all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income. (Dollar amounts in thousands)

Comparison of the Years ended December 31, 2016 and 2015

A total of 31 investment properties that were acquired on or before January 1, 2015 represent our “same store” properties during the years ended December 31, 2016 and 2015.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2015. For the year ended December 31, 2016, 25 properties constituted non-same store properties and for the year ended December 31, 2015, 23 properties were a non-same store property. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2016 and 2015, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2016	2015	Change	2016	2015	Change	2016	2015	Change
Rental income	$90,225	$58,365	$31,860	$32,378	$32,805	$(427)	$57,847	$25,560	$32,287
Tenant recovery income	26,526	15,434	11,092	8,204	8,353	(149)	18,322	7,081	11,241
Other property income	1,056	148	908	879	112	767	177	36	141
Total income	$117,807	$73,947	$43,860	$41,461	$41,270	$191	$76,346	$32,677	$43,669

Property operating expenses	$20,745	$11,667	$9,078	$6,424	$6,728	$(304)	$14,321	$4,939	$9,382
Real estate tax expense	14,202	8,938	5,264	4,551	4,705	(154)	9,651	4,233	5,418
Total property operating expenses	$34,947	$20,605	$14,342	$10,975	$11,433	$(458)	$23,972	$9,172	$14,800

Property net operating income	$82,860	$53,342	$29,518	$30,486	$29,837	$649	$52,374	$23,505	$28,869

Straight-line income, net	$2,164	$1,736	$428
Intangible amortization	812	676	136
General and administrative expenses	(5,908)	(4,961)	(947)
Acquisition related costs	1,556	(13,903)	15,459
Business management fee	(8,580)	(5,501)	(3,079)
Depreciation and amortization	(59,860)	(34,573)	(25,287)
Interest expense	(21,635)	(10,339)	(11,296)
Interest and other income	378	205	173
Equity in earnings (loss) of unconsolidated entity	252	(118)	370
Net loss	$(7,961)	$(13,436)	$5,475

Net loss.  Net loss was $7,961 and $13,436 for the years ended December 31, 2016 and 2015, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the year ended December 31, 2016, with the results of the same investment properties owned during the year ended December 31, 2015, property net operating income increased $649, total property income increased $191, and total property operating expenses including real estate tax expense decreased $458 for the year ended December 31, 2016 compared to the year ended December 31, 2015.

The increase in “same store” total property income is primarily due to termination fee income collected in 2016 offset with a reduction in average occupancy from 97.0% to 95.2%.

The decrease in “same store” total property operating expenses is primarily due to a decrease in real estate tax expense and bad debt expense during 2016 as compared to 2015.

“Non-same store” total property net operating income increased $28,869 during 2016 as compared to 2015. The increase is a result of acquiring 25 retail properties after January 1, 2015. On a “non-same store” basis, total property income increased $43,669 and total property operating expenses increased $14,800 during the year ended December 31, 2016 as a result of these acquisitions.

Straight-line income, net. Straight-line income increased $428 in 2016 compared to 2015. This increase is due to purchases of investment properties after January 1, 2015.

Intangible amortization. Intangible amortization income increased $136 in 2016 compared to 2015. The increase is primarily attributable to changes in intangible assets and liabilities due to acquisitions.

General and administrative expenses. General and administrative expenses increased $947 in 2016 compared to 2015. This increase is primarily due to the growth in our real estate portfolio.

Acquisition related costs. Acquisition related expenses decreased $15,459 in 2016 compared to 2015. The decrease is attributed to fewer acquisitions and adjustments to deferred investment property acquisition obligations in 2016 compared to 2015. These expenses include acquisition, dead deal and transaction related costs and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

Business management fee. Business management fees increased $3,079 in 2016 compared to 2015. The increase is due to the acquisition of real estate which increased assets under management.

Depreciation and amortization.  Depreciation and amortization increased $25,287 in 2016, as compared to 2015. This increase is due to the acquisition of additional retail properties after January 1, 2015.

Interest Expense.  Interest expense increased $11,296 in 2016 compared to 2015. The increase is primarily due to financing additional properties after January 1, 2015 and amounts drawn under the Credit Facility.

Interest and other income.  Interest and other income increased $173.  The increase is primarily due to settlement income in 2016.

Equity in earnings (loss) of unconsolidated entity.  Equity in earnings (loss) of unconsolidated entity increased $370 due to the performance of the Captive.

Comparison of the Years ended December 31, 2015 and 2014

A total of 14 investment properties were acquired on or before January 1, 2014 and represent our “same store” properties during the years ended December 31, 2015 and 2014.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2014. For the year ended December 31, 2015, 40 properties constituted non-same store properties and for the year ended December 31, 2014, 17 properties were a non-same store property. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2015 and 2014, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2015	2014	Change	2015	2014	Change	2015	2014	Change
Rental income	$58,365	$14,559	$43,806	$4,776	$4,667	$109	$53,589	$9,892	$43,697
Tenant recovery income	15,434	3,958	11,476	974	1,005	(31)	14,460	2,953	11,507
Other property income	148	57	91	—	—	—	148	57	91
Total income	$73,947	$18,574	$55,373	$5,750	$5,672	$78	$68,197	$12,902	$55,295

Property operating expenses	$11,667	$2,700	$8,967	$713	$678	$35	$10,954	$2,022	$8,932
Real estate tax expense	8,938	2,068	6,870	566	567	(1)	8,372	1,501	6,871
Total property operating expenses	$20,605	$4,768	$15,837	$1,279	$1,245	$34	$19,326	$3,523	$15,803

Property net operating income	$53,342	$13,806	$39,536	$4,471	$4,427	$44	$48,871	$9,379	$39,492

Straight-line income, net	$1,736	$314	$1,422
Intangible amortization	676	59	617
General and administrative expenses	(4,961)	(2,427)	(2,534)
Acquisition related costs	(13,903)	(5,139)	(8,764)
Business management fee	(5,501)	(773)	(4,728)
Depreciation and amortization	(34,573)	(7,679)	(26,894)
Interest expense	(10,339)	(2,622)	(7,717)
Interest and other income	205	95	110
Equity in (loss) earnings of unconsolidated entity	(118)	10	(128)
Net loss	$(13,436)	$(4,356)	$(9,080)

Net loss. Net loss was $13,436 and $4,356 for the years ended December 31, 2015 and 2014, respectively.

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

The increase in “same store” total property income was primarily due to scheduled rent increases partially offset by decreased tenant recovery income due to a lower recovery percentage.

The increase in “same store” total property operating expenses was primarily due to an increase in repairs and maintenance expense during 2015 as compared to 2014.

“Non-same store” total property net operating income increased $39,492 during 2015 as compared to 2014. The increase was the result of acquiring 40 retail properties after January 1, 2014. On a “non-same store” basis, total property income increased $55,295 and total property operating expenses increased $15,803 during the year ended December 31, 2015 as a result of these acquisitions.

Straight-line income, net.  Straight-line income increased $1,422 in 2015 compared to 2014. This increase was due to purchases of investment properties after January 1, 2015.

Intangible amortization. Intangible amortization income increased $617 in 2015 compared to 2014. The increase was primarily attributable to changes in intangible assets and liabilities due to acquisitions.

General and administrative expenses. General and administrative expenses increased $2,534 in 2015 compared to 2014. This increase was due to the growth in our real estate portfolio.

Acquisition related costs. Acquisition related expenses increased $8,764 in 2015 compared to 2014. This increase was due to the purchase of 23 properties in 2015.  These expenses include acquisition, dead deal and transaction related costs and relate to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

Business management fees. Business management fees increased $4,728 in 2015 compared to 2014. The increase was due to the growth in our real estate portfolio. In 2014, the Business Manager was entitled to a business management fee of $1,433 of which $433 was permanently waived. During 2014, the Business Manager also permanently waived business management fees of $226 incurred for the year ended December 31, 2013.

Depreciation and amortization. Depreciation and amortization increased $26,894 in 2015, as compared to 2014. This increase was due to the acquisition of additional retail properties after January 1, 2015.

Interest expense. Interest expense increased $7,717 in 2015 compared to 2014. The increase was due to the financing of 27 properties after January 1, 2014 and amounts drawn under the Credit Facility.

Interest and other income. Interest and other income increased $110 as a result of increased cash available to invest due to an increase in offering proceeds in 2015.

Equity in (loss) earnings of unconsolidated entity. Equity in earnings of unconsolidated entity decreased $128 due to the performance of the Captive.

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

Under U.S. GAAP, acquisition related costs are treated as operating expenses reducing our income. Publicly registered, non-listed REITs typically engage in a significant amount of acquisition activity in the early years of their operations, and thus incur significant acquisition related costs, during these initial years. Although other start up entities may engage in significant acquisition activity during their initial years, REITs such as us that are not listed on an exchange are unique in that they typically have a limited timeframe during which they acquire a significant number of properties and thus incur significant acquisition related costs. Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, published a standardized measure known as Modified Funds from Operations, or “MFFO”, which the IPA has promulgated as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.

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

Our FFO and MFFO for the years ended December 31, 2016, 2015 and 2014 are calculated as follows (Dollar amounts in thousands):

		For the year ended December 31,
		2016	2015	2014
	Net loss	$(7,961)	$(13,436)	$(4,356)
Add:	Depreciation and amortization related to investment properties	59,860	34,573	7,679
	Funds from operations (FFO)	51,899	21,137	3,323
Add:	Acquisition related costs	(1,556)	13,903	5,139
Less:	Amortization of acquired market lease intangibles, net	(812)	(652)	(59)
	Straight-line income, net	(2,164)	(1,736)	(314)
	Modified funds from operations (MFFO)	$47,367	$32,652	$8,089

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

The acquisition of certain properties includes earnout components to the purchase price, meaning a portion of the purchase price of the property is not paid at closing, although we own the entire property. We are not obligated to pay the contingent portion of the purchase prices unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income to be received. The earnout agreements generally have a limited obligation period ranging from one to three years from the date of acquisition. If at the end of the time period certain space has not been leased, occupied and rent producing, we will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on our best estimate, we record a liability for the potential future earnout payments using estimated fair value measurements at the date of acquisition which include the lease-up periods, market rents, probability of occupancy and discount rate. This earnout amount is recorded as additional purchase price of the related properties and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. Fair value adjustments may be deemed necessary but generally, the liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations. We record changes in the underlying liability assumptions in acquisition related costs contained in acquisition costs on the accompanying consolidated statements of operations.

In January 2017 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  Prior to the adoption of ASU No. 2017-01, all costs related to finding, analyzing and negotiating a transaction were expensed as incurred as acquisition related costs, whether or not the acquisition was completed. These expenses would include acquisition fees, if any, paid to our Business Manager. We early adopted the ASU effective October 1, 2016 and as of December 31, 2016, we capitalized approximately $74,000 of acquisition costs related to the acquisition of Wilson Marketplace on January 27, 2017.

Impairment of Investment Properties

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

If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset will be the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. In these circumstances, we will begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.

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

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2016 Notes to Consolidated Financial Statements in Item 8.

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

From time to time, we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit of generally one to three years and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of December 31, 2016 and 2015, we had liabilities of $6.9 million and $18.9 million, respectively, recorded on the consolidated balance sheets as deferred investment property acquisition obligations. The maximum potential payment is $13.0 million at December 31, 2016.

The table below presents, on a consolidated basis, our obligations and commitments to make future payments under debt obligations (including interest) as of December 31, 2016. Debt obligations under debt which is subject to variable rates reflect interest rates as of December 31, 2016 (Dollar amounts in thousands).

	Payments due by period
	2017	2018	2019	2020	2021	Thereafter	Total
Principal payments on debt	$6,510	$15,465	$183,665	$897	$84,272	$317,027	$607,836
Interest payments on debt	21,787	21,430	18,651	15,014	12,887	27,631	117,400
Total	$28,297	$36,895	$202,316	$15,911	$97,159	$344,658	$725,236

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our December 31, 2016 Notes to Consolidated Financial Statements in Item 8.

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

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to purchase properties or other real estate assets and fund capital expenditures. As of December 31, 2016, we had outstanding debt of approximately $607.8 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 2.22% to 5.95% per annum. The weighted average interest rate was 3.55%, which includes the effect of interest rate swaps. At December 31, 2016, we had $75.0 million or 12.38% of our total debt bearing interest at variable rates with a weighted average interest rate equal to 2.40% per annum. We had variable rate debt subject to swap agreements of $354.5 million or 58.32% of our total debt at December 31, 2016. As of December 31, 2016, the weighted average years to maturity for our mortgages payable was approximately 5.3 years.

If interest rates on all debt which bears interest at variable rates as of December 31, 2016 permanently increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by approximately $0.8 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2016 permanently decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

For information related to derivatives, reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our December 31, 2016 Notes to Consolidated Financial Statements in Item 8.

INLAND REAL ESTATE INCOME TRUST, INC.

INDEX

Item 8.	Financial Statements and Supplementary Data

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Income Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland Real Estate Income Trust, Inc. (the Company) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Income Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

March 15, 2017

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Assets:
Investment properties:
Land	$262,210	$247,082
Building and other improvements	971,021	914,355
Total	1,233,231	1,161,437
Less accumulated depreciation	(62,631)	(27,545)
Net investment properties	1,170,600	1,133,892
Cash and cash equivalents	10,861	83,843
Investment in unconsolidated entity	126	—
Accounts and rent receivable	11,671	7,313
Acquired lease intangible assets, net	150,108	164,773
Deferred costs, net	683	238
Other assets	13,511	11,309
Total assets	$1,357,560	$1,401,368

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgages and credit facility payable, net	$606,025	$584,499
Accounts payable and accrued expenses	7,270	13,926
Distributions payable	4,488	4,397
Acquired intangible liabilities, net	63,474	65,194
Deferred investment property acquisition obligations	6,856	18,871
Due to related parties	2,663	8,595
Other liabilities	12,330	15,042
Total liabilities	703,106	710,524

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 88,155,707 and 86,229,018 shares issued and outstanding as of December 31, 2016 and 2015, respectively	88	86
Additional paid in capital (net of offering costs of $87,059 as of December 31, 2016 and 2015)	792,478	774,359
Accumulated distributions and net loss	(140,417)	(80,007)
Accumulated other comprehensive income (loss)	2,305	(3,594)
Total stockholders’ equity	654,454	690,844
Total liabilities and stockholders’ equity	$1,357,560	$1,401,368

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands, except per share amounts)

For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Income:
Rental income	$93,719	$60,912	$14,932
Tenant recovery income	26,723	15,482	3,959
Other property income	1,056	148	55
Total income	121,498	76,542	18,946

Expenses:
Property operating expenses	21,460	11,850	2,699
Real estate tax expense	14,202	8,938	2,068
General and administrative expenses	5,908	4,961	2,427
Acquisition related costs	(1,556)	13,903	5,139
Business management fee	8,580	5,501	773
Depreciation and amortization	59,860	34,573	7,679
Total expenses	108,454	79,726	20,785

Operating income (loss)	13,044	(3,184)	(1,839)

Interest expense	(21,635)	(10,339)	(2,622)
Interest and other income	378	205	95
Equity in earnings (loss) of unconsolidated entity	252	(118)	10
Net loss	$(7,961)	$(13,436)	$(4,356)

Net loss per common share, basic and diluted	$(0.09)	$(0.19)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	87,409,567	69,343,253	20,565,940

Comprehensive loss:
Net loss	$(7,961)	$(13,436)	$(4,356)
Unrealized gain (loss) on derivatives	1,861	(4,612)	(1,810)
Reclassification adjustment for amounts included in net loss	4,038	2,546	282
Comprehensive loss	$(2,062)	$(15,502)	$(5,884)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollar amounts in thousands)

For the years ended December 31, 2016, 2015 and 2014

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2013	6,745,615	$7	$57,735	$(4,989)	$—	$52,753
Distributions declared	—	—	—	(12,318)	—	(12,318)
Proceeds from offering	34,711,753	35	345,519	—	—	345,554
Offering costs	—	—	(34,571)	—	—	(34,571)
Proceeds from distribution reinvestment plan	567,896	—	5,395	—	—	5,395
Shares repurchased	(28,351)	—	(260)	—	—	(260)
Discount on shares to related parties	—	—	150	—	—	150
Unrealized loss on derivatives	—	—	—	—	(1,810)	(1,810)
Reclassification adjustment for amounts included in net loss	—	—	—	—	282	282
Sponsor contribution	—	—	640	—	—	640
Net loss	—	—	—	(4,356)	—	(4,356)
Balance at December 31, 2014	41,996,913	$42	$374,608	$(21,663)	$(1,528)	$351,459
Distributions declared	—	—	—	(44,908)	—	(44,908)
Proceeds from offering	42,428,322	42	422,917	—	—	422,959
Offering costs	—	—	(43,493)	—	—	(43,493)
Proceeds from distribution reinvestment plan	2,192,444	2	20,826	—	—	20,828
Shares repurchased	(388,661)	—	(3,810)	—	—	(3,810)
Discount on shares to related parties	—	—	28	—	—	28
Unrealized loss on derivatives	—	—	—	—	(4,612)	(4,612)
Reclassification adjustment for amounts included in net loss	—	—	—	—	2,546	2,546
Sponsor contribution	—	—	3,283	—	—	3,283
Net loss	—	—	—	(13,436)	—	(13,436)
Balance at December 31, 2015	86,229,018	$86	$774,359	$(80,007)	$(3,594)	$690,844
Distributions declared	—	—	—	(52,449)	—	(52,449)
Proceeds from distribution reinvestment plan	3,033,547	3	27,828	—	—	27,831
Shares repurchased	(1,106,858)	(1)	(9,723)	—	—	(9,724)
Unrealized gain on derivatives	—	—	—	—	1,861	1,861
Reclassification adjustment for amounts included in net gain	—	—	—	—	4,038	4,038
Equity based compensation	—	—	14	—	—	14
Net loss	—	—	—	(7,961)	—	(7,961)
Balance at December 31, 2016	88,155,707	$88	$792,478	$(140,417)	$2,305	$654,454

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities:
Net loss	$(7,961)	$(13,436)	$(4,356)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,860	34,573	7,679
Amortization of loan fees and mortgage premiums, net	359	5	210
Amortization of acquired market leases, net	(812)	(652)	(59)
Amortization of equity based compensation	14	—	—
Straight-line income, net	(2,164)	(1,736)	(314)
Discount on shares issued to related parties	—	28	150
Equity in (earnings) loss of unconsolidated entity	(252)	118	(10)
Distributions from unconsolidated entity	126	—	—
Payment of leasing fees	(413)	(315)	(5)
Adjustment of contingent earnout liability	(3,709)	(9)	(28)
Other non-cash adjustments	(244)	(376)	33
Changes in assets and liabilities:
Accounts payable and accrued expenses	(1,324)	3,723	869
Accounts and rent receivable	(1,386)	(3,392)	(1,521)
Due to related parties	(5,891)	7,559	(493)
Other liabilities	(197)	2,185	1,072
Other assets	197	(1,195)	(305)
Net cash flows provided by operating activities	36,203	27,080	2,922

Cash flows from investing activities:
Purchase of investment properties	(79,034)	(734,331)	(310,120)
Capital expenditures	(9,320)	(4,326)	(131)
Other assets and restricted escrows	320	(1,885)	(234)
Net cash flows used in investing activities	(88,034)	(740,542)	(310,485)

Cash flows from financing activities:
Proceeds from offering	—	422,959	345,554
Payment of offering costs	(199)	(43,828)	(34,337)
Payment of credit facility	(141,000)	—	—
Proceeds from credit facility payable	72,000	100,000	—
Proceeds from mortgages payable	150,335	242,377	94,531
Payment of mortgages payable	(58,494)	(145)	(9,790)
Proceeds from the distribution reinvestment plan	27,831	20,828	5,395
Shares repurchased	(8,754)	(3,333)	(260)
Distributions paid	(52,358)	(42,537)	(10,597)
Sponsor contribution	—	3,283	640
Due to related parties	—	(1,630)	—
Payment of deferred investment property acquisition obligation	(8,838)	(3,061)	(2,728)
Payment of debt issuance costs	(1,674)	(3,479)	(1,608)
Net cash flows (used in) provided by financing activities	(21,151)	691,434	386,800

Net (decrease) increase in cash and cash equivalents	(72,982)	(22,028)	79,237
Cash and cash equivalents at beginning of the year	83,843	105,871	26,634
Cash and cash equivalents at end of the year	$10,861	$83,843	$105,871

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollar amounts in thousands)

For the years ended December 31, 2016, 2015 and 2014

Supplemental disclosure of cash flow information:	2016	2015	2014
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$15,128	$163,832	$70,828
Building and improvements	53,849	580,061	285,326
Acquired in place lease intangibles	12,768	98,062	43,067
Acquired above market lease intangibles	1,080	30,524	5,264
Acquired below market lease intangibles	(3,432)	(44,359)	(18,386)
Acquired above market ground lease liability	—	(5,169)	—
Other receivables	—	792	—
Assumption of mortgage debt at acquisition	—	(58,026)	(67,466)
Non-cash mortgage premium	—	(3,430)	(1,297)
Non-cash fair value of interest rate swaps	—	—	(528)
Deferred investment property acquisition obligations	—	(18,211)	(5,511)
Assumed liabilities	(359)	(9,745)	(1,177)
Purchase of investment properties	$79,034	$734,331	$310,120

Cash paid for interest	$21,087	$9,397	$2,346

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$4,488	$4,397	$2,025

Accrued offering costs payable	$—	$252	$535

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

NOTE 1 – ORGANIZATION

Inland Real Estate Income Trust, Inc. (the “Company”) was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. To date, the Company has focused on acquiring retail properties. The Company entered into a Business Management Agreement with IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company.

At December 31, 2016, the Company owned 56 retail properties, totaling 6,345,578 square feet.  The properties are located in 23 states.  At December 31, 2016, the portfolio had a weighted average physical occupancy of 93.6% and economic occupancy of 94.6%. Economic occupancy excludes square footage associated with an earnout component.

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

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase price unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The earnout payments are based on a predetermined formula applied to rental income to be received. The earnout agreements have a limited obligation period from the date of acquisition, as defined. If at the end of the time period certain space has not been leased, occupied and rent producing, the Company will have no further obligation to pay additional purchase price consideration and will retain ownership of that entire property. Based on its best estimate, the Company has recorded a liability for the potential future earnout payments using estimated fair value at the date of acquisition using Level 3 inputs including market rents ranging from $25.00 to $40.00 per square foot, probability of occupancy ranging from 0% to 100% based on leasing activity and utilizing a discount rate of 7.0%. The Company has recorded this earnout amount as additional purchase price of the related property and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets. Fair value adjustments may be deemed necessary but generally, the liability increases as the anticipated payment date draws near based on a present value; such increases in the liability are recorded as amortization expense on the accompanying consolidated statements of operations and comprehensive loss. The Company records the effect of changes in the underlying liability assumptions in acquisition related costs on the accompanying consolidated statements of operations and comprehensive loss.

In January 2017 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  Prior to the adoption of ASU No. 2017-01, all costs related to finding, analyzing and negotiating a transaction were expensed as incurred as acquisition related costs, whether or not the acquisition was completed. These expenses would include acquisition fees, if any, paid to our Business Manager. The Company early adopted the ASU effective October 1, 2016 and as of December 31, 2016, it capitalized approximately $74 of acquisition costs related to the acquisition of Wilson Marketplace on January 27, 2017.

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

During the years ended December 31, 2016, 2015 and 2014, the Company incurred no impairment charges.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

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

Valuation of Accounts and Rents Receivable

The Company takes into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding and payment history of the tenant, which taken as a whole determines the valuation.

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

Depreciation expense was approximately $35,086, $21,309 and $5,428 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis, which approximates the effective interest method, over the term, or anticipated repayment date, of the related agreements as a component of interest expense. These costs are reported as a direct deduction to the Company’s outstanding mortgages and credit facility payable. The adoption of ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt issuance Costs issued by the FASB, resulted in the reclassification of $4,467 and $1,689 from deferred expenses, net to mortgages and credit facility payable, net on the consolidated balance sheets as of December 31, 2015 and 2014, respectively.

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

For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative interest rate swap agreements
Total assets	$—	$4,250	$—
Total liabilities	$—	$1,909	$—

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

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

Equity-Based Compensation

The Company has restricted shares and units outstanding at December 31, 2016. The Company recognizes expense related to the fair value of equity-based compensation awards as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. The Company primarily recognizes expense based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period. See Note 7 - "Equity-Based Compensation" for further information.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The objective of the ASU is to provide guidance to entities when evaluating whether a transaction should be accounted for as an acquisition or disposal of a business. An entity first determines whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset (or a group of similar identifiable assets). If this threshold is met, the assets acquired would not represent a business, and no further assessment is required.  If the initial screen is not met, the ASU requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

produce output and removes the evaluation of whether a market participant could replace the missing elements. The amendments in this ASU should be applied prospectively and are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early application of the amendments in this ASU is allowed. The Company early adopted the ASU effective October 1, 2016 and as of December 31, 2016, it capitalized approximately $74 of acquisition costs related to the acquisition of Wilson Marketplace on January 27, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new update will require that amounts described as restricted cash and restricted cash equivalents be included in beginning and ending-of-period reconciliation cash shown on the statement of cash flows. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. At December 31, 2016, restricted cash of $5,996 was recorded as other assets on the Company’s consolidated balance sheets and the Company does not believe that the adoption of ASU No. 2016-18 will have a material impact on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 supersedes the previous leases standard, Leases (Topic 840). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has begun analyzing the effect of implementing this guidance, which involves developing an inventory of all leases as well as identifying any non-lease components in its lease arrangements. The Company is continuing to evaluate the impact of implementing the new standard on its consolidated financial statements both from the perspective of lessee and lessor.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted but not prior to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has begun analyzing the effect of implementing this guidance, including identifying each of the revenue streams and evaluating potential process changes necessary to meet the standard’s reporting and disclosure requirements. The Company intends to implement the standard retrospectively with the cumulative effect (if any) recognized in retained earnings at the date of initial application.

NOTE 3 – EQUITY

The Company was authorized to sell up to 150,000,000 shares of common stock at $10 per share in an initial public “best efforts” offering (the “Offering”) which commenced on October 18, 2012 and to issue 30,000,000 shares at $9.50 per share issuable pursuant to the Company’s distribution reinvestment plan (“DRP”).  The Offering concluded on October 16, 2015. The Company issued 83,835,055 shares of common stock generating gross proceeds of $834,399 from the Offering. Effective November 2, 2015, the Company amended its DRP. The Company is offering up to 25,000,000 shares of its common stock at a price of $9.02 per share to stockholders who elect to participate in the amended DRP.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

 The Company provides the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

The Company provides existing stockholders with the option to purchase additional shares from the Company by automatically reinvesting cash distributions through the DRP, subject to certain share ownership restrictions. The Company does not pay any selling commissions or a marketing contribution and due diligence expense allowance in connection with the DRP. Pursuant to the DRP, the price per share for shares of common stock purchased under the DRP is equal to the estimated value of a share, as determined by the Company’s board of directors and reported by the Company from time to time, until the shares become listed for trading, if a listing occurs, assuming that the DRP has not been terminated or suspended in connection with such listing. Shares were sold at a price equal to $9.50 per share until April 7, 2016, when the Company reported an estimated per share net asset value of $9.02 per share (the “Valuation Date”).  Accordingly, under the DRP, beginning with reinvestments made after April 7, 2016, and until the Company announces a new estimated per share net asset value, distributions may be reinvested for shares of the Company’s common stock at a price equal to $9.02 per share. The Company intends to publish an updated estimated value of its shares no later than April 2017.

Distributions reinvested through the DRP were approximately $27,831, $20,828 and $5,395 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Repurchases through the SRP were approximately $9,724, $3,810 and $260 for the years ended December 31, 2016, 2015 and 2014, respectively.  At December 31, 2016 and 2015, the liability related to the SRP was $1,448 and $477, respectively, recorded in other liabilities on the Company’s consolidated balance sheets.

NOTE 4 – ACQUISITIONS

2016 Acquisitions

During the year ended December 31, 2016, the Company acquired, through its wholly owned subsidiaries, the two properties listed below and financed Coastal North Town Center by obtaining a mortgage loan in the amount of $43,680:

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

Date Acquired	Property Name	Location	Property Type	Square Footage	Purchase Price
2nd Quarter
4/22/16	Coastal North Town Center	Myrtle Beach, SC	Multi-Tenant Retail	304,662	$72,811
4/22/16	Oquirrh Mountain Marketplace Phase II	South Jordan, UT	Multi-Tenant Retail	10,150	4,329

				314,812	$77,140

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

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

For the year ended December 31, 2016, the Company recorded a reduction in deferred investment property acquisition obligation of $2,066, net of acquisition costs of $510 in acquisition related costs in the consolidated statements of operations and comprehensive loss. The Company incurred $13,903 and $5,139 for the years ended December 31, 2015 and 2014, respectively, of acquisition, dead deal and transaction related costs that were related to both closed and potential transactions and deferred obligation adjustments.  These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.  For the years ended December 31, 2015 and 2014, the Business Manager permanently waived acquisition fees of $2,510 and $2,262. No fees were waived for 2016.

For properties acquired during the year ended December 31, 2016, the Company recorded total income of $4,218 and property net income of $269, which excludes expensed acquisition related costs.  For properties acquired during the year ended December 31, 2015, the Company recorded total income of $33,687 and property net income of $5,640, which excludes expensed acquisition related costs.

The following table presents certain additional information regarding the Company’s acquisitions during the years ended December 31, 2016 and 2015.  The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

	For the Year Ended December 31,
	2016 (a)	2015 (b)
Land	$15,128	$163,832
Building and improvements	53,849	580,061
Acquired lease intangible assets, net	13,848	123,417
Acquired intangible liabilities, net	(3,432)	(44,359)
Fair value adjustment related to the assumption of mortgages payable	—	(3,430)
Deferred investment property acquisition obligations	—	(18,211)
Assumed liabilities, net	(359)	(66,979)
Total	$79,034	$734,331
(a)	Total for the year ended December 31, 2016 includes $1,720 for 4,200 square feet acquired at Oquirrh Mountain Marketplace and $533 for 1,766 square feet at Park Avenue Shopping Center.
(b)	Total for the year ended December 31, 2015 includes $2,788 for 7,986 square feet acquired at Park Avenue Shopping Center.

Pro Forma Disclosures (Unaudited)

The following condensed pro forma consolidated financial statements for the years ended December 31, 2016 and 2015 include pro forma adjustments related to the acquisitions and financings during 2016 and 2015. The 2016 acquisitions are presented assuming the acquisitions occurred as of January 1, 2015. The 2015 acquisitions are presented assuming the acquisitions occurred as of January 1, 2014. Acquisition expenses for the years ended December 31, 2016 and 2015 of $1,739 and $13,178, respectively, related to each acquisition are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results.

	For the Year Ended December 31, (unaudited)
	2016	2015
Pro forma total income	$123,163	$111,570
Pro forma net income	$(6,301)	$(2,888)
Earnings per share (a)	$(0.07)	$(0.03)

(a)	Based on number of common shares outstanding as of December 31, 2016.

Oquirrh Mountain Marketplace Phase II was newly constructed in 2016, and as such, property operations are not included in the table above.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

The pro forma financial information above is neither necessarily indicative of what the actual results of operations of the Company would have been assuming acquisitions had been consummated at the beginning of the period, nor does it purport to represent the results of operations for future periods.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Intangible assets:
Acquired in place lease value	$159,679	$146,910
Acquired above market lease value	37,179	36,099
Accumulated amortization	(46,750)	(18,236)
Acquired lease intangibles, net	$150,108	$164,773
Intangible liabilities:
Acquired below market lease value	$66,962	$63,529
Above market ground lease	5,169	5,169
Accumulated amortization	(8,657)	(3,504)
Acquired below market lease intangibles, net	$63,474	$65,194

As of December 31, 2016, the weighted average amortization periods for acquired in place lease, above market lease intangibles, below market lease intangibles and above market ground lease are 10, 13, 19 and 55 years, respectively.

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

Amortization pertaining to acquired in place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

Amortization recorded as amortization expense:	2016	2015	2014
Acquired in place lease value	$24,174	$13,170	$2,083
Amortization recorded as a reduction to property operating expense:
Above market ground lease	$94	$24	$—
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(4,341)	$(2,334)	$(411)
Acquired below market leases	5,059	2,986	470
Net rental income increase	$718	$652	$59

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2016 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases	Above Market Ground Lease
2017	$19,794	$3,747	$(4,463)	$(94)
2018	17,997	3,195	(4,281)	(94)
2019	16,241	2,837	(4,141)	(94)
2020	13,585	2,564	(3,930)	(94)
2021	11,051	2,500	(3,715)	(94)
Thereafter	41,346	15,251	(37,892)	(4,582)
Total	$120,014	$30,094	$(58,422)	$(5,052)

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of December 31, 2016 and December 31, 2015, the Company had the following mortgages and credit facility payable:

	December 31, 2016		December 31, 2015
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$178,345	4.31%	$162,692	4.37%
Variable rate mortgages payable with swap agreements	354,488	3.42%	238,617	3.64%
Variable rate mortgages payable	44,003	2.50%	83,686	2.99%
Mortgages payable	$576,836	3.62%	$484,995	3.77%
Credit facility payable	$31,000	2.26%	$100,000	1.65%
Add: Unamortized mortgage premiums	3,080		3,971
Less: Unamortized debt issuance costs	(4,891)		(4,467)
Total debt	$606,025		$584,499

The Company’s indebtedness bore interest at a weighted average interest rate of 3.55% per annum at December 31, 2016, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $607,836 and $584,995 as of December 31, 2016 and December 31, 2015, respectively, and its estimated fair value was $595,404 and $587,437 as of December 31, 2016 and December 31, 2015, respectively.

As of December 31, 2016, scheduled principal payments and maturities on the Company’s debt were as follows:

	December 31, 2016
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2017	$239	$6,271	$—	$6,510
2018	205	15,260	—	15,465
2019	215	152,450	31,000	183,665
2020	898	—	—	898
2021	1,531	82,740	—	84,271
Thereafter	1,577	315,450	—	317,027
Total	$4,665	$572,171	$31,000	$607,836

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

Credit Facility Payable

On September 30, 2015, the Company entered into a credit agreement with KeyBanc Capital Markets Inc. (the “Credit Facility”) for $100,000.  The Company has an accordion feature to increase available borrowings up to $400,000, subject to certain conditions.  The Credit Facility matures on September 30, 2019.  The Company has a one year extension option which it may exercise as long as there is no existing default, it is in compliance with all covenants and it pays an extension fee equal to 0.15% of the commitment amount being extended, as defined.  In 2016, the Company amended its Credit Facility to, among other matters, increase the aggregate commitment under the Credit Facility by $10,000 to $110,000. As of December 31, 2016, the interest rate on the Credit Facility was 2.26%.

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

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2016, the Company was current on all of the payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of December 31, 2016, the weighted average years to maturity for the Company’s mortgages payable was approximately 5.3 years.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

Interest Rate Swap Agreements

The following table summarizes the Company’s interest rate swap contracts outstanding as of December 31, 2016.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at December 31, 2016
Assets
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	$49,400	$196
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	78
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	413
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	1,445
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	1,989
August 29, 2016	October 21, 2016	December 15, 2019	1.07%	10,837	129
				$202,567	$4,250
Liabilities
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	$24,352	$(279)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	9,561	(132)
December 16, 2014	December 16, 2014	May 9, 2017	1.13%	10,150	(12)
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	5,525	(109)
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(62)
May 23, 2014	May 1, 2015	May 22, 2019	2.00%	8,484	(128)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	14,200	(247)
June 6, 2014	June 1, 2015	May 8, 2019	2.15%	11,684	(217)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	20,725	(372)
July 8, 2015	August 1, 2015	May 22, 2019	1.43%	1,426	(2)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(6)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(343)
				$151,921	$(1,909)

(a)	Receive floating rate index based upon one month LIBOR. At December 31, 2016, the one month LIBOR equaled 0.77%.

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of December 31, 2016 and 2015, respectively.

	December 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap agreements	Other assets	$4,250	Other assets	$—
Interest rate swap agreements	Other liabilities	$1,909	Other liabilities	$3,791

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of comprehensive income (loss).  The ineffective portion of the change in fair value, if any, is recognized directly in earnings. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2016, 2015, and 2014.

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	2016	2015	2014
Effective portion of derivatives	$1,861	$(4,612)	$(1,810)
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$4,038	$2,546	$282
Ineffective portion of derivatives	$233	$365	$—

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

	Year Ended December 31,
Derivatives Not Designated as Hedging Instruments:	2016	2015	2014
Amount of loss recognized in income on derivative (ineffective portion)	$—	$(1)	$(33)

The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next twelve months is approximately $2,546.

NOTE 7 – EQUITY-BASED COMPENSATION

On March 21, 2016 the Company’s board of directors approved the Employee and Director Restricted Share Plan (“RSP”), which was subsequently approved by the Company’s stockholders at the annual stockholders’ meeting on June 16, 2016. The RSP gives the Company the ability to grant awards of restricted shares and restricted share units to directors, officers and employees of the Company, the Company’s affiliates and the Business Manager as compensation. The number of shares that may be issued under the RSP are limited to 5% of outstanding shares.

Under the RSP, each non-employee director receives an award of restricted shares effective on the date of each annual stockholders’ meeting in respect of a number of shares of common stock having a fair market value as of the date of grant equal to $10, or, in lieu thereof, restricted share units to the extent the non-employee director makes a timely deferral election in accordance with applicable law. Each restricted share and restricted share unit entitle the holder to receive one common share when it vests.

Under the RSP, restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. Restricted shares and restricted share units are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares and restricted share units are amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $14, in the aggregate, for the year ended December 31, 2016. As of December 31, 2016, the Company had $26 of unrecognized compensation cost related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to non-vested restricted shares and restricted share units will be recognized is 1.61 years.

A summary table of the status of the restricted shares and restricted share units is presented below:

	Restricted Shares	Restricted Share Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at January 1, 2016	—	—	$—	$—
Granted	3,326	1,150	40	40
Vested	—	—	—	—
Converted	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2016	3,326	1,150	$40	$40

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

NOTE 8 – INCOME TAX AND DISTRIBUTIONS

The Company paid distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.001639344 per share, based upon a 366-day period for 2016. The Company paid distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.001643836 per share, based upon a 365-day period for 2015 and 2014.  The table below presents the distributions paid and declared for the years ended December 31, 2016, 2015 and 2014.

	December 31,
	2016	2015	2014
Distributions paid	$52,358	$42,537	$10,597
Distributions declared	$52,449	$44,908	$12,318

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

In order to maintain the Company’s status as a REIT, the Company must annually distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to its stockholders. For the years ended December 31, 2016, 2015 and 2014, the Company’s taxable income was $10,364 (unaudited), $12,720 (unaudited) and $3,283 (unaudited), respectively.

The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2016, 2015 and 2014:

	2016	2015 (a)	2014
Ordinary income	$0.12	$0.20	$0.19
Nontaxable return of capital	$0.48	$0.47	$0.41

(a)	On February 19, 2015, the Company paid an aggregate special distribution of $3,283 to stockholders of record as of January 30, 2015 ($0.07 per share).

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss for the year ended December 31, 2016, 3,035 shares were excluded from the computation of diluted EPS, because they would have been antidilutive. As of December 31, 2015 and 2014, the Company did not have any dilutive common share equivalents outstanding.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation (“Earnout liability”). The maximum potential earnout payment was $12,986 at December 31, 2016.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

The table below presents the change in the Company’s Earnout liability for the years ended December 31, 2016 and 2015.

	December 31,
	2016	2015
Earnout liability-beginning of period	$18,871	$3,646
Increases:
Acquisitions	—	18,211
Amortization expense	531	83
Decreases:
Earnout payments	(9,067)	(3,095)
Other:
Adjustments to acquisition related costs	(3,479)	26
Earnout liability – end of period	$6,856	$18,871

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

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment, retail real estate, as defined by U.S. GAAP for the years ended December 31, 2016, 2015 and 2014.

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The Company is a member of a limited liability company formed as an insurance association captive (“Captive”), which is owned by the Company, IRC Retail Centers LLC (“IRC”), InvenTrust Properties Corp. (“InvenTrust”) and Retail Properties of America, Inc. (“RPAI”). The Company recorded its investment in investment in unconsolidated entity in the accompanying consolidated balance sheets. The Company’s share of net income from its investment is based on the ratio of each member’s premium contribution to the venture. The Company was allocated income of $252, a loss of $118 and income of $10 for the years ended December 31, 2016, 2015 and 2014, respectively.

On February 29, 2016, the Captive was notified by IRC of its intent to dissociate and on March 30, 2016 terminated its participation. Previously, InvenTrust and RPAI terminated their future participation effective December 1, 2015 and December 1, 2014, respectively. Based upon this notice and regulatory requirements, the Captive terminated its operations in accordance with the applicable rules and regulations for an insurance association captive. As a result, the Company obtained separate property and general liability insurance once the Captive was unable to provide the Company coverage. The Captive submitted a formal plan to wind up its business affairs, which was approved by the state insurance regulator.  As part of the approved plan, the Company’s exposure for potential claims have been commuted, as of a certain date, to the respective insurance carriers. This has resulted in the elimination of any future financial exposure related to property and general liability losses for the periods covered by the Captive. As a result of all potential future claims being commuted back to the respective insurance carriers, the Captive distributed a portion of its retained earnings in December 2016. The Company received $126 representing a portion of its undistributed retained earnings in the Captive.   The Captive continues to work with its members with the goal of concluding its business affairs as soon as possible and currently anticipates completing in 2017. As of the date of this report, the Company is unable to determine if there will be any additional liability for any proportional cost associated with the termination of the Captive, which has not been previously identified.

The Company owns 1,000 shares of common stock in The Inland Real Estate Group of Companies, Inc. with a recorded value of $1 at December 31, 2016, 2015 and 2014. This amount is included in other assets in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s related party transactions for the years ended December 31, 2016, 2015 and 2014.  Certain compensation and fees payable to the Business Manager for services to be provided to the Company are limited to maximum amounts.

		Year ended December 31,			Unpaid amounts as of
		2016	2015	2014	December 31, 2016	December 31, 2015
General and administrative reimbursements	(a)	$1,975	$1,367	$466	$274	$287
Affiliate share purchase discounts	(b)	—	28	150	—	—
Total general and administrative expenses		$1,975	$1,395	$616	$274	$287

Acquisition related costs		$409	$1,388	$744	$88	$165
Acquisition fees		1,327	9,580	3,465	—	6,010
Total acquisition costs and fees	(c)	$1,736	$10,968	$4,209	$88	$6,175

Real estate management fees		$4,473	$2,762	$631	$—	$—
Construction management fees		121	135	15	53	80
Leasing fees		168	40	—	89	40
Total real estate management related costs	(d)	$4,762	$2,937	$646	$142	$120

Offering costs	(e)	$—	$41,180	$33,141	$—	$63
Business management fees	(f)	$8,580	$5,501	$773	$2,159	$1,950
Sponsor contribution	(g)	$—	$3,283	$640	$—	$—

(a)

The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses incurred by Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(b)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enabled the related parties to purchase shares of common stock at $9.00 per share in the Offering. The Company sold 28,129 and 150,426 shares to related parties during the years ended December 31, 2015 and 2014, respectively.

(c)

The Company pays the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired.  The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets.  Such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss.  Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.  For the years ended December 31, 2015 and 2014, the Business Manager permanently waived acquisition fees of $2,510 and $2,262, respectively. No acquisition fees were waived for 2016.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

(f)

The Company pays the Business Manager an annual business management fee equal to 0.65% of its “average invested assets”. The fee is payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. For the year ended December 31, 2014, the Business Manager was entitled to a business management fee in the amount equal to $1,433, of which $433 was permanently waived. No business management fees were waived for the year ended December 31, 2015 or 2016.

(g)

During the years ended December 31, 2015 and 2014, the Sponsor contributed $3,283 and $640, respectively, to the Company.  The Sponsor has not received, and will not receive, any additional shares of the Company’s common stock for making these contributions.  There is no assurance that the Sponsor will continue to contribute any additional monies.

NOTE 13 – OPERATING LEASES

Minimum lease payments to be received under operating leases including ground leases, as of December 31, 2016 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2017	$87,180
2018	80,555
2019	72,983
2020	66,795
2021	61,303
Thereafter	264,342
Total	$633,158

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

The remaining lease terms range from less than one year to 20 years. Most of the revenue from the Company’s properties consists of rents received under long-term operating leases. Most leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and comprehensive loss. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and comprehensive loss.

NOTE 14 – QUARTERLY SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

The following represents the results of operations, for each quarterly period, during 2016 and 2015.

	2016
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$30,921	$30,903	$30,295	$29,379
Net loss	$(459)	$(961)	$(2,300)	$(4,241)
Net loss per common share, basic and diluted (1)	$(0.01)	$(0.01)	$(0.03)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted (1)	88,137,697	87,685,402	87,169,126	86,635,010

	2015
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$26,826	$19,762	$18,282	$11,672
Net loss	$(9,051)	$(262)	$(3,500)	$(623)
Net loss per common share, basic and diluted (1)	$(0.11)	$—	$(0.05)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted (1)	85,564,146	76,111,571	66,130,000	49,092,127

(1)	Quarterly net loss per common share amounts may not total the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

NOTE 15 – SUBSEQUENT EVENTS

Distributions

The Company’s board of directors declared monthly distributions payable to stockholders of record each day beginning on the close of business on January 1, 2017 through the close of business on April 30, 2017. Through that date, distributions were declared in a daily amount equal to $0.001643836 per share, based upon a 365-day period, which equates to $0.60 per share per year or a 6.652% annualized rate based on the Company’s estimated value of $9.02 per share.  Distributions were paid monthly in arrears, as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
December 2016	January 2017	$4,488	$2,336	258,957	$2,152
January 2017	February 2017	$4,505	$2,334	258,764	$2,171
February 2017	March 2017	$4,077	$2,110	233,895	$1,967

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Dollar amounts in thousands, except per share amounts)

2017 Acquisitions

The Company purchased the following property from an unaffiliated third party subsequent to December 31, 2016:

Date Acquired	Property Name	Location	Square Footage	Purchase Price
1/27/2017	Wilson Marketplace	Wilson, NC	311,030	$40,799
		Total	311,030	$40,799

Due to the timing of the acquisition, the purchase price allocation for assets acquired and liabilities assumed at acquisition date and pro forma financial information are not being presented as the information was not available at the time of this filing.

INLAND REAL ESTATE INCOME TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2016

(Dollar amounts in thousands)

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encum- brance	Land	Buildings and Improve- ments	Cost Capita- lized Subse- quent to Acquisi- tions	Land(C)	Buildings and Improve- ments (C)	Total (C)	Accumu- lated Deprecia- tion (E)	Date Con- structed	Date Acquired	Depre- ciable Lives
2727 Iowa St (D)	$—	$2,154	$16,079	$(107)	$2,154	$15,972	$18,126	$(721)	2014-2015	2015	15-30
Lawrence, KS
Blossom Valley Plaza (D)	—	9,515	11,142	225	9,515	11,367	20,882	(496)	1988	2015	15-30
Turlock, CA
Branson Hills Plaza	—	3,787	6,039	—	3,787	6,039	9,826	(463)	2005	2014	15-30
Branson, MO
Coastal North Town Center	43,680	13,725	49,673	(331)	13,725	49,342	63,067	(1,198)	2014	2016	15-30
Myrtle Beach, SC
Dixie Valley	6,798	2,807	9,053	949	2,807	10,002	12,809	(785)	1988	2014	15-30
Louisville, KY
Dogwood Festival	24,352	4,500	41,865	146	4,500	42,011	46,511	(3,804)	2002	2014	5-30
Flowood, MO
Dollar General	559	159	857	—	159	857	1,016	(128)	2012	2012	15-30
Brooks, GA
Dollar General	482	69	761	—	69	761	830	(113)	2012	2012	15-30
Daleville, AL
Dollar General	520	148	780	—	148	780	928	(121)	2012	2012	15-30
East Brewton, AL
Dollar General (Hamilton)	621	100	986	—	100	986	1,086	(147)	2012	2012	15-30
LaGrange, GA
Dollar General (Wares Cross)	681	248	943	—	248	943	1,191	(141)	2012	2012	15-30
LaGrange, GA
Dollar General	695	273	939	—	273	939	1,212	(146)	2012	2012	15-30
Madisonville, TN
Dollar General	631	249	841	—	249	841	1,090	(126)	2012	2012	15-30
Maryville, TN
Dollar General	602	208	836	—	208	836	1,044	(125)	2012	2012	15-30
Mobile, AL
Dollar General	586	200	818	—	200	818	1,018	(120)	2012	2012	15-30
Newport, TN
Dollar General	847	324	1,178	—	324	1,178	1,502	(183)	2012	2012	15-30
Robertsdale, AL
Dollar General	531	119	805	—	119	805	924	(120)	2012	2012	15-30
Valley, AL
Dollar General	692	272	939	—	272	939	1,211	(146)	2012	2012	15-30
Wetumpka, AL
Eastside Junction	6,270	2,411	8,393	—	2,411	8,393	10,804	(570)	2008	2015	15-30
Athens, AL
Fairgrounds Crossing	13,453	6,069	22,637	—	6,069	22,637	28,706	(1,436)	2008	2015	15-30
Hot Springs, AR
Fox Point Plaza	10,836	3,518	12,681	494	3,518	13,175	16,693	(930)	2008	2014	15-30
Neenah, WI
Frisco Marketplace (D)	—	6,618	3,315	—	6,618	3,315	9,933	(267)	2002	2015	15-30
Frisco, TX
Green Tree Shopping Center	13,100	7,218	17,846	(162)	7,218	17,684	24,902	(1,144)	1997	2015	5-30
Katy, TX

Harris Plaza (D)	—	6,500	19,403	131	6,500	19,534	26,034	(1,716)	2001-2008	2014	15-30
Layton, UT
Harvest Square	6,800	2,186	9,330	40	2,186	9,370	11,556	(728)	2008	2014	15-30
Harvest, AL
Heritage Square	4,460	2,028	5,538	232	2,028	5,770	7,798	(420)	2010	2014	15-30
Conyers, AL
Kroger - Copps Grocery Store (D)	—	1,440	11,799	—	1,440	11,799	13,239	(869)	2012	2014	15-30
Stevens Point, WI
Kroger - Pick n Save Center	9,561	3,150	14,283	—	3,150	14,283	17,433	(1,253)	2011	2014	15-30
West Bend, WI
Lakeside Crossing	9,910	1,460	16,999	54	1,460	17,053	18,513	(1,597)	2013	2014	15-30
Lynchburg, VA
Landing at Ocean Isle Beach (D)	—	3,053	7,081	39	3,053	7,120	10,173	(610)	2009	2014	15-30
Ocean Isle, NC
Mansfield Pointe	14,200	5,350	20,002	—	5,350	20,002	25,352	(2,043)	2008	2014	15-30
Mansfield, TX
Marketplace at El Paseo	38,000	16,390	46,971	(253)	16,390	46,718	63,108	(1,961)	2014	2015	15-30
Fresno, CA
Marketplace at Tech Center	47,550	10,684	68,580	(140)	10,684	68,440	79,124	(2,425)	2015	2015	15-30
Newport News, VA
MidTowne Shopping Center	20,725	8,810	29,699	206	8,810	29,905	38,715	(2,958)	2005/2008	2014	5-30
Little Rock, AR
Milford Marketplace	18,727	—	35,867	39	—	35,906	35,906	(1,602)	2007	2015	15-30
Milford, CT
Newington Fair (D)	—	7,833	8,329	331	7,833	8,660	16,493	(1,572)	1994/2009	2012	15-30
Newington, CT
North Hills Square	5,525	4,800	5,493	—	4,800	5,493	10,293	(578)	1997	2014	15-30
Coral Springs, FL
Oquirrh Mountain Marketplace (D)	—	4,254	14,467	(184)	4,254	14,283	18,537	(585)	2014-2015	2015	15-30
Jordan, UT
Oquirrh Mountain Marketplace Phase II (D)	—	1,403	3,727	(54)	1,403	3,673	5,076	(80)	2014-2015	2016	15-30
Jordan, UT
Park Avenue Shopping Center	14,062	5,500	16,365	2,881	5,500	19,246	24,746	(1,819)	2012	2014	15-30
Little Rock, AR
Plaza at Prairie Ridge (D)	—	618	2,305	—	618	2,305	2,923	(151)	2008	2015	15-30
Pleasant Prairie, WI
Prattville Town Center	15,930	5,336	27,672	90	5,336	27,762	33,098	(1,784)	2007	2015	15-30
Prattville, AL
Regal Court	26,000	5,873	41,181	861	5,873	42,042	47,915	(2,638)	2008	2015	5-30
Shreveport, LA
Settlers Ridge	76,533	25,961	98,157	114	25,961	98,271	124,232	(4,614)	2011	2015	15-30
Pittsburgh, PA
Shoppes at Lake Park (D)	—	2,285	8,527	—	2,285	8,527	10,812	(594)	2008	2015	15-30
West Valley City. UT
Shoppes at Market Pointe	13,700	12,499	8,388	333	12,499	8,721	21,220	(668)	2006-2007	2015	15-30
Papillion, NE
Shoppes at Prairie Ridge	15,591	7,521	22,468	170	7,521	22,638	30,159	(1,617)	2009	2014	15-30
Pleasant Prairie, WI
The Shoppes at Branson Hills	26,593	4,418	37,229	659	4,418	37,888	42,306	(2,668)	2005	2014	15-30
Branson, MO
Shops at Hawk Ridge (D)	—	1,329	10,341	239	1,329	10,580	11,909	(687)	2009	2015	5-30
St. Louis, MO
Treasure Valley (D)	—	3,133	12,000	—	3,133	12,000	15,133	(717)	2014	2015	15-30
Nampa, ID
Village at Burlington Creek	17,723	10,789	19,385	278	10,789	19,663	30,452	(861)	2007 & 2015	2015	5-30

Kansas City, MO
Walgreens Plaza	4,650	2,624	9,683	162	2,624	9,845	12,469	(639)	2011	2015	15-30
Jacksonville, NC
Wedgewood Commons	15,260	2,220	26,577	30	2,220	26,607	28,827	(2,805)	2009-2013	2013	5-30
Olive Branch, MS
Whispering Ridge (D)	—	4,121	10,418	10	4,121	10,428	14,549	(657)	2007	2015	5-30
Omaha, NE
White City	49,400	18,961	70,423	1,186	18,961	71,609	90,570	(4,411)	2013	2015	15-30
Shrewsbury, MA
Yorkville Marketplace (D)	—	4,990	13,928	332	4,990	14,260	19,250	(874)	2002 & 2007	2015	15-30
Yorkville, IL
Total:	$576,836	$262,210	$962,021	$9,000	$262,210	$971,021	$1,233,231	$(62,631)

Notes:

(A)	The initial cost to the Company represents the original purchase price of the property.
(B)	The aggregate cost of real estate owned at December 31, 2016 and 2015 for federal income tax purposes was approximately $1,364,864 and $1,265,000, respectively (unaudited).
(C)	Reconciliation of real estate owned:
	2016	2015	2014
Balance at January 1,	$1,161,437	$414,463	$58,327
Acquisitions	68,977	743,893	356,154
Improvements, net of master lease	2,817	3,081	(18)
Balance at December 31,	$1,233,231	$1,161,437	$414,463
(D)	These properties serve as security for our Credit Facility.
(E)	Reconciliation of accumulated depreciation:

Balance at January 1,	$27,545	$6,236	$808
Depreciation expense	35,086	21,309	5,428
Balance at December 31,	$62,631	$27,545	$6,236

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website free of charge at inland-investments.com/inland-income-trust. We will provide the code of ethics free of charge upon request to our investor services group.

Item 11.	Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year and is incorporated by reference into this Item 12.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year and is incorporated by reference into this Item 13.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 14.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	List of documents filed as part of this report:
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)	Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2016 is submitted herewith.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Daniel L. Goodwin	Director and Chairman of the Board	March 15, 2017
Name:	Daniel L. Goodwin

By:	/s/ Mitchell A. Sabshon	Director, President and Chief Executive Officer (principal executive officer)	March 15, 2017
Name:	Mitchell A. Sabshon

By:	/s/ Catherine L. Lynch	Chief Financial Officer (co-principal financial officer)	March 15, 2017
Name:	Catherine L. Lynch

By:	/s/ David Z. Lichterman	Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)	March 15, 2017
Name:	David Z. Lichterman

By:	/s/ Lee A. Daniels	Director	March 15, 2017
Name:	Lee A. Daniels

By:	/s/ Stephen Davis	Director	March 15, 2017
Name:	Stephen Davis

By:	/s/ Gwen Henry	Director	March 15, 2017
Name:	Gwen Henry

By:	/s/ JoAnn M. McGuinness	Director	March 15, 2017
JoAnn M. McGuinness

By:	/s/ Bernard J. Michael	Director	March 15, 2017
Name:	Bernard J. Michael

EXHIBIT INDEX

Exhibit No.	Description

3.1

Second Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

3.2

Second Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to  the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 13, 2015 (file number 000-55146))

4.1

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 9, 2015 (file number 000-55146))

4.2

Share Repurchase Program (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on August 2, 2012 (file number 333-176775))

10.1

Business Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.2

Master Real Estate Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and Inland National Real Estate Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.3

Assignment and Assumption of Master Management Agreement, effective January 1, 2016, by and between Inland National Real Estate Services, LLC and Inland Commercial Real Estate Services LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2016 (file number 000-55146))

10.4

Master Real Estate Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and Inland National Real Estate Services II, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.5

Assignment and Assumption of Master Management Agreement, effective January 1, 2016, by and between Inland National Real Estate Services II, LLC and Inland Commercial Real Estate Services LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2016 (file number 000-55146))

10.6

Investment Advisory Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc., IREIT Business Manager & Advisor, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.7

License Agreement, by and between The Inland Real Estate Group, Inc. and Inland Real Estate Income Trust, Inc., effective as of August 24, 2011 (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 25, 2012 (file number 333-176775))

10.8

Purchase and Sale Agreement, dated September 16, 2014, by and among Inland Real Estate Income Trust, Inc. and the subsidiaries of Kite Realty Group Trust party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 19, 2014 (file number 000-55146))

Exhibit No.	Description

10.9

Assignment and Assumption of Leases and Security Deposits, dated as of November 21, 2014, by and between KRG OCEAN ISLE BEACH LANDING, LLC and IREIT OCEAN ISLE BEACH LANDING, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 28, 2014 (file number 000-55146))

10.10

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

10.11

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

10.12

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

10.13

First Amended and Restated Promissory Note (Branson Hills), dated as of December 15, 2014, issued by IREIT BRANSON HILLS, L.L.C. in favor of PNC BANK, NATIONAL ASSOCIATION (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.14

Replacement Guaranty of Payment and Recourse Obligations (Branson Hills), dated as of December 15, 2014, by INLAND REAL ESTATE INCOME TRUST, INC. in favor of PNC BANK, NATIONAL ASSOCIATION (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.15

Assignment and Assumption of Leases and Security Deposits (Harvest Square), dated as of December 15, 2014, by and between KRG HARVEST SQUARE, LLC and IREIT HARVEST SQUARE, L.L.C. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.16

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

10.17

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

10.18

Guaranty of Recourse Obligations of Borrower (Harvest Square), dated as of December 15, 2014, by INLAND REAL ESTATE INCOME TRUST, INC. in favor of PNC BANK, NATIONAL ASSOCIATION (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.19

General Assignment and Assumption Agreement (Prairie Ridge), dated as of December 15, 2014, by and between KRG PLEASANT PRAIRIE RIDGE, LLC and IREIT PLEASANT PRAIRIE RIDGE, L.L.C. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

10.20

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

10.21

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

10.22

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

10.31

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

10.35

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

10.36

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

10.37

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

10.38

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

10.39

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

10.40

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

10.41

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

10.43

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

10.44

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

10.45

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
10.46

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

10.47

Assignment and Assumption of Leases and Security Deposits (Walgreens Plaza), dated as of March 16, 2015, by and between KRG JACKSONVILLE RICHLANDS, LLC and IREIT JACKSONVILLE RICHLANDS, L.L.C. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.48

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

10.49

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

10.50

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

10.51

Assignment and Assumption of Leases and Security Deposits (Fairgrounds Crossing), dated as of March 16, 2015, by and between KRG HOT SPRINGS FAIRGROUNDS, LLC and IREIT HOT SPRINGS FAIRGROUNDS, L.L.C. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.52

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

10.53

Assignment and Assumption of Leases and Security Deposits (Hawk Ridge), dated as of March 16, 2015, by and between KRG LAKE ST. LOUIS HAWK RIDGE, LLC and IREIT LAKE ST. LOUIS HAWK RIDGE, L.L.C. (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.54

Assignment and Assumption of Leases and Security Deposits (Whispering Ridge), dated as of March 16, 2015, by and between KRG OMAHA WHISPERING RIDGE, LLC, and RE INCOME OMAHA WHISPERING RIDGE, L.L.C. (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.55

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

10.56

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

10.59

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

10.61

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

10.62

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

10.63

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

10.64

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

10.65

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
10.66

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

10.67

Assignment of Partnership Interest, dated October 1, 2015, by and between Inland Real Estate Income Trust, Inc. and CBL/Settlers Ridge GP, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.68

Assignment of Partnership Interest, dated October 1, 2015, by and between Inland Real Estate Income Trust, Inc. and CBL/Settlers Ridge LP, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.69

Assignment of Partnership Interest, dated October 1, 2015, by and between Inland Real Estate Income Trust, Inc. and Settlers Ridge Management GP, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.70

Assignment of Partnership Interest, dated October 1, 2015, by and between Inland Real Estate Income Trust, Inc. and Settlers Ridge Management LP, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.71

Loan Agreement, dated December 3, 2015, by and between IREIT Pittsburgh Settlers Ridge, L.L.C. and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.72

Promissory Note, dated December 3, 2015, issued by IREIT Pittsburgh Settlers Ridge, L.L.C. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.73

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

10.74

Assignment of Leases, effective December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.75

Guaranty of Recourse Obligations, dated December 3, 2015, by Inland Real Estate Income Trust, Inc. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.76

Unsecured Indemnity Agreement, dated December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. and Inland Real Estate Income Trust, Inc. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.77

Employee and Director Restricted Share Plan of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 17, 2016 (file number 000-55146))

10.78	Form of Restricted Share Award Agreement*

10.79	Form of Restricted Share Unit Award Agreement*

10.80	Inland Real Estate Income Trust, Inc. Director Deferred Compensation Plan*

Exhibit No.	Description

10.81	Form of Deferred Compensation Election – Eligible Cash Compensation*

10.82	Form of Deferred Compensation Election – Eligible Stock Compensation*

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

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017, is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Annual Report on Form 10-K.