Form 10-Q
period 2017-03-31
Inland Real Estate Income Trust, Inc.
filed 2017-05-03
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of April 26, 2017, there were 88,850,052 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollar amounts in thousands, except per share amounts)

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Assets:
Investment properties:
Land	$273,365	$262,210
Building and other improvements	999,569	971,021
Total	1,272,934	1,233,231
Less accumulated depreciation	(71,766)	(62,631)
Net investment properties	1,201,168	1,170,600
Cash and cash equivalents	16,280	10,861
Investment in unconsolidated entity	126	126
Accounts and rent receivable	10,904	11,671
Acquired lease intangible assets, net	150,776	150,108
Deferred costs, net	821	683
Other assets	13,391	13,511
Total assets	$1,393,466	$1,357,560

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$649,534	$606,025
Accounts payable and accrued expenses	8,861	7,270
Distributions payable	4,523	4,488
Acquired intangible liabilities, net	66,104	63,474
Deferred investment property acquisition obligations	3,077	6,856
Due to related parties	3,392	2,663
Other liabilities	13,063	12,330
Total liabilities	748,554	703,106

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 88,593,002 and 88,155,707 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	89	88
Additional paid in capital (net of offering costs of $87,059 as of March 31, 2017 and December 31, 2016)	796,526	792,478
Accumulated distributions and net loss	(155,326)	(140,417)
Accumulated other comprehensive income	3,623	2,305
Total stockholders’ equity	644,912	654,454
Total liabilities and stockholders’ equity	$1,393,466	$1,357,560

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Income:
Rental income	$24,412	$22,586
Tenant recovery income	7,137	6,708
Other property income	58	85
Total income	31,607	29,379

Expenses:
Property operating expenses	5,454	5,088
Real estate tax expense	4,169	3,537
General and administrative expenses	1,099	1,423
Acquisition related costs	71	161
Business management fee	2,259	2,049
Depreciation and amortization	14,585	16,085
Total expenses	27,637	28,343

Operating income	3,970	1,036

Interest expense	(5,801)	(5,378)
Interest and other income	27	101
Net loss	$(1,804)	$(4,241)

Net loss per common share, basic and diluted	$(0.02)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	88,570,899	86,635,010

Comprehensive loss:
Net loss	$(1,804)	$(4,241)
Unrealized gain (loss) on derivatives	486	(6,626)
Reclassification adjustment for amounts included in net loss	832	1,000
Comprehensive loss	$(486)	$(9,867)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited, dollar amounts in thousands)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2016	88,155,707	$88	$792,478	$(140,417)	$2,305	$654,454

Distributions declared	—	—	—	(13,105)	—	(13,105)
Proceeds from distribution reinvestment plan	751,616	1	6,779	—	—	6,780
Shares repurchased	(314,321)	—	(2,737)	—	—	(2,737)
Unrealized gain on derivatives	—	—	—	—	486	486
Reclassification adjustment for amounts included in net loss	—	—	—	—	832	832
Equity based compensation	—	—	6	—	—	6
Net loss	—	—	—	(1,804)	—	(1,804)
Balance at March 31, 2017	88,593,002	$89	$796,526	$(155,326)	$3,623	$644,912

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,804)	$(4,241)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,585	16,085
Amortization of debt issuance costs and mortgage premiums, net	290	193
Amortization of acquired market leases, net	(514)	(55)
Amortization of equity based compensation	6	—
Straight-line income, net	(342)	(543)
Payment of leasing fees	(255)	(89)
Other non-cash adjustments	(17)	(209)
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,394	(41)
Accounts and rent receivable	1,312	(506)
Due to related parties	788	(5,964)
Other liabilities	1,266	(398)
Other assets	430	429
Net cash flows provided by operating activities	17,139	4,661

Cash flows from investing activities:
Purchase of investment properties	(41,556)	(534)
Capital expenditures	(707)	(2,884)
Other assets and restricted escrows	196	2,169
Net cash flows used in investing activities	(42,067)	(1,249)

Cash flows from financing activities:
Payment of credit facility	(2,000)	(85,000)
Proceeds from credit facility	45,500	—
Proceeds from mortgages payable	—	56,727
Payment of mortgages payable	(44)	(11,956)
Proceeds from the distribution reinvestment plan	6,780	6,924
Shares repurchased	(2,803)	(1,897)
Payment of offering costs	—	(201)
Distributions paid	(13,070)	(12,910)
Payment of deferred investment property acquisition obligations	(3,779)	(3,375)
Payment of debt issuance costs	(237)	(587)
Net cash flows provided by (used in) financing activities	30,347	(52,275)

Net increase (decrease) in cash and cash equivalents	5,419	(48,863)
Cash and cash equivalents at beginning of the period	10,861	83,843
Cash and cash equivalents, at end of period	$16,280	$34,980

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$11,155	$—
Building and improvements	27,475	449
Acquired in place lease intangibles	4,945	85
Acquired above market lease intangibles	2,139	—
Acquired below market lease intangibles	(4,141)	—
Assumed liabilities	(17)	—
Purchase of investment properties	$41,556	$534

Cash paid for interest	$5,696	$4,833

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$4,523	$4,412

Accrued offering costs payable	$—	$2

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited, dollar amounts in thousands, except per share amounts)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2016, which are included in the Company’s 2016 Annual Report, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report.

NOTE 1 – ORGANIZATION

The Company was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. To date, the Company has focused on acquiring retail properties. The Company entered into a Business Management Agreement with IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company.

At March 31, 2017, the Company owned 57 retail properties, totaling 6,655,965 square feet.  The properties are located in 23 states.  At March 31, 2017, the portfolio had a weighted average physical occupancy of 94.5% and economic occupancy of 95.4%. Economic occupancy excludes square footage associated with an earnout component.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 15, 2017, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2017.

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

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new update will require that amounts described as restricted cash and restricted cash equivalents be included in beginning and ending-of-period reconciliation of cash shown on the statement of cash flows. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. At March 31, 2017 and December 31, 2016, restricted cash of $5,416 and $5,996, respectively, was classified as other assets on the Company’s consolidated balance sheets and the Company does not believe that the adoption of ASU No. 2016-18 will have a material impact on its consolidated financial statements and related disclosures.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 supersedes the previous leases standard, Leases (Topic 840). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company continues to analyze the effect of implementing this guidance, developing an inventory of all leases and identifying any non-lease components in its lease arrangements. The Company is evaluating the impact of implementing the new standard on its consolidated financial statements both from the perspective of lessee and lessor.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted but not prior to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company continues analyzing the effect of implementing this guidance, including identifying each of the revenue streams and evaluating potential process changes necessary to meet the standard’s reporting and disclosure requirements. The Company intends to implement the standard retrospectively with the cumulative effect (if any) recognized in retained earnings at the date of initial application.

NOTE 3 – EQUITY

The Company was authorized to sell up to 150,000,000 shares of common stock at $10 per share in an initial public “best efforts” offering (the “Offering”) which commenced on October 18, 2012 and concluded on October 16, 2015.  The Company issued 83,835,055 shares of common stock generating gross proceeds of $834,399 from the Offering.  As of March 31, 2017, there were 88,593,002 shares of common stock outstanding including 6,596,137 shares issued through the distribution reinvestment plan (“DRP”), net of 1,838,190 shares repurchased through the share repurchase program (“SRP”).

On March 29, 2017 the Company’s board of directors determined an estimated per share net asset value (the “Estimated Per Share NAV”) of the Company’s common stock of $9.05 as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on March 30, 2017.  The Company’s previously estimated per share net asset value of $9.02 was established on April 7, 2016.

The Company provides the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

The Company provides existing stockholders with the option to purchase additional shares from the Company by automatically reinvesting distributions through the DRP, subject to certain share ownership restrictions. The Company does not pay any selling commissions or a marketing contribution and due diligence expense allowance in connection with the DRP. Pursuant to the DRP, the price per share for shares of common stock purchased under the DRP is equal to the estimated value of a share, as determined by the Company’s board of directors and reported by the Company from time to time, until the shares become listed for trading, if a listing occurs, assuming that the DRP has not been terminated or suspended in connection with such listing. Prior to April 7, 2016 shares were sold through the DRP at a price of $9.50 per share.  Subsequently, shares were sold through the DRP at a price of $9.02 until March 30, 2017, when the Company reported a new Estimated Per Share NAV. Accordingly, under the DRP, beginning with reinvestments made on and after March 30, 2017, and until the Company announces a new estimated per share net asset value, distributions may be reinvested for shares of the Company’s common stock at a price equal to $9.05 per share.

Distributions reinvested through the DRP were $6,780 and $6,924 for the three months ended March 31, 2017 and 2016, respectively.

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

Pursuant to the SRP, the Company may repurchase shares at prices ranging from 92.5% of the “share price,” as defined in the SRP, for stockholders who have owned shares for at least one year to 100% of the “share price” for stockholders who have owned shares for at least four years. For repurchases sought upon a stockholder’s death or qualifying disability, the Company may repurchase shares at a price equal to 100% of the “share price.” As used in the SRP, “share price” means the lesser of (1) the offering price of the Company’s shares in the Offering (unless the shares were purchased at a discount from that price, and then that purchase price), reduced by any distributions of net sale proceeds that the Company designates as constituting a return of capital; or (2) the most recently disclosed estimated value per share. Accordingly, under the SRP, beginning with repurchases on and after March 30, 2017, and until we announce a new Estimated Per Share NAV, the “share price” will be equal to $9.05 per share.

Repurchases through the SRP were $2,737 and $2,371 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, the Company’s liability related to the SRP was $1,382 and $1,448, respectively, recorded in other liabilities on the Company’s consolidated balance sheets.

NOTE 4 – ACQUISITIONS

2017 Acquisitions

During the three months ended March 31, 2017, the Company, through its wholly owned subsidiary, acquired the property listed below from an unaffiliated third party and financed entirely the acquisition with proceeds from its credit agreement with KeyBanc Capital Markets Inc. (the “Credit Facility”).

Date Acquired	Property Name	Location	Property Type	Square Footage	Purchase Price
1st Quarter
1/27/2017	Wilson Marketplace	Wilson, NC	Multi-Tenant Retail	311,030	$40,799
				311,030	$40,799

The above acquisition was accounted for as an asset acquisition. For the three months ended March 31, 2017, the Company incurred $788 of total acquisition costs and fees, $717 of which are capitalized as the acquisition of net investment properties in the accompanying consolidated balance sheets and $71 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss. The Company incurred $161 during the three months ended March 31, 2016 of acquisition, dead deal and transaction related costs, including changes to initial assumptions related to deferred investment property acquisition obligations (See Note 9 – “Commitments and Contingencies”) that were recorded in acquisition related costs in the consolidated statements of operations and comprehensive loss related to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

For properties acquired during the three months ended March 31, 2017, the Company recorded revenue of $735 and property net income of $218, which excludes expensed acquisition related costs.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table presents certain additional information regarding the Company’s acquisitions during the three months ended March 31, 2017. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Three Months Ended March 31,
2017
Land	$11,155
Building and improvements	27,475
Acquired lease intangible assets, net	7,084
Acquired intangible liabilities, net	(4,141)
Assumed liabilities, net	(17)
Total	$41,556

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Intangible assets:
Acquired in place lease value	$164,624	$159,679
Acquired above market lease value	$39,318	$37,179
Accumulated amortization	$(53,166)	$(46,750)
Acquired lease intangibles, net	$150,776	$150,108
Intangible liabilities:
Acquired below market lease value	$71,103	$66,962
Above market ground lease	$5,169	$5,169
Accumulated amortization	$(10,168)	$(8,657)
Acquired intangible liabilities, net	$66,104	$63,474

As of March 31, 2017, the weighted average amortization periods for acquired in place lease, above market lease intangibles, below market lease intangibles and above market ground leases are 10, 13, 19 and 55 years, respectively.

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

As of March 31, 2017, no amount has been allocated to customer relationship value.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Amortization pertaining to acquired in place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

	Three Months Ended March 31,
Amortization recorded as amortization expense:	2017	2016
Acquired in place lease value	$5,419	$7,297
Amortization recorded as a reduction to property operating expense:
Above market ground lease	$23	$23
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(997)	$(1,202)
Acquired below market leases	1,488	1,257
Net rental income increase	$491	$55

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2017 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases	Above Market Ground Lease
2017 (remainder of year)	$15,516	$2,988	$(3,493)	$(70)
2018	$18,687	$3,449	$(4,495)	$(94)
2019	$16,850	$3,084	$(4,350)	$(94)
2020	$14,015	$2,745	$(4,139)	$(94)
2021	$11,459	$2,676	$(3,920)	$(94)
Thereafter	$43,013	$16,294	$(40,679)	$(4,582)
Total	$119,540	$31,236	$(61,076)	$(5,028)

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of March 31, 2017 and December 31, 2016, the Company had the following mortgages and credit facility payable:

	March 31, 2017		December 31, 2016
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate

Fixed rate mortgages payable	$178,301	4.31%	$178,345	4.31%
Variable rate mortgages payable with swap agreements	354,488	3.43%	354,488	3.42%
Variable rate mortgages payable	44,003	2.71%	44,003	2.50%
Mortgages payable	$576,792	3.65%	$576,836	3.62%
Credit facility payable	74,500	2.34%	31,000	2.26%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$651,292	3.50%	$607,836	3.55%
Add: Unamortized mortgage premiums	2,857		3,080
Less: Unamortized debt issuance costs	(4,615)		(4,891)
Total debt	$649,534		$606,025

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $651,292 and $607,836 as of March 31, 2017 and December 31, 2016, respectively, and its estimated fair value was $639,238 and $595,404 as of March 31, 2017 and December 31, 2016, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

As of March 31, 2017, scheduled principal payments and maturities on the Company’s debt were as follows:

	March 31, 2017
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2017 (remainder of the year)	$195	$6,271	$—	$6,466
2018	205	15,260	—	15,465
2019	215	152,450	74,500	227,165
2020	897	—	—	897
2021	1,531	82,740	—	84,271
Thereafter	1,577	315,451	—	317,028
Total	$4,620	$572,172	$74,500	$651,292

Credit Facility Payable

On September 30, 2015, the Company entered into a Credit Facility for $100,000. The Company has an accordion feature to increase available borrowings up to $400,000, subject to certain conditions. The Credit Facility matures on September 30, 2019.  The Company has a one year extension option which it may exercise as long as there is no existing default, it is in compliance with all covenants and it pays an extension fee equal to 0.15% of the commitment amount being extended, as defined. In 2016, the Company amended its Credit Facility to, among other matters, increase the aggregate commitment under the Credit Facility by $10,000 to $110,000. At March 31, 2017, the interest rate on the Credit Facility was 2.34%. As of March 31, 2017, the Company had $35,500 available for borrowing under the Credit Facility.

The Credit Facility requires compliance with certain covenants, as amended, including a minimum tangible net worth requirement, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due.  The Company is in compliance with all financial covenants related to the Credit Facility.

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2017, the Company was current on all of the payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of March 31, 2017, the weighted average years to maturity for the Company’s mortgages payable was approximately 5.2 years.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s interest rate swap contracts outstanding as of March 31, 2017.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at March 31, 2017
Assets
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	$49,400	$400
July 8, 2015	August 1, 2015	May 22, 2019	1.43%	1,426	2
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	50
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	129
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	539
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	1,569
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	2,108
August 29, 2016	October 21, 2016	December 15, 2019	1.07%	10,837	158
				$217,693	$4,955
Liabilities
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	$24,352	$(173)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	9,561	(87)
December 16, 2014	December 16, 2014	May 9, 2017	1.13%	10,150	(2)
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	5,525	(81)
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(32)
May 23, 2014	May 1, 2015	May 22, 2019	2.00%	8,484	(89)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	14,200	(177)
June 6, 2014	June 1, 2015	May 8, 2019	2.15%	11,684	(158)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	20,725	(269)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(219)
				$136,795	$(1,287)

(a)   Receive floating rate index based upon 1 month LIBOR. At March 31, 2017, the 1 month LIBOR was 0.98%.

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.

	March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap agreements	Other assets	$4,955	Other assets	$4,250
Interest rate swap agreements	Other liabilities	$1,287	Other liabilities	$1,909

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of comprehensive income (loss).  The ineffective portion of the change in fair value, if any, is recognized directly in earnings. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2017	2016
Effective portion of derivatives	$486	$(6,626)
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$832	$1,000
Ineffective portion of derivatives	$9	$93

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next twelve months is approximately $1,634.

NOTE 7 – DISTRIBUTIONS

The Company currently pays distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.001643836 per share, which equates to $0.60 per share per year, based upon a 365-day year.  The table below presents the distributions paid and declared during the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Distributions paid	$13,070	$12,910
Distributions declared	$13,105	$12,925

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss in the three months ended March 31, 2017, 2,832 shares were excluded from the computation of diluted EPS, because they would have been antidilutive. The Company had a net loss in the three months ended March 31, 2016, and there were no common stock equivalents outstanding. Therefore, there were no antidilutive restricted shares or units at March 31, 2016.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation (“Earnout liability”). The maximum potential earnout payment was $10,172 at March 31, 2017.

The table below presents the change in the Company’s Earnout liability for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Earnout liability-beginning of period	$6,856	$18,871
Increases:
Amortization expense	—	296
Decreases:
Earnout payments	$(3,779)	(3,472)
Earnout liability – end of period	$3,077	$15,695

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

NOTE 10 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units were issued to non-employee directors as compensation. Each restricted share and restricted share unit entitle the holder to receive one common share when it vests. Restricted shares and restricted share units are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares and restricted share units are amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $6, in the aggregate, for the three months ended March 31, 2017. As of March 31, 2017, the Company had $20 of unrecognized compensation cost related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.5 years.

A summary table of the status of the restricted shares and restricted share units is presented below:

	Restricted Shares	Restricted Share Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,326	1,150	$40	$40
Granted	—	18	—	—
Vested	—	—	—	—
Converted	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2017	3,326	1,168	$40	$40

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, retail real estate, for the three months ended March 31, 2017 and 2016.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The Company is a member of a limited liability company formed as an insurance association captive (“Captive”), which is owned by the Company, IRC Retail Centers LLC, InvenTrust Properties Corp. and Retail Properties of America, Inc.  The Company recorded its investment in investment in unconsolidated entity in the accompanying consolidated balance sheets. The Company’s share of net income from its investment is based on the ratio of each member’s premium contribution to the venture.

In 2016, the Company received $126 representing a portion of its undistributed retained earnings in the Captive. The Captive submitted a formal plan to wind up its business affairs, which was approved by the state insurance regulator.  The Captive continues to work with its members with the goal of concluding its business affairs as soon as possible and currently anticipates completing in 2017. As of the date of this report, the Company is unable to determine if there will be any additional liability for any proportional cost associated with the termination of the Captive, which has not been previously identified.

The Company owns 1,000 shares of common stock in The Inland Real Estate Group of Companies, Inc. with a recorded value of $1 at March 31, 2017 and December 31, 2016. This amount is included in other assets in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2017 and 2016. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended March 31,		Unpaid amounts as of
		2017	2016	March 31, 2017	December 31, 2016
General and administrative reimbursements	(a)	$342	$366	$296	$274

Acquisition related costs		$119	$52	$86	$88
Acquisition fees		669	60	669	—
Total acquisition costs and fees	(b)	$788	$112	$755	$88

Real estate management fees		$1,279	$1,075	$—	$—
Construction management fees		28	163	41	53
Leasing fees		41	40	41	89
Total real estate management related costs	(c)	$1,348	$1,278	$82	$142

Business management fees	(d)	$2,259	$2,049	$2,259	$2,159

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

(b)

The Company pays the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired.  The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets.  Of the $788 of total acquisition costs and fees, $691 are capitalized and classified in other assets in the accompanying consolidated balance sheets and $97 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss.  Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(c)

For each property that is managed by Inland Commercial Real Estate Services LLC (the “Real Estate Manager”), the Company pays a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. The Real Estate Manager determines, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by the Real Estate Manager or its affiliates, the Company pays the Real Estate Manager a separate leasing fee. Further, in the event that the Company engages its Real Estate Manager to provide construction management services for a property, the Company pays a separate construction management fee.  Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements in the accompanying consolidated balance sheets. The Company also reimburses the Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of the Real Estate Manager or the Company.  Real estate management fees and reimbursable expenses are included in property operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

(d)

The Company pays the Business Manager an annual business management fee equal to 0.65% of its “average invested assets.” The fee is payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 13 – OPERATING LEASES

Minimum lease payments to be received under operating leases, including ground leases, as of March 31, 2017 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2017 (remainder of year)	$67,982
2018	$83,997
2019	$76,439
2020	$70,047
2021	$64,469
Thereafter	$273,305
Total	$636,239

The remaining lease terms range from less than 1 year to 20 years. Most of the revenue from the Company’s properties consists of rents received under long-term operating leases. Most leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid.

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

NOTE 14 – SUBSEQUENT EVENTS

Distributions

The Company’s board of directors declared monthly distributions payable to stockholders of record each day beginning on the close of business on April 1, 2017 through the close of business on June 30, 2017. Through that date, distributions were declared in a daily amount equal to $0.001643836 per share, which equates to $0.60 per share per year, based upon a 365-day year. Distributions were paid monthly in arrears as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
March 2017	April 2017	$4,523	$2,326	257,049	$2,197
April 2017	May 2017	$4,380	$2,237	247,211	$2,143

Acquisition

The Company purchased the following property from an unaffiliated third party subsequent to March 31, 2017:

Date Acquired	Property Name	Location	Square Footage	Purchase Price
4/3/2017	Pentucket Shopping Center	Plaistow, NH	199,335	$24,500
		Total	199,335	$24,500

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Financing

The Company entered into the following financing subsequent to March 31, 2017:

Date	Property	Interest Rate (stated)	Principal Amount	Maturity Date	Swap Rate
4/26/2017	Wilson Marketplace	LIBOR + 2.15%	$25,059	4/26/2022	4.06%

On April 17, 2017, the Company entered into a third amendment (the “Amendment”) to its Credit Facility.  Among other things, the Amendment changes the consolidated tangible net worth covenant the Company must maintain to $500,000 effective beginning with the fiscal calendar quarter ending March 31, 2017.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 15, 2017, and factors described below:

•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•

If we cannot generate sufficient cash flow from operations to fully fund distributions, some or all of our distributions may be paid from other sources, including from the proceeds of our distribution reinvestment plan (“DRP”), which will reduce the amount of cash we ultimately have to invest in assets;

•	We have incurred net losses on a U.S. GAAP basis for the three months ended March 31, 2017 and 2016 and for the year ended December 31, 2016;
•

There is no established public trading market for our shares, our stockholders may not be able to sell their shares under our share repurchase program (“SRP”) and, if our stockholders are able to sell their shares under the SRP, or otherwise, they may not be able to recover the amount of their investment in our shares;

•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
•

Inland Real Estate Investment Corporation (our “Sponsor”) may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager (as defined below) and Inland Commercial Real Estate Services LLC, referred to herein as our “Real Estate Manager”;

•	We do not have arm’s-length agreements with our Business Manager, our Real Estate Manager or any other affiliates of our Sponsor;
•	We pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of our Sponsor;
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

The following discussion and analysis relates to the three months ended March 31, 2017 and 2016 and as of March 31, 2017 and December 31, 2016. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are principally engaged in owning retail properties throughout the United States. At March 31, 2017, we had total assets of approximately $1.4 billion and owned 57 properties located in 23 states containing approximately 6.7 million square feet.  A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. The portfolio properties generally have occupancy rates above 90% with staggered lease maturity dates and anchor tenants with strong credit ratings.

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

We concluded our “best efforts” offering (the “Offering”) in October 2015. Using available resources, including the DRP and additional financing proceeds, our team is committed to identifying acquisition opportunities that meet our investment strategy and that offer growth potential for our stockholders, namely quality, necessity-based retail centers in markets with projected rent growth. Based upon the growth of our portfolio over the past several years, we anticipate overall property operating performance to continue to increase in 2017 due to the increased number of retail properties owned and future acquisitions.

Company Highlights – Three Months Ended March 31, 2017

Acquisitions

We acquired one investment property in the three months ending March 31, 2017 for approximately $40.8 million. Wilson Marketplace is a 311,030 square foot retail center located in Wilson, North Carolina. We financed the acquisition with proceeds from our credit facility with KeyBanc Capital Markets Inc. (the “Credit Facility”).

Outlook

Demand for necessity-based shopping centers remains high and supply remains low. The U.S. economy is posting balanced growth as households and corporations are modestly reducing their levels of debt (Bureau of Labor Statistics, April 19, 2017). The engine behind this growth is the consumer, reinforced by 76 consecutive months of job gains (Bureau of Labor Statistics, April 19, 2017). With the millennial generation outnumbering the baby boomers, we anticipate potential increased consumer demand as this group ages.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of March 31, 2017
Number of properties	57
Purchase price	$1,383,179
Total square footage	6,655,965
Weighted average physical occupancy	94.5%
Weighted average economic occupancy	95.4%
Weighted average remaining lease term (years)	6.6

The table below presents information for each of our investment properties as of March 31, 2017.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Principal Balance	Interest Rate
Dollar General (12 properties)	Various	111,890	100.0%	100.0%	$7,447	4.33%
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons	Olive Branch, MS	159,258	100.0%	100.0%	15,260	2.81%
Park Avenue	Little Rock, AR	79,131	66.7%	100.0%	14,062	3.67%
North Hills Square	Coral Springs, FL	63,829	98.1%	98.1%	5,525	4.02%
Mansfield Shopping Center	Mansfield, TX	148,529	69.4%	69.4%	14,200	3.90%
Lakeside Crossing	Lynchburg, VA	67,034	93.8%	93.8%	9,910	3.87%
MidTowne Shopping Center	Little Rock, AR	126,288	92.9%	92.9%	20,725	4.06%
Dogwood Festival	Flowood, MS	187,610	93.0%	93.0%	24,352	3.60%
Pick N Save Center	West Bend, WI	86,800	92.9%	92.9%	9,561	3.54%
Harris Plaza (a)	Layton, UT	123,890	90.2%	90.2%	—	—
Dixie Valley	Louisville, KY	119,981	92.4%	92.4%	6,798	3.50%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,220	89.4%	89.4%	—	—
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,606	95.8%	95.8%	15,591	2.73%
Harvest Square	Harvest, AL	70,590	91.2%	91.2%	6,782	4.65%
Heritage Square	Conyers, GA	22,385	87.2%	87.2%	4,460	5.10%
The Shoppes at Branson Hills	Branson, MO	256,329	95.3%	95.3%	26,567	3.51%
Branson Hills Plaza	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza	Neenah, WI	171,121	98.1%	98.1%	10,836	2.92%
Shoppes at Lake Park (a)	West Valley City, UT	52,997	100.0%	100.0%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	97.5%	99.1%	13,100	3.24%
Eastside Junction	Athens, AL	79,700	85.7%	85.7%	6,270	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.7%	98.7%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	100.0%	100.0%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	98.0%	98.0%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	64.9%	64.9%	4,650	5.30%
Whispering Ridge (a)	Omaha, NE	69,676	39.8%	39.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	94.0%	94.0%	—	—
White City	Shrewsbury, MA	257,121	96.8%	96.8%	49,400	3.24%
Treasure Valley (a)	Nampa, ID	133,292	100.0%	100.0%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	74.1%	90.2%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.5%	98.5%	13,700	3.30%
2727 Iowa Street (a)	Lawrence, KS	85,044	100.0%	100.0%	—	—
Settlers Ridge	Pittsburgh, PA	473,821	99.6%	99.6%	76,533	3.70%
Milford Marketplace	Milford, CT	111,720	92.9%	92.9%	18,727	4.02%
Marketplace at El Paseo	Fresno, CA	224,683	96.7%	97.5%	38,000	2.95%
Blossom Valley Plaza (a)	Turlock, CA	111,435	100.0%	100.0%	—	—
The Village at Burlington Creek	Kansas City, MO	158,023	89.1%	89.1%	17,723	4.25%
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	94.5%	94.5%	—	—
Marketplace at Tech Center	Newport News, VA	210,479	93.4%	99.3%	47,550	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,662	95.6%	95.6%	43,680	3.17%
Oquirrh Mountain Marketplace Phase II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace	Wilson, NC	311,030	99.2%	99.2%	—	—
Portfolio total		6,655,965	94.5%	95.4%	$576,792	(b) 3.65%

(a)	Property is pledged as collateral under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in place as of March 31, 2017.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
Dicks Sporting Goods, Inc	6	$3,511	3.7%	$12.72	276,038	4.1%
The Kroger Co	4	3,307	3.5%	13.25	249,493	3.7%
TJ Maxx/HomeGoods/Marshalls	12	2,891	3.1%	9.60	301,253	4.5%
Petsmart	10	2,583	2.7%	13.31	194,077	2.9%
Ross Dress for Less, Inc	9	2,379	2.5%	10.03	237,165	3.6%
Ulta Salon, Cosmetics & Fragrance	10	2,196	2.3%	21.06	104,276	1.6%
Albertsons/Jewel/Shaws	2	2,115	2.2%	16.54	127,892	1.9%
Kohl's Department Stores	4	1,888	2.0%	5.68	332,461	5.0%
LA Fitness (Fitness International)	2	1,810	1.9%	20.20	89,600	1.3%
Giant Eagle	1	1,805	1.9%	13.96	129,340	1.9%
Top ten tenants	60	$24,485	25.8%	$11.99	2,041,595	30.5%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in place at March 31, 2017.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,535,229	24.2%	12.2%
Grocery	950,042	15.0%	14.1%
Home Goods	835,689	13.2%	8.2%
Lifestyle, Health Clubs, Books & Phones	770,644	12.2%	14.8%
Restaurant	544,482	8.6%	16.0%
Apparel & Accessories	509,956	8.0%	11.6%
Sporting Goods	348,833	5.5%	5.2%
Pet Supplies	287,633	4.5%	4.4%
Consumer Services, Salons, Cleaners, Banks	270,039	4.3%	7.2%
Health, Doctors & Health Foods	140,665	2.2%	4.1%
Other	147,393	2.3%	2.2%
Total	6,340,605	100.0%	100.0%

The following table sets forth a summary, as of March 31, 2017, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	52%	7.8
Junior Box	5,000-9,999	16%	5.9
Small Shop	Less than 5,000	32%	4.5
Total		100%	6.6

Lease Expirations

The following table sets forth a summary, as of March 31, 2017, of lease expirations scheduled to occur during the remainder of 2017 and each of the calendar years from 2018 to 2026 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to March 31, 2017. Annualized base rent represents the rent in place of the applicable property at March 31, 2017. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $17.03 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2017 (including month-to-month)	58	231,406	3.6%	$4,419	4.7%	$19.09
2018	90	443,829	7.0%	7,727	8.2%	17.41
2019	81	530,256	8.4%	7,805	8.3%	14.72
2020	97	505,941	8.0%	8,336	8.9%	16.48
2021	89	348,304	5.5%	7,186	7.6%	20.63
2022	64	495,448	7.8%	8,550	9.1%	17.26
2023	48	472,237	7.4%	6,424	6.8%	13.6
2024	48	439,976	6.9%	8,686	9.2%	19.74
2025	68	605,611	9.6%	11,437	12.2%	18.89
2026	36	427,476	6.7%	5,728	6.1%	13.40
Thereafter	56	1,840,121	29.1%	17,771	18.9%	9.66
Leased Total	735	6,340,605	100.0%	$94,069	100.0%	$14.84

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses		Sources
Short-term liquidity and capital needs such as:		•	Cash receipts from our tenants
•	Interest & principal payments on mortgage loans and Credit Facility	•	Sale of shares through the DRP
•	Property operating expenses	•	Proceeds from our mortgage loans
•	General and administrative expenses	•	Borrowing on our Credit Facility
•	Distributions to stockholders
•	Fees payable to our Business Manager and Real Estate Manager
•	Repurchases of shares under the SRP
•	Payment of deferred investment property acquisition obligation

Long-term liquidity and capital needs such as:
•	Acquisitions of real estate investments
•	Payment of deferred investment property acquisition obligation
•	Interest & principal payments on mortgage loans and Credit Facility
•	Capital expenditures, tenant improvements and leasing commissions
•	Repurchases of shares under the SRP

As of March 31, 2017, we had total debt outstanding of approximately $651.3 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.50% per annum.  As of March 31, 2017 and December 31, 2016, our borrowings were 47% and 45%, respectively, of the purchase price of our properties. As of March 31, 2017, we had borrowed $74.5 million of the $110 million available under our Credit Facility.

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation. The maximum potential earnout payment was $10.2 million at March 31, 2017.

For information related to our debt maturities reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our March 31, 2017 Notes to Consolidated Financial Statements in Item 1.

Cash Flow Analysis

	Three Months Ended March 31,		Change
	2017	2016	2017 vs. 2016
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$17,139	$4,661	$12,478
Net cash flows used in investing activities	$(42,067)	$(1,249)	$(40,818)
Net cash flows provided by (used in) financing activities	$30,347	$(52,275)	$82,622

Operating activities

The increase in cash from operating activities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due to a decrease in the payment of acquisition related costs and cash generated by rental and tenant recovery income from the acquisition of two properties in the second quarter of 2016 and one property in 2017.

Investing activities

	Three Months Ended March 31,		Change
	2017	2016	2017 vs. 2016
	(Dollar amounts in thousands)
Purchases of investment properties	$(41,556)	$(534)	$(41,022)
Capital expenditures	$(707)	$(2,884)	$2,177
Other assets and restricted escrows	$196	$2,169	$(1,973)
Net cash used in investing activities	$(42,067)	$(1,249)	$(40,818)

We used more cash in our investing activities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily attributable to the purchase of an investment property in the three months ending March 31, 2017 compared to no acquisitions in the three months ended March 31, 2016.

Financing activities

	Three Months Ended March 31,		Change
	2017	2016	2017 vs. 2016
	(Dollar amounts in thousands)
Total changes related to debt	$43,219	$(40,816)	$84,035
Proceeds from the distribution reinvestment plan, net of shares repurchased	$3,977	$5,027	$(1,050)
Distributions paid	$(13,070)	$(12,910)	$(160)
Payment of offering costs	$—	$(201)	$201
Other	$(3,779)	$(3,375)	$(404)
Net cash (used in) provided by financing activities	$30,347	$(52,275)	$82,622

During the three months ended March 31, 2017 and 2016, we generated proceeds from the sale of shares through the DRP, net of share repurchases, of approximately $4.0 million and $5.0 million, respectively. During the three months ended March 31, 2017 and 2016, we generated approximately $45.5 million and $56.7 million, respectively, from borrowings. During the three months ended March 31, 2017 and 2016, we paid approximately $13.1 million and $12.9 million, respectively, in distributions. We also paid off mortgage debt and reduced the amount outstanding on our Credit Facility in the amount of $2.0 million and $97.0 million for the three months ended March 31, 2017 and 2016, respectively.

Distributions

A summary of the distributions declared, distributions paid and cash flows provided by operations for the three months ended March 31, 2017 and 2016 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (2)
Three Months Ended March 31,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations
2017	$13,105	$0.15	$6,290	$6,780	$13,070	$17,139
2016	$12,925	$0.15	$5,986	$6,924	$12,910	$4,661

(1)	Per share amounts are based on weighted average number of common shares outstanding.
(2)

For the three months ended March 31, 2016, distributions of $8,249 (or 36.1%) were paid from the proceeds of the DRP and the remaining distributions were paid from cash flow from operations. For the three months ended March 31, 2017, 100% of the distributions were paid from cash flow from operations.

Results of Operations

The following discussions are based on our consolidated financial statements for the three months ended March 31, 2017 and 2016. Dollar amounts are stated in thousands.

This section describes and compares our results of operations for the three months ended March 31, 2017 and 2016. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our “same store” properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended March 31, 2017 and 2016

A total of 54 investment properties were acquired on or before January 1, 2016 and represent our “same store” properties during the three months ended March 31, 2017 and 2016.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2016. For the three months ended March 31, 2017, three properties constituted non-same store properties and for the three months ended March 31, 2016, two properties constituted non-same store properties. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the three months ended March 31, 2017 and 2016, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016	Change	2017	2016	Change	2017	2016	Change
Rental income	$23,423	$21,828	$1,595	$21,677	$21,828	$(151)	$1,746	$—	$1,746
Tenant recovery income	7,098	6,661	437	6,610	6,661	(51)	488	—	488
Other property income	58	85	(27)	58	85	(27)	—	—	—
Total income	$30,579	$28,574	$2,005	$28,345	$28,574	$(229)	$2,234	$—	$2,234

Property operating expenses	$5,274	$4,904	$370	$5,025	$4,904	$121	$249	—	$249
Real estate tax expense	4,169	3,537	632	3,889	3,537	352	280	—	280
Total property operating expenses	$9,443	$8,441	$1,002	$8,914	$8,441	$473	$529	$—	$529

Property net operating income	$21,136	$20,133	$1,003	$19,432	$20,133	$(701)	$1,705	$—	$1,705

Straight-line income, net	$342	$543	$(201)
Intangible amortization	506	78	428
General and administrative expenses	(1,099)	(1,423)	324
Acquisition related costs	(71)	(161)	90
Business management fee	(2,259)	(2,049)	(210)
Depreciation and amortization	(14,585)	(16,085)	1,500
Interest expense	(5,801)	(5,378)	(423)
Interest and other income	27	101	(74)
Net loss	$(1,804)	$(4,241)	$2,437

Net loss.  Net loss was $1,804 and $4,241 for the three months ended March 31, 2017 and 2016, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended March 31, 2017 with the results of the same investment properties owned during the three months ended March 31, 2016 property net operating income decreased $701, total property income decreased $229, and total property operating expenses including real estate tax expense increased $473.

The decrease in “same store” total property income is primarily due to the bankruptcy of three Sports Authority tenants and a decrease in occupancy at certain of our other properties.

The increase in “same store” total property operating expenses is primarily due to a net increase in real estate tax expense at certain of our properties during 2017 as compared to 2016.

“Non-same store” total property net operating income increased $1,705 during 2017 as compared to 2016. The increase is a result of acquiring three additional retail properties after January 1, 2016. On a “non-same store” basis, total property income increased $2,234 and total property operating expenses increased $529 during the three months ended March 31, 2017 as a result of these acquisitions.

Straight-line income, net. Straight-line rent income decreased $201 in 2017 compared to 2016. This decrease is due to certain tenant rent abatements in 2016.

Intangible amortization.  Intangible amortization income increased $428 in 2017 compared to 2016. The increase is primarily attributable to changes in intangible assets and liabilities due to acquisitions in 2016 and 2017.

General and Administrative expenses.  General and administrative expenses decreased $324 in 2017 compared to 2016.  This decrease is primarily due to a decrease in various administrative expenses.

Acquisition related costs.  Acquisition related expenses decreased $90 in 2017 compared to 2016. The decrease is attributed to fewer acquisitions in 2017 and adjustments in deferred investment property acquisition obligations. The decrease is also the result of a change in the accounting for acquisition costs which may allow the capitalization of costs, if the acquisition meets certain criteria.

Business management fee. Business management fees increased $210 in 2017 compared to 2016. The increase is due to more properties under management in 2017 compared to 2016.

Depreciation and Amortization.  Depreciation and amortization decreased $1,500 in 2017, as compared to 2016. The decrease is primarily due to assets written off in 2016 as a result of the three Sports Authority tenant bankruptcy.

Interest Expense.  Interest expense increased $423 in 2017 compared to 2016. The increase is primarily due to additional financing of properties after April 1, 2016, increased amounts drawn under the Credit Facility and higher interest rates on our floating rate debt.

Interest and other income.  Interest and other income decreased $74.  The decrease is primarily due to lower interest earned as a result of lower cash balances in 2017 compared to 2016.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 15, 2017, under the heading “Critical Accounting Policies.” There have been no changes to our critical accounting policies during the three months ended March 31, 2017.

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

Our FFO and MFFO for the three months ended March 31, 2017 and 2016 are calculated as follows:

		Three Months Ended March 31,
		2017	2016
		(Dollar amounts in thousands)
	Net loss	$(1,804)	$(4,241)
Add:	Depreciation and amortization related to investment properties	14,585	16,085
	Funds from operations (FFO)	$12,781	$11,844

Add:	Acquisition related costs	71	161
Less:	Amortization of acquired market lease intangibles, net	(514)	(55)
	Straight-line income, net	(342)	(543)
	Modified funds from operations (MFFO)	$11,996	$11,407

Subsequent Events

For information related to subsequent events, reference is made to Note 14 – “Subsequent Events” which is included in our March 31, 2017 Notes to Consolidated Financial Statements in Item 1.

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

As of March 31, 2017, we had outstanding debt of approximately $651.3 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 2.34% to 5.95% per annum. The weighted average interest rate was 3.50%, which includes the effect of interest rate swaps. At March 31, 2017, we had $118.5 million or 18.24% bearing interest at variable rates with a weighted average interest rate equal to 2.48% per annum. We had variable rate debt subject to swap agreements of $354.5 million or 54.43% of our total debt at March 31, 2017. As of March 31, 2017, the weighted average years to maturity for our mortgages and credit facility payable was approximately 4.9 years.

If interest rates on all debt which bears interest at variable rates as of March 31, 2017 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by approximately $1.2 million annually. If interest rates on all debt which bears interest at variable rates as of March 31, 2017 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

For information related to our derivatives, reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our March 31, 2017 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

We have incurred a net loss on a U.S. GAAP basis for the quarterly period ended March 31, 2017.

We have incurred a net loss on a U.S. GAAP basis for the three months ended March 31, 2017 of $1.8 million. Our loss can be attributed, in part, to property operating expenses, interest expense, acquisition related expenses and depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of March 31, 2017, we had $118.5 million or 18.24% of our total debt that bore interest at variable rates with a weighted average interest rate of 2.48%. We had variable rate debt subject to swap agreements fixing the rate of $354.5 million or 54.4% of our total debt at March 31, 2017.

If we cannot generate sufficient cash flow from operations to fully fund distributions, some or all of our distributions may be paid from other sources, including from the proceeds of our DRP, which will reduce the amount of cash we ultimately have to invest in assets.

Historically, we had not yet generated sufficient cash flow from operations to fund distribution payments. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering and DRP. Accordingly, if we cannot generate sufficient cash flow from operations to fully fund distributions, some or all of our distributions may be paid from other sources, including from the proceeds of our DRP. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the DRP, to pay distributions. There is no assurance we will generate sufficient cash flow from operations to cover distributions. We began declaring distributions to stockholders of record during December 2012. Approximately 26% ($31.2 million) of the distributions paid to stockholders through March 31, 2017, have been paid from the net proceeds of our Offering and DRP, which reduced the proceeds available for other purposes. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.

The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants, we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.

We entered into a credit agreement, as amended, with KeyBanc Capital Markets Inc. for a $110 million revolving Credit Facility. The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of five unencumbered properties with an unencumbered pool value of $110 million or above and by a guaranty by certain of our subsidiaries. As of March 31, 2017, we have borrowed $74.5 million of the $110 million available.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a minimum tangible net worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. These covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our adjusted FFO, which is

FFO excluding acquisition expenses for that period. For the fiscal quarter ended March 31, 2017, distributions did not exceed 95% of our adjusted FFO.

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

The table below outlines the shares we repurchased pursuant to our SRP during the quarter ended March 31, 2017.

(Dollar amounts in thousands, except per share amounts)

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 2017	99,196	99,196	$8.69	$861	99,196	4,308,588
February 2017	57,156	57,156	$8.64	$494	57,156	4,251,432
March 2017	157,969	157,969	$8.75	$1,382	157,969	4,093,464
Total	314,321	314,321	$8.71	$2,737	314,321

(1)	Our SRP was announced on October 18, 2012

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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	May 3, 2017

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer (co-principal financial officer)
Date:	May 3, 2017

/s/ David Z. Lichterman
By:	David Z. Lichterman
Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)
Date:	May 3, 2017

Exhibit Index

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification by Co-Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification by Co-Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the Securities and Exchange Commission on May 3, 2017 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.