Form 10-Q
period 2017-06-30
Inland Real Estate Income Trust, Inc.
filed 2017-08-09
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Yes  ☐    No  ☒

As of August 1, 2017, there were 89,175,452 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollar amounts in thousands, except per share amounts)

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Assets:
Investment properties:
Land	$279,358	$262,210
Building and other improvements	1,011,786	971,021
Total	1,291,144	1,233,231
Less accumulated depreciation	(82,592)	(62,631)
Net investment properties	1,208,552	1,170,600
Cash and cash equivalents	14,809	10,861
Investment in unconsolidated entity	126	126
Accounts and rent receivable	12,348	11,671
Acquired lease intangible assets, net	152,101	150,108
Deferred costs, net	1,074	683
Other assets	11,036	13,511
Total assets	$1,400,046	$1,357,560

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$671,310	$606,025
Accounts payable and accrued expenses	9,471	7,270
Distributions payable	4,393	4,488
Acquired intangible liabilities, net	64,901	63,474
Deferred investment property acquisition obligations	4,161	6,856
Due to related parties	3,243	2,663
Other liabilities	12,568	12,330
Total liabilities	770,047	703,106

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 88,942,465 and 88,155,707 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	89	88
Additional paid in capital (net of offering costs of $87,059 as of June 30, 2017 and December 31, 2016)	799,827	792,478
Accumulated distributions and net loss	(172,264)	(140,417)
Accumulated other comprehensive income	2,347	2,305
Total stockholders’ equity	629,999	654,454
Total liabilities and stockholders’ equity	$1,400,046	$1,357,560

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income:
Rental income	$25,260	$23,520	$49,672	$46,106
Tenant recovery income	7,536	6,687	14,673	13,395
Other property income	115	88	173	173
Total income	32,911	30,295	64,518	59,674

Expenses:
Property operating expenses	5,417	5,309	10,871	10,397
Real estate tax expense	3,829	3,780	7,998	7,317
General and administrative expenses	1,423	1,290	2,522	2,713
Acquisition related costs	1,129	673	1,200	834
Business management fee	2,301	2,182	4,560	4,231
Depreciation and amortization	16,314	14,631	30,899	30,716
Total expenses	30,413	27,865	58,050	56,208

Operating income	2,498	2,430	6,468	3,466

Interest expense	(6,154)	(5,264)	(11,955)	(10,642)
Interest and other income	25	241	52	342
Equity in earnings of unconsolidated entity	—	293	—	293
Net loss	$(3,631)	$(2,300)	$(5,435)	$(6,541)

Net loss per common share, basic and diluted	$(0.04)	$(0.03)	$(0.06)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	88,951,391	87,169,126	88,762,196	86,902,068

Comprehensive loss:
Net loss	$(3,631)	$(2,300)	$(5,435)	$(6,541)
Unrealized loss on derivatives	(1,939)	(4,277)	(1,453)	(10,903)
Reclassification adjustment for amounts included in net loss	663	962	1,495	1,962
Comprehensive loss	$(4,907)	$(5,615)	$(5,393)	$(15,482)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited, dollar amounts in thousands)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2016	88,155,707	$88	$792,478	$(140,417)	$2,305	$654,454

Distributions declared	—	—	—	(26,412)	—	(26,412)
Proceeds from distribution reinvestment plan	1,509,364	2	13,636	—	—	13,638
Shares repurchased	(723,715)	(1)	(6,300)	—	—	(6,301)
Unrealized loss on derivatives	—	—	—	—	(1,453)	(1,453)
Reclassification adjustment for amounts included in net loss	—	—	—	—	1,495	1,495
Equity based compensation	1,109	—	13	—	—	13
Net loss	—	—	—	(5,435)	—	(5,435)
Balance at June 30, 2017	88,942,465	$89	$799,827	$(172,264)	$2,347	$629,999

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,435)	$(6,541)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,899	30,716
Amortization of debt issuance costs and mortgage premiums, net	138	258
Amortization of acquired market leases, net	(1,071)	(142)
Amortization of equity based compensation	13	2
Straight-line income, net	(705)	(1,072)
Equity in earnings of unconsolidated entity	—	(293)
Payment of leasing fees	(544)	(164)
Adjustment of contingent earnout liability	1,084	(1,139)
Other non-cash adjustments	(29)	(218)
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,447	1,429
Accounts and rent receivable	435	(558)
Due to related parties	650	(4,402)
Other liabilities	1,121	(642)
Other assets	1,024	663
Net cash flows provided by operating activities	30,027	17,897

Cash flows from investing activities:
Purchase of investment properties	(66,063)	(79,034)
Capital expenditures	(2,244)	(6,630)
Other assets and restricted escrows	325	2,637
Net cash flows used in investing activities	(67,982)	(83,027)

Cash flows from financing activities:
Payment of credit facility	(43,000)	(130,000)
Proceeds from credit facility	69,500	70,000
Proceeds from mortgages payable	39,180	100,407
Payment of mortgages payable	(93)	(14,947)
Proceeds from the distribution reinvestment plan	13,638	13,919
Shares repurchased	(6,596)	(3,587)
Payment of offering costs	—	(201)
Distributions paid	(26,507)	(26,028)
Payment of deferred investment property acquisition obligations	(3,779)	(8,838)
Payment of debt issuance costs	(440)	(952)
Net cash flows provided by (used in) financing activities	41,903	(227)

Net increase (decrease) in cash and cash equivalents	3,948	(65,357)
Cash and cash equivalents at beginning of the period	10,861	83,843
Cash and cash equivalents, at end of period	$14,809	$18,486

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$17,148	$15,128
Building and improvements	38,696	53,849
Acquired in place lease intangibles	6,308	12,768
Acquired above market lease intangibles	8,645	1,080
Acquired below market lease intangibles	(4,589)	(3,432)
Assumed liabilities	(145)	(359)
Purchase of investment properties	$66,063	$79,034

Cash paid for interest	$11,690	$10,134

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$4,393	$4,298

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

NOTE 1 – ORGANIZATION

The Company was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. To date, the Company has focused on acquiring retail properties. If the Company’s management believes the expected returns from other types of real estate assets exceed that of retail properties, its future acquisitions may include other real estate assets such as office buildings, multi-family properties and industrial/distribution and warehouse facilities. The Company also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

The Company entered into a Business Management Agreement with IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company.

At June 30, 2017, the Company owned 58 retail properties, totaling 6,854,434 square feet.  The properties are located in 24 states.  At June 30, 2017, the portfolio had a weighted average physical occupancy of 93.9% and economic occupancy of 95.0%. Economic occupancy excludes square footage associated with an earnout component.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 15, 2017, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2017.

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

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new update will require that amounts described as restricted cash and restricted cash equivalents be included in beginning and ending-of-period reconciliation of cash shown on the statement of cash flows. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. At June 30, 2017 and December 31, 2016, restricted cash of $5,297 and $5,996, respectively, was classified as other assets on the Company’s consolidated balance sheets and the Company does not believe that the adoption of ASU No. 2016-18 will have a material impact on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 supersedes the previous leases standard, Leases (Topic 840). The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently documenting the accounting implications, principles for recognition and measurement and presentation and disclosure requirements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard is effective for the Company on January 1, 2018. Early adoption is permitted but not prior to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has completed a preliminary review of this standard to identify and document specific areas that will be affected by its adoption. Once ASU No. 2016-02 becomes effective, the new revenue standard will apply to certain executory costs and other non-lease components even though the revenue for such activities are not separately stipulated in the tenant’s lease. Revenue from these items are recognized on a straight-line basis under current lease guidance and subsequently, will be recognized as the related services are delivered. The Company intends to implement the standard retrospectively with the cumulative effect (if any) recognized in retained earnings at the date of initial application.

NOTE 3 – EQUITY

The Company was authorized to sell up to 150,000,000 shares of common stock at $10 per share in an initial public “best efforts” offering (the “Offering”) which commenced on October 18, 2012 and concluded on October 16, 2015.  The Company issued 83,835,055 shares of common stock generating gross proceeds of $834,399 from the Offering.  As of June 30, 2017, there were 88,942,465 shares of common stock outstanding including 7,353,885 shares issued through the distribution reinvestment plan (“DRP”), net of 2,247,585 shares repurchased through the share repurchase program (“SRP”).

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

Distributions reinvested through the DRP were $13,638 and $13,919 for the six months ended June 30, 2017 and 2016, respectively.

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

Pursuant to the SRP, the Company may repurchase shares at prices ranging from 92.5% of the “share price,” as defined in the SRP, for stockholders who have owned shares for at least one year to 100% of the “share price” for stockholders who have owned shares for at least four years. For repurchases sought upon a stockholder’s death or qualifying disability, the Company may repurchase shares at a price equal to 100% of the “share price.” As used in the SRP, “share price” means the lesser of (1) the offering price of the Company’s shares in the Offering (unless the shares were purchased at a discount from that price, and then that purchase price), reduced by any distributions of net sale proceeds that the Company designates as constituting a return of capital; or (2) the most recently disclosed estimated value per share. Accordingly, under the SRP, beginning with repurchases on and after March 30, 2017, and until we announce a new Estimated Per Share NAV, the “share price” is equal to $9.05 per share.

Repurchases through the SRP were $6,301 and $3,942 for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, the Company’s liability related to the SRP was $1,153 and $1,448, respectively, recorded in other liabilities on the Company’s consolidated balance sheets.

NOTE 4 – ACQUISITIONS

2017 Acquisitions

During the six months ended June 30, 2017, the Company, through its wholly owned subsidiaries, acquired the properties listed below from unaffiliated third parties. The acquisitions were financed with proceeds from the Company’s credit agreement with KeyBanc Capital Markets Inc. (the “Credit Facility”) and subsequently refinanced with permanent mortgage loans.

Date Acquired	Property Name	Location	Property Type	Square Footage	Purchase Price
1st Quarter
1/27/2017	Wilson Marketplace	Wilson, NC	Multi-Tenant Retail	311,030	$40,783
2nd Quarter
4/3/2017	Pentucket Shopping Center	Plaistow, NH	Multi-Tenant Retail	198,469	24,100
				509,499	$64,883

The above acquisitions were accounted for as asset acquisitions for the three months ended June 30, 2017. The Company incurred $1,731 of total acquisition costs and fees, $602 of which are capitalized as the acquisition of net investment properties in the accompanying consolidated balance sheets. An adjustment to the deferred investment property acquisition costs of $1,084 and $45 of acquisition and dead deal costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2017, the Company incurred $2,519 of total acquisition costs and fees, $1,319 of which are capitalized as the acquisition of net investment properties in the accompanying consolidated balance sheets. An adjustment to the deferred investment property acquisition costs of $1,084 and $116 of acquisition and dead deal costs are included in acquisition related

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

costs in the accompanying consolidated statements of operations and comprehensive loss. The Company incurred $673 and $834 during the three and six months ended June 30, 2016, respectively, of acquisition, dead deal and transaction related costs, including changes to initial assumptions related to deferred investment property acquisition obligations (See Note 9 – “Commitments and Contingencies”) that were recorded in acquisition related costs in the consolidated statements of operations and comprehensive loss related to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

For properties acquired during the six months ended June 30, 2017, the Company recorded revenue of $2,246 and property net income of $321.

The following table presents certain additional information regarding the Company’s acquisitions during the six months ended June 30, 2017. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Six Months Ended June 30,
2017
Land	$17,148
Building and improvements	38,696
Acquired lease intangible assets	14,953
Acquired intangible liabilities	(4,589)
Assumed liabilities, net	(145)
Total	$66,063

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Intangible assets:
Acquired in place lease value	$165,987	$159,679
Acquired above market lease value	$45,824	$37,179
Accumulated amortization	$(59,710)	$(46,750)
Acquired lease intangibles, net	$152,101	$150,108
Intangible liabilities:
Acquired below market lease value	$71,551	$66,962
Above market ground lease	$5,169	$5,169
Accumulated amortization	$(11,819)	$(8,657)
Acquired intangible liabilities, net	$64,901	$63,474

As of June 30, 2017, the weighted average amortization periods for acquired in place lease, above market lease intangibles, below market lease intangibles and above market ground leases are 10, 14, 19 and 55 years, respectively.

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

As of June 30, 2017, no amount has been allocated to customer relationship value.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Amortization pertaining to acquired in place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
Amortization recorded as amortization expense:	2017	2016	2017	2016
Acquired in place lease value	$5,449	$5,678	$10,868	$12,975
Amortization recorded as a reduction to property operating expense:
Above market ground lease	$(70)	$(24)	$(47)	$(47)
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(1,095)	$(1,169)	$(2,092)	$(2,371)
Acquired below market leases	1,628	1,256	3,116	2,513
Net rental income increase	$533	$87	$1,024	$142

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2017 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases	Above Market Ground Lease
2017 (remainder of year)	$10,326	$2,166	$(2,322)	$(47)
2018	$19,067	$3,814	$(4,496)	$(94)
2019	$17,087	$3,449	$(4,351)	$(94)
2020	$14,129	$3,110	$(4,129)	$(94)
2021	$11,576	$3,041	$(3,939)	$(94)
Thereafter	$43,269	$21,067	$(40,659)	$(4,582)
Total	$115,454	$36,647	$(59,896)	$(5,005)

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of June 30, 2017 and December 31, 2016, the Company had the following mortgages and credit facility payable:

	June 30, 2017		December 31, 2016
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate

Fixed rate mortgages payable	$178,253	4.31%	$178,345	4.31%
Variable rate mortgages payable with swap agreements	383,517	3.49%	354,488	3.42%
Variable rate mortgages payable	54,153	2.93%	44,003	2.50%
Mortgages payable	$615,923	3.68%	$576,836	3.62%
Credit facility payable	57,500	2.78%	31,000	2.26%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$673,423	3.60%	$607,836	3.55%
Add: Unamortized mortgage premiums	2,652		3,080
Less: Unamortized debt issuance costs	(4,765)		(4,891)
Total debt	$671,310		$606,025

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $673,423 and $607,836 as of June 30, 2017 and December 31, 2016, respectively, and its estimated fair value was $659,836 and $595,404 as of June 30, 2017 and December 31, 2016, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

As of June 30, 2017, scheduled principal payments and maturities on the Company’s debt were as follows:

	June 30, 2017
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2017 (remainder of the year)	$156	$6,262	$—	$6,418
2018	205	15,260	—	15,465
2019	215	152,450	57,500	210,165
2020	897	—	—	897
2021	1,531	82,740	—	84,271
Thereafter	1,577	354,630	—	356,207
Total	$4,581	$611,342	$57,500	$673,423

Credit Facility Payable

The Company’s Credit Facility in the amount of $110,000 has an accordion feature that allows for an increase in available borrowings up to $400,000, subject to certain conditions. The Credit Facility matures on September 30, 2019, and the Company has a one year extension option which it may exercise as long as certain conditions are met.

At June 30, 2017, the interest rate on the Credit Facility was 2.78%. As of June 30, 2017, the Company had $52,500 available for borrowing under the Credit Facility.

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

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2017, the Company was current on all of the payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of June 30, 2017, the weighted average years to maturity for the Company’s mortgages payable was approximately 4.9 years.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s interest rate swap contracts outstanding as of June 30, 2017.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at June 30, 2017
Assets
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	$49,400	$208
July 8, 2015	August 1, 2015	May 22, 2019	1.43%	1,426	2
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	63
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	424
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	1,274
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	1,771
August 29, 2016	October 21, 2016	December 15, 2019	1.07%	10,837	137
				$203,993	$3,879
Liabilities
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	$24,352	$(157)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	9,561	(80)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(12)
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	5,525	(70)
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(52)
May 23, 2014	May 1, 2015	May 22, 2019	2.00%	8,484	(78)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	14,200	(155)
June 6, 2014	June 1, 2015	May 8, 2019	2.15%	11,684	(139)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	20,725	(241)
April 27, 2017	April 26, 2017	April 26, 2022	1.91%	24,479	(55)
June 5, 2017	May 31, 2017	May 15, 2022	1.90%	14,700	(39)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(406)
				$179,524	$(1,484)

(a)   Receive floating rate index based upon 1 month LIBOR. At June 30, 2017, the 1 month LIBOR was 1.22%.

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap agreements	Other assets	$3,879	Other assets	$4,250
Interest rate swap agreements	Other liabilities	$1,484	Other liabilities	$1,909

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of comprehensive income (loss).  The ineffective portion of the change in fair value, if any, is recognized directly in earnings. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2017	2016
Effective portion of derivatives	$(1,939)	$(4,277)	$(1,453)	$(10,903)
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$663	$962	$1,495	$1,962
Ineffective portion of derivatives	$3	$85	$12	$177

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next twelve months is approximately $1,409.

NOTE 7 – DISTRIBUTIONS

The Company currently pays distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.001643836 per share, which equates to $0.60 per share per year, based upon a 365-day year.  The table below presents the distributions paid and declared during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Distributions paid	$13,437	$13,118	$26,507	$26,028
Distributions declared	$13,307	$13,004	$26,412	$25,929

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss in the three and six months ended June 30, 2017, 1,428 shares and 1,909 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. The Company had a net loss in the three and six months ended June 30, 2016, and 2,330 shares were excluded in both periods from the computation of diluted EPS, because they would have been antidilutive.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation (“Earnout liability”). The maximum potential earnout payment was $10,172 at June 30, 2017.

The table below presents the change in the Company’s Earnout liability for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
Earnout liability-beginning of period	$6,856	$18,871
Increases:
Amortization expense	—	502
Decreases:
Earnout payments	(3,779)	(9,067)
Adjustments to acquisition related costs	1,084	(910)
Earnout liability – end of period	$4,161	$9,396

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

NOTE 10 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units were issued to non-employee directors as compensation. Each restricted share and restricted share unit entitle the holder to receive one common share when it vests. Restricted shares and restricted share units are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $7 and $13, in the aggregate, for the three and six months ended June 30, 2017, respectively. As of June 30, 2017, the Company had $53 of unrecognized compensation cost related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.8 years.

A summary table of the status of the restricted shares and restricted share units is presented below:

	Restricted Shares	Restricted Share Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,326	1,150	$40	$40
Granted	3,315	1,145	40	40
Vested	(1,109)	(389)	(13)	(13)
Converted	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2017	5,532	1,906	$67	$67

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, retail real estate, for the six months ended June 30, 2017 and 2016.

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

In 2016, the Company received $126 representing a portion of its undistributed retained earnings in the Captive. The Captive submitted a formal plan to wind up its business affairs, which was approved by the state insurance regulator.  The Captive continues to work with its members with the goal of concluding its business affairs and currently anticipates completing its objectives in the third quarter of 2017. As of the date of this report, the Company is unable to determine if there will be any additional liability for any proportional cost associated with the termination of the Captive, which has not been previously identified.

The Company owns 1,000 shares of common stock in The Inland Real Estate Group of Companies, Inc. with a recorded value of $1 at June 30, 2017 and December 31, 2016. This amount is included in other assets in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2017 and 2016. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended June 30,		Six Months Ended June 30,		Unpaid amounts as of
		2017	2016	2017	2016	June 30, 2017	December 31, 2016
General and administrative reimbursements	(a)	$632	$407	$974	$773	$480	$274

Acquisition related costs		$100	$150	$219	$202	$23	$88
Acquisition fees		367	1,267	1,036	1,327	367	—
Total acquisition costs and fees	(b)	$467	$1,417	$1,255	$1,529	$390	$88

Real estate management fees		$1,181	$1,101	$2,460	$2,176	$—	$—
Construction management fees		25	10	53	33	22	53
Leasing fees		51	39	92	79	50	89
Total real estate management related costs	(c)	$1,257	$1,150	$2,605	$2,288	$72	$142

Business management fees	(d)	$2,301	$2,182	$4,560	$4,231	$2,301	$2,159

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

(b)

The Company pays the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired.  The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets.  Of the $467 related party acquisition costs and fees incurred during the three months ended June 30, 2017, $433 are capitalized and classified in other assets in the accompanying consolidated balance sheets and $34 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss.  Of the $1,255 related party acquisition costs incurred during the six months ended June 30, 2017, $1,162 are capitalized and classified in other assets in the accompanying consolidated balance sheets and $93 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

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

NOTE 13 – OPERATING LEASES

Minimum lease payments to be received under operating leases, including ground leases, as of June 30, 2017 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2017 (remainder of year)	$45,760
2018	87,550
2019	80,126
2020	73,393
2021	67,549
Thereafter	278,699
Total	$633,077

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

NOTE 14 – SUBSEQUENT EVENTS

Distributions

The Company’s board of directors declared monthly distributions payable to stockholders of record each day beginning on the close of business on July 1, 2017 through the close of business on September 30, 2017. Through that date, distributions were declared in a daily amount equal to $0.001643836 per share, which equates to $0.60 per share per year, based upon a 365-day year. Distributions were paid monthly in arrears as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
June 2017	July 2017	$4,393	$2,220	245,314	$2,173
July 2017	August 2017	$4,543	$2,287	252,750	$2,256

Acquisition

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The Company purchased the following property from an unaffiliated third party subsequent to June 30, 2017 and funded the purchase with cash on hand:

Date Acquired	Property Name	Location	Square Footage	Purchase Price
7/14/2017	Coastal North Town Center - Phase II	Myrtle Beach, SC	6,588	$3,700
		Total	6,588	$3,700

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

•	We have incurred net losses on a U.S. GAAP basis for the three and six months ended June 30, 2017 and 2016 and for the year ended December 31, 2016;
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

The following discussion and analysis relates to the three and six months ended June 30, 2017 and 2016 and as of June 30, 2017 and December 31, 2016. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are principally engaged in owning retail properties throughout the United States. At June 30, 2017, we had total assets of approximately $1.4 billion and owned 58 properties located in 24 states containing approximately 6.8 million square feet.  A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. The portfolio properties have staggered lease maturity dates and anchor tenants generally with strong credit ratings.

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

We concluded our “best efforts” offering (the “Offering”) in October 2015. Using available resources, including the DRP and additional financing proceeds, our team is committed to identifying acquisition opportunities that meet our investment strategy and that offer growth potential for our stockholders.  To date, we have focused on acquiring retail properties. If we believe the expected returns from other types of real estate assets exceed that of retail properties, our future acquisitions may include other real estate assets such as office buildings, multi-family properties and industrial/distribution and warehouse facilities. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

Company Highlights – Three Months Ended June 30, 2017

Acquisitions

We acquired one investment property in the three months ending June 30, 2017 for approximately $24.1 million. Pentucket Shopping Center is a 198,469 square foot retail center located in Plaistow, New Hampshire. We financed the acquisition with proceeds from our credit facility with KeyBanc Capital Markets Inc. (the “Credit Facility”) and subsequently refinanced $14.7 million of the purchase price with a permanent mortgage loan.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of June 30, 2017
Number of properties	58
Purchase price	$1,406,489
Total square footage	6,854,434
Weighted average physical occupancy	93.9%
Weighted average economic occupancy	95.0%
Weighted average remaining lease term (years)	6.6

The table below presents information for each of our investment properties as of June 30, 2017.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate
Dollar General (12 properties)	Various	111,890	100.0%	100.0%	$7,447	4.33%
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons	Olive Branch, MS	159,258	100.0%	100.0%	15,260	3.05%
Park Avenue	Little Rock, AR	79,131	66.7%	100.0%	14,062	3.71%
North Hills Square	Coral Springs, FL	63,829	98.1%	98.1%	5,525	4.02%
Mansfield Shopping Center	Mansfield, TX	148,529	69.4%	69.4%	14,200	3.90%
Lakeside Crossing	Lynchburg, VA	67,034	93.8%	93.8%	9,910	3.87%
MidTowne Shopping Center	Little Rock, AR	126,288	92.9%	92.9%	20,725	4.06%
Dogwood Festival	Flowood, MS	187,610	93.0%	93.0%	24,352	3.60%
Pick N Save Center	West Bend, WI	86,800	92.9%	92.9%	9,561	3.54%
Harris Plaza (a)	Layton, UT	123,890	90.2%	90.2%	—	—
Dixie Valley	Louisville, KY	119,981	92.4%	92.4%	6,798	3.52%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,220	89.4%	89.4%	—	—
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,606	95.8%	95.8%	15,591	2.97%
Harvest Square	Harvest, AL	70,590	91.2%	91.2%	6,757	4.65%
Heritage Square	Conyers, GA	22,385	87.2%	87.2%	4,460	5.10%
The Shoppes at Branson Hills	Branson, MO	256,329	95.3%	95.3%	26,543	3.59%
Branson Hills Plaza	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza	Neenah, WI	171,121	98.1%	98.1%	10,836	2.92%
Shoppes at Lake Park (a)	West Valley City, UT	52,997	100.0%	100.0%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	97.5%	99.1%	13,100	3.24%
Eastside Junction	Athens, AL	79,700	85.7%	85.7%	6,270	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.7%	98.7%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	100.0%	100.0%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	98.0%	98.0%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	64.9%	64.9%	4,650	5.30%
Whispering Ridge (a)	Omaha, NE	69,676	39.8%	39.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	94.0%	94.0%	—	—
White City	Shrewsbury, MA	257,121	96.8%	96.8%	49,400	3.24%
Treasure Valley (a)	Nampa, ID	133,292	100.0%	100.0%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	74.1%	90.2%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.5%	98.5%	13,700	3.30%
2727 Iowa Street (a)	Lawrence, KS	85,044	100.0%	100.0%	—	—
Settlers Ridge	Pittsburgh, PA	473,821	99.6%	99.6%	76,533	3.70%
Milford Marketplace	Milford, CT	111,720	92.9%	92.9%	18,727	4.02%
Marketplace at El Paseo	Fresno, CA	224,683	96.7%	97.5%	38,000	2.95%
Blossom Valley Plaza (a)	Turlock, CA	111,435	100.0%	100.0%	—	—
The Village at Burlington Creek	Kansas City, MO	158,023	89.1%	89.1%	17,723	4.25%
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	94.5%	94.5%	—	—
Marketplace at Tech Center	Newport News, VA	210,479	93.4%	99.3%	47,550	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,662	95.6%	95.6%	43,680	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace	Wilson, NC	311,030	99.2%	99.2%	24,480	4.06%
Pentucket Shopping Center	Plaistow, NH	198,469	95.5%	95.5%	14,700	3.65%
Portfolio total		6,854,434	93.9%	95.0%	$615,923	(b) 3.68%

(a)	Property is pledged as collateral under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in place as of June 30, 2017.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
Dicks Sporting Goods, Inc	6	$3,511	3.7%	$12.72	276,038	4.0%
The Kroger Co	4	3,307	3.5%	13.25	249,493	3.6%
TJ Maxx/HomeGoods/Marshalls	13	3,157	3.3%	9.60	329,253	4.8%
Petsmart	10	2,583	2.7%	13.31	194,077	2.8%
Ross Dress for Less, Inc	9	2,379	2.5%	10.03	237,165	3.5%
Albertsons/Jewel/Shaws	2	2,235	2.3%	17.48	127,892	1.9%
Ulta Salon, Cosmetics & Fragrance	10	2,196	2.3%	21.06	104,276	1.5%
Kohl's Department Stores	4	1,888	2.0%	5.68	332,461	4.9%
LA Fitness (Fitness International)	2	1,810	1.9%	20.20	89,600	1.3%
Giant Eagle	1	1,805	1.9%	13.96	129,340	1.9%
Top ten tenants	61	$24,871	26.1%	$12.02	2,069,595	30.2%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in place at June 30, 2017.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,535,229	23.6%	12.1%
Home Goods	1,015,361	15.6%	9.7%
Grocery	950,042	14.6%	14.0%
Lifestyle, Health Clubs, Books & Phones	772,129	11.9%	14.7%
Restaurant	543,282	8.4%	15.8%
Apparel & Accessories	494,251	7.6%	11.1%
Sporting Goods	333,719	5.1%	5.0%
Pet Supplies	287,633	4.4%	4.4%
Consumer Services, Salons, Cleaners, Banks	276,063	4.3%	7.3%
Health, Doctors & Health Foods	140,305	2.2%	4.0%
Other	147,393	2.3%	1.9%
Total	6,495,407	100.0%	100.0%

The following table sets forth a summary, as of June 30, 2017, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	53%	8.0
Junior Box	5,000-9,999	15%	6.0
Small Shop	Less than 5,000	32%	4.5
Total		100%	6.6

Lease Expirations

The following table sets forth a summary, as of June 30, 2017, of lease expirations scheduled to occur during the remainder of 2017 and each of the calendar years from 2018 to 2026 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to June 30, 2017. Annualized base rent represents the rent in place of the applicable property at June 30,

2017. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $85,996, or $17.02 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2017 (including month-to-month)	35	143,119	2.2%	$2,384	2.5%	$16.66
2018	83	337,667	5.2%	6,275	6.6%	18.58
2019	83	537,774	8.3%	7,880	8.3%	14.65
2020	98	528,991	8.1%	8,647	9.1%	16.35
2021	92	376,869	5.8%	7,562	7.9%	20.07
2022	79	552,434	8.5%	10,104	10.6%	18.29
2023	52	563,661	8.7%	7,605	8.0%	13.49
2024	50	443,036	6.8%	8,773	9.2%	19.80
2025	68	605,611	9.3%	11,437	12.0%	18.89
2026	36	427,476	6.6%	5,728	6.0%	13.40
Thereafter	63	1,978,769	30.5%	19,070	19.8%	9.64
Leased Total	739	6,495,407	100.0%	$95,465	100.0%	$14.70

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses		Sources
Short-term liquidity and capital needs such as:		•	Cash receipts from our tenants
•	Interest & principal payments on mortgage loans and Credit Facility	•	Sale of shares through the DRP
•	Property operating expenses	•	Proceeds from new or refinanced mortgage loans
•	General and administrative expenses	•	Borrowing on our Credit Facility
•	Distributions to stockholders
•	Fees payable to our Business Manager and Real Estate Manager
•	Repurchases of shares under the SRP
•	Payment of deferred investment property acquisition obligation

Long-term liquidity and capital needs such as:
•	Acquisitions of real estate investments
•	Payment of deferred investment property acquisition obligation
•	Interest & principal payments on mortgage loans and Credit Facility
•	Capital expenditures, tenant improvements and leasing commissions
•	Repurchases of shares under the SRP

As of June 30, 2017, we had total debt outstanding of approximately $673.4 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.60% per annum.  As of June 30, 2017 and December 31, 2016, our borrowings were 48% and 45%, respectively, of the purchase price of our investment properties. As of June 30, 2017, we had borrowed $57.5 million of the $110 million available under our Credit Facility.

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation. The maximum potential earnout payment was $10.2 million at June 30, 2017.

For information related to our debt maturities reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our June 30, 2017 Notes to Consolidated Financial Statements in Item 1.

Cash Flow Analysis

	Six Months Ended June 30,		Change
	2017	2016	2017 vs. 2016
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$30,027	$17,897	$12,130
Net cash flows used in investing activities	$(67,982)	$(83,027)	$15,045
Net cash flows provided by (used in) financing activities	$41,903	$(227)	$42,130

Operating activities

The increase in cash from operating activities during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was due primarily to payments made in 2016 related to 2015 acquisitions and cash generated by property operations from the acquisition of two properties in the second quarter of 2016 and two properties in 2017.

Investing activities

	Six Months Ended June 30,		Change
	2017	2016	2017 vs. 2016
	(Dollar amounts in thousands)
Purchases of investment properties	$(66,063)	$(79,034)	$12,971
Capital expenditures	$(2,244)	$(6,630)	$4,386
Other assets and restricted escrows	$325	$2,637	$(2,312)
Net cash used in investing activities	$(67,982)	$(83,027)	$15,045

We used more cash in our investing activities in the six months ended June 30, 2016 compared to the six months ended June 30, 2017 primarily due to acquisition related activities and capital improvements at certain of our properties.

Financing activities

	Six Months Ended June 30,		Change
	2017	2016	2017 vs. 2016
	(Dollar amounts in thousands)
Total changes related to debt	$65,147	$24,508	$40,639
Proceeds from the distribution reinvestment plan, net of shares repurchased	$7,042	$10,332	$(3,290)
Distributions paid	$(26,507)	$(26,028)	$(479)
Payment of offering costs	$—	$(201)	$201
Other	$(3,779)	$(8,838)	$5,059
Net cash provided by (used in) financing activities	$41,903	$(227)	$42,130

During the six months ended June 30, 2017 and 2016, we generated approximately $108.6 million and $170.4 million, respectively, from borrowings. We also paid off mortgage debt and reduced the amount outstanding on our Credit Facility in the amount of $43.5 million and $145.9 million for the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017 and 2016, we generated proceeds from the sale of shares through the DRP, net of share repurchases, of approximately $7.0 million and $10.3 million, respectively. During the six months ended June 30, 2017 and 2016, we paid approximately $26.5 million and $26.0 million, respectively, in distributions.

Distributions

A summary of the distributions declared, distributions paid and cash flows provided by operations for the six months ended June 30, 2017 and 2016 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (2)
Six Months Ended June 30,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations
2017	$26,412	$0.30	$12,869	$13,638	$26,507	$30,027
2016	$25,929	$0.30	$12,109	$13,919	$26,028	$17,897

(1)	Per share amounts are based on weighted average number of common shares outstanding.
(2)

For the six months ended June 30, 2017, 100% of the distributions were paid from cash flow from operations. For the six months ended June 30, 2016, distributions of $8,131 (or 31.2%) were paid from the proceeds of the DRP and the remaining distributions were paid from cash flow from operations.

Results of Operations

The following discussions are based on our consolidated financial statements for the three and six months ended June 30, 2017 and 2016. Dollar amounts are stated in thousands.

This section describes and compares our results of operations for the three and six months ended June 30, 2017 and 2016. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our “same store” properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended June 30, 2017 and 2016

A total of 54 investment properties were acquired on or before April 1, 2016 and represent our “same store” properties during the three months ended June 30, 2017 and 2016.  “Non-same store,” as reflected in the table below, consists of properties acquired after April 1, 2016. For the three months ended June 30, 2017, four properties constituted non-same store properties and for the three months ended June 30, 2016, two properties constituted non-same store properties. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the three months ended June 30, 2017 and 2016, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change	2017	2016	Change
Rental income	$24,209	$22,749	$1,460	$21,816	$21,898	$(82)	$2,393	$851	$1,542
Tenant recovery income	7,490	6,635	855	6,761	6,417	344	729	218	511
Other property income	115	88	27	115	88	27	—	—	—
Total income	$31,814	$29,472	$2,342	$28,692	$28,403	$289	$3,122	$1,069	$2,053

Property operating expenses	$5,237	$5,125	$112	$4,762	$4,980	$(218)	$475	145	$330
Real estate tax expense	3,829	3,780	49	3,432	3,666	(234)	397	114	283
Total property operating expenses	$9,066	$8,905	$161	$8,194	$8,646	$(452)	$872	$259	$613

Property net operating income	$22,748	$20,567	$2,181	$20,498	$19,757	$741	$2,250	$810	$1,440

Straight-line income, net	$363	$529	$(166)
Intangible amortization	554	110	444
General and administrative expenses	(1,423)	(1,290)	(133)
Acquisition related costs	(1,129)	(673)	(456)
Business management fee	(2,301)	(2,182)	(119)
Depreciation and amortization	(16,314)	(14,631)	(1,683)
Interest expense	(6,154)	(5,264)	(890)
Interest and other income	25	241	(216)
Equity in earnings (loss) of unconsolidated entity	—	293	(293)
Net loss	$(3,631)	$(2,300)	$(1,331)

Net loss.  Net loss was $3,631 and $2,300 for the three months ended June 30, 2017 and 2016, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended June 30, 2017 with the results of the same investment properties owned during the three months ended June 30, 2016, property net operating income increased $741, total property income increased $289, and total property operating expenses including real estate tax expense decreased $452.

The increase in “same store” total property income is primarily due to an increase in overall tenant recovery income.

The decrease in “same store” total property operating expenses is due to a net decrease in real estate tax expense due to prior year refunds. Also contributing, is a decrease in bad debt expense from 2016 to 2017.

“Non-same store” total property net operating income increased $1,440 during 2017 as compared to 2016. The increase is a result of acquiring four additional retail properties after April 1, 2016. On a “non-same store” basis, total property income increased $2,053 and total property operating expenses increased $613 during the three months ended June 30, 2017 as compared to 2016 as a result of these acquisitions.

Straight-line income, net. Straight-line rent income decreased $166 in 2017 compared to 2016. This decrease is due to certain tenant rent abatements in 2016 that increased straight-line rental income.

Intangible amortization.  Intangible amortization income increased $444 in 2017 compared to 2016. The increase is primarily attributable to changes in intangible assets and liabilities as a result of acquisitions in 2016 and 2017.

General and Administrative expenses.  General and administrative expenses increased $133 in 2017 compared to 2016.  This increase is primarily due to increases in various administrative expenses.

Acquisition related costs.  Acquisition related expenses increased $456 in 2017 compared to 2016. The increase is attributed to adjustments in deferred investment property acquisition obligations.

Business management fee. Business management fees increased $119 in 2017 compared to 2016. The increase is due to the acquisition of real estate which increased assets under management.

Depreciation and Amortization.  Depreciation and amortization increased $1,683 in 2017, as compared to 2016. The increase is primarily due to acquisitions in 2016 and 2017.

Interest Expense.  Interest expense increased $890 in 2017 compared to 2016. The increase is primarily due to additional financing of properties after April 1, 2016, increased amounts drawn under the Credit Facility and higher interest rates on our floating rate debt.

Interest and other income.  Interest and other income decreased $216.  The decrease is primarily due to lower interest earned as a result of lower cash balances in 2017 compared to 2016.

Comparison of the six months ended June 30, 2017 and 2016

A total of 54 investment properties were acquired on or before January 1, 2016 and represent our “same store” properties during the six months ended June 30, 2017 and 2016.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2016. For the six months ended June 30, 2017, four properties constituted non-same store properties and for the six months ended June 30, 2016, two properties are considered non-same store properties. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the six months ended June 30, 2017 and 2016, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change	2017	2016	Change
Rental income	$47,631	$44,576	$3,055	$43,492	$43,725	$(233)	$4,139	$851	$3,288
Tenant recovery income	14,588	13,297	1,291	13,372	13,079	293	1,216	218	998
Other property income	173	173	-	172	173	(1)	1	—	1
Total income	$62,392	$58,046	$4,346	$57,036	$56,977	$59	$5,356	$1,069	$4,287

Property operating expenses	$10,511	$10,029	$482	$9,787	$9,884	$(97)	$724	145	$579
Real estate tax expense	7,998	7,317	681	7,320	7,203	117	678	114	564
Total property operating expenses	$18,509	$17,346	$1,163	$17,107	$17,087	$20	$1,402	$259	$1,143

Property net operating income	$43,883	$40,700	$3,183	$39,929	$39,890	$39	$3,954	$810	$3,144

Straight-line income, net	$705	$1,072	$(367)
Intangible amortization	1,061	188	873
General and administrative expenses	(2,522)	(2,713)	191
Acquisition related costs	(1,200)	(834)	(366)
Business management fee	(4,560)	(4,231)	(329)
Depreciation and amortization	(30,899)	(30,716)	(183)
Interest expense	(11,955)	(10,642)	(1,313)
Interest and other income	52	342	(290)
Equity in earnings (loss) of unconsolidated entity	—	293	(293)
Net loss	$(5,435)	$(6,541)	$1,106

Net loss.  Net loss was $5,435 and $6,541 for the six months ended June 30, 2017 and 2016, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the full six months ended June 30, 2017 with the results of the same investment properties owned during the full six months ended June 30, 2016, property net operating income increased $39, total property income increased $59, and total property operating expenses including real estate tax expense increased $20.

The increase in “same store” total property income is primarily due to an increase in tenant recovery income.

The increase in “same store” total property operating expenses is primarily due to an increase in current year real estate tax expense, partially offset by a decrease in property operating expenses.

“Non-same store” total property net operating income increased $3,144 during 2017 as compared to 2016. The increase is a result of acquiring four retail properties after January 1, 2016. On a “non-same store” basis, total property income increased $4,287 and total property operating expenses increased $1,143 during the year to date ended June 30, 2017 as compared to 2016 as a result of these acquisitions.

Straight-line income, net. Straight-line rent income decreased $367 in 2017 compared to 2016. This decrease is due to certain tenant rent abatements in 2016 that increased straight-line rental income.

Intangible amortization.  Intangible amortization income increased $873 in 2017 compared to 2016. The increase is primarily attributable to changes in intangible assets and liabilities as a result of recent acquisitions.

General and Administrative expenses.  General and administrative expenses decreased $191 in 2017 compared to 2016.  This decrease is primarily due to lower stock administration expenses.

Acquisition related costs.  Acquisition related expenses increased $366 in 2017 compared to 2016. The increase is attributable to an amendment to our agreement at one of our properties that resulted in adjustments to deferred investment property acquisition obligations.

Business management fee. Business management fees increased $329 in 2017 compared to 2016. The increase is due to the acquisition of real estate which increased assets under management.

Depreciation and Amortization.  Depreciation and amortization increased $183 in 2017, as compared to 2016. The increase is primarily due to acquisitions in 2016 and 2017.

Interest Expense.  Interest expense increased $1,313 in 2017 compared to 2016. The increase is primarily due to additional financing of properties after January 1, 2016, amounts drawn under the Credit Facility and higher interest rates on our floating debt.

Interest and other income.  Interest and other income decreased $290.  The decrease is primarily due to lower interest earned as a result of lower cash balances in 2017 compared to 2016.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 15, 2017, under the heading “Critical Accounting Policies.” There have been no changes to our critical accounting policies during the three months ended June 30, 2017.

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

Our FFO and MFFO for the six months ended June 30, 2017 and 2016 are calculated as follows:

		Six Months Ended June 30,
		2017	2016
		(Dollar amounts in thousands)
	Net loss	$(5,435)	$(6,541)
Add:	Depreciation and amortization related to investment properties	30,899	30,716
	Funds from operations (FFO)	$25,464	$24,175

Add:	Acquisition related costs	1,200	834
Less:	Amortization of acquired market lease intangibles, net	(1,071)	(142)
	Straight-line income, net	(705)	(1,072)
	Modified funds from operations (MFFO)	$24,888	$23,795

Subsequent Events

For information related to subsequent events, reference is made to Note 14 – “Subsequent Events” which is included in our June 30, 2017 Notes to Consolidated Financial Statements in Item 1.

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

As of June 30, 2017, we had outstanding debt of approximately $673.4 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 2.65% to 5.95% per annum. The weighted average interest rate was 3.60%, which includes the effect of interest rate swaps. As of June 30, 2017, the weighted average years to maturity for our mortgages and credit facility payable was approximately 4.7 years.

As of June 30, 2017, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $178.3 million and a fair value of $175.1 million. Changes in market interest rates on our fixed-rate debt generally affect the fair value of debt and net asset value per share, but not our earnings or cash flows. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until their maturity or earlier prepayment. An increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt. A decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt.

As of June 30, 2017, we had $111.7 million of debt or 16.63% of our total debt bearing interest at variable rates with a weighted average interest rate equal to 2.85% per annum. We had variable rate debt subject to swap agreements of $383.5 million, or 56.95% of our total debt at June 30, 2017.

If interest rates on all debt which bears interest at variable rates as of June 30, 2017 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by approximately $1.1 million annually. If interest rates on all debt which bears interest at variable rates as of June 30, 2017 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

For information related to our derivatives, reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our June 30, 2017 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

We have incurred a net loss on a U.S. GAAP basis for the quarterly period ended June 30, 2017.

We have incurred a net loss on a U.S. GAAP basis for the three and six months ended June 30, 2017 of $3.6 and $5.4 million, respectively. Our loss can be attributed, in part, to property operating expenses, interest expense, acquisition related expenses and depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of June 30, 2017, we had $111.7 million of debt or 16.63% of our total debt that bore interest at variable rates with a weighted average interest rate of 2.85%. We had variable rate debt subject to swap agreements fixing the rate of $383.5 million or 56.95% of our total debt at June 30, 2017.

If we cannot generate sufficient cash flow from operations to fully fund distributions, some or all of our distributions may be paid from other sources, including from the proceeds of our DRP, which will reduce the amount of cash we ultimately have to invest in assets.

Historically, we had not consistently generated sufficient cash flow from operations to fund distribution payments. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow (if any), from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering and DRP. Accordingly, if we cannot continue to generate sufficient cash flow from operations to fully fund distributions, some or all of our distributions may be paid from other sources, including from the proceeds of our DRP. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the DRP, to pay distributions. There is no assurance we will continue to generate sufficient cash flow from operations to cover distributions. We began declaring distributions to stockholders of record during December 2012. Approximately 25% ($32.8 million) of the distributions paid to stockholders through June 30, 2017, have been paid from the net proceeds of our Offering and DRP, which reduced the proceeds available for other purposes. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.

The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants, we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.

We entered into a credit agreement, as amended, with KeyBanc Capital Markets Inc. for a $110 million revolving Credit Facility. The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of five unencumbered properties with an unencumbered pool value of $110 million or above and by a guaranty by certain of our subsidiaries. As of June 30, 2017, we have borrowed $57.5 million of the $110 million available.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a minimum tangible net worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. These covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our adjusted FFO, which is FFO excluding acquisition expenses for that period. For the fiscal quarter ended June 30, 2017, distributions did not exceed 95% of our adjusted FFO.

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

Our portfolio included three stores leased to Sports Authority, which filed for bankruptcy in 2016. Two of our three Sports Authority leases were rejected on June 30, 2016, and the third one was rejected July 29, 2016. The annualized rent and reimbursements under these leases would have totaled approximately $2.2 million. We have executed several temporary deals at two of our Sports Authority locations with national discount retailers. One temporary tenant is currently occupying space, and we are working on securing another temporary deal with a furniture store outlet for the second space.  We are negotiating final terms with a national discount clothing retailer at the third location and continue to seek quality replacement tenants for the remaining spaces.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On June 13, 2017, we issued 3,315 restricted shares and 1,105 restricted share units to our independent directors pursuant to the automatic grant provisions of the Company’s Employee and Director Restricted Share Plan (“RSP”). These restricted share and restricted share unit awards become vested in equal installments of 33-1/3% on each of June 13, 2018, 2019 and 2020, with full acceleration of vesting upon our consummation of certain liquidity events as set forth in the RSP and applicable terms of the grant. No sales commissions or other consideration was paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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

The table below outlines the shares we repurchased pursuant to our SRP during the three months ended June 30, 2017.

(Dollar amounts in thousands, except per share amounts)

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 2017	128,874	128,874	$8.66	$1,117	128,874	3,964,589
May 2017	147,999	147,999	$8.74	$1,294	147,999	3,816,590
June 2017	132,521	132,521	$8.70	$1,153	132,521	3,684,069
Total	409,394	409,394	$8.70	3,564	409,394

(1)	Our SRP was announced on October 18, 2012

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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	August 9, 2017

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer (co-principal financial officer)
Date:	August 9, 2017

/s/ David Z. Lichterman
By:	David Z. Lichterman
Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)
Date:	August 9, 2017

Exhibit Index

Exhibit No.	Description

10.1

Third Amendment to Credit Agreement, dated as of April 17, 2017, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, as Administrative Agent and as a Lender, PNC Bank National Association, as a Lender, and Fifth Third Bank, as a Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 20, 2017 (file number 000-55146))

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the Securities and Exchange Commission on August 9, 2017 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.