Form 10-Q
period 2017-09-30
Inland Real Estate Income Trust, Inc.
filed 2017-11-08
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Yes  ☐    No  ☒

As of October 31, 2017, there were 88,720,643 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollar amounts in thousands, except per share amounts)

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Assets:
Investment properties:
Land	$279,723	$262,210
Building and other improvements	1,016,190	971,021
Total	1,295,913	1,233,231
Less accumulated depreciation	(92,370)	(62,631)
Net investment properties	1,203,543	1,170,600
Cash and cash equivalents	10,874	10,861
Investment in unconsolidated entities	5,685	126
Accounts and rent receivable	12,934	11,671
Acquired lease intangible assets, net	145,680	150,108
Deferred costs, net	1,120	683
Other assets	11,068	13,511
Total assets	$1,390,904	$1,357,560

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$681,164	$606,025
Accounts payable and accrued expenses	11,539	7,270
Distributions payable	4,395	4,488
Acquired intangible liabilities, net	63,690	63,474
Deferred investment property acquisition obligations	1,553	6,856
Due to related parties	3,214	2,663
Other liabilities	11,449	12,330
Total liabilities	777,004	703,106

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 88,919,975 and 88,155,707 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	89	88
Additional paid in capital (net of offering costs of $87,059 as of September 30, 2017 and December 31, 2016)	799,829	792,478
Accumulated distributions and net loss	(188,604)	(140,417)
Accumulated other comprehensive income	2,586	2,305
Total stockholders’ equity	613,900	654,454
Total liabilities and stockholders’ equity	$1,390,904	$1,357,560

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income:
Rental income	$24,640	$23,831	$74,312	$69,937
Tenant recovery income	7,291	6,336	21,964	19,731
Other property income	179	736	352	909
Total income	32,110	30,903	96,628	90,577

Expenses:
Property operating expenses	5,519	5,195	16,390	15,592
Real estate tax expense	4,386	3,576	12,384	10,893
General and administrative expenses	875	1,245	3,397	3,958
Acquisition related costs	62	(413)	1,262	421
Business management fee	2,311	2,190	6,871	6,421
Depreciation and amortization	15,492	14,442	46,391	45,158
Total expenses	28,645	26,235	86,695	82,443

Operating income	3,465	4,668	9,933	8,134

Interest expense	(6,361)	(5,547)	(18,316)	(16,189)
Interest and other income	20	18	72	360
Equity in earnings (losses) of unconsolidated entities	20	(100)	20	193
Net loss	$(2,856)	$(961)	$(8,291)	$(7,502)

Net loss per common share, basic and diluted	$(0.03)	$(0.01)	$(0.09)	$(0.09)

Weighted average number of common shares outstanding, basic and diluted	89,143,838	87,685,402	88,890,808	87,165,085

Comprehensive (loss) income:
Net loss	$(2,856)	$(961)	$(8,291)	$(7,502)
Unrealized (loss) gain on derivatives	(268)	519	(1,721)	(10,384)
Reclassification adjustment for amounts included in net loss	507	1,077	2,002	3,039
Comprehensive (loss) income	$(2,617)	$635	$(8,010)	$(14,847)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited, dollar amounts in thousands)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2016	88,155,707	$88	$792,478	$(140,417)	$2,305	$654,454

Distributions declared	—	—	—	(39,896)	—	(39,896)
Proceeds from distribution reinvestment plan	2,258,338	2	20,413	—	—	20,415
Shares repurchased	(1,495,179)	(1)	(13,084)	—	—	(13,085)
Unrealized loss on derivatives	—	—	—	—	(1,721)	(1,721)
Reclassification adjustment for amounts included in net loss	—	—	—	—	2,002	2,002
Equity based compensation	1,109	—	22	—	—	22
Net loss	—	—	—	(8,291)	—	(8,291)
Balance at September 30, 2017	88,919,975	$89	$799,829	$(188,604)	$2,586	$613,900

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,291)	$(7,502)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,391	45,158
Amortization of debt issuance costs and mortgage premiums, net	267	303
Amortization of acquired market leases, net	(1,069)	(537)
Amortization of equity based compensation	22	8
Straight-line income, net	(1,276)	(1,703)
Equity in earnings of unconsolidated entities	(20)	(193)
Distributions from unconsolidated entity	146	—
Payment of leasing fees	(570)	(249)
Adjustment of contingent earnout liability	1,084	(1,643)
Other non-cash adjustments	(35)	(218)
Changes in assets and liabilities:
Accounts payable and accrued expenses	4,041	2,276
Accounts and rent receivable	608	(193)
Due to related parties	446	(5,680)
Other liabilities	(222)	(609)
Other assets	1,277	1,010
Net cash flows provided by operating activities	42,799	30,228

Cash flows from investing activities:
Purchase of investment properties	(69,953)	(79,034)
Capital expenditures	(4,042)	(7,696)
Investment in unconsolidated joint ventures	(5,602)	—
Other assets and restricted escrows	611	164
Net cash flows used in investing activities	(78,986)	(86,566)

Cash flows from financing activities:
Payment of credit facility	(43,000)	(135,000)
Proceeds from credit facility	79,300	70,000
Proceeds from mortgages payable	39,180	147,957
Payment of mortgages payable	(164)	(58,470)
Proceeds from the distribution reinvestment plan	20,415	20,920
Shares repurchased	(12,683)	(6,689)
Payment of offering costs	—	(201)
Distributions paid	(39,989)	(39,235)
Payment of deferred investment property acquisition obligations	(6,415)	(8,838)
Payment of debt issuance costs	(444)	(1,647)
Net cash flows provided by (used in) financing activities	36,200	(11,203)

Net increase (decrease) in cash and cash equivalents	13	(67,541)
Cash and cash equivalents at beginning of the period	10,861	83,843
Cash and cash equivalents, at end of period	$10,874	$16,302

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$17,513	$15,128
Building and improvements	41,793	53,849
Acquired in place lease intangibles	6,740	12,768
Acquired above market lease intangibles	8,645	1,080
Acquired below market lease intangibles	(4,590)	(3,432)
Assumed liabilities, net	(148)	(359)
Purchase of investment properties	$69,953	$79,034

Cash paid for interest	$18,075	$15,714

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$4,395	$4,318

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

NOTE 1 – ORGANIZATION

The Company was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. The Company has primarily focused on acquiring retail properties.  The Company has invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets such as office and medical office buildings, multi-family properties and industrial/distribution and warehouse facilities if its management believes the expected returns from those investments exceed that of retail properties. The Company also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

The Company entered into a Business Management Agreement with IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company.

At September 30, 2017, the Company owned 59 retail properties, totaling 6,860,923 square feet.  The properties are located in 24 states.  At September 30, 2017, the portfolio had a weighted average physical occupancy of 93.9% and economic occupancy of 94.9%. Economic occupancy excludes square footage associated with an earnout component.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 15, 2017, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2017.

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

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The update, among other things,

•	expands hedge accounting for nonfinancial and financial risk components and amends measurement methodologies to more closely align hedge accounting with a company’s risk management activities;
•	decreases the complexity of preparing hedge results through eliminating separate measurement and reporting of hedge ineffectiveness;
•	enhances disclosures and changes presentation of hedge results to align the effects of the hedging instrument and the hedged item;
•	simplifies the assessment of hedge effectiveness.

The amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the update. For cash flow and net investment hedges existing at the date

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this update. The amended presentation and disclosure guidance is required only prospectively. The Company does not believe the adoption of ASU No. 2017-12 will have a material impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new update will require that amounts described as restricted cash and restricted cash equivalents be included in beginning and ending-of-period reconciliation of cash shown on the statement of cash flows. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. At September 30, 2017 and December 31, 2016, restricted cash of $5,118 and $5,996, respectively, was classified as other assets on the Company’s consolidated balance sheets and the Company does not believe that the adoption of ASU No. 2016-18 will have a material impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issues addressed in the new guidance include the cash flow classification of: debt prepayment and debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The standard will be effective for fiscal years beginning after December 15, 2017, for public companies. The Company intends to adopt the new accounting standard by making a policy election to classify distributions received from an equity method investee as operating cash inflows up to its cumulative equity in earnings and any excess as investing inflows. The Company does not believe that ASU No. 2016-15 will have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 supersedes the previous leases standard, Leases (Topic 840). The Company anticipates that it will be required to bifurcate certain lease revenues between lease and non-lease components. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company expects to adopt the guidance on a modified retrospective basis and upon adoption of the Leases guidance, non-lease components of new, extended or modified leases, including common area maintenance reimbursements, will be accounted for under the Revenue from Contracts with Customers guidance as described below. The Company is also the lessee under a ground lease, which it will be required to recognize right of use asset and a related lease liability on its consolidated balance sheets upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018, when effective. While the Company anticipates additional disclosure, it does not expect the adoption of this pronouncement will have a material effect on its consolidated financial statements as it believes the majority of its revenue falls outside of the scope of this guidance; however, it will continue to evaluate this assessment until the guidance becomes effective. Our remaining implementation items include calculating the cumulative effect adjustment, if any, to be recorded upon adoption, drafting revised disclosures in accordance with the new standard and implementing changes to internal control policies and procedures, if any. Common area maintenance reimbursements to be impacted by ASU No. 2014-09 will not be addressed until the Company's adoption of ASU No. 2016-02, considering its revisions to accounting for common area maintenance described above.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 3 – EQUITY

The Company was authorized to sell up to 150,000,000 shares of common stock at $10 per share in an initial public “best efforts” offering (the “Offering”) which commenced on October 18, 2012 and concluded on October 16, 2015.  The Company issued 83,835,055 shares of common stock generating gross proceeds of $834,399 from the Offering.  As of September 30, 2017, there were 88,919,975 shares of common stock outstanding including 8,102,860 shares issued through the distribution reinvestment plan (“DRP”), net of 3,019,049 shares repurchased through the share repurchase program (“SRP”).

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

Distribution Reinvestment Plan

The Company provides existing stockholders with the option to purchase additional shares from the Company by automatically reinvesting distributions through the DRP, subject to certain share ownership restrictions. The Company does not pay any selling commissions or a marketing contribution and due diligence expense allowance in connection with the DRP. Pursuant to the DRP, the price per share for shares of common stock purchased under the DRP is equal to the estimated value of a share, as determined by the Company’s board of directors and reported by the Company from time to time, until the shares become listed for trading, if a listing occurs, assuming that the DRP has not been terminated or suspended in connection with such listing. Prior to April 7, 2016 shares were sold through the DRP at a price of $9.50 per share.  Subsequently, shares were sold through the DRP at a price of $9.02 until March 30, 2017, when the Company reported a new Estimated Per Share NAV. Accordingly, under the DRP, beginning with reinvestments made on and after March 30, 2017, and until the Company announces a new Estimated Per Share NAV, distributions may be reinvested for shares of the Company’s common stock at a price equal to $9.05 per share.

Distributions reinvested through the DRP were $20,415 and $20,920 for the nine months ended September 30, 2017 and 2016, respectively.

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

Repurchases through the SRP were $13,085 and $7,057 for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, the Company’s liability related to the SRP was $1,850 and $1,448, respectively, recorded in other liabilities on the Company’s consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 4 – ACQUISITIONS

2017 Acquisitions

During the nine months ended September 30, 2017, the Company, through its wholly owned subsidiaries, acquired the properties listed below from unaffiliated third parties. The acquisitions were financed with proceeds from the Company’s credit facility (the “Credit Facility”).

Date Acquired	Property Name	Location	Property Type	Square Footage	Purchase Price (a)
1st Quarter
1/27/2017	Wilson Marketplace	Wilson, NC	Multi-Tenant Retail	311,030	$40,783
2nd Quarter
4/3/2017	Pentucket Shopping Center	Plaistow, NH	Multi-Tenant Retail	198,469	24,100
3rd Quarter
7/14/2017	Coastal North Town Center - Phase II	Myrtle Beach, SC	Retail	6,588	3,716
				516,087	$68,599
(a)	Contractual purchase price excluding closing credits.

The above acquisitions were accounted for as asset acquisitions. For the three months ended September 30, 2017, the Company incurred $202 of total acquisition costs and fees, $140 of which are capitalized as the acquisition of net investment properties in the accompanying consolidated balance sheets. For the three months ended September 30, 2017, $62 of acquisition and dead deal costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2017, the Company incurred $2,721 of total acquisition costs and fees, $1,459 of which are capitalized as the acquisition of net investment properties in the accompanying consolidated balance sheets. An adjustment to the deferred investment property acquisition obligation of $1,084 and $178 of acquisition and dead deal costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss. The Company recorded a decrease of $413 and incurred $421 of acquisition, dead deal and transaction related costs, during the three and nine months ended September 30, 2016, respectively, including changes to initial assumptions related to deferred investment property acquisition obligations (See Note 10 – “Commitments and Contingencies”) that were recorded in acquisition related costs in the consolidated statements of operations and comprehensive loss related to both closed and potential transactions. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.

The following table presents certain additional information regarding the Company’s acquisitions during the nine months ended September 30, 2017. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Nine Months Ended September 30,
2017
Land	$17,513
Building and improvements	41,793
Acquired lease intangible assets	15,385
Acquired intangible liabilities	(4,590)
Assumed liabilities, net	(148)
Total	$69,953

NOTE 5 – INVESTMENT IN UNCONSOLIDATED ENTITIES

The Company analyzes its joint venture agreements to determine whether the joint ventures are variable interest entities and, if so, whether the Company is the primary beneficiary by analyzing whether it has both the power to direct the joint ventures’ significant

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Accordingly, the Company has determined that the joint venture partners have the ability to participate in major decisions, which equates to shared decision making but that the Company does not have a controlling financial interest. Therefore, these joint ventures are not consolidated by the Company and the equity method of accounting is used to account for these investments. Under the equity method of accounting, the net equity investment of the Company and the Company's share of net income or loss from the unconsolidated entity are reflected in the consolidated balance sheets and the consolidated statements of operations and comprehensive loss. The following table summarizes the Company’s joint ventures:

			Investment in unconsolidated entities
Entity	Company's Profit/Loss Allocation at September 30, 2017	Remaining Commitment	September 30, 2017	December 31, 2016
Mainstreet Texas Development Fund, LLC (“Mainstreet JV”) (a)	83%	$2,931	$5,685	$—
Oak Property Casualty, LLC ("Captive") (b)	n/a	$—	—	126
			$5,685	$126

(a)

In August 2017, the Company, through a wholly owned taxable REIT subsidiary, made an equity commitment to Mainstreet JV in order to develop, construct, lease, finance and sell parcels of land and related building improvements including personal property which are to be operated as rapid recovery healthcare facilities located in Beaumont, Amarillo and Temple, Texas. The investment balance includes capitalized acquisition and legal costs of $116 incurred.

(b)

The Company is a member of a limited liability company formed as an insurance association captive, which is owned by the Company, IRC Retail Centers LLC, InvenTrust Properties Corp. and Retail Properties of America, Inc. See Note 13 – “Transactions with Related Parties.”

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Intangible assets:
Acquired in place lease value	$166,419	$159,679
Acquired above market lease value	45,824	37,179
Accumulated amortization	(66,563)	(46,750)
Acquired lease intangibles, net	$145,680	$150,108
Intangible liabilities:
Acquired below market lease value	$71,551	$66,962
Above market ground lease	5,169	5,169
Accumulated amortization	(13,030)	(8,657)
Acquired intangible liabilities, net	$63,690	$63,474

As of September 30, 2017, the weighted average amortization periods for acquired in place lease, above market lease intangibles, below market lease intangibles and above market ground leases are 10, 14, 19 and 55 years, respectively.

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

As of September 30, 2017, no amount has been allocated to customer relationship value.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Amortization pertaining to acquired in place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Amortization recorded as amortization expense:	2017	2016	2017	2016
Acquired in place lease value	$5,640	$5,455	$16,508	$18,430
Amortization recorded as a reduction to property operating expense:
Above market ground lease	$(23)	$(23)	$(70)	$(70)
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(1,212)	$(997)	$(3,304)	$(3,368)
Acquired below market leases	1,187	1,322	4,303	3,835
Net rental income increase	$(25)	$325	$999	$467

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2017 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases	Above Market Ground Lease
2017 (remainder of year)	$5,028	$1,075	$(1,159)	$(23)
2018	19,024	3,794	(4,489)	(94)
2019	17,050	3,430	(4,344)	(94)
2020	14,098	3,091	(4,123)	(94)
2021	11,559	3,021	(3,935)	(94)
Thereafter	43,487	21,023	(40,658)	(4,583)
Total	$110,246	$35,434	$(58,708)	$(4,982)

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of September 30, 2017 and December 31, 2016, the Company had the following mortgages and credit facility payable:

	September 30, 2017		December 31, 2016
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate

Fixed rate mortgages payable	$178,181	4.31%	$178,345	4.31%
Variable rate mortgages payable with swap agreements	383,517	3.49%	354,488	3.42%
Variable rate mortgages payable	54,153	3.03%	44,003	2.50%
Mortgages payable	$615,851	3.69%	$576,836	3.62%
Credit facility payable	67,300	2.94%	31,000	2.26%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$683,151	3.61%	$607,836	3.55%
Add: Unamortized mortgage premiums	2,481		3,080
Less: Unamortized debt issuance costs	(4,468)		(4,891)
Total debt	$681,164		$606,025

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $683,151 and $607,836 as of September 30, 2017 and December 31, 2016, respectively, and its estimated fair value was $672,788 and $595,404 as of September 30, 2017 and December 31, 2016, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

As of September 30, 2017, scheduled principal payments and maturities on the Company’s debt were as follows:

	September 30, 2017
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2017 (remainder of the year)	$75	$6,271	$—	$6,346
2018	205	15,260	—	15,465
2019	215	152,450	67,300	219,965
2020	897	—	—	897
2021	1,531	82,740	—	84,271
Thereafter	1,577	354,630	—	356,207
Total	$4,500	$611,351	$67,300	$683,151

Credit Facility Payable

The Company’s Credit Facility in the amount of $110,000 has an accordion feature that allows for an increase in available borrowings up to $400,000, subject to certain conditions. The Credit Facility matures on September 30, 2019, and the Company has a one year extension option which it may exercise as long as certain conditions are met.

At September 30, 2017, the interest rate on the Credit Facility was 2.94%. As of September 30, 2017, the Company had $42,700 available for borrowing under the Credit Facility.

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

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2017, the Company was current on all of the payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of September 30, 2017, the weighted average years to maturity for the Company’s mortgages payable was approximately 4.7 years.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s interest rate swap contracts outstanding as of September 30, 2017.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at September 30, 2017
Assets
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	$49,400	$235
July 8, 2015	August 1, 2015	May 22, 2019	1.43%	1,426	3
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	66
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	446
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	1,238
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	1,716
August 29, 2016	October 21, 2016	December 15, 2019	1.07%	10,837	137
				$203,993	$3,841
Liabilities
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	$24,352	$(109)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	9,561	(59)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(7)
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	5,525	(54)
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(45)
May 23, 2014	May 1, 2015	May 22, 2019	2.00%	8,484	(59)
May 8, 2014	May 5, 2015	May 5, 2019	2.10%	14,200	(119)
June 6, 2014	June 1, 2015	May 8, 2019	2.15%	11,684	(108)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	20,725	(188)
April 27, 2017	April 26, 2017	April 26, 2022	1.91%	24,479	(38)
June 5, 2017	May 31, 2017	May 15, 2022	1.90%	14,700	(27)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(394)
				$179,524	$(1,207)

(a)   Receive floating rate index based upon 1 month LIBOR. At September 30, 2017, the 1 month LIBOR was 1.23%.

The table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swap agreements	Other assets	$3,841	Other assets	$4,250
Interest rate swap agreements	Other liabilities	$1,207	Other liabilities	$1,909

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of comprehensive (loss) income.  The ineffective portion of the change in fair value, if any, is recognized directly in earnings. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2017	2016
Effective portion of derivatives	$(268)	$519	$(1,721)	$(10,384)
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$507	$1,077	$2,002	$3,039
Ineffective portion of derivatives	$(1)	$38	$12	$215

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next twelve months is approximately $1,053.

NOTE 8 – DISTRIBUTIONS

The Company currently pays distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.001643836 per share, which equates to $0.60 per share per year, based upon a 365-day year.  The table below presents the distributions paid and declared during the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Distributions paid	$13,482	$13,207	$39,989	$39,235
Distributions declared	$13,484	$13,227	$39,896	$39,156

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss in the three and nine months ended September 30, 2017, 2,087 shares and 2,751 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As the Company also had a net loss in the three and nine months ended September 30, 2016, 565 shares and 2,669 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation (“Earnout liability”). The maximum potential earnout payment was $7,536 at September 30, 2017.

The table below presents the change in the Company’s Earnout liability for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
Earnout liability-beginning of period	$6,856	$18,871
Increases:
Amortization expense	28	551
Decreases:
Earnout payments	(6,415)	(9,067)
Adjustments to acquisition related costs	1,084	(1,413)
Earnout liability – end of period	$1,553	$8,942

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

In conjunction with its equity investment in the Mainstreet JV, the Company also agreed to provide subsidiaries of the Mainstreet JV mezzanine loans, in the aggregate amount of approximately $5,400. The loan term is for 48 months. The Company will earn interest at a rate of 14.5% per annum and will receive monthly interest payments based on a 10% pay rate. The remaining unpaid interest will be due at maturity or upon certain defined events. The loan is guaranteed by one of the other members of the joint venture. The borrowers may draw on the mezzanine loans from time to time in connection with the construction of the rapid recovery healthcare facilities and are not expected to draw on the mezzanine loans until such time as the Company has fully funded its equity commitment to the Mainstreet JV. At September 30, 2017, the Company has not loaned any funds related to the mezzanine loans.

NOTE 11 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units were issued to non-employee directors as compensation. Each restricted share and restricted share unit entitle the holder to receive one common share when it vests. Restricted shares and restricted share units are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $9 and $22, in the aggregate, for the three and nine months ended September 30, 2017, respectively. Compensation expense associated with the restricted shares and restricted share units issued to non-employee directors was $6 and $8, in the aggregate, for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, the Company had $44 of unrecognized compensation cost related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.6 years.

A summary table of the status of the restricted shares and restricted share units is presented below:

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

	Restricted Shares	Restricted Share Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,326	1,150	$40	$40
Granted	3,315	1,184	41	41
Vested	(1,109)	(389)	(13)	(13)
Converted	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2017	5,532	1,945	$68	$68

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, retail real estate, for the nine months ended September 30, 2017 and 2016.

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

The Captive is owned by the Company, IRC Retail Centers LLC, InvenTrust Properties Corp. and Retail Properties of America, Inc.  The Company recorded its investment in investment in unconsolidated entities in the accompanying consolidated balance sheets. The Company’s share of net income from its investment is based on the ratio of each member’s premium contribution to the venture. For the nine months ended September 30, 2017, the Company received its original capital investment of $100 and earnings of $20 from the Captive. The Captive was in the final stages of winding up its affairs and terminated its operations in the fourth quarter of 2017 after all regulatory reports were filed. However, there can be no assurance the Company will not be liable for any additional proportional costs associated with the termination of the Captive which have not been previously identified.

The Company owns 1,000 shares of common stock in The Inland Real Estate Group of Companies, Inc. with a recorded value of $1 at September 30, 2017 and December 31, 2016. This amount is included in other assets in the accompanying consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2017 and 2016. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid amounts as of
		2017	2016	2017	2016	September 30, 2017	December 31, 2016
General and administrative reimbursements	(a)	$345	$633	$1,319	$1,406	$553	$274

Acquisition related costs		$54	$49	$273	$251	$8	$88
Acquisition fees		180	—	1,216	1,327	179	—
Total acquisition costs and fees	(b)	$234	$49	$1,489	$1,578	$187	$88

Real estate management fees		$1,178	$1,179	$3,638	$3,355	$—	$—
Construction management fees		45	46	98	78	62	53
Leasing fees		51	65	143	144	101	89
Total real estate management related costs	(c)	$1,274	$1,290	$3,879	$3,577	$163	$142

Business management fees	(d)	$2,311	$2,190	$6,871	$6,421	$2,311	$2,159

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

(b)

The Company pays the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired.  The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets. Of the $234 related party acquisition costs and fees incurred during the three months ended September 30, 2017, $98 are capitalized as the acquisition of net investment properties in the accompanying consolidated balance sheets. $84 are capitalized as investment in unconsolidated entities in the accompanying consolidated balance sheets and $52 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss.  Of the $1,489 related party acquisition costs incurred during the nine months ended September 30, 2017, $1,260 are capitalized as the acquisition of net investment properties in the accompanying consolidated balance sheets, $84 are capitalized as investment in unconsolidated entities in the accompanying consolidated balance sheets, and $145 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

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

NOTE 14 – OPERATING LEASES

Minimum lease payments to be received under operating leases, including ground leases, as of September 30, 2017 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2017 (remainder of year)	$23,284
2018	90,494
2019	83,513
2020	76,785
2021	71,135
Thereafter	294,128
Total	$639,339

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

NOTE 15 – SUBSEQUENT EVENTS

Distributions

The Company’s board of directors declared monthly distributions payable to stockholders of record each day beginning on the close of business on October 1, 2017 through the close of business on December 31, 2017. Through that date, distributions were declared in a daily amount equal to $0.001643836 per share, which equates to $0.60 per share per year, based upon a 365-day year. Distributions were paid monthly in arrears as follows:

Distribution Month	Month Distribution Paid	Gross Amount of Distribution Paid	Distribution Reinvested through DRP	Shares Issued	Net Cash Distribution
September 2017	October 2017	$4,395	$2,194	242,510	$2,201
October 2017	November 2017	$4,544	$2,266	250,374	$2,278

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

•

We have incurred net losses on a U.S. generally accepted accounting principles (“U.S. GAAP”) basis for the three and nine months ended September 30, 2017 and 2016 and for the year ended December 31, 2016;

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

The following discussion and analysis relates to the three and nine months ended September 30, 2017 and 2016 and as of September 30, 2017 and December 31, 2016. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We are principally engaged in owning retail properties throughout the United States. At September 30, 2017, we had total assets of approximately $1.4 billion and owned 59 properties located in 24 states containing approximately 6.9 million square feet.  A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. The portfolio properties have staggered lease maturity dates and anchor tenants generally with strong credit ratings.

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

We concluded our “best efforts” offering (the “Offering”) in October 2015. Using available resources, including the DRP and additional financing proceeds, our team is committed to identifying acquisition opportunities that meet our investment strategy and that offer growth potential for our stockholders. We have primarily focused on acquiring retail properties. We invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets such as office and medical office buildings, multi-family properties and industrial/distribution and warehouse facilities if management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

Company Highlights - 2017

Recent Acquisition - We acquired one investment property in July, 2017 for approximately $3.7 million. Coastal North Town Center – Phase II is a 6,588 square foot retail property located in Myrtle Beach, South Carolina. We financed the acquisition with proceeds from our credit facility (the “Credit Facility”).

Mainstreet JV - In August 2017, we entered into, through a wholly owned taxable REIT subsidiary, a joint venture agreement with a third party developer and its affiliates to develop three transitional care/rapid recovery centers in Texas which will be licensed skilled nursing facilities.  Our aggregate equity commitment is approximately $8.5 million, excluding costs and legal fees incurred in connection with this investment. As of September 30, 2017, we have funded approximately $5.6 million of this commitment with cash on hand.

In conjunction with this equity investment, we also agreed to provide subsidiaries of the joint venture mezzanine loans, in the aggregate amount of approximately $5.4 million. The loan term is for 48 months. We will earn interest at a rate of 14.5% per annum and will receive monthly interest payments based on a 10% pay rate. The remaining unpaid interest will be due at maturity or upon certain defined events. The loan is guaranteed by one of the other members of the joint venture. The borrowers may draw on the mezzanine loans from time to time in connection with the construction of the rapid recovery centers and are not expected to draw on the mezzanine loans until such time as we have fully funded our equity commitment to the joint venture. At September 30, 2017, we have not loaned any funds related to the mezzanine loans.

Leasing Activity - During the nine months ended September 30, 2017, we signed 33 new leases totaling 106,534 square feet with a weighted average base rent per square foot of $15.13, weighted average tenant improvements per square foot of $14.70 and a weighted average lease term of 7.5 years.  We also achieved a retention rate of 82%. We renewed 54 leases totaling 367,158 square feet with a weighted average base rent per square foot of $16.09, $0.79 in tenant improvement costs per square foot and a weighted average lease term of 5.3 years.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of September 30, 2017
Number of properties	59
Purchase price	$1,412,841
Total square footage	6,860,923
Weighted average physical occupancy	93.9%
Weighted average economic occupancy	94.9%
Weighted average remaining lease term (years)	6.5

The table below presents information for each of our investment properties as of September 30, 2017.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Dollar General (12 properties)	Various	111,890	100.0%	100.0%	$7,447	4.33%
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons	Olive Branch, MS	159,258	98.1%	98.1%	15,260	3.14%
Park Avenue	Little Rock, AR	79,131	66.7%	100.0%	14,062	3.75%
North Hills Square	Coral Springs, FL	63,829	98.1%	98.1%	5,525	4.02%
Mansfield Shopping Center	Mansfield, TX	148,529	69.4%	69.4%	14,200	3.90%
Lakeside Crossing	Lynchburg, VA	67,034	97.0%	97.0%	9,910	3.87%
MidTowne Shopping Center	Little Rock, AR	126,288	88.6%	88.6%	20,725	4.06%
Dogwood Festival	Flowood, MS	187,610	89.4%	89.4%	24,352	3.60%
Pick N Save Center	West Bend, WI	86,900	92.8%	92.8%	9,561	3.54%
Harris Plaza (a)	Layton, UT	123,890	81.6%	81.6%	—	—
Dixie Valley	Louisville, KY	119,981	92.4%	92.4%	6,798	3.54%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	92.2%	92.2%	—	—
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,606	96.8%	96.8%	15,591	2.99%
Harvest Square	Harvest, AL	70,590	91.2%	91.2%	6,732	4.65%
Heritage Square	Conyers, GA	22,385	93.4%	93.4%	4,460	5.10%
The Shoppes at Branson Hills	Branson, MO	256,329	91.8%	91.8%	26,520	3.69%
Branson Hills Plaza	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza	Neenah, WI	171,121	98.1%	98.1%	10,836	2.92%
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	100.0%	100.0%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	97.5%	97.5%	13,100	3.24%
Eastside Junction	Athens, AL	79,700	85.7%	85.7%	6,247	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	100.0%	100.0%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	100.0%	100.0%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	93.2%	94.9%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	64.9%	64.9%	4,650	5.30%
Whispering Ridge (a)	Omaha, NE	69,676	39.8%	39.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	94.0%	94.0%	—	—
White City	Shrewsbury, MA	257,121	95.8%	97.1%	49,400	3.24%
Treasure Valley (a)	Nampa, ID	133,292	100.0%	100.0%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	75.2%	91.3%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.2%	98.2%	13,700	3.30%
2727 Iowa Street (a)	Lawrence, KS	85,044	100.0%	100.0%	—	—
Settlers Ridge	Pittsburgh, PA	473,821	99.1%	99.1%	76,532	3.70%
Milford Marketplace	Milford, CT	111,720	94.9%	94.9%	18,727	4.02%
Marketplace at El Paseo	Fresno, CA	224,683	95.4%	96.1%	38,000	2.95%
Blossom Valley Plaza (a)	Turlock, CA	111,435	100.0%	100.0%	—	—
The Village at Burlington Creek	Kansas City, MO	158,023	89.1%	89.1%	17,723	4.25%
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	94.5%	94.5%	—	—
Marketplace at Tech Center	Newport News, VA	210,297	95.4%	99.3%	47,550	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,662	95.1%	95.1%	43,680	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace	Wilson, NC	311,030	96.8%	97.6%	24,480	4.06%
Pentucket Shopping Center	Plaistow, NH	198,469	98.0%	98.0%	14,700	3.65%
Coastal North Town Center - Phase II	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
Portfolio total		6,860,923	93.9%	94.9%	$615,851	3.69%

(a)	Property is pledged as collateral under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in place as of September 30, 2017.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
Dicks Sporting Goods, Inc	6	$3,511	3.7%	$12.72	276,038	4.0%
The Kroger Co	4	3,307	3.4%	13.25	249,493	3.6%
TJ Maxx/HomeGoods/Marshalls	13	3,170	3.3%	9.63	329,253	4.8%
Petsmart	10	2,583	2.7%	13.31	194,077	2.8%
Ross Dress for Less, Inc	9	2,379	2.5%	10.03	237,165	3.5%
Albertsons/Jewel/Shaws	2	2,235	2.3%	17.48	127,892	1.9%
Ulta Salon, Cosmetics & Fragrance	10	2,196	2.3%	21.06	104,276	1.5%
Kohl's Department Stores	4	1,888	2.0%	5.68	332,461	4.9%
LA Fitness (Fitness International)	2	1,810	1.9%	20.20	89,600	1.3%
Giant Eagle	1	1,805	1.9%	13.96	129,340	1.9%
Top ten tenants	61	$24,884	26.0%	$12.02	2,069,595	30.2%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in place at September 30, 2017.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,535,229	23.6%	12.0%
Home Goods	1,016,961	15.7%	9.7%
Grocery	950,042	14.6%	14.0%
Lifestyle, Health Clubs, Books & Phones	786,503	12.1%	15.0%
Restaurant	552,888	8.5%	16.0%
Apparel & Accessories	468,181	7.2%	10.6%
Sporting Goods	333,719	5.1%	4.9%
Consumer Services, Salons, Cleaners, Banks	273,663	4.2%	7.2%
Pet Supplies	269,270	4.1%	4.0%
Health, Doctors & Health Foods	145,558	2.3%	4.2%
Other	165,756	2.6%	2.4%
Total	6,497,770	100.0%	100.0%

The following table sets forth a summary, as of September 30, 2017, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	53%	7.8
Junior Box	5,000-9,999	15%	6.0
Small Shop	Less than 5,000	32%	4.5
Total		100%	6.5

Lease Expirations

The following table sets forth a summary, as of September 30, 2017, of lease expirations scheduled to occur during the remainder of 2017 and each of the calendar years from 2018 to 2026 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to September 30, 2017. Annualized base rent represents the rent in place of the applicable property at September 30, 2017. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $86,402, or $17.09 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2017 (including month-to-month)	22	104,087	1.6%	$1,364	1.4%	$13.11
2018	74	249,555	3.8%	5,248	5.5%	21.03
2019	82	513,487	7.9%	7,640	7.8%	14.88
2020	97	526,947	8.1%	8,593	9.0%	16.31
2021	92	374,011	5.8%	7,516	7.8%	20.10
2022	87	563,118	8.7%	10,558	11.0%	18.75
2023	60	645,131	9.9%	8,497	8.9%	13.17
2024	51	471,823	7.3%	9,059	9.5%	19.20
2025	68	605,611	9.3%	11,455	12.0%	18.92
2026	37	430,476	6.6%	5,848	6.1%	13.58
Thereafter	72	2,013,524	31.0%	20,093	21.0%	9.98
Leased Total	742	6,497,770	100.0%	$95,871	100.0%	$14.75

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses		Sources
Short-term liquidity and capital needs such as:		•	Cash receipts from our tenants
•	Interest & principal payments on mortgage loans and Credit Facility	•	Sale of shares through the DRP
•	Property operating expenses	•	Proceeds from new or refinanced mortgage loans
•	General and administrative expenses	•	Borrowing on our Credit Facility
•	Distributions to stockholders	•	Interest on mezzanine loans
•	Fees payable to our Business Manager and Real Estate Manager
•	Repurchases of shares under the SRP
•	Payment of deferred investment property acquisition obligation
•	Commitments under joint venture agreements

Long-term liquidity and capital needs such as:
•	Acquisitions of real estate directly or through joint ventures
•	Payment of deferred investment property acquisition obligation
•	Interest & principal payments on mortgage loans and Credit Facility
•	Capital expenditures, tenant improvements and leasing commissions
•	Repurchases of shares under the SRP

As of September 30, 2017, we had total debt outstanding of approximately $683.2 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.61% per annum.  As of September 30, 2017 and December 31, 2016, our borrowings were 48% and 45%, respectively, of the purchase price of our investment properties. As of September 30, 2017, we had borrowed $67.3 million of the $110 million available under our Credit Facility.

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation. The maximum potential earnout payment was $7.5 million at September 30, 2017.

For information related to our debt maturities reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our September 30, 2017 Notes to Consolidated Financial Statements in Item 1.

Cash Flow Analysis

	Nine Months Ended September 30,		Change
	2017	2016	2017 vs. 2016
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$42,799	$30,228	$12,571
Net cash flows used in investing activities	$(78,986)	$(86,566)	$7,580
Net cash flows provided by (used in) financing activities	$36,200	$(11,203)	$47,403

Operating activities

The increase in cash from operating activities during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due primarily to payments made in 2016 related to 2015 acquisitions and cash generated by property operations from the acquisition of two properties in the second quarter of 2016 and three properties in 2017.

Investing activities

	Nine Months Ended September 30,		Change
	2017	2016	2017 vs. 2016
	(Dollar amounts in thousands)
Purchases of investment properties	$(69,953)	$(79,034)	$9,081
Capital expenditures	(4,042)	(7,696)	3,654
Investment in unconsolidated joint ventures	(5,602)	—	(5,602)
Other assets and restricted escrows	611	164	447
Net cash used in investing activities	$(78,986)	$(86,566)	$7,580

We used more cash in our investing activities in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2017 primarily due to acquisition related activities and capital improvements at certain of our properties. The decrease in cash used in investing activities in 2017 was partially offset with our investment in an unconsolidated joint venture.

Financing activities

	Nine Months Ended September 30,		Change
	2017	2016	2017 vs. 2016
	(Dollar amounts in thousands)
Total changes related to debt	$74,872	$22,840	$52,032
Proceeds from the distribution reinvestment plan, net of shares repurchased	7,732	14,231	(6,499)
Distributions paid	(39,989)	(39,235)	(754)
Payment of offering costs	—	(201)	201
Other	(6,415)	(8,838)	2,423
Net cash provided by (used in) financing activities	$36,200	$(11,203)	$47,403

During the nine months ended September 30, 2017 and 2016, we generated approximately $118.5 million and $218.0 million, respectively, from borrowings. We also paid off mortgage debt, reduced the amount outstanding on our Credit Facility and paid debt issuance costs in the amount of $43.6 million and $195.1 million for the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017 and 2016, we generated proceeds from the sale of shares through the DRP, net of share repurchases, of approximately $7.7 million and $14.2 million, respectively. During the nine months ended September 30, 2017 and 2016, we paid approximately $40.0 million and $39.2 million, respectively, in distributions.

Distributions

A summary of the distributions declared, distributions paid and cash flows provided by operations for the nine months ended September 30, 2017 and 2016 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (2)
Nine Months Ended September 30,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations
2017	$39,896	$0.45	$19,574	$20,415	$39,989	$42,799
2016	$39,156	$0.45	$18,315	$20,920	$39,235	$30,228

(1)	Per share amounts are based on weighted average number of common shares outstanding.
(2)

For the nine months ended September 30, 2017, 100% of the distributions were paid from cash flow from operations. For the nine months ended September 30, 2016, distributions of $9,007 (or 23.0%) were paid from the proceeds of the DRP and the remaining distributions were paid from cash flow from operations.

Results of Operations

The following discussions are based on our consolidated financial statements for the three and nine months ended September 30, 2017 and 2016. Dollar amounts are stated in thousands.

This section describes and compares our results of operations for the three and nine months ended September 30, 2017 and 2016. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our “same store” properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended September 30, 2017 and 2016

A total of 56 investment properties were acquired on or before July 1, 2016 and represent our “same store” properties during the three months ended September 30, 2017 and 2016.  “Non-same store,” as reflected in the table below, consists of properties acquired after July 1, 2016. For the three months ended September 30, 2017, three properties constituted non-same store properties and for the three months ended September 30, 2016, no properties constituted non-same store properties. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the three months ended September 30, 2017 and 2016, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change	2017	2016	Change
Rental income	$23,950	$22,736	$1,214	$22,712	$22,736	$(24)	$1,238	—	$1,238
Tenant recovery income	7,248	6,285	963	7,051	6,285	766	197	—	197
Other property income	179	736	(557)	178	736	(558)	1	—	1
Total income	$31,377	$29,757	$1,620	$29,941	$29,757	$184	$1,436	—	$1,436

Property operating expenses	$5,354	$5,027	$327	$5,077	$5,027	$50	$277	—	$277
Real estate tax expense	4,386	3,576	810	4,303	3,576	727	83	—	83
Total property operating expenses	$9,740	$8,603	$1,137	$9,380	$8,603	$777	$360	—	$360

Property net operating income	$21,637	$21,154	$483	$20,561	$21,154	$(593)	$1,076	—	$1,076

Straight-line income, net	$571	$631	$(60)
Intangible amortization and inducement	(3)	347	(350)
General and administrative expenses	(875)	(1,245)	370
Acquisition related costs	(62)	413	(475)
Business management fee	(2,311)	(2,190)	(121)
Depreciation and amortization	(15,492)	(14,442)	(1,050)
Interest expense	(6,361)	(5,547)	(814)
Interest and other income	20	18	2
Equity in earnings (loss) of unconsolidated entities	20	(100)	120
Net loss	$(2,856)	$(961)	$(1,895)

Net loss.  Net loss was $2,856 and $961 for the three months ended September 30, 2017 and 2016, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended September 30, 2017 with the results of the same investment properties owned during the three months ended September 30, 2016, property net operating income decreased $593, total property income increased $184, and total property operating expenses including real estate tax expense increased $777.

The increase in “same store” total property income is primarily due to an increase in overall tenant recovery income offset by lower termination fee income.

The increase in “same store” total property operating expenses is due to a net increase in real estate tax expense.

“Non-same store” total property net operating income increased $1,076 during 2017 as compared to 2016. The increase is a result of acquiring three additional retail properties after July 1, 2016. On a “non-same store” basis, total property income increased $1,436 and total property operating expenses increased $360 during the three months ended September 30, 2017 as compared to 2016 as a result of these acquisitions.

Straight-line income, net. Straight-line rent income decreased $60 in 2017 compared to 2016. This decrease is due to certain tenant rent abatements in 2016 that increased straight-line rental income.

Intangible amortization.  Intangible amortization income decreased $350 in 2017 compared to 2016. The decrease is primarily attributable to changes in intangible assets and liabilities as a result of acquisitions in 2016 and 2017.

General and Administrative expenses.  General and administrative expenses decreased $370 in 2017 compared to 2016.  This decrease is primarily due to decreases in various administrative expenses.

Acquisition related costs.  Acquisition related expenses increased $475 in 2017 compared to 2016. The increase is attributed to adjustments in deferred investment property acquisition obligations.

Business management fee. Business management fees increased $121 in 2017 compared to 2016. The increase is due to the acquisition of real estate which increased assets under management.

Depreciation and Amortization.  Depreciation and amortization increased $1,050 in 2017, as compared to 2016. The increase is primarily due to acquisitions in 2016 and 2017.

Interest Expense.  Interest expense increased $814 in 2017 compared to 2016. The increase is primarily due to additional financing of properties after October 1, 2016, increased amounts drawn under the Credit Facility and higher interest rates on our floating rate debt.

Comparison of the nine months ended September 30, 2017 and 2016

A total of 54 investment properties were acquired on or before January 1, 2016 and represent our “same store” properties during the nine months ended September 30, 2017 and 2016.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2016. For the nine months ended September 30, 2017, five properties constituted non-same store properties and for the nine months ended September 30, 2016, two properties are considered non-same store properties. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the nine months ended September 30, 2017 and 2016, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change	2017	2016	Change
Rental income	$71,582	$67,312	$4,270	$65,047	$65,335	$(288)	$6,535	$1,977	$4,558
Tenant recovery income	21,836	19,582	2,254	20,146	19,073	1,073	1,690	509	1,181
Other property income	352	909	(557)	349	908	(559)	3	1	2
Total income	$93,770	$87,803	$5,967	$85,542	$85,316	$226	$8,228	$2,487	$5,741

Property operating expenses	$15,866	$15,056	$810	$14,661	$14,682	$(21)	$1,205	374	$831
Real estate tax expense	12,384	10,893	1,491	11,407	10,618	789	977	275	702
Total property operating expenses	$28,250	$25,949	$2,301	$26,068	$25,300	$768	$2,182	$649	$1,533

Property net operating income	$65,520	$61,854	$3,666	$59,474	$60,016	$(542)	$6,046	$1,838	$4,208

Straight-line income, net	$1,276	$1,703	$(427)
Intangible amortization and inducement	1,058	535	523
General and administrative expenses	(3,397)	(3,958)	561
Acquisition related costs	(1,262)	(421)	(841)
Business management fee	(6,871)	(6,421)	(450)
Depreciation and amortization	(46,391)	(45,158)	(1,233)
Interest expense	(18,316)	(16,189)	(2,127)
Interest and other income	72	360	(288)
Equity in earnings (loss) of unconsolidated entities	20	193	(173)
Net loss	$(8,291)	$(7,502)	$(789)

Net loss.  Net loss was $8,291 and $7,502 for the nine months ended September 30, 2017 and 2016, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the full nine months ended September 30, 2017 with the results of the same investment properties owned during the full nine months ended September 30, 2016, property net operating income decreased $542, total property income increased $226, and total property operating expenses including real estate tax expense increased $768.

The increase in “same store” total property income is primarily due to an increase in tenant recovery income offset by lower termination fee income.

The increase in “same store” total property operating expenses is primarily due to an increase in current year real estate tax expense, partially offset by a decrease in property operating expenses.

“Non-same store” total property net operating income increased $4,208 during 2017 as compared to 2016. The increase is a result of acquiring five retail properties after January 1, 2016. On a “non-same store” basis, total property income increased $5,741 and total property operating expenses increased $1,533 during the year to date ended September 30, 2017 as compared to 2016 as a result of these acquisitions.

Straight-line income, net. Straight-line rent income decreased $427 in 2017 compared to 2016. This decrease is due to certain tenant rent abatements in 2016 that increased straight-line rental income.

Intangible amortization.  Intangible amortization income increased $523 in 2017 compared to 2016. The increase is primarily attributable to changes in intangible assets and liabilities as a result of recent acquisitions.

General and Administrative expenses.  General and administrative expenses decreased $561 in 2017 compared to 2016.  This decrease is primarily due to lower stock administration expenses.

Acquisition related costs.  Acquisition related expenses increased $841 in 2017 compared to 2016. The increase is attributable to an amendment to our agreement at one of our properties that resulted in adjustments to deferred investment property acquisition obligations.

Business management fee. Business management fees increased $450 in 2017 compared to 2016. The increase is due to the acquisition of real estate which increased assets under management.

Depreciation and Amortization.  Depreciation and amortization increased $1,233 in 2017, as compared to 2016. The increase is primarily due to acquisitions in 2016 and 2017.

Interest Expense.  Interest expense increased $2,127 in 2017 compared to 2016. The increase is primarily due to additional financing of properties after January 1, 2016, increased amounts drawn under the Credit Facility and higher interest rates on our floating debt.

Interest and other income.  Interest and other income decreased $288.  The decrease is primarily due to lower interest earned as a result of lower cash balances in 2017 compared to 2016.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 15, 2017, under the heading “Critical Accounting Policies.” There have been no changes to our critical accounting policies during the three months ended September 30, 2017.

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

Our FFO and MFFO for the nine months ended September 30, 2017 and 2016 are calculated as follows:

		Nine Months Ended September 30,
		2017	2016
		(Dollar amounts in thousands)
	Net loss	$(8,291)	$(7,502)
Add:	Depreciation and amortization related to investment properties	46,391	45,158
	Funds from operations (FFO)	$38,100	$37,656

Add:	Acquisition related costs	1,262	421
Less:	Amortization of acquired market lease intangibles, net	(1,069)	(537)
	Straight-line income, net	(1,276)	(1,703)
	Modified funds from operations (MFFO)	$37,017	$35,837

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our September 30, 2017 Notes to Consolidated Financial Statements in Item 1.

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

As of September 30, 2017, we had outstanding debt of approximately $683.2 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 2.84% to 5.95% per annum. The weighted average interest rate was 3.61%, which includes the effect of interest rate swaps. As of September 30, 2017, the weighted average years to maturity for our mortgages and credit facility payable was approximately 4.7 years.

As of September 30, 2017, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $178.2 million and a fair value of $175.3 million. Changes in market interest rates on our fixed-rate debt generally affect the fair value of debt and net asset value per share, but not our earnings or cash flows. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until their maturity or earlier prepayment. An increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt. A decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt.

As of September 30, 2017, we had $121.5 million of debt or 17.78% of our total debt bearing interest at variable rates with a weighted average interest rate equal to 2.98% per annum. We had variable rate debt subject to swap agreements of $383.5 million, or 56.14% of our total debt at September 30, 2017.

If interest rates on all debt which bears interest at variable rates as of September 30, 2017 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by approximately $1.1 million annually. If interest rates on all debt which bears interest at variable rates as of September 30, 2017 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

For information related to our derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our September 30, 2017 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

We have incurred a net loss on a U.S. GAAP basis for the quarterly period ended September 30, 2017.

We have incurred a net loss on a U.S. GAAP basis for the three and nine months ended September 30, 2017 of $2.9 and $8.3 million, respectively. Our loss can be attributed, in part, to property operating expenses, interest expense, acquisition related expenses and depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money, which bears interest at variable rates, and therefore are exposed to increases in costs in a rising interest rate environment. Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders. As of September 30, 2017, we had $121.5 million of debt or 17.78% of our total debt that bore interest at variable rates with a weighted average interest rate of 2.98%. We had variable rate debt subject to swap agreements fixing the rate of $383.5 million or 56.14% of our total debt at September 30, 2017.

If we cannot generate sufficient cash flow from operations to fully fund distributions, some or all of our distributions may be paid from other sources, including from the proceeds of our DRP, which will reduce the amount of cash we ultimately have to invest in assets.

Historically, we had not consistently generated sufficient cash flow from operations to fund distribution payments. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow (if any), from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of our Offering and DRP. Accordingly, if we cannot continue to generate sufficient cash flow from operations to fully fund distributions, some or all of our distributions may be paid from other sources, including from the proceeds of our DRP. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the DRP, to pay distributions. There is no assurance we will continue to generate sufficient cash flow from operations to cover distributions. We began declaring distributions to stockholders of record during December 2012. Approximately 23% ($33.5 million) of the distributions paid to stockholders through September 30, 2017, have been paid from the net proceeds of our Offering and DRP, which reduced the proceeds available for other purposes. To the extent we pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.

The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants, we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.

We entered into a credit agreement, as amended, for a $110 million revolving Credit Facility. The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of five unencumbered properties with an unencumbered pool value of $110 million or above and by a guaranty by certain of our subsidiaries. As of September 30, 2017, we have borrowed $67.3 million of the $110 million available.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a minimum tangible net worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. These covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our adjusted FFO, which is FFO excluding acquisition expenses for that period. For the fiscal quarter ended September 30, 2017, distributions did not exceed 95% of our adjusted FFO.

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

Our portfolio included three stores leased to Sports Authority, which filed for bankruptcy in 2016. Two of our three Sports Authority leases were rejected on June 30, 2016, and the third one was rejected July 29, 2016. The annualized rent and reimbursements under these leases would have totaled approximately $2.2 million. We are currently finalizing lease negotiations with a national discount clothing retailer for our Omaha, NE asset. In addition, we have signed a letter of intent with a regional fitness operator for our Mansfield, TX location. Lastly, we have a temporary tenant occupying space at our Lake St. Louis, MO asset while we continue to seek a quality replacement tenant for that space.

Investing in subordinated debt involves greater risks of loss than senior loans secured by the same properties.

We entered into mezzanine loan agreements pursuant to which we made a mezzanine financing commitment of approximately $5.4 million in the aggregate. We may continue to invest in mezzanine debt and other subordinated debt. These types of investments carry a higher degree of risk of loss than senior secured debt investments because in the event of default and foreclosure, holders of senior liens will be paid in full before subordinated investors and, depending on the value of the underlying collateral, there may not be sufficient assets to pay all or any part of amounts owed to subordinated investors. Moreover, mezzanine debt and other subordinated debt investments may have higher loan-to-value ratios than conventional senior lien financing, resulting in less equity in the collateral and increasing the risk of loss of principal. If a borrower defaults or declares bankruptcy, we may be subject to agreements restricting or eliminating our rights as a creditor, including rights to call a default, foreclose on collateral, accelerate maturity or control decisions made in bankruptcy proceedings. In addition, senior lenders may limit the amount or timing of interest and principal payments while the senior secured debt is outstanding.

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

The table below outlines the shares we repurchased pursuant to our SRP during the three months ended September 30, 2017.

(Dollar amounts in thousands, except per share amounts)

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 2017	263,967	263,967	$8.86	$2,337	263,967	3,420,102
August 2017	297,425	297,425	$8.73	2,598	297,425	3,122,677
September 2017	210,072	210,072	$8.80	1,850	210,072	2,912,605
Total	771,464	771,464	$8.80	$6,785	771,464

(1)	Our SRP was announced on October 18, 2012

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the Securities and Exchange Commission on November 8, 2017 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	November 8, 2017

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer (co-principal financial officer)
Date:	November 8, 2017

/s/ David Z. Lichterman
By:	David Z. Lichterman
Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)
Date:	November 8, 2017