Form 10-K
period 2017-12-31
Inland Real Estate Income Trust, Inc.
filed 2018-03-16
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-55146

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established public market for the registrant’s shares of common stock. On March 29, 2017, the board of directors of the registrant determined an estimated per share net asset value of the registrant’s common stock of $22.63. Based on this estimated per share net asset value, the aggregate value of the registrant’s common stock held by non-affiliates as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $801,423,971.  As of March 8, 2018, there were 35,600,624 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of the fiscal year, into Part III of this Form 10-K to the extent stated herein.

INLAND REAL ESTATE INCOME TRUST, INC.

PART I

Item 1.	Business

General

Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company”, “we”, “our” or “us”) was incorporated on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. We have primarily focused on acquiring retail properties.  We have invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets such as office and medical office buildings, multi-family properties and industrial/distribution and warehouse facilities if our management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities (“CMBS”). Our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” is an indirect subsidiary of The Inland Group, Inc.  Various affiliates of our Sponsor provide services to us. We are externally managed and advised by IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager,” an indirect wholly owned subsidiary of our Sponsor. Our Business Manager is responsible for overseeing and managing our day-to-day operations.  Our properties are managed by Inland Commercial Real Estate Services LLC, referred to herein as our “Real Estate Manager,” an indirect wholly owned subsidiary of our Sponsor.

On January 16, 2018, we effected a 1-for-2.5 reverse stock split of our issued and outstanding common stock whereby every 2.5 shares of our issued and outstanding common stock were converted into one share of our common stock (the “Reverse Stock Split”). In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), all share information presented has been retroactively adjusted to reflect the Reverse Stock Split.

We commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015.  We sold 33,534,022 shares of common stock generating gross proceeds of $834.4 million from the Offering.  On March 29, 2017, our board of directors determined an estimated per share net asset value (the “Estimated Per Share NAV”) of our common stock of $22.63 ($9.05 prior to the Reverse Stock Split).  The previously estimated per share net asset value of $22.55 ($9.02 prior to the Reverse Stock Split) was established on April 7, 2016. We intend to publish an updated estimated value of our shares (the “Updated Estimated Per Share NAV”) no later than March 30, 2018.

At December 31, 2017, we owned 59 retail properties, totaling approximately 6.9 million square feet. At December 31, 2017, our portfolio had weighted average physical and economic occupancy of 93.9% and 94.8%, respectively. Economic occupancy excludes square footage that we own but which is not occupied by a tenant and which is subject to an earnout component on the original purchase price. As of December 31, 2017, 2016 and 2015, annualized base rent (“ABR”) per square foot averaged $17.16, $17.25 and $17.05, respectively, for all properties owned. ABR is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. ABR including ground leases averaged $14.81, $15.13 and $14.90 as of December 31, 2017, 2016 and 2015, respectively. We also have invested in a joint venture to develop three transitional care/rapid recovery centers.

We provide the following programs to facilitate additional investment in our shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

On October 19, 2015, we registered 25,000,000 shares of common stock to be issued under our distribution reinvestment plan (“DRP”) pursuant to a registration statement on Form S-3D. Through the DRP, we provide existing stockholders with the option to purchase additional shares from us by automatically reinvesting distributions, subject to certain share ownership restrictions. We do not pay any selling commissions or a marketing contribution and due diligence expense allowance in connection with the DRP. The price per share for shares of common stock purchased under the DRP is equal to the Estimated Per Share NAV unless and until the shares become listed for trading. On March 30, 2017, we reported a new Estimated Per Share NAV of $22.63 ($9.05 prior to the Reverse Stock Split).  Beginning with the first quarter 2018 distribution payable in April, shares sold through the DRP will be at a price equal to the Updated Estimated Per Share NAV.

Distributions reinvested through the DRP were approximately $27.1 million, $27.8 million and $20.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Share Repurchase Program

Under our amended and restated share repurchase program (“SRP”), we are authorized, in our discretion, to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested. Subject to funds being available, we limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted by the Reverse Stock Split. Funding for the SRP is limited to the proceeds we receive from the DRP during the same period. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, the one year holding period does not apply. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. In addition, our board of directors, in its sole direction, may, at any time, amend, suspend or terminate the SRP.

Repurchases through the SRP were approximately $21.1 million, $9.7 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Segment Data

We currently view our real estate portfolio as one reportable segment in accordance with U.S. GAAP.  Accordingly, we did not report any other segment disclosure for the years ended December 31, 2017, 2016 and 2015.  For information related to our business segment, reference is made to Note 12 – “Segment Reporting” which is included in our December 31, 2017 Notes to Consolidated Financial Statements in Item 8.

Tax Status

We qualified and elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), commencing with the tax year ended December 31, 2013. As a result, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments and excluding any net capital gain) to its stockholders. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal and state income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income.

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

Employees

We do not have any employees. In addition, all of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for their services rendered to us. We neither separately compensate our executive officers for their service as officers, nor do we reimburse either our Business Manager or Real Estate Manager for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or its affiliates or our Real Estate Manager; provided that, for these purposes, the corporate secretaries of our Company and our Business Manager are not considered “executive officers.”

Conflicts of Interest

Certain persons performing services for our Business Manager and Real Estate Manager are employees of IREIC or its affiliates, and may also perform services for its affiliates and other IREIC-sponsored entities. These individuals face competing demands for their time and services and may have conflicts in allocating their time between our business and assets and the business and assets of these other entities. IREIC also may face a conflict of interest in allocating personnel and resources among these entities. In addition, conflicts exist to the extent that we acquire properties in the same geographic areas where properties owned by other IREIC-sponsored programs are located. In these cases, a conflict may arise in the acquisition or leasing of properties if we and another IREIC-sponsored program are competing for the same properties or tenants in negotiating leases, or a conflict may arise in connection with the resale of properties if we and another IREIC-sponsored program are selling similar properties at the same time.

Our charter contains provisions setting forth our ability to engage in certain related party transactions. Our board of directors reviews all of these transactions and, as a general rule, any related party transactions must be approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction. Further, we may not engage in certain transactions with entities sponsored by, or affiliated with, IREIC unless a majority of our board of directors, including a majority of our independent directors, finds the transaction to be fair and reasonable and on terms no less favorable to us than those from an unaffiliated party under the same circumstances. Our board has adopted a conflicts of interest policy prohibiting us from engaging in the following types of transactions with IREIC-affiliated entities:

•

purchasing real estate assets from, or selling real estate assets to, any IREIC-affiliated entities (excluding circumstances where an entity affiliated with IREIC, such as Inland Real Estate Acquisitions, LLC (“IREA”), from time to time may enter into a purchase agreement to acquire a property and then assign the purchase agreement to us);

•

making loans to, or borrowing money from, any IREIC-affiliated entities (this excludes expense advancements under existing agreements and the deposit of monies in any banking institution affiliated with IREIC); and

•	investing in joint ventures with any IREIC-affiliated entities.

This policy does not impact agreements or relationships between us and IREIC and its affiliates, including, for example, agreements with our Business Manager or Real Estate Manager that relate to the day-to-day management of our business.

Environmental Matters

As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions. We do not believe that our existing portfolio as of December 31, 2017 will require us to incur material expenditures to comply with these laws and regulations.

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

Risks Related to Our Business

We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2017, 2016 and 2015.

We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2017, 2016 and 2015 of approximately $19.1 million, $8.0 million and $13.4 million, respectively.  Our losses can be attributed, in part, to non-cash expenses, such as depreciation and amortization, acquisition related expenses and, in 2017, impairment charges. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The amount and timing of distributions, if any, may vary.  We have paid and may continue to pay distributions from sources other than cash flow from operations, including the proceeds of our DRP.

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

Historically, we have not consistently generated sufficient cash flow from operations to fund distribution payments. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow (if any), from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the proceeds of our DRP. Accordingly, if we cannot continue to generate sufficient cash flow from operations to fully fund distributions, some or all of our distributions may be paid from other sources, including from the proceeds of our DRP. We have not established any limit on the extent to which we may use alternate sources, including borrowings or proceeds of the DRP, to pay distributions.

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

Through December 31, 2017, our Business Manager has forgone its business management fees and acquisition fees of $0.7 million and $4.8 million, respectively.

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

There is no established public trading market for our shares and no assurance that one may develop. This may inhibit the transferability of our shares.  Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading by a specified date.  There is no assurance the board will pursue a listing or other liquidity event at any time in the future.  In addition, even if our board decides to seek a listing of our shares of common stock, there is no assurance that we will satisfy the listing requirements or that our shares will be approved for listing.  Thus, holders of our common stock should be prepared to hold their shares for an unlimited period of time. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number whichever is more restrictive) of the aggregate of the outstanding shares of our common stock by any single investor unless exempted by our board.

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

On March 30, 2017, we announced an Estimated Per Share NAV of our common stock as of December 31, 2016 equal to $22.63 per share. To assist our board of directors in establishing the Estimated Per Share NAV, we engaged a third party specializing in providing real estate financial services. As with any methodology used to estimate value, the methodology employed by this third party was based upon a number of estimates and assumptions that may not have been accurate or complete. Further, different parties using different assumptions and estimates could have derived a different estimated per share net asset value, which could be significantly different from our Estimated Per Share NAV. The Estimated Per Share NAV will fluctuate over time and does not represent: (i) the price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares, (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities or (iv) the price a third party would pay to acquire our Company.

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

The availability of debt financing secured by commercial real estate is subject to tightened underwriting standards.  Further, interest rates have increased in the last two years, and may continue to increase, which may affect U.S. economic conditions as a whole, or real estate industry conditions such as:

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

We have entered into, may continue to enter into, joint ventures with third parties. Our organizational documents do not limit the amount of funds that we may invest in these joint ventures.  We intend to develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. The venture partners may share certain approval rights over major decisions and these investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

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

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  The FDIC insures up to $250,000 per depositor per insured bank account.  At December 31, 2017, we had cash and cash equivalents exceeding these federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels.  The loss of our deposits would reduce the amount of cash we have available to fund our capital and operating needs and distributions.

We rely on IREIC and its affiliates and subsidiaries to manage and conduct our operations. Any material adverse change in IREIC’s financial condition or our relationship with IREIC could have a material adverse effect on our business and ability to achieve our investment objectives.

We depend on IREIC and its affiliates and subsidiaries to manage and conduct our operations. IREIC, through one or more of its subsidiaries, owns and controls our Business Manager and Real Estate Manager.  IREIC has sponsored numerous public and private programs and through its affiliates or subsidiaries has provided offering, asset, property and other management and ancillary services to these entities. From time to time, IREIC or the applicable affiliate or subsidiary has waived or deferred fees or made capital contributions to support these public or private programs. IREIC or its applicable affiliates or subsidiaries may waive or defer fees or make capital contributions in the future. Further, IREIC and its affiliates or subsidiaries may from time to time be parties to litigation or other claims arising from sponsoring these entities or providing these services. As such, IREIC and these other entities may incur costs, liabilities or other expenses arising from litigation or claims that are either not reimbursable or not covered by insurance. Future waivers or deferrals of fees, additional capital contributions or costs, liabilities or other expenses arising from litigation or claims could have a material adverse effect on IREIC’s financial condition and ability to fund our Business Manager or Real Estate Manager to the extent necessary.

If our Business Manager or Real Estate Manager lose or are unable to obtain key personnel, our ability to implement our investment strategies could be hindered.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Business Manager and Real Estate Manager.  Neither we nor our Business Manager or Real Estate Manager has employment agreements with these persons, and we cannot guarantee that all, or any particular one, will continue to be available to provide services to us. If any of the key personnel of our Business Manager or Real Estate Manager were to cease their employment or other relationship with our Business Manager or Real Estate Manager, respectively, our results and ability to pursue our business plan could suffer.  Further, we do not intend to separately maintain “key person” life insurance that would provide us with proceeds in the event of death or disability of these persons. We believe our future success depends, in part, upon the ability of our Business Manager and Real Estate Manager to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Business Manager or Real Estate Manager will be successful in attracting and retaining skilled personnel. If our Business Manager or Real Estate Manager lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment could decline.

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

Further, if we seek to internalize the functions performed for us by our Real Estate Manager, the purchase price will be separately negotiated by our independent directors, or a committee thereof, and will not be subject to the transition procedures described in our business management agreement.

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

The Company conducts its operations, directly and through wholly or majority-owned subsidiaries, so that none of the Company and its subsidiaries is registered or will be required to register as an investment company under the Investment Company Act.  Section 3(a)(1) of the Investment Company Act, in relevant part, defines an investment company as (i) any issuer that is, or holds itself out as being, engaged primarily in the business of investing, reinvesting or trading in securities, or (ii) any issuer that is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns, or proposes to acquire, “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.”  The term “investment securities” generally includes all securities except government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.  We believe we are not considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities.  Rather, we and our subsidiaries are primarily engaged in the business of investing in real property.  We also conduct our operations and the operations of our subsidiaries in a manner designed so that we do not come within the definition of an investment company under Section 3(a)(1)(C) because less than 40% of the value of our adjusted total assets on an unconsolidated basis consist of “investment securities.”  This requirement limits the types of businesses in which we may engage through our subsidiaries.  Furthermore, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our business.

We and our subsidiaries also may rely upon the exemption from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  As reflected in no-action letters, the SEC staff's position on Section 3(c)(5)(C) generally requires that at least 55% of an entity’s assets comprise qualifying real estate assets and that at least 80% of its assets must comprise qualifying real estate assets and real estate-related assets under the Investment Company Act.  Specifically, we expect each of our subsidiaries relying on Section 3(c)(5)(C) to invest at least 55% of its assets in mortgage loans, certain mezzanine loans and other interests in real estate that constitute qualifying real estate assets in accordance with SEC staff guidance, and approximately an additional 25% of its assets in other types of mortgages, securities of REITs and other real estate-related assets such as debt and equity securities of companies primarily engaged in real estate businesses and securities issued by pass-through entities of which substantially all of the assets consist of qualifying real estate assets and/or real estate-related assets.  The remaining 20% of the entity’s assets can consist of miscellaneous assets.  These criteria may limit what we buy, sell and hold.

We classify our assets for purposes of Section 3(c)(5)(C) based in large measure upon no-action letters issued by the SEC staff and other interpretive guidance provided by the SEC and its staff or on our analysis of such guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.  However, the SEC’s guidance was issued in accordance with factual situations that may be substantially different from the factual situations we may encounter.  No assurance can be given that the SEC will concur with how we classify our assets or the assets of our subsidiaries.  The SEC may in the future take a view different than or contrary to our analysis with respect to the types of assets we have determined to be qualifying real estate assets or real estate-related assets.  For example, on August 31, 2011 the SEC issued a concept release and request for comments regarding the Section 3(c)(5)(C) exemption (Release No. IC-29778) in which it contemplated the possibility of issuing new rules or providing new interpretations of the exemption that might, among other things, define the phrase “liens on and other interests in real estate” or consider sources of income in determining a company’s “primary business.”  To the extent that the SEC or its staff provides more specific or different guidance, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.  If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.  There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the SEC or its staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations.

Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold mortgage assets through majority-owned subsidiaries that rely on the exemption provided by Section 3(c)(5)(C).  The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

A change in the value of any of our assets could cause us to fall within the definition of “investment company” and negatively affect our ability to be free from registration and regulation under the Investment Company Act.   To avoid being required to register the Company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain.  Sales may be required during adverse market conditions, and we could be forced to accept a price below that which we would otherwise consider appropriate.  In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.  Furthermore, if the value of securities issued by our subsidiaries that are exempted from the definition of “investment company” by Sections 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we own, exceeds 40% of our adjusted total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exemption from registration under the Investment Company Act, we could, among other things, be required to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so or register as an investment company.  Any of these activities could negatively affect the value of our common stock, our ability to make distributions and the sustainability of our business and investment strategies, which may have a material adverse effect on our business, results of operations and financial condition.

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

Our real estate assets may be subject to impairment charges.

Periodically, we assess whether there are any indicators that the value of our real estate properties and other investments may be impaired. Under U.S. GAAP, a property’s value is impaired only if the estimate of the aggregate future cash flows to be generated by the property is less than the carrying value of the property. The valuation and possible subsequent impairment of real estate properties and other investments is a significant estimate that can change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time. We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments.

Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. There can be no assurance that we will not take charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken. For the year ended December 31, 2017, we recognized an impairment charge related to an investment property of $8.5 million. During the years ended December 31, 2016 and 2015, we incurred no impairment charges. For further information related to impairment provision, reference is made to Note 15 – “Fair Value Measurements” which is included in our December 31, 2017 Notes to Consolidated Financial Statements in Item 8.

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

As of December 31, 2017, we owned 59 properties located in 24 states. We compete with numerous developers, owners and operators of commercial properties, many of which own properties similar to, and in the same market areas as, our properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants or retain existing tenants when their leases expire. To the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases. Also, if our competitors develop additional properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.

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

Our portfolio included three stores leased to Sports Authority, which filed for bankruptcy in 2016. Two of our three Sports Authority leases were rejected on June 30, 2016, and the third one was rejected July 29, 2016. The annualized rent and reimbursements under these leases would have totaled approximately $2.2 million. We executed a lease agreement with Ross Dress for Less on December 29, 2017 for 22,322 square feet of the former Sports Authority store located at our Omaha, Nebraska asset. In addition, we have signed a letter of intent with a regional fitness operator for our Mansfield, Texas location. Lastly, we have a temporary tenant occupying space at our Lake St. Louis, Missouri asset while we continue to seek a quality replacement tenant for that space.

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

From time to time, we have acquired multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our Business Manager and Real Estate Manager in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties.  We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on real property.  Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

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

Operating expenses, such as expenses for fuel, utilities, labor, building materials and insurance, are not fixed and may fluctuate from time to time.  Unless specifically provided for in a lease, there is no guarantee that we will be able to pass increases on to our tenants. To the extent these increases cannot be passed on to our tenants, any increases would cause our cash flow and our operating results to decrease, which could have a material adverse effect on our ability to pay or sustain distributions.

We may incur costs associated with the termination of our membership interest in the insurance association captive.

We were a member of an insurance association captive (“Captive”) that terminated its operations in March 2016 and dissolved in the fourth quarter 2017. We may, however, be liable for unidentified costs associated with the termination of the Captive.

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

We may acquire properties in regions that are particularly susceptible to natural disasters, which may make us susceptible to adverse climate developments from the effects of these natural disasters in those areas.

Our properties are located in certain geographical areas that may be impacted by adverse events such as hurricanes, floods, wildfires, earthquakes, blizzards or other natural disasters, which could cause a loss of revenues at our real estate properties.  In addition, according to some experts, global climate change could result in heightened severe weather, thus further impacting these geographical areas.  Natural disasters in these areas may cause damage to our properties beyond the scope of our insurance coverage, thus requiring us to make substantial expenditures to repair these properties and resulting in a loss of revenues from these properties.  Any properties located near either coast will be exposed to more severe weather than properties located inland.  These losses may not be insured or insurable at an acceptable cost.  Elements such as water, wind, hail, fire damage and humidity in these areas can increase or accelerate wear on the properties’ weatherproofing and mechanical, electrical and other systems, and cause mold issues over time. As a result, we may incur additional operating costs and expenditures for capital improvements at properties in these areas.

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

Mortgage loans experienced higher than historical rates of delinquency, foreclosure and loss during the dislocations in the world credit markets in recent years. These and other related events significantly impacted the capital markets associated not only with mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also the world credit and financial markets as a whole. Investing significant amounts in real estate-related securities, including CMBS, will expose our results of operations and financial condition to the volatility of the credit markets.

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

The domestic and international commercial real estate debt markets continue to be challenging resulting in, among other things, the tightening of underwriting standards by lenders and credit rating agencies, which could limit the availability of credit and increase costs for what is available.  If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted.  In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.  If we are unable to borrow monies on terms and conditions that we find acceptable, the return on our properties may be lower.

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

If we are unable to borrow money at favorable rates, we may be unable to acquire additional real estate assets or refinance existing loans at maturity. Further, we have obtained and may continue to enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution to our stockholders.  Further, during periods of rising interest rates, we may be forced to sell one or more of our properties in order to repay existing loans, which may not permit us to maximize the return on the particular properties being sold. At December 31, 2017, we had $138.0 million or 19.9% of our total debt that bore interest at variable rates with a weighted average interest rate equal to 3.2%. We had variable rate debt subject to swap agreements fixing the rate of $383.5 million or 55.3% of our total debt at December 31, 2017.

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

We entered into a credit agreement, as amended, with KeyBanc Capital Markets Inc. for a $110 million revolving credit facility (the “Credit Facility”).  The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of five unencumbered properties with an unencumbered pool value of $110 million or above and by a guaranty by certain of our subsidiaries. As of December 31, 2017, we have borrowed $83.8 million of the $110 million available.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a minimum tangible net worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. These covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our Funds from Operations, or “FFO,” excluding acquisition expenses, or “adjusted FFO,” for that period. For the fiscal quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, distributions did not exceed 95% of our adjusted FFO.

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

Risks Related to Conflicts of Interest

IREIC may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Manager.

We do not have any employees.  We rely on persons performing services for our Business Manager and Real Estate Manager and their affiliates to manage our day-to-day operations. Some of these persons also provide services to one or more investment programs currently or previously sponsored by IREIC. These individuals face competing demands for their time and service, and are required to allocate their time between our business and assets and the business and assets of IREIC, its affiliates and the other programs formed and organized by IREIC.  Certain of these individuals have fiduciary duties to both us and our stockholders.  If these persons are unable to devote sufficient time or resources to our business due to the competing demands of the other programs, they may violate their fiduciary duties to us and our stockholders, which could harm our business and we may be unable to maintain or increase the value of our assets, and our operating cash flows and ability to pay distributions could be adversely affected.

In addition, if another investment program sponsored by IREIC decides to internalize its management functions in the future, it may do so by hiring and retaining certain of the persons currently performing services for our Business Manager and Real Estate Manager, and if it did so, would likely not allow these persons to perform services for us.

We do not have arm’s-length agreements with our Business Manager, our Real Estate Manager or any other affiliates of IREIC.

The agreements and arrangements with our Business Manager, our Real Estate Manager and any other affiliates of IREIC were not negotiated at arm’s-length.  These agreements may contain terms and conditions that are not in our best interest or would not be present if we entered into arm’s-length agreements with third parties.

Our Business Manager, our Real Estate Manager and other affiliates of IREIC face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

We pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of IREIC for services provided to us.  Our Business Manager receives fees based on the aggregate book value, including acquired intangibles, of our invested assets and the contract purchase price of our assets.  Further, our Real Estate Manager receives fees based on the gross income from properties under management and may also receive leasing and construction management fees.  Other parties related to, or affiliated with, our Business Manager or Real Estate Manager may also receive fees or cost reimbursements from us.  These compensation arrangements may cause these entities to take or not take certain actions.  For example, these arrangements may provide an incentive for our Business Manager to: (1) borrow more money than prudent to increase the amount we can invest; or (2) retain instead of sell assets, even if our stockholders may be better served by a sale or other disposition of the assets.  Further, the fact that we pay the Business Manager an acquisition fee based on the contract purchase price of an asset may cause our Business Manager to negotiate a higher price for an asset than we otherwise would, or to purchase assets that may not otherwise be in our best interests.  Ultimately, the interests of these parties in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock.

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

Certain programs sponsored by IREIC or Inland Private Capital Corporation (“IPCC”) own and manage the type of properties that we own or seek to acquire, including in the same geographical areas. Therefore, our properties, especially those located in the same geographical area, may compete for tenants or purchasers with other properties owned and managed by other IREIC- or IPCC-sponsored programs. Persons performing services for our Real Estate Manager may face conflicts of interest when evaluating tenant leasing opportunities for our properties and other properties owned and managed by IREIC- or IPCC-sponsored programs, and these conflicts of interest may have an adverse impact on our ability to attract and retain tenants.  In addition, a conflict could arise in connection with the resale of properties in the event that we and another IREIC- or IPCC-sponsored program were to attempt to sell similar properties at the same time, including in particular in the event another IREIC- or IPCC-sponsored program engages in a liquidity event at approximately the same time as us, thus impacting our ability to sell the property or complete a proposed liquidity event.

Risks Related to Our Corporate Structure

Our rights, and the rights of our stockholders, to recover claims against our officers, directors, Business Manager and Real Estate Manager are limited.

Under our charter, no director or officer will be liable to us or to any stockholder for money damages to the extent that Maryland law permits the limitation of the liability of directors and officers of a corporation.  We may generally indemnify our directors, officers, employees, Business Manager, Real Estate Manager and their respective affiliates for any losses or liabilities suffered by any of them as long as: (1) the directors have determined in good faith that the course of conduct that caused the loss or liability was in our best interest; (2) these persons or entities were acting on our behalf or performing services for us; (3) the loss or liability was not the result of the negligence or misconduct of the directors (gross negligence or willful misconduct of the independent directors), officers, employees, Business Manager, Real Estate Manager or their respective affiliates; and (4) the indemnity or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders.  As a result, we and our stockholders may have more limited rights against our directors, officers and employees, our Business Manager, the Real Estate Manager and their respective affiliates, than might otherwise exist under common law.  In addition, we may be obligated to fund the defense costs incurred by our directors, officers and employees or our Business Manager and the Real Estate Manager and their respective affiliates in some cases.

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

Our directors have adopted a resolution exempting any business combination involving us and The Inland Group or any affiliate of The Inland Group, including our Business Manager and Real Estate Manager, from the provisions of this law.

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

Federal Income Tax Risks

If we fail to remain qualified as a REIT, our operations and distributions to stockholders will be adversely affected.

If we were to fail to remain qualified as a REIT, without the benefit of certain relief provisions, in any taxable year:

•	we would not be allowed to deduct distributions paid to stockholders when computing our taxable income;
•	we would be subject to federal and state income tax on our taxable income at regular corporate rates;
•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which we failed to qualify, unless entitled to relief under certain statutory provisions;
•	we would have less cash to pay distributions to stockholders; and
•	we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of being disqualified.

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

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. For tax years beginning after December 31, 2017, noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income). However, a portion of our distributions may: (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us; (2) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from any taxable REIT subsidiaries or certain other taxable C corporations in which we own shares of stock; or (3) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is generally not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in our common stock.  Distributions that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our common stock generally will be taxable as capital gain.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, certain government securities and qualified real estate assets, including shares of stock in other REITs, certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than qualified government securities, qualified real estate assets and taxable REIT subsidiaries) generally may not include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than qualified government securities, qualified real estate assets and taxable REIT subsidiaries) may consist of the securities of any one issuer, no more than 25% of the value of our total assets may be securities excluding government securities, stock issued by our qualified REIT subsidiaries and other securities that qualify as real estate assets and no more than 20% of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

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

Even if we maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” we will incur taxes equal to the full amount of the net income from the prohibited transaction. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on this income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have to file income tax returns to receive a refund of the income tax paid on their behalf. We also may be subject to state and local taxes on our income, property or net worth, either directly or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce our cash available to pay distributions.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

(Dollar amounts in thousands, except per square foot amounts)

The table below presents a summary of our investment properties as of December 31, 2017 and 2016.

	As of December 31, 2017	As of December 31, 2016
Number of properties	59	56
Purchase price	$1,412,841	$1,337,827
Total square footage	6,860,923	6,345,578
Weighted average physical occupancy	93.9%	93.6%
Weighted average economic occupancy	94.8%	94.6%
Weighted average remaining lease term (years)	6.4	6.8

As of December 31, 2017 and 2016, ABR per square foot averaged $17.16 and $17.25, respectively, for all properties owned. ABR is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. ABR including ground leases averaged $14.81 and $15.13, as of December 31, 2017 and 2016, respectively.

The table below presents information for each of our investment properties as of December 31, 2017.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Dollar General (12 properties)	Various	111,890	100.0%	100.0%	$7,447	4.33%
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons	Olive Branch, MS	159,258	98.1%	98.1%	15,260	3.37%
Park Avenue	Little Rock, AR	79,131	66.7%	100.0%	14,062	3.77%
North Hills Square	Coral Springs, FL	63,829	98.1%	98.1%	5,525	4.02%
Mansfield Shopping Center	Mansfield, TX	148,529	71.0%	71.0%	14,200	3.90%
Lakeside Crossing	Lynchburg, VA	67,034	100.0%	100.0%	9,910	3.87%
MidTowne Shopping Center	Little Rock, AR	126,288	88.6%	88.6%	20,725	4.06%
Dogwood Festival	Flowood, MS	187,610	91.0%	91.0%	24,352	3.60%
Pick N Save Center	West Bend, WI	86,900	90.5%	90.5%	9,561	3.54%
Harris Plaza (a)	Layton, UT	123,890	81.6%	81.6%	—	—
Dixie Valley	Louisville, KY	119,981	92.4%	92.4%	6,798	3.55%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	92.2%	92.2%	—	—
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,606	96.0%	96.7%	15,591	3.28%
Harvest Square	Harvest, AL	70,590	91.2%	91.2%	6,706	4.65%
Heritage Square	Conyers, GA	22,385	93.4%	93.4%	4,460	5.10%
The Shoppes at Branson Hills	Branson, MO	256,329	91.8%	91.8%	20,240	3.18%
Branson Hills Plaza	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza	Neenah, WI	171,121	98.1%	98.1%	10,836	2.92%
Shoppes at Lake Park (a)	West Valley City, UT	52,997	100.0%	100.0%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	97.5%	97.5%	13,100	3.24%
Eastside Junction	Athens, AL	79,700	85.7%	85.7%	6,223	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.5%	98.5%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	100.0%	100.0%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	93.2%	93.2%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	64.9%	64.9%	4,650	5.30%
Whispering Ridge (a)	Omaha, NE	69,676	39.8%	39.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	94.0%	94.0%	—	—
White City	Shrewsbury, MA	257,121	95.8%	97.1%	49,400	3.24%
Treasure Valley (a)	Nampa, ID	133,292	100.0%	100.0%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	75.2%	91.3%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.2%	98.2%	13,700	3.30%
2727 Iowa Street (a)	Lawrence, KS	85,044	100.0%	100.0%	—	—
Settlers Ridge	Pittsburgh, PA	473,821	99.1%	99.1%	76,532	3.70%
Milford Marketplace	Milford, CT	111,720	98.6%	98.6%	18,727	4.02%
Marketplace at El Paseo	Fresno, CA	224,683	95.8%	96.6%	38,000	2.95%
Blossom Valley Plaza (a)	Turlock, CA	111,435	100.0%	100.0%	—	—
The Village at Burlington Creek	Kansas City, MO	158,023	83.3%	83.3%	17,723	4.25%
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	100.0%	100.0%	—	—
Marketplace at Tech Center	Newport News, VA	210,297	95.4%	99.3%	47,550	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,662	95.1%	95.1%	43,680	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace	Wilson, NC	311,030	96.8%	97.6%	24,480	4.06%
Pentucket Shopping Center	Plaistow, NH	198,469	98.0%	98.0%	14,700	3.65%
Coastal North Town Center II	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
Portfolio total		6,860,923	93.9%	94.8%	$609,521	3.69%

(a)	Property is pledged as collateral under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of December 31, 2017.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
Dicks Sporting Goods, Inc	6	$3,511	3.7%	$12.72	276,038	4.0%
The Kroger Co	4	3,307	3.4%	13.25	249,493	3.6%
TJ Maxx/HomeGoods/Marshalls	13	3,170	3.3%	9.63	329,253	4.8%
Petsmart	10	2,583	2.7%	13.31	194,077	2.8%
Ross Dress for Less, Inc	9	2,379	2.5%	10.03	237,165	3.5%
Albertsons/Jewel/Shaws	2	2,235	2.3%	17.48	127,892	1.9%
Ulta Salon, Cosmetics & Fragrance	10	2,217	2.3%	21.26	104,276	1.5%
Kohl's Department Stores	4	1,888	2.0%	5.68	332,461	4.8%
LA Fitness (Fitness International)	2	1,810	1.9%	20.20	89,600	1.3%
Giant Eagle	1	1,805	1.9%	13.96	129,340	1.9%
Top ten tenants	61	$24,905	26.0%	$12.03	2,069,595	30.1%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at December 31, 2017.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,535,229	23.6%	12.0%
Home Goods	1,016,961	15.7%	9.7%
Grocery	950,042	14.6%	13.9%
Lifestyle, Health Clubs, Books & Phones	778,762	12.0%	14.8%
Restaurant	543,098	8.4%	15.8%
Apparel & Accessories	472,346	7.3%	10.7%
Sporting Goods	333,719	5.1%	4.9%
Pet Supplies	287,633	4.4%	4.3%
Consumer Services, Salons, Cleaners, Banks	273,663	4.2%	7.3%
Health, Doctors & Health Foods	154,126	2.4%	4.4%
Other	147,393	2.3%	2.2%
Total	6,492,972	100.0%	100.0%

The following table sets forth a summary, as of December 31, 2017, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	52%	7.7
Junior Box	5,000-9,999	15%	5.9
Small Shop	Less than 5,000	33%	4.6
Total		100%	6.4

Lease Expirations

The following table sets forth a summary, as of December 31, 2017, of lease expirations scheduled to occur during each of the calendar years from 2018 to 2027 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to December 31, 2017. Annualized base rent represents the rent in place for the applicable property at December 31, 2017. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $86,755, or $17.16 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2018 (including month-to-month)	81	281,164	4.3%	$5,195	5.4%	$18.48
2019	81	475,753	7.3%	7,217	7.5%	15.17
2020	96	522,947	8.1%	8,512	8.9%	16.28
2021	92	374,011	5.8%	7,546	7.9%	20.18
2022	91	572,501	8.8%	10,845	11.3%	18.94
2023	69	688,974	10.6%	9,314	9.7%	13.52
2024	50	480,656	7.4%	9,075	9.4%	18.88
2025	68	601,759	9.3%	11,288	11.7%	18.76
2026	38	439,754	6.8%	6,016	6.3%	13.68
2027	39	389,979	6.0%	4,937	5.1%	12.66
Thereafter	39	1,665,474	25.6%	16,189	16.8%	9.72
Leased Total	744	6,492,972	100.0%	$96,134	100.0%	$14.81

Item 3.	Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our shares of common stock. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. There is no assurance that we will list our shares. Further, there is no assurance that stockholders will be able to sell their shares at a time or price acceptable to them. We publish an estimated per share value of our common stock to assist broker dealers that sold our common stock in the Offering to comply with the rules published by FINRA.  On March 29, 2017, our board established an Estimated Per Share NAV of our common stock as of December 31, 2016 equal to $22.63 per share ($9.05 prior to the Reverse Stock Split).

We engaged CBRE Capital Advisors, Inc., a FINRA registered broker dealer firm that specializes in providing real estate financial services (“CBRE Cap”), to assist our board in establishing an Estimated Per Share NAV as of December 31, 2016. CBRE Cap provided an analysis of our assets and liabilities (including individual property-level analysis), all of which was used to estimate a range of Estimated Per Share NAVs. The engagement of CBRE Cap was based on a number of factors, including CBRE Cap’s expertise in valuation services and its, and its affiliates, breadth and depth of experience in real estate services. CBRE Cap engaged CBRE Valuation & Advisory Services, an affiliate of CBRE Cap that conducts appraisals and valuations of real properties (the “MAI Appraisals”), to perform cash flow projections and unlevered, ten-year discounted cash flow analyses from restricted-use appraisals for each of our wholly-owned operating assets as of December 31, 2016 (the “Valuation Date”). Based, in part, on the MAI Appraisals, CBRE Cap developed a valuation analysis of our assets and liabilities and provided that analysis to our board in a report dated March 29, 2017 that contained, among other information, a range of per share net asset values for our common stock as of the Valuation Date (the “Valuation Report”). There were no changes between December 31, 2016 and the date of the Valuation Report that our Business Manager believes would have materially impacted the overall Estimated Per Share NAV. We are not affiliated with CBRE, CBRE Cap or any of their affiliates. While we and affiliates or related parties of our Business Manager have engaged and may engage CBRE Cap or its affiliates in the future for valuations and commercial real estate-related services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of CBRE Cap.

To estimate our per share value, CBRE Cap utilized the “net asset value” or “NAV” method, also known as the appraised value methodology, which is based on the fair value of real estate, real estate related investments and all other assets, less the fair value of total liabilities. The fair value estimate of our real estate assets is equal to the sum of their individual real estate values. Generally, CBRE Cap estimated the value of our real estate assets using several methodologies, including a discounted cash flow, or “DCF,” of projected net operating income, less capital expenditures, for each property, for the ten-year period ending December 31, 2026, and applied a discount rate which it believed was consistent with the inherent level of risk associated with the asset. The other methodologies considered consisted of the “direct cap rate” and “sales comparison” approaches. CBRE Cap believed use of the DCF approach was more appropriate because of the large percentage of multi-tenant assets owned by us. For all other assets, including cash and other current assets, fair value was determined separately based on book value. CBRE Valuation & Advisory Services estimated the fair value of our debt by comparing current market interest rates to the contract rates on our long-term debt and discounting to present value the difference in future payments. The fair market value of our debt was reviewed by CBRE Cap for reasonableness and utilized in the Valuation Report. CBRE Cap determined NAV in a manner consistent with the definition of fair value under U.S. GAAP set forth in FASB’s Topic ASC 820, Fair Value Measurements and Disclosures.

Net asset value per share was estimated by subtracting the fair value of our total liabilities from the fair value of our total assets and dividing the result by the number of common shares outstanding on a fully diluted basis as of the Valuation Date. CBRE Cap then applied a discount rate and terminal capitalization rate sensitivity analysis on the weighted average discount and terminal capitalization rates used to value all wholly-owned real estate assets, resulting in a value range equal to $21.55 to $23.70 per share. The mid-point in that range was $22.63. A valuation range was calculated by varying the discount rates and terminal capitalization rates by 2.5% in either direction, which represents a 5% sensitivity on the discount rate and terminal capitalization rate ranges. Terminal capitalization rates were sourced from the MAI Appraisals and varied by location, asset quality and supply and demand metrics. The estimated value of our real estate assets reflects an overall increase of 4.2% compared to our original cost of the real estate assets plus any capital expenditures invested by us.

The terminal capitalization rate and discount rate have a significant impact on the estimated value under the net asset value method. The following chart presents the impact of changes to our share price based on variations in the terminal capitalization and discount rates within the range of values determined by CBRE Cap.

	Range of Value and Rate
	Low	Midpoint	High
Share price	$21.55	$22.63	$23.70
Terminal capitalization rate	6.97%	6.80%	6.63%
Discount rate	7.80%	7.61%	7.41%

The following table summarizes the individual components presented to our board to estimate per share values as of the dates presented:

	Per Share as of December 31, 2016	Per Share as of December 31, 2015
Real estate assets	$39.75	$38.28
Cash and other assets, net of other liabilities (1)	(0.24)	1.30
Fair value of debt (2)	(16.88)	(17.03)
Estimated Per Share NAV (midpoint)	$22.63	$22.55

(1)

Includes the following line items from our audited financial statements as of December 31, 2016: (i) cash and cash equivalents; (ii) accounts and rent receivables; (iii) other assets; (iv) accounts payable and accrued expenses; (v) distributions payable; (vi) due to related parties and (vii) other liabilities. Includes present value of unpaid earnout liabilities of ($0.30) and ($0.48) as of December 31, 2016 and 2015, respectively.

(2)	Includes mortgage loans and credit facility payable plus the fair market value of debt.

The main factors that impacted our Estimated Per Share NAV as compared to our prior NAV determination as of December 31, 2015 are (i) an increase in the property cash flows utilized in the discounted cash flow analysis and (ii) an increase in the fair market value of debt due to higher interest rates.

Our board reviewed the Valuation Report, met with representatives from CBRE Cap in person and considered the material assumptions and valuation methodologies applied and described therein. On March 29, 2017, our board unanimously adopted $22.63 as our Estimated Per Share NAV. The Valuation Report contained a range for our Estimated Per Share NAV of $21.55 to $23.70. Taking into consideration the reasonableness of the valuation methodologies, assumptions, and the conclusions contained in the Valuation Report, our board determined our estimated net asset value to be approximately $797.8 million, or $22.63 per share, based on a share count of approximately 35.3 million shares issued and outstanding as of the Valuation Date. The Estimated Per Share NAV is the mid-point of the range of values provided by CBRE Cap.

Our board’s determination of the Estimated Per Share NAV was undertaken in accordance with our valuation policy and the recommendations and methodologies of the Investment Program Association, a trade association for non-listed direct investment vehicles (“IPA”), as set forth in IPA Practice Guideline 2013-01 “Valuations of Publicly Registered Non-Listed REITs” (the “IPA Practice Guideline”). In accordance with the valuation policy and the IPA Practice Guideline, the Estimated Per Share NAV excludes any value adjustments due to the size and diversification of our portfolio of assets.

In performing its analyses, CBRE Cap made numerous assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are necessarily subject to change and beyond the control of CBRE Cap and us. The analyses performed by CBRE Cap are not necessarily indicative of actual values, trading values or actual future results of our common stock that might be achieved, all of which may be significantly more or less favorable than suggested by such analyses. The analyses do not purport to be appraisals or to reflect the prices at which the properties may actually be sold, and such estimates are inherently subject to uncertainty. The actual value of our common stock may vary significantly depending on numerous factors that generally impact the price of securities, our financial condition and the state of the real estate industry more generally. Accordingly, with respect to the Estimated Per Share NAV, neither we nor CBRE Cap can give any assurance that:

•	a stockholder would be able to resell his or her shares at the Estimated Per Share NAV;
•	a stockholder would ultimately realize distributions per share equal to the Estimated Per Share NAV upon liquidation of our assets and settlement of our liabilities or a sale of us;

•	our shares would trade at a price equal to or greater than the Estimated Per Share NAV if we listed them on a national securities exchange;
•	a third party would acquire us at a value equal to or greater than the Estimated Per Share NAV; or
•	the methodology used to estimate the Estimated Per Share NAV would be acceptable to FINRA or under ERISA for compliance with its reporting requirements.

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

We continue to engage CBRE Cap to perform appraisals of our properties and report a range of possible net asset values per share for our common stock. We intend to publish an updated estimated value of our shares no later than March 30, 2018.

As of March 8, 2018, we had 16,657 stockholders of record.

Distributions

During the years ended December 31, 2017, 2016 and 2015, we declared distributions, based upon a daily record date, totaling approximately $53.3 million, $52.4 million and $44.9 million, respectively. The distributions declared for 2017 and 2015 were equal to a daily amount of $0.00410959 per share based upon a 365-day period.  The distributions declared for 2016 were equal to a daily amount of $0.00409836 per share based upon a 366-day period.

On November 17, 2017, our board approved a change to our distribution policy to transition the payment of cash distributions from a monthly basis to a quarterly basis, effective January 1, 2018. The actual amount and timing of distributions, if any, is determined by our board of directors in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions.

The following table shows the sources for the payment of distributions to common stockholders for the periods indicated (Dollar amounts in thousands):

	Year Ended December 31, 2017		Year Ended December 31, 2016
		% of Distributions		% of Distributions
Distributions:
Distributions paid in cash	$26,246		$24,527
Distributions reinvested through DRP	27,069		27,831
Total distributions	$53,315		$52,358
Source of distribution coverage:
Cash flows provided by operating activities	$50,871	95%	$36,203	69%
Proceeds from Offering and DRP	2,444	5%	16,155	31%
Total source of distribution coverage	$53,315	100%	$52,358	100%
Cash flows provided by operating activities (U.S. GAAP basis)	$50,871		$36,203
Net loss (in accordance with U.S. GAAP) (1)	$(19,102)		$(7,961)

(1)

For the year ended December 31, 2017, net loss includes acquisition costs of $754. For the year ended December 31, 2016, net loss includes a reduction in deferred investment property acquisition obligations of $1,556.

The following table compares cumulative distributions paid to cumulative net loss (in accordance with U.S. GAAP) for the period from August 24, 2011 (date of inception) through December 31, 2017 (Dollar amounts in thousands):

For the Period from August 24, 2011 (Date of Inception) to December 31, 2017
Distributions paid:
Common stockholders in cash	$78,202
Common stockholders reinvested through DRP	81,603
Total distributions paid	$159,805
Reconciliation of net loss:
Revenues	$349,071
Acquisition and transaction related expenses	(19,640)
Provision for impairment of investment property	(8,530)
Depreciation and amortization	(164,961)
Other operating expenses	(144,796)
Other non-operating expenses	(59,685)
Net loss (in accordance with U.S. GAAP) (1)	$(48,541)
Funds from operations (2)	$124,950
Cash flows provided by operating activities	$115,574

(1)

Net loss, as defined by U.S. GAAP, includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions and provision for impairment of investment property.

(2)	For information related to the calculation of funds from operations, see “Non-U.S. GAAP Financial Measures” in this Item 7.

Share Repurchase Program

We adopted a share repurchase program effective October 18, 2012 which was subsequently amended effective January 1, 2018 to change the processing of repurchase requests from a monthly to a quarterly basis to align with the move to quarterly distributions.  Under the SRP, we are authorized, in our discretion, to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested.  Under the SRP, we may make “ordinary repurchases,” which are defined as all repurchases other than “exceptional repurchases,” which are defined as repurchases upon the death or qualifying disability of a stockholder, at prices ranging from 92.5% of the “share price,” as defined in the SRP, for stockholders who have owned their shares continuously for at least one year, but less than two years, to 100% of the “share price” for stockholders who have owned their shares continuously for at least four years. In the case of “exceptional repurchases,” we may repurchase shares at a repurchase price equal to 100% of the “share price.”

As used in the SRP, “share price” means: (1) prior to our initial valuation date, the offering price of our shares in the Offering (unless the shares were purchased at a discount from that price, and then that purchase price), reduced by any distributions of net sale proceeds that we designate as constituting a return of capital; and (2) on and after our initial valuation date, the lesser of: (A) the share price determined in (1); or (B) the most recently disclosed estimated value per share.

Subject to funds being available, we limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted by the Reverse Stock Split. Funding for the SRP is limited to the proceeds we receive from the DRP during the same period.  In the case of exceptional repurchases, the one year holding period does not apply.

The SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our SRP. In the event that we amend, suspend or terminate the SRP, however, we will send stockholders notice of the change at least thirty days prior to the change, and we will disclose the change in a report filed with the SEC on either Form 8-K, Form 10-Q or Form 10-K, as appropriate. Further, our board reserves the right in its sole discretion, at any time, and from time to time to reject any requests for repurchases. The following table summarizes the repurchases of shares under the SRP during the year ended December 31, 2017 (Dollar amounts in thousands except per share amounts):

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 2017	39,678	39,678	$21.72	$861	39,678	1,723,435
February 2017	22,862	22,862	$21.60	494	22,862	1,700,573
March 2017	63,188	63,188	$21.88	1,382	63,188	1,637,385
April 2017	51,550	51,550	$21.66	1,117	51,550	1,585,835
May 2017	59,200	59,200	$21.84	1,294	59,200	1,526,635
June 2017	53,008	53,008	$21.76	1,153	53,008	1,473,627
July 2017	105,587	105,587	$22.14	2,337	105,587	1,368,040
August 2017	118,970	118,970	$21.84	2,598	118,970	1,249,070
September 2017	84,029	84,029	$22.01	1,850	84,029	1,165,041
October 2017	176,737	176,737	$21.99	3,887	176,737	988,304
November 2017	70,632	70,632	$22.12	1,562	70,632	917,672
December 2017	116,257	116,257	$21.17	2,531	116,257	801,415
Total	961,698	961,698	$21.91	$21,066	961,698

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plan, reference is made to Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” which is included in this Annual Report on Form 10-K.

Recent Sale of Unregistered Equity Securities

On October 2, 2017, we issued 331 restricted common shares and 110 restricted share units to our independent directors pursuant to our Employee and Director Restricted Share Plan, which become vested in equal installments of 33-1/3% on each of the first three anniversaries of October 2, 2017, subject to certain exceptions. No sales commissions or other consideration was paid in connection with such issuances, which were made without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

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

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets	$1,375,370	$1,357,560	$1,401,368	$569,797	$90,888
Mortgages and credit facility payable, net (a)	$691,465	$606,025	$584,499	$184,344	$32,179

	For the year ended December 31
	2017	2016	2015	2014	2013
Total income	$129,157	$121,498	$76,542	$18,946	$2,825
Net loss (b)	$(19,102)	$(7,961)	$(13,436)	$(4,356)	$(2,527)
Net loss per common share, basic and diluted (c)	$(0.54)	$(0.23)	$(0.48)	$(0.53)	$(2.95)
Distributions paid to common stockholders	$53,315	$52,358	$42,537	$10,597	$998
Distributions declared to common stockholders	$53,364	$52,449	$44,908	$12,318	$1,289
Distributions declared per common share (c)	$1.50	$1.50	$1.58	$1.50	$1.50
Cash flows provided by (used in) operating activities	$50,871	$36,203	$27,080	$2,922	$(961)
Cash flows used in investing activities	$(82,226)	$(88,034)	$(740,542)	$(310,485)	$(30,375)
Cash flows provided by (used in) financing activities	$32,398	$(21,151)	$691,434	$386,800	$55,733
Weighted average number of common shares outstanding, basic and diluted	35,571,249	34,963,827	27,737,301	8,226,376	859,179

(a)	Includes unamortized mortgage premiums and debt issuance costs.
(b)	For the year ended December 31, 2017, we recognized an impairment charge related to an investment property of $8.5 million.
(c)

The net loss per common share, basic and diluted is based upon the weighted average number of common shares outstanding for the period ended. The distributions declared per common share are based upon the weighted average number of common shares outstanding for each period presented.

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
•

To date, we have not generated sufficient cash flow from operations to pay distributions, and, therefore, we have paid distributions from the net proceeds of our Offering and our DRP, and may continue to pay distributions from other sources including the proceeds of our DRP, which reduces the amount of cash we ultimately have to invest in assets, negatively impacting the value of our stockholders’ investment and is dilutive to our stockholders;

•	We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2017, 2016 and 2015;
•

There is no established public trading market for our shares, our stockholders may not be able to sell their shares under our SRP and, if our stockholders are able to sell their shares under the SRP, or otherwise, they may not be able to recover the amount of their investment in our shares;

•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
•	Our Sponsor may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Manager;
•	We do not have arm’s-length agreements with our Business Manager, our Real Estate Manager or any other affiliates of our Sponsor;
•	We pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of our Sponsor;
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

The following discussion and analysis is based on the consolidated financial statements for the years ended December 31, 2017, 2016 and 2015.  Our stockholders should read the following discussion and analysis along with our accompanying consolidated financial statements and the related notes thereto.

Overview

We were formed as a Maryland corporation on August 24, 2011 and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with the year ended December 31, 2013.  We are managed by our business manager, IREIT Business Manager & Advisor, Inc.

We have primarily focused on acquiring retail properties. We have invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets such as office and medical office buildings, multi-family properties and industrial/distribution and warehouse facilities if management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

At December 31, 2017, we had total assets of approximately $1.4 billion and owned 59 properties located in 24 states containing approximately 6.9 million square feet.  A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. The portfolio properties have staggered lease maturity dates and anchor tenants generally with strong credit ratings.

On January 16, 2018, we effected a 1-for-2.5 Reverse Stock Split whereby every 2.5 shares of our issued and outstanding common stock were converted into one share of our common stock. As a result of the Reverse Stock Split, the number of our outstanding shares was reduced from approximately 88,746,109 to approximately 35,498,444. In accordance with U.S. GAAP, all share information presented has been retroactively adjusted to reflect the Reverse Stock Split.

We commenced our Offering on October 18, 2012, which concluded on October 16, 2015.  We sold 33,534,022 shares of common stock generating gross proceeds of $834.4 million from the Offering.  On March 29, 2017, our board of directors determined an Estimated Per Share NAV of our common stock of $22.63 ($9.05 prior to the Reverse Stock Split).  The previously estimated per share net asset value of $22.55 ($9.02 prior to the Reverse Stock Split) was established on April 7, 2016. We intend to publish an Updated Estimated Per Share NAV no later than March 30, 2018.

Our board of directors approved a change to our distribution policy to transition the payment of cash distributions from a monthly basis to a quarterly basis, effective January 1, 2018. Management anticipates this amended policy will result in reducing transactional costs related to the administration of distributions. We intend to continue to comply with the REIT distribution requirements and distribute no less than 90% of our taxable income. Stockholders who have elected to participate in our DRP will continue to have their cash distributions reinvested to purchase additional shares of our common stock but on a quarterly basis beginning with the first quarter 2018 distribution declared. Our board of directors adopted an amended and restated share repurchase program, effective January 1, 2018, which changes the processing of repurchase requests from a monthly to a quarterly basis to align with the move to quarterly distributions.

We intend to engage an investment bank to assist us in exploring and evaluating potential strategies to better position us for future growth and enhanced stockholder value. We have not set a definitive timetable for completion of our evaluation, and there can be no assurances that this process will result in any change in strategy or any specific transaction being announced or completed.

Company Highlights - Year Ended December 31, 2017

Acquisitions

We acquired 3 investment properties in 2017 totaling approximately 0.5 million square feet for approximately $68.6 million (Wilson Marketplace, Pentucket Shopping Center and Coastal North Town Center-Phase II).

Mainstreet JV

In 2017, we entered into, through a wholly owned taxable REIT subsidiary, a joint venture agreement with a third party developer and its affiliates to develop three transitional care/rapid recovery centers in Texas which will be licensed skilled nursing facilities.  Our aggregate equity commitment is approximately $8.5 million, excluding costs and legal fees incurred in connection with this investment. As of December 31, 2017, we have funded approximately $7.1 million of this commitment with cash on hand and proceeds from our Credit Facility.

In conjunction with this equity investment, we also agreed to provide subsidiaries of the joint venture mezzanine loans, in the aggregate amount of approximately $5.4 million. The loan term is for 48 months. We will earn interest at a rate of 14.5% per annum and will receive monthly interest payments based on a 10% pay rate. The remaining unpaid interest will be due at maturity or upon certain defined events. The loan is guaranteed by one of the other members of the joint venture. The borrowers may draw on the mezzanine loans from time to time in connection with the construction of the rapid recovery centers and are not expected to draw on the mezzanine loans until such time as we have fully funded our equity commitment to the joint venture. At December 31, 2017, we have not funded any mezzanine loans.

Financings

We borrowed $39.2 million secured by mortgages on five properties in 2017.  These borrowings bear interest at a weighted average interest rate of 3.91% per annum and have a weighted average maturity of 5.0 years.

Outlook

The retail industry is changing, and changing quickly. If you only focused on the headlines in 2017, it appeared to be all bad news for retail, with numerous store closings and highly visible bankruptcies. While some forms of retail real estate may become obsolete or less effective in certain markets, the reasons for failed or failing retailers may be less about the retail industry and more about retailers whose strategy has not kept pace with the changing preferences of consumers. Large retailers, such as TJX Companies, Ross Stores and Ulta Beauty have shown exciting growth, opening 260, 96 and 86 new stores, respectively, in 2017. Smaller retailers are expanding rapidly, as well. For each retailer closing a store, 2.7 retailers opened a store in 2017, according to IHL Group’s Debunking the Retail Apocalypse report. Despite this evolving retail landscape, grocery-anchored retail real estate, which is the primary focus of our company, has had solid relative performance. Yet, the 2016 bankruptcy of retailer Sports Authority, which significantly impacted three of our properties, illustrates that no retail real estate portfolio is entirely insulated from the changing retail industry. Having said that, our shopping centers are more diverse than ever, with exciting dining and service-oriented options included in the tenant mix, proving our initiative to meet the needs and demands of today’s consumers.

The macro economy and real estate markets performed well in 2017 and boded well for U.S. consumers. GDP growth, along with unemployment holding at a 17-year low of 4.1 percent as of December 31, 2017 per Business Insider, raised consumer confidence at the end of the year. Retailers are riding high after enthusiastic U.S. consumers spent 5.5 percent more than expected during the 2017 holiday season, with CNN Money reporting that it marked the biggest increase since 2010.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses

Short-term liquidity and capital needs such as:

•	Interest & principal payments on mortgage loans and Credit Facility
•	Property operating expenses
•	General and administrative expenses
•	Distributions to stockholders
•	Fees payable to our Business Manager and Real Estate Manager
•	Repurchases of shares under the SRP
•	Payment of deferred investment property acquisition obligation
•	Commitments under joint venture agreements

Long-term liquidity and capital needs such as:

•	Acquisitions of real estate directly or through joint ventures
•	Payment of deferred investment property acquisition obligation
•	Interest & principal payments on mortgage loans and Credit Facility
•	Capital expenditures, tenant improvements and leasing commissions
•	Repurchases of shares under the SRP

Sources

•	Cash receipts from our tenants
•	Sale of shares through the DRP
•	Proceeds from new or refinanced mortgage loans
•	Borrowing on our Credit Facility
•	Interest on mezzanine loans

As of December 31, 2017, we had total debt outstanding of approximately $693.3 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.63% per annum.  As of December 31, 2017 and December 31, 2016, our borrowings were 49% and 45%, respectively, of the purchase price of our investment properties. As of December 31, 2017, we had borrowed $83.8 million of the $110 million available under our Credit Facility. At December 31, 2017 our cash and cash equivalents balance is $12 million.

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation. The maximum potential earnout payment was $2.0 million at December 31, 2017.

For information related to our debt maturities reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our December 31, 2017 Notes to Consolidated Financial Statements in Item 8.

Cash Flow Analysis

	For the year ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$50,871	$36,203	$27,080	$14,668	$9,123
Net cash flows used in investing activities	$(82,226)	$(88,034)	$(740,542)	$5,808	$652,508
Net cash flows provided by (used in) financing activities	$32,398	$(21,151)	$691,434	$53,549	$(712,585)

Operating activities

Cash provided by operating activities increased approximately $14.7 million during 2017 compared to 2016 and approximately $9.1 million during 2016 compared to 2015. The increase from 2015 to 2016 and from 2016 to 2017 is primarily due to the growth of our real estate portfolio (acquisition of two properties in 2016 and three properties in 2017).

Investing activities

	For the year ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(Dollar amounts in thousands)
Purchases of investment properties	$(69,953)	$(79,034)	$(734,331)	$9,081	$655,297
Capital expenditures	$(6,209)	$(9,320)	$(4,326)	$3,111	$(4,994)
Investment in unconsolidated joint ventures	$(6,917)	$—	$—	$(6,917)	$—
Other assets and restricted escrows	$853	$320	$(1,885)	$533	$2,205
Net cash used in investing activities	$(82,226)	$(88,034)	$(740,542)	$5,808	$652,508

During the years ended December 31, 2017 and 2016, cash was used primarily for acquisition related activities and capital improvements at certain of our properties. We used less cash in our investing activities during the years ended December 31, 2017 and 2016 than the year ended December 31, 2015 primarily due to the decrease in acquisitions from 23 properties in 2015 to 2 properties in 2016 and 3 properties in 2017. The decrease in cash used in investing activities in 2017 was partially offset with our investment in an unconsolidated joint venture.

Financing activities

	For the year ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(Dollar amounts in thousands)
Total changes related to debt	$85,485	$22,841	$342,232	$62,644	$(319,391)
Proceeds from DRP, net of shares repurchased	$7,085	$19,077	$17,495	$(11,992)	$1,582
Distributions paid	$(53,315)	$(52,358)	$(42,537)	$(957)	$(9,821)
Proceeds (payment) from offering net of offering costs	$—	$(199)	$379,131	$199	$(379,330)
Sponsor contribution	$—	$—	$3,283	$—	$(3,283)
Due to related parties	$—	$—	$(1,630)	$—	$1,630
Other	$(6,857)	$(10,512)	$(6,540)	$3,655	$(3,972)
Net cash provided by (used in) financing activities	$32,398	$(21,151)	$691,434	$53,549	$(712,585)

During the years ended December 31, 2017, 2016 and 2015, we generated proceeds from the sale of shares, net of offering costs paid and share repurchases, of approximately $7.1 million, $18.9 million and $396.6 million, respectively. During the years ended December 31, 2017, 2016 and 2015, we generated approximately $135.0 million, $222.3 million and $342.4 million, respectively, from borrowings. During the years ended December 31, 2017, 2016 and 2015, we paid approximately $53.3 million, $52.4 million and $42.5 million, respectively, in distributions. We also paid off mortgage debt, reduced the amount outstanding on our Credit Facility and paid debt issuance costs in the amount $49.5 million, $199.5 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, from borrowings and from cash flow from investing activities, including the net proceeds from the sale of our assets, or from the net proceeds of the Offering and DRP. Accordingly, until such time as we are generating cash flow from operations sufficient to cover distributions, we have and will likely continue to pay distributions from the proceeds of the DRP. We have not established any limit on the extent to which we may use alternate sources, including borrowings and DRP proceeds, to pay distributions. Twenty four percent (24%) of the distributions paid to stockholders, or approximately $38.8 million through December 31, 2017, were paid from the net proceeds of our Offering and the DRP. Our Offering concluded on October 16, 2015.  Thus, we will not have any additional proceeds from the Offering available to pay distributions. To the extent we continue to pay cash distributions, or a portion thereof, from sources other than cash flow from operations, we will have less capital available to invest in properties and other real estate-related assets, the book value and estimated value per share may decline, and there is no assurance that we will be able to sustain distributions at that level.

Distributions

A summary of the distributions declared, distributions paid and cash flows provided by operations for the years ended December 31, 2017, 2016 and 2015 follows (Dollar amounts in thousands, except per share amounts):

Year Ended December 31,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations	Net Offering Proceeds (3) (4)
2017	$53,364	$1.50	$26,246	$27,069	$53,315	$50,871	$—
2016	$52,449	$1.50	$24,527	$27,831	$52,358	$36,203	$—
2015 (2)	$44,908	$1.58	$21,709	$20,828	$42,537	$27,080	$379,131

(1)	Per share amounts are based on weighted average number of common shares outstanding.
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

(3)

For the year ended December 31, 2017, distributions of $2,444 were paid from the proceeds of our DRP and the remaining distributions were paid from cash flow of operations. For the years ended December 31, 2016 and 2015, respectively, distributions of $16,155 and $15,457 were paid from the cumulative net proceeds of our Offering and DRP and the remaining distributions were paid from cash flows from operations.

(4)	The Offering commenced on October 18, 2012 and concluded on October 16, 2015.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2017, 2016 and 2015.

This section describes and compares our results of operations for the years ended December 31, 2017, 2016 and 2015.  We generate primarily all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income. (Dollar amounts in thousands)

Comparison of the Years ended December 31, 2017 and 2016

A total of 54 investment properties that were acquired on or before January 1, 2016 represent our “same store” properties during the years ended December 31, 2017 and 2016.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2016. For the year ended December 31, 2017, 5 properties constituted non-same store properties and for the year ended December 31, 2016, 2 properties constituted non-same store properties. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2017 and 2016, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2017	2016	Change	2017	2016	Change	2017	2016	Change
Rental income	$95,816	$90,228	$5,588	$86,856	$87,097	$(241)	$8,960	$3,131	$5,829
Tenant recovery income	29,101	26,526	2,575	26,766	25,785	981	2,335	741	1,594
Other property income	472	1,056	(584)	469	1,055	(586)	3	1	2
Total income	$125,389	$117,810	$7,579	$114,091	$113,937	$154	$11,298	$3,873	$7,425

Property operating expenses	$21,681	$20,745	$936	$20,022	$20,109	$(87)	$1,659	$636	$1,023
Real estate tax expense	15,992	14,202	1,790	14,665	13,771	894	1,327	431	896
Total property operating expenses	$37,673	$34,947	$2,726	$34,687	$33,880	$807	$2,986	$1,067	$1,919

Property net operating income	$87,716	$82,863	$4,853	$79,404	$80,057	$(653)	$8,312	$2,806	$5,506

Straight-line income, net	$1,678	$2,164	$(486)
Intangible amortization	1,402	809	593
General and administrative expenses	(5,200)	(5,908)	708
Acquisition related costs	(754)	1,556	(2,310)
Business management fee	(9,196)	(8,580)	(616)
Provision for impairment of investment property	(8,530)	—	(8,530)
Depreciation and amortization	(61,804)	(59,860)	(1,944)
Interest expense	(24,582)	(21,635)	(2,947)
Interest and other income	147	378	(231)
Equity in earnings (loss) of unconsolidated entity	21	252	(231)
Net loss	$(19,102)	$(7,961)	$(11,141)

Net loss.  Net loss was $19,102 and $7,961 for the years ended December 31, 2017 and 2016, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the year ended December 31, 2017, with the results of the same investment properties owned during the year ended December 31, 2016, property net operating income decreased $653, total property income increased $154, and total property operating expenses including real estate tax expense increased $807 for the year ended December 31, 2017 compared to the year ended December 31, 2016.

The increase in “same store” total property income is primarily due to an increase in tenant recovery income partially offset by a decrease in other property income and a slight decrease in rental income.

The increase in “same store” total property operating expenses is primarily due to an increase in current year real estate tax expense.

“Non-same store” total property net operating income increased $5,506 during 2017 as compared to 2016. The increase is a result of acquiring 5 retail properties after January 1, 2016. On a “non-same store” basis, total property income increased $7,425 and total property operating expenses increased $1,919 during the year ended December 31, 2017 as a result of these acquisitions.

Straight-line income, net. Straight-line income decreased $486 in 2017 compared to 2016. This decrease is due to certain tenant rent abatements in 2016 that increased straight-line rental income.

Intangible amortization. Intangible amortization income increased $593 in 2017 compared to 2016. The increase is primarily attributable to changes in intangible assets and liabilities as a result of recent acquisitions.

General and administrative expenses. General and administrative expenses decreased $708 in 2017 compared to 2016. This decrease is primarily due to lower stock administration expenses.

Acquisition related costs. Acquisition related expenses increased $2,819 in 2017 compared to 2016. The increase is attributed to adjustments to deferred investment property acquisition obligations.

Business management fee. Business management fees increased $616 in 2017 compared to 2016. The increase is due to the acquisition of real estate which increased assets under management.

Provision for impairment of investment property. Based on the results of our evaluations for impairment, we recorded impairment charges of $8,530 for the year ended December 31, 2017.

Depreciation and amortization.  Depreciation and amortization increased $1,944 in 2017, as compared to 2016. The increase is primarily due to acquisitions in 2016 and 2017.

Interest expense.  Interest expense increased $2,946 in 2017 compared to 2016. The increase is primarily due to additional financing of properties after January 1, 2016, amounts drawn under the Credit Facility and higher interest rates on our floating rate debt.

Interest and other income.  Interest and other income decreased $231.  The decrease is primarily due to lower settlement income and interest earned as a result of lower cash balances in 2017 compared to 2016.

Comparison of the Years ended December 31, 2016 and 2015

A total of 31 investment properties that were acquired on or before January 1, 2015 represent our “same store” properties during the years ended December 31, 2016 and 2015.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2015. For the year ended December 31, 2016, 25 properties constituted non-same store properties and for the year ended December 31, 2015, 23 properties were non-same store properties. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2016 and 2015, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2016	2015	Change	2016	2015	Change	2016	2015	Change
Rental income	$90,228	$58,365	$31,863	$32,378	$32,805	$(427)	$57,850	$25,560	$32,290
Tenant recovery income	26,526	15,434	11,092	8,204	8,353	(149)	18,322	7,081	11,241
Other property income	1,056	148	908	879	112	767	177	36	141
Total income	$117,810	$73,947	$43,863	$41,461	$41,270	$191	$76,349	$32,677	$43,672

Property operating expenses	$20,745	$11,667	$9,078	$6,424	$6,728	$(304)	$14,321	$4,939	$9,382
Real estate tax expense	14,202	8,938	5,264	4,551	4,705	(154)	9,651	4,233	5,418
Total property operating expenses	$34,947	$20,605	$14,342	$10,975	$11,433	$(458)	$23,972	$9,172	$14,800

Property net operating income	$82,863	$53,342	$29,521	$30,486	$29,837	$649	$52,377	$23,505	$28,872

Straight-line income, net	$2,164	$1,736	$428
Intangible amortization	809	676	133
General and administrative expenses	(5,908)	(4,961)	(947)
Acquisition related costs	1,556	(13,903)	15,459
Business management fee	(8,580)	(5,501)	(3,079)
Depreciation and amortization	(59,860)	(34,573)	(25,287)
Interest expense	(21,635)	(10,339)	(11,296)
Interest and other income	378	205	173
Equity in (loss) earnings of unconsolidated entity	252	(118)	370
Net loss	$(7,961)	$(13,436)	$5,475

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

“Non-same store” total property net operating income increased $28,872 during 2016 as compared to 2015. The increase is a result of acquiring 25 retail properties after January 1, 2015. On a “non-same store” basis, total property income increased $43,672 and total property operating expenses increased $14,800 during the year ended December 31, 2016 as a result of these acquisitions.

Straight-line income, net. Straight-line income increased $428 in 2016 compared to 2015. This increase is due to purchases of investment properties after January 1, 2015.

Intangible amortization. Intangible amortization income increased $133 in 2016 compared to 2015. The increase is primarily attributable to changes in intangible assets and liabilities due to acquisitions.

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

Depreciation and amortization.  Depreciation and amortization increased $25,287 in 2016 compared to 2015. This increase is due to the acquisition of additional retail properties after January 1, 2015.

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

Leasing Activity

The following table sets forth leasing activity during the year ended December 31, 2017. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	66	445,178	$16.75	$15.90	5.3%	5.4	$0.36
Comparable New Leases	6	14,729	$27.26	$20.15	35.3%	6.1	$22.31
Non-Comparable New and Renewal Leases (a)	37	146,308	$14.41	N/A	N/A	8.4	$13.36
Total	109	606,215

(a)

Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rent amounts and leases signed where the previous and current lease do not have similar lease structures

Non-U.S. GAAP Financial Measures

Accounting for real estate assets in accordance with U.S. GAAP assumes the value of real estate assets is reduced over time. Because real estate values may rise and fall with market conditions, operating results from real estate companies that use U.S. GAAP accounting may not present a complete view of their performance. We use Funds from Operations, or “FFO”, a widely accepted metric to evaluate our performance. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or “NAREIT”, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income (loss) computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of depreciable properties, plus depreciation and amortization and impairment charges on depreciable property after adjustments for unconsolidated entities in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO.

Under U.S. GAAP, acquisition related costs are treated differently if the acquisition is a business combination or an asset acquisition. An acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and acquisition related costs will be capitalized rather than expensed when incurred. Publicly registered, non-listed REITs typically engage in a significant amount of acquisition activity in the early years of their operations, and thus incur significant acquisition related costs, during these initial years. Although other start up entities may engage in significant acquisition activity during their initial years, REITs such as us that are not listed on an exchange are unique in that they typically have a limited timeframe during which they acquire a significant number of properties and thus incur significant acquisition related costs. Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, published a standardized measure known as Modified Funds from Operations, or “MFFO”, which the IPA has promulgated as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT.

MFFO excludes expensed costs associated with investing activities, some of which are acquisition related costs that affect our operations only in periods in which properties are acquired, and other non-operating items that are included in FFO. By excluding acquisition related costs, the use of MFFO provides another measure of our operating performance. Because MFFO may be a recognized measure of operating performance within the non-listed REIT industry, MFFO and the adjustments used to calculate it may be useful in order to evaluate our performance against other non-listed REITs. Like FFO, MFFO is not equivalent to our net income or loss as determined under U.S. GAAP, as detailed in the table below, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to acquire a significant amount of properties. MFFO should only be used as a measurement of our operating performance while we are acquiring a significant amount of properties because it excludes, among other things, acquisition costs incurred during the periods in which properties were acquired.

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

Our FFO and MFFO for the years ended December 31, 2017, 2016 and 2015 are calculated as follows (Dollar amounts in thousands):

		For the year ended December 31,
		2017	2016	2015
	Net loss	$(19,102)	$(7,961)	$(13,436)
Add:	Depreciation and amortization related to investment properties	61,804	59,860	34,573
	Provision for impairment of investment property	8,530	—	—
	Funds from operations (FFO)	51,232	51,899	21,137

Add:	Acquisition related costs	754	(1,556)	13,903
Less:	Amortization of acquired market lease intangibles, net	(1,415)	(812)	(652)
	Straight-line income, net	(1,678)	(2,164)	(1,736)
	Modified funds from operations (MFFO)	$48,893	$47,367	$32,652

Critical Accounting Policies

Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Our significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2017 Notes to Consolidated Financial Statements in Item 8. We have identified three significant accounting policies as critical accounting policies.

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

Acquisitions

Prior to the adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, all costs related to finding, analyzing and negotiating a transaction were expensed as incurred as acquisition related costs, whether or not the acquisition was completed. These expenses would include acquisition fees, if any, paid to our Business Manager. We early adopted the ASU effective October 1, 2016.

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

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2017 Notes to Consolidated Financial Statements in Item 8.

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

From time to time, we acquire properties subject to the obligation to pay the seller additional monies depending on the future leasing and occupancy of the property. These earnout payments are based on a predetermined formula. Each earnout agreement has a time limit of generally one to three years and other parameters regarding the obligation to pay any additional monies. If at the end of the time period, certain space has not been leased and occupied, we will not have any further obligation. As of December 31, 2017 and 2016, we had liabilities of $1.1 million and $6.9 million, respectively, recorded on the consolidated balance sheets as deferred investment property acquisition obligations. The maximum potential payment is $2.0 million at December 31, 2017.

The table below presents, on a consolidated basis, our obligations and commitments to make future payments under debt obligations (including interest) and ground leases as of December 31, 2017. Debt obligations under debt which is subject to variable rates reflect interest rates as of December 31, 2017 (Dollar amounts in thousands).

	Payments due by period
	2018	2019	2020	2021	2022	Thereafter	Total
Principal payments on debt	$15,481	$236,465	$897	$84,272	$126,631	$229,575	$693,321
Interest payments on debt	25,412	21,980	16,577	14,446	10,189	17,959	106,563
Rental payments on ground lease	1,140	1,140	1,140	1,140	1,202	89,641	95,403
Total	$42,033	$259,585	$18,614	$99,858	$138,022	$337,175	$895,287

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

As of December 31, 2017, we had outstanding debt of approximately $693.3 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 2.95% to 5.95% per annum. The weighted average interest rate was 3.63%, which includes the effect of interest rate swaps. As of December 31, 2017, the weighted average years to maturity for our mortgages and credit facility payable was approximately 4.2 years.

As of December 31, 2017, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $171.9 million and a fair value of $171.0 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations.  If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $9.0 million at December 31, 2017. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $9.7 million at December 31, 2017.

At December 31, 2017, we had $138.0 million of debt or 19.90% of our total debt bearing interest at variable rates with a weighted average interest rate equal to 3.23% per annum. We had variable rate debt subject to swap agreements of $383.5 million or 55.32% of our total debt at December 31, 2017.

If interest rates on all debt which bears interest at variable rates as of December 31, 2017 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by approximately $1.4 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2017 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

For information related to derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our December 31, 2017 Notes to Consolidated Financial Statements in Item 8.

INLAND REAL ESTATE INCOME TRUST, INC.

INDEX

Item 8.	Financial Statements and Supplementary Data

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Income Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inland Real Estate Income Trust, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Chicago, Illinois

March 16, 2018

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Assets:
Investment properties:
Land	$277,229	$262,210
Building and other improvements	1,011,688	971,021
Total	1,288,917	1,233,231
Less accumulated depreciation	(101,094)	(62,631)
Net investment properties	1,187,823	1,170,600
Cash and cash equivalents	11,904	10,861
Investment in unconsolidated entities	7,125	126
Accounts and rent receivable	15,152	11,671
Acquired lease intangible assets, net	138,658	150,108
Deferred costs, net	1,317	683
Other assets	13,391	13,511
Total assets	$1,375,370	$1,357,560

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$691,465	$606,025
Accounts payable and accrued expenses	10,167	7,270
Distributions payable	4,537	4,488
Acquired intangible liabilities, net	62,270	63,474
Deferred investment property acquisition obligations	1,050	6,856
Due to related parties	2,665	2,663
Other liabilities	11,744	12,330
Total liabilities	783,898	703,106

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 35,498,444 and 35,262,283 shares issued and outstanding as of December 31, 2017 and 2016, respectively	35	35
Additional paid in capital (net of offering costs of $87,059 as of December 31, 2017 and 2016)	798,567	792,531
Accumulated distributions and net loss	(212,883)	(140,417)
Accumulated other comprehensive income	5,753	2,305
Total stockholders’ equity	591,472	654,454
Total liabilities and stockholders’ equity	$1,375,370	$1,357,560

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands, except per share amounts)

For the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Income:
Rental income	$99,413	$93,719	$60,912
Tenant recovery income	29,270	26,723	15,482
Other property income	474	1,056	148
Total income	129,157	121,498	76,542

Expenses:
Property operating expenses	22,369	21,460	11,850
Real estate tax expense	15,992	14,202	8,938
General and administrative expenses	5,200	5,908	4,961
Acquisition related costs	754	(1,556)	13,903
Business management fee	9,196	8,580	5,501
Provision for impairment of investment property	8,530	—	—
Depreciation and amortization	61,804	59,860	34,573
Total expenses	123,845	108,454	79,726

Operating income (loss)	5,312	13,044	(3,184)

Interest expense	(24,582)	(21,635)	(10,339)
Interest and other income	147	378	205
Equity in earnings (loss) of unconsolidated entity	21	252	(118)
Net loss	$(19,102)	$(7,961)	$(13,436)

Net loss per common share, basic and diluted	$(0.54)	$(0.23)	$(0.48)

Weighted average number of common shares outstanding, basic and diluted	35,571,249	34,963,827	27,737,301

Comprehensive loss:
Net loss	$(19,102)	$(7,961)	$(13,436)
Unrealized gain (loss) on derivatives	1,043	1,861	(4,612)
Reclassification adjustment for amounts included in net loss	2,405	4,038	2,546
Comprehensive loss	$(15,654)	$(2,062)	$(15,502)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollar amounts in thousands)

For the years ended December 31, 2017, 2016 and 2015

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	16,798,765	$17	$374,633	$(21,663)	$(1,528)	$351,459
Distributions declared	—	—	—	(44,908)	—	(44,908)
Proceeds from offering	16,971,329	17	422,942	—	—	422,959
Offering costs	—	—	(43,493)	—	—	(43,493)
Proceeds from distribution reinvestment plan	876,978	1	20,827	—	—	20,828
Shares repurchased	(155,464)	(1)	(3,809)	—	—	(3,810)
Discount on shares to related parties	—	—	28	—	—	28
Unrealized loss on derivatives	—	—	—	—	(4,612)	(4,612)
Reclassification adjustment for amounts included in net loss	—	—	—	—	2,546	2,546
Sponsor contribution	—	—	3,283	—	—	3,283
Net loss	—	—	—	(13,436)	—	(13,436)
Balance at December 31, 2015	34,491,607	34	774,411	(80,007)	(3,594)	690,844

Distributions declared	—	—	—	(52,449)	—	(52,449)
Proceeds from distribution reinvestment plan	1,213,419	1	27,830	—	—	27,831
Shares repurchased	(442,743)	—	(9,724)	—	—	(9,724)
Unrealized gain on derivatives	—	—	—	—	1,861	1,861
Reclassification adjustment for amounts included in net loss	—	—	—	—	4,038	4,038
Equity based compensation	—	—	14	—	—	14
Net loss	—	—	—	(7,961)	—	(7,961)

Balance at December 31, 2016	35,262,283	35	792,531	(140,417)	2,305	654,454
Distributions declared	—	—	—	(53,364)	—	(53,364)
Proceeds from distribution reinvestment plan	1,197,415	1	27,068	—	—	27,069
Shares repurchased	(961,698)	(1)	(21,065)	—	—	(21,066)
Unrealized gain on derivatives	—	—	—	—	1,043	1,043
Reclassification adjustment for amounts included in net loss	—	—	—	—	2,405	2,405
Equity based compensation	444	—	33	—	—	33
Net loss	—	—	—	(19,102)	—	(19,102)
Balance at December 31, 2017	35,498,444	$35	$798,567	$(212,883)	$5,753	$591,472

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

For the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities:
Net loss	$(19,102)	$(7,961)	$(13,436)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,804	59,860	34,573
Provision for impairment of investment property	8,530	—	—
Amortization of debt issuance costs and mortgage premiums, net	397	359	5
Amortization of acquired market leases, net	(1,415)	(812)	(652)
Amortization of equity based compensation	33	14	—
Straight-line income, net	(1,678)	(2,164)	(1,736)
Discount on shares issued to related parties	—	—	28
Equity in (earnings) loss of unconsolidated entity	(21)	(252)	118
Distributions from unconsolidated entity	146	126	—
Payment of leasing fees	(823)	(413)	(315)
Adjustment of contingent earnout liability	575	(3,709)	(9)
Other non-cash adjustments	(40)	(244)	(376)
Changes in assets and liabilities:
Accounts payable and accrued expenses	3,249	(1,324)	3,723
Accounts and rent receivable	(1,020)	(1,386)	(3,392)
Due to related parties	(150)	(5,891)	7,559
Other liabilities	(118)	(197)	2,185
Other assets	504	197	(1,195)
Net cash flows provided by operating activities	50,871	36,203	27,080

Cash flows from investing activities:
Purchase of investment properties	(69,953)	(79,034)	(734,331)
Capital expenditures	(6,209)	(9,320)	(4,326)
Investment in unconsolidated joint ventures	(6,917)	—	—
Other assets and restricted escrows	853	320	(1,885)
Net cash flows used in investing activities	(82,226)	(88,034)	(740,542)

Cash flows from financing activities:
Proceeds from offering	—	—	422,959
Payment of offering costs	—	(199)	(43,828)
Payment of credit facility	(43,000)	(141,000)	—
Proceeds from credit facility	95,800	72,000	100,000
Proceeds from mortgages payable	39,179	150,335	242,377
Payment of mortgages payable	(6,494)	(58,494)	(145)
Proceeds from the distribution reinvestment plan	27,069	27,831	20,828
Shares repurchased	(19,984)	(8,754)	(3,333)
Distributions paid	(53,315)	(52,358)	(42,537)
Sponsor contribution	—	—	3,283
Due to related parties	—	—	(1,630)
Payment of deferred investment property acquisition obligation	(6,415)	(8,838)	(3,061)
Payment of debt issuance costs	(442)	(1,674)	(3,479)
Net cash flows provided by (used in) financing activities	32,398	(21,151)	691,434

Net increase (decrease) in cash and cash equivalents	1,043	(72,982)	(22,028)
Cash and cash equivalents at beginning of the year	10,861	83,843	105,871
Cash and cash equivalents at end of the year	$11,904	$10,861	$83,843

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollar amounts in thousands)

For the years ended December 31, 2017, 2016 and 2015

Supplemental disclosure of cash flow information:	2017	2016	2015
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$17,513	$15,128	$163,832
Building and improvements	41,793	53,849	580,061
Acquired in-place lease intangibles	6,740	12,768	98,062
Acquired above market lease intangibles	8,645	1,080	30,524
Acquired below market lease intangibles	(4,589)	(3,432)	(44,359)
Acquired above market ground lease liability	—	—	(5,169)
Other receivables	—	—	792
Assumption of mortgage debt at acquisition	—	—	(58,026)
Non-cash mortgage premium	—	—	(3,430)
Deferred investment property acquisition obligations	—	—	(18,211)
Assumed liabilities, net	(149)	(359)	(9,745)
Purchase of investment properties	$69,953	$79,034	$734,331

Cash paid for interest, net of amounts capitalized	$24,206	$21,087	$9,397

Supplemental schedule of non-cash investing and financing activities:

Distributions payable	$4,537	$4,488	$4,397

Accrued offering costs payable	$—	$—	$252

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

At December 31, 2017, the Company owned 59 retail properties, totaling 6,860,923 square feet.  The properties are located in 24 states.  At December 31, 2017, the portfolio had a weighted average physical occupancy of 93.9% and economic occupancy of 94.8%. Economic occupancy excludes square footage associated with an earnout component.

On January 16, 2018, the Company effected a 1-for-2.5 reverse stock split of its issued and outstanding common stock whereby every 2.5 shares of issued and outstanding common stock were converted into one share of its common stock (the “Reverse Stock Split”). In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), all share information presented has been retroactively adjusted to reflect the Reverse Stock Split.

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

Acquisitions

Upon acquisition of real estate investment properties, the Company allocates the total purchase price of each property that is accounted for as an asset acquisition based on the relative fair value of the tangible and intangible assets acquired and liabilities assumed based on Level 3 inputs, such as comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions, from a third party appraisal or other market sources. The acquisition date is the date on which the Company obtains control of the real estate investment property and transaction costs are capitalized.

Assets and liabilities acquired typically include land, building and site improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases. The portion of the purchase price

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Dollar amounts in thousands, except per share amounts)

allocated to above market lease values are included in acquired lease intangible assets, net and is amortized on a straight-line basis over the term of the related lease as a reduction to rental income. The portion allocated to below market lease values are included in acquired intangible liabilities, net and is amortized as an increase to rental income over the term of the lease including any renewal periods with fixed rate renewals.  The portion of the purchase price allocated to acquired in-place lease value is included in acquired lease intangible assets, net and is amortized on a straight-line basis over the acquired leases’ weighted average remaining term.

The Company determines the fair value of the tangible assets consisting of land and buildings by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. The Company determines the fair value of assumed debt by calculating the net present value of the mortgage payments using interest rates for debt with similar terms and maturities. Differences between the fair value and the stated value is recorded as a discount or premium and amortized over the remaining term using the effective interest method.

Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase price unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The Company’s policy is to record earnout components when estimable and probable.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that clarified the definition of a business and assists in the evaluation of whether a transaction should be accounted for as an acquisition of an asset or a business combination. The Company early adopted the new guidance and modified its accounting policy effective October 1, 2016. Prior to October 1, 2016, the Company expensed all acquisition expenses as incurred whether or not the acquisition was completed, and assets acquired and liabilities assumed were measured at their fair values rather than at their relative fair values as described above. Additionally, earnouts were recorded as additional purchase price of the related property and as a liability included in deferred investment property acquisition obligations on the accompanying consolidated balance sheets.  The amount recorded was based on the Company’s best estimate of the potential future earnout payments at the date of an acquisition. The Company recorded the effect of changes in the underlying liability assumptions in acquisition related costs on the accompanying consolidated statements of operations and comprehensive loss.

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

The Company estimates the future undiscounted cash flows based on management’s intent as follows: (i) for real estate properties that the Company intends to hold long-term, including land held for development, properties currently under development and operating buildings, recoverability is assessed based on the estimated future net rental income from operating the property and termination value; and (ii) for real estate properties that the Company intends to sell, including land parcels, properties currently under development and operating buildings, recoverability is assessed based on estimated net proceeds, including net rental income during the holding period, from disposition that are estimated based on future net rental income of the property and utilizing expected market capitalization rates.

The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However, assumptions and estimates about future cash flows, including comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions which impact the discounted cash flow approach to determining value are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analysis could impact these assumptions and result in future impairment charges of real estate properties.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Dollar amounts in thousands, except per share amounts)

During the year ended December 31, 2017, the Company recorded an impairment charge of $8,530 which is included in provision for impairment of investment property on the accompanying consolidated statements of operations and comprehensive loss. During the years ended December 31, 2016 and 2015, the Company incurred no impairment charges.

REIT Status

The Company has qualified and elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ended December 31, 2013. As a result, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments and excluding any net capital gain) to its stockholders. The Company will monitor the business and transactions that may potentially impact its REIT status. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

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

Depreciation expense was approximately $39,497, $35,086 and $21,309 for the years ended December 31, 2017, 2016 and 2015, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Dollar amounts in thousands, except per share amounts)

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

Debt Issuance Costs

Debt issuance costs are amortized on a straight-line basis, which approximates the effective interest method, over the term, or anticipated repayment date, of the related agreements as a component of interest expense. These costs are reported as a direct deduction to the Company’s outstanding mortgages and credit facility payable. The adoption of Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt issuance Costs issued by the FASB resulted in the reclassification of $4,467 from deferred expenses, net to mortgages and credit facility payable, net on the consolidated balance sheets as of December 31, 2015.

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

December 31, 2017

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

Equity-Based Compensation

The Company has restricted shares and units outstanding at December 31, 2017 and 2016. The Company recognizes expense related to the fair value of equity-based compensation awards as general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. The Company primarily recognizes expense based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period. See Note 8 - "Equity-Based Compensation" for further information.

Recent Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The update, among other things,

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Dollar amounts in thousands, except per share amounts)

The amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the update. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this update. The amended presentation and disclosure guidance is required only prospectively. The Company continues to evaluate ASU No. 2017-12 to determine the impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new update will require that amounts described as restricted cash and restricted cash equivalents be included in beginning and ending-of-period reconciliation cash shown on the statement of cash flows. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. At December 31, 2017, restricted cash of $4,940 was recorded as other assets on the Company’s consolidated balance sheets and the Company does not believe that the adoption of ASU No. 2016-18 will have a material impact on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 supersedes the previous leases standard, Leases (Topic 840). The Company has identified its lease revenues and non-lease revenues under the guidance. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is consistent with the Company’s existing policies. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company expects to adopt the guidance on a modified retrospective basis and upon adoption of the Leases guidance, non-lease components of new, extended or modified leases, including common area maintenance reimbursements, will be accounted for under the Revenue from Contracts with Customers guidance as described below. The Company is also the lessee under a ground lease, which it will be required to recognize right of use asset and a related lease liability on its consolidated balance sheets upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018, when effective. The Company has evaluated the specific revenue streams that could be most significantly impacted by this ASU and expects that the revenue recognition from these activities and other miscellaneous income will be generally consistent with current recognition methods, and therefore does not expect material changes to the consolidated financial statements as a result of adoption. The Company’s remaining implementation items include calculating the cumulative effect adjustment, if any, to be recorded upon adoption, drafting revised disclosures in accordance with the new standard and implementing changes to internal control policies and procedures, if any. Common area maintenance reimbursements to be impacted by ASU No. 2014-09 will not be addressed until the Company's adoption of ASU No. 2016-02, considering its revisions to accounting for common area maintenance described above.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Dollar amounts in thousands, except per share amounts)

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015.  The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering.  On March 29, 2017, the Company’s board of directors determined an estimated per share net asset value (the “Estimated Per Share NAV”) of the Company’s common stock of $22.63 ($9.05 prior to the Reverse Stock Split).  The previously estimated per share net asset value of $22.55 ($9.02 prior to the Reverse Stock Split) was established on April 7, 2016.

The Company provides the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

On October 19, 2015, the Company registered 25,000,000 shares of common stock to be issued under its distribution reinvestment plan (“DRP”) pursuant to a registration statement on Form S-3D. The Company provides stockholders with the option to purchase additional shares from the Company by automatically reinvesting cash distributions through the DRP, subject to certain share ownership restrictions. The Company does not pay any selling commissions or a marketing contribution and due diligence expense allowance in connection with the DRP. Pursuant to the DRP, the price per share for shares of common stock purchased under the DRP is equal to the estimated value of a share, as determined by the Company’s board of directors and reported by the Company from time to time, until the shares become listed for trading, if a listing occurs, assuming that the DRP has not been terminated or suspended in connection with such listing. On March 30, 2017, the Company reported a new Estimated Per Share NAV of $22.63 ($9.05 prior to the Reverse Stock Split).

Distributions reinvested through the DRP were approximately $27,069, $27,831 and $20,828 for the years ended December 31, 2017, 2016 and 2015, respectively.

Share Repurchase Program

The Company adopted a share repurchase program effective October 18, 2012 which was subsequently amended effective January 1, 2018 to change the processing of repurchase requests from a monthly to a quarterly basis to align with the move to quarterly distributions.  Under the amended and restated share repurchase program (“SRP”), the Company is authorized to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested, if the Company chooses to purchase them. Subject to funds being available, the Company limits the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted by the Reverse Stock Split. Funding for the SRP comes from proceeds the Company receives from the DRP during the same period. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, the one year holding period does not apply. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole direction, may, at any time, amend, suspend or terminate the SRP.

Pursuant to the SRP, the Company may repurchase shares at prices ranging from 92.5% of the “share price,” as defined in the SRP, for stockholders who have owned shares for at least one year to 100% of the “share price” for stockholders who have owned shares for at least four years. For repurchases sought upon a stockholder’s death or qualifying disability, the Company may repurchase shares at a price equal to 100% of the “share price.” As used in the SRP, “share price” means the lesser of (1) the offering price of the Company’s shares in the Offering (unless the shares were purchased at a discount from that price, and then that purchase price), as adjusted by the Reverse Stock Split, reduced by any distributions of net sale proceeds that the Company designates as constituting a return of capital; or (2) the most recently disclosed estimated value per share.

Repurchases through the SRP were approximately $21,066, $9,724 and $3,810 for the years ended December 31, 2017, 2016 and 2015, respectively.  At December 31, 2017 and 2016, the liability related to the SRP was $2,530 and $1,448, respectively, recorded in other liabilities on the Company’s consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Dollar amounts in thousands, except per share amounts)

NOTE 4 – ACQUISITIONS

2017 Acquisitions

During the year ended December 31, 2017, the Company acquired, through its wholly owned subsidiaries, the three properties listed below from unaffiliated third parties. The acquisitions were financed with proceeds from the Company’s credit facility (the “Credit Facility”).

Date Acquired	Property Name	Location	Property Type	Square Footage	Purchase Price (a)
1st Quarter
1/27/2017	Wilson Marketplace (b)	Wilson, NC	Multi-Tenant Retail	311,030	$40,783
2nd Quarter
4/3/2017	Pentucket Shopping Center (b)	Plaistow, NH	Multi-Tenant Retail	198,469	24,100
3rd Quarter
7/14/2017	Coastal North Town Center - Phase II	Myrtle Beach, SC	Retail	6,588	3,716

				516,087	$68,599
(a)	Contractual purchase price excluding closing credits.
(b)	Subsequent to the acquisition date, first mortgages were placed on the properties.

The above acquisitions were accounted for as asset acquisitions. For the year ended December 31, 2017, the Company incurred $2,213 of total acquisition costs and fees, $1,459 of which are capitalized as the acquisition of net investment properties in the accompanying consolidated balance sheets. An adjustment to the deferred investment property acquisition obligation of $574 and $180 of acquisition and dead deal costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss.

2016 Acquisitions

During the year ended December 31, 2016, the Company acquired, through its wholly owned subsidiaries, the two properties listed below and financed Coastal North Town Center by obtaining a mortgage loan in the amount of $43,680.

Date Acquired	Property Name	Location	Property Type	Square Footage	Purchase Price
2nd Quarter
4/22/16	Coastal North Town Center	Myrtle Beach, SC	Multi-Tenant Retail	304,662	$72,811
4/22/16	Oquirrh Mountain Marketplace Phase II	South Jordan, UT	Multi-Tenant Retail	10,150	4,329

				314,812	$77,140

For the year ended December 31, 2016, the Company recorded a reduction in deferred investment property acquisition obligation of $2,066, net of acquisition costs of $510 in acquisition related costs in the consolidated statements of operations and comprehensive loss. The Company incurred $13,903 for the year ended December 31, 2015, of acquisition, dead deal and transaction related costs that were related to both closed and potential transactions and deferred obligation adjustments.  These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as acquisition fees and time and travel expense reimbursements to the Sponsor and its affiliates.  For the year ended December 31, 2015, the Business Manager permanently waived acquisition fees of $2,510. No fees were waived for 2017 or 2016.

For properties acquired during the year ended December 31, 2017, the Company recorded total income of $5,202 and property net income of $325, which excludes expensed acquisition related costs.  For properties acquired during the year ended December 31, 2016, the Company recorded total income of $4,218 and property net income of $269, which excludes expensed acquisition related costs.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Dollar amounts in thousands, except per share amounts)

The following table presents certain additional information regarding the Company’s acquisitions during the years ended December 31, 2017 and 2016.  The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

	For the Year Ended December 31,
	2017	2016 (a)
Land	$17,513	$15,128
Building and improvements	41,793	53,849
Acquired lease intangible assets, net	15,385	13,848
Acquired intangible liabilities, net	(4,589)	(3,432)
Fair value adjustment related to the assumption of mortgages payable	—	—
Deferred investment property acquisition obligations	—	—
Assumed liabilities, net	(149)	(359)
Total	$69,953	$79,034
(a)	Total for the year ended December 31, 2016 includes $1,720 for 4,200 square feet acquired at Oquirrh Mountain Marketplace and $533 for 1,766 square feet at Park Avenue Shopping Center.

NOTE 5 – INVESTMENT IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company’s unconsolidated joint ventures:

			Investment in unconsolidated entities
Entity	Company's Profit/Loss Allocation at December 31, 2017	Remaining Commitment	December 31, 2017	December 31, 2016
Mainstreet Texas Development Fund, LLC ("Mainstreet JV") (a)	83%	$1,783	$7,125	$—
Oak Property Casualty, LLC ("Captive") (b)	n/a	—	—	126
			$7,125	$126

(a)

In August 2017, the Company, through a wholly owned taxable REIT subsidiary, made an equity commitment to Mainstreet JV in order to develop, construct, lease, finance and sell parcels of land and related building improvements including personal property which are to be operated as rapid recovery healthcare facilities located in Beaumont, Amarillo and Temple, Texas. The investment balance includes capitalized acquisition, interest and legal costs of $157.

(b)

The Company was a member of a limited liability company formed as an insurance association captive, which was owned by the Company, IRC Retail Centers LLC, InvenTrust Properties Corp. and Retail Properties of America, Inc. See Note 13 – “Transactions with Related Parties.”

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Dollar amounts in thousands, except per share amounts)

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Intangible assets:
Acquired in-place lease value	$165,182	$159,679
Acquired above market lease value	45,824	37,179
Accumulated amortization	(72,348)	(46,750)
Acquired lease intangibles, net	$138,658	$150,108
Intangible liabilities:
Acquired below market lease value	$71,551	$66,962
Above market ground lease	5,169	5,169
Accumulated amortization	(14,450)	(8,657)
Acquired below market lease intangibles, net	$62,270	$63,474

As of December 31, 2017, the weighted average amortization periods for acquired in-place lease, above market lease intangibles, below market lease intangibles and above market ground lease are 10, 14, 19 and 55 years, respectively.

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

Amortization pertaining to acquired in-place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

Amortization recorded as amortization expense:	2017	2016	2015
Acquired in-place lease value	$22,104	$24,174	$13,170
Amortization recorded as a reduction to property operating expense:
Above market ground lease	$94	$94	$24
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(4,379)	$(4,341)	$(2,334)
Acquired below market leases	5,700	5,059	2,986
Net rental income increase	$1,321	$718	$652

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Dollar amounts in thousands, except per share amounts)

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2017 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases	Above Market Ground Lease
2018	$18,995	$3,794	$(4,470)	$(94)
2019	17,031	3,430	(4,325)	(94)
2020	14,012	3,091	(4,104)	(94)
2021	11,475	3,021	(3,917)	(94)
2022	8,830	2,715	(3,657)	(94)
Thereafter	33,955	18,309	(36,838)	(4,489)
Total	$104,298	$34,360	$(57,311)	$(4,959)

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of December 31, 2017 and 2016, the Company had the following mortgages and credit facility payable:

	December 31, 2017		December 31, 2016
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$171,851	4.25%	$178,345	4.31%
Variable rate mortgages payable with swap agreements	383,517	3.49%	354,488	3.42%
Variable rate mortgages payable	54,153	3.26%	44,003	2.50%
Mortgages payable	$609,521	3.69%	$576,836	3.62%
Credit facility payable	$83,800	3.21%	$31,000	2.26%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$693,321	3.63%	$607,836	3.55%
Add: Unamortized mortgage premiums	2,316		3,080
Less: Unamortized debt issuance costs	(4,172)		(4,891)
Total debt	$691,465		$606,025

The Company’s indebtedness bore interest at a weighted average interest rate of 3.63% per annum at December 31, 2017, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $693,321 and $607,836 as of December 31, 2017 and 2016, respectively, and its estimated fair value was $684,621 and $595,404 as of December 31, 2017 and 2016, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Dollar amounts in thousands, except per share amounts)

As of December 31, 2017, scheduled principal payments and maturities on the Company’s debt were as follows:

	December 31, 2017
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2018	$221	$15,260	$—	$15,481
2019	215	152,450	83,800	236,465
2020	897	—	—	897
2021	1,531	82,740	—	84,271
2022	615	126,017	—	126,632
Thereafter	962	228,613	—	229,575
Total	$4,441	$605,080	$83,800	$693,321

Credit Facility Payable

The Company’s Credit Facility in the amount of $110,000 has an accordion feature that allows for an increase in available borrowings up to $400,000, subject to certain conditions.  The Credit Facility matures on September 30, 2019 and the Company has a one year extension option which it may exercise as long as certain conditions are met.

At December 31, 2017, the interest rate on the Credit Facility was 3.21%. As of December 31, 2017, the Company had $26,200 available for borrowing under the Credit Facility.

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

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2017, the Company was current on all of the payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of December 31, 2017, the weighted average years to maturity for the Company’s mortgages payable was approximately 4.2 years.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap. See Note 15 - "Fair Value Measurements" for further information.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s interest rate swap contracts outstanding as of December 31, 2017.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at December 31, 2017
Assets
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	$24,352	$9
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	19
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	723
July 8, 2015	August 1, 2015	May 22, 2019	1.43%	1,426	8
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	137
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	201
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	733
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	1,648
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	2,147
August 29, 2016	October 21, 2016	December 15, 2019	1.07%	10,836	184
April 27, 2017	April 26, 2017	April 26, 2022	1.91%	24,480	202
June 5, 2017	May 31, 2017	May 15, 2022	1.90%	14,700	125
				$287,338	$6,136
Liabilities
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	$5,525	$(27)
May 8, 2014	May 5, 2015	May 7, 2019	2.10%	14,200	(49)
May 23, 2014	May 1, 2015	May 22, 2019	2.00%	8,484	(17)
June 6, 2014	June 1, 2015	May 8, 2019	2.15%	11,684	(48)
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	20,725	(74)
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	9,561	(8)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(117)
				$96,179	$(340)

(a)	Receive floating rate index based upon one month LIBOR. At December 31, 2017, the one month LIBOR equaled 1.56%.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of comprehensive income (loss).  The ineffective portion of the change in fair value, if any, is recognized directly in earnings. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	2017	2016	2015
Effective portion of derivatives	$1,043	$1,861	$(4,612)
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$2,405	$4,038	$2,546
Ineffective portion of derivatives	$7	$233	$365

The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next twelve months is approximately ($124).

NOTE 8 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. On June 13, 2017, we issued 1,326 restricted shares and 442 restricted share units to our independent directors pursuant to the automatic grant provisions of the RSP, which become vested in equal installments of 33-1/3% on each of the first three anniversaries of June 13, 2017, subject to

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Dollar amounts in thousands, except per share amounts)

certain exceptions. On October 2, 2017, we issued 331 restricted shares and 110 restricted share units to our independent directors pursuant to the RSP, which become vested in equal installments of 33-1/3% on each of the first three anniversaries of October 2, 2017, subject to certain exceptions. Each restricted share and restricted share unit entitle the holder to receive one common share when it vests. Restricted shares and restricted share units are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $33 and $14, in the aggregate, for the year ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company had $44 and $26, respectively, of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.5 years.

A summary table of the status of the restricted shares and restricted share units is presented below:

	Restricted Shares	Restricted Share Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2015	—	—	$—	$—
Granted	1,330	460	40	40
Vested	—	—	—	—
Converted	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2016	1,330	460	40	40
Granted	1,657	600	51	51
Vested	(444)	(156)	(13)	(13)
Converted	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2017	2,543	904	$78	$78

NOTE 9 – INCOME TAX AND DISTRIBUTIONS

The Company paid distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.00410959 per share, based upon a 365-day period for 2017 and 2015. The Company paid distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.00409836 per share, based upon a 366-day period for 2016.  The table below presents the distributions paid and declared for the years ended December 31, 2017, 2016 and 2015.

	December 31,
	2017	2016	2015
Distributions paid	$53,315	$52,358	$42,537
Distributions declared	$53,364	$52,449	$44,908

For federal income tax purposes, distributions may consist of ordinary dividend income, qualified dividend income, non-taxable return of capital, capital gains or a combination thereof. Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income or, if so declared by the Company, qualified dividend income or capital gain dividends. Distributions in excess of these earnings and profits (calculated for income tax purposes) constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain distribution and reduce the recipient’s tax basis in the shares to the extent thereof. Distributions in excess of earnings and profits that reduce a recipient’s tax basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares. If the recipient's tax basis is reduced to zero, distributions in excess of the aforementioned earnings and profits (calculated for income tax purposes) constitute taxable gain.

In order to maintain the Company’s status as a REIT, the Company must annually distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to its stockholders. For the years ended December 31, 2017, 2016 and 2015, the Company’s taxable income was $10,045 (unaudited), $9,890 (unaudited) and $13,123 (unaudited), respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Dollar amounts in thousands, except per share amounts)

The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2017, 2016 and 2015:

	2017	2016	2015 (a)
Ordinary income	$0.29	$0.29	$0.50
Nontaxable return of capital	$1.21	$1.21	$1.18

(a)	On February 19, 2015, the Company paid an aggregate special distribution of $3,283 to stockholders of record as of January 30, 2015.

NOTE 10 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss for the year ended December 31, 2017 and 2016, 1,507 shares and 1,214 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As of December 31, 2015, the Company did not have any dilutive common share equivalents outstanding.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation (“Earnout liability”). The maximum potential earnout payment was $2,040 at December 31, 2017.

The table below presents the change in the Company’s Earnout liability for the years ended December 31, 2017 and 2016.

	December 31,
	2017	2016
Earnout liability-beginning of period	$6,856	$18,871
Increases:
Acquisitions	—	—
Amortization expense	35	531
Decreases:
Earnout payments	(6,415)	(9,067)
Other:
Adjustments to acquisition related costs	574	(3,479)
Earnout liability – end of period	$1,050	$6,856

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

In conjunction with its equity investment in the Mainstreet JV, the Company also agreed to provide subsidiaries of the Mainstreet JV mezzanine loans, in the aggregate amount of approximately $5,400. The loan term is for 48 months. The Company will earn interest at a rate of 14.5% per annum and will receive monthly interest payments based on a 10% pay rate. The remaining unpaid interest will be due at maturity or upon certain defined events. The mezzanine loans are guaranteed by one of the other members of the joint venture. The borrowers may draw on the mezzanine loans from time to time in connection with the construction of the rapid recovery healthcare facilities and are not expected to draw on the mezzanine loans until such time as the Company has fully funded its equity commitment to the Mainstreet JV. At December 31, 2017, the Company has not loaned any funds related to the mezzanine loans.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Dollar amounts in thousands, except per share amounts)

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment, retail real estate, as defined by U.S. GAAP for the years ended December 31, 2017, 2016 and 2015.

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

The Company was a member of a limited liability company formed as an insurance association captive, which was owned by the Company, IRC Retail Centers LLC, InvenTrust Properties Corp. and Retail Properties of America, Inc.  The Company recorded its investment in investment in unconsolidated entities in the accompanying consolidated balance sheets. The Company’s share of net income from its investment was based on the ratio of each member’s premium contribution to the venture. The Company received its original capital investment of $100 and was allocated income of $21, income of $252 and a loss of $118 for the years ended December 31, 2017, 2016 and 2015, respectively. The Captive terminated its operations in March 2016 and dissolved in the fourth quarter of 2017 after all regulatory reports were filed. However, there is no assurance the Company will not be liable for any additional proportional costs associated with the termination of the Captive which have not been previously identified and paid.

The Company owns 1,000 shares of common stock in The Inland Real Estate Group of Companies, Inc. with a recorded value of $1 at December 31, 2017, 2016 and 2015. This amount is included in other assets in the accompanying consolidated balance sheets.

The following table summarizes the Company’s related party transactions for the years ended December 31, 2017, 2016 and 2015.  Certain compensation and fees payable to the Business Manager for services to be provided to the Company are limited to maximum amounts.

		Year ended December 31,			Unpaid amounts as of
		2017	2016	2015	December 31, 2017	December 31, 2016
General and administrative reimbursements	(a)	$1,608	$1,975	$1,367	$203	$274
Affiliate share purchase discounts	(b)	—	—	28	—	—
Total general and administrative expenses		$1,608	$1,975	$1,395	$203	$274

Acquisition related costs		$274	$409	$1,388	$—	$88
Acquisition fees		1,266	1,327	9,580	51	—
Total acquisition costs and fees	(c)	$1,540	$1,736	$10,968	$51	$88

Real estate management fees		$4,800	$4,473	$2,762	$—	$—
Construction management fees		113	121	135	35	53
Leasing fees		214	168	40	51	89
Total real estate management related costs	(d)	$5,127	$4,762	$2,937	$86	$142

Offering costs	(e)	$—	$—	$41,180	$—	$—
Business management fees	(f)	$9,196	$8,580	$5,501	$2,325	$2,159
Sponsor contribution	(g)	$—	$—	$3,283	$—	$—

(a)

The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses incurred by the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

(b)

The Company established a discount stock purchase policy for related parties and related parties of the Business Manager that enabled the related parties to purchase shares of common stock at $22.50 per share in the Offering. The Company sold 11,252 shares to related parties during the year ended December 31, 2015.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Dollar amounts in thousands, except per share amounts)

(c)

The Company pays the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired.  The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets.  Of the $1,540 related party acquisition costs incurred during the year ended December 31, 2017, $1,260 are capitalized as the acquisition of net investment properties in the accompanying consolidated balance sheets, $134 are capitalized as investment in unconsolidated entities in the accompanying consolidated balance sheets, and $146 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets. Of the $1,736 related party acquisition costs incurred during the year ended December 31, 2016, $74 are capitalized as the acquisition of net investment properties in the accompanying consolidated balance sheets, and $1,662 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss. For the year ended December 31, 2015, all expenses are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss. For the year ended December 31, 2015, the Business Manager permanently waived acquisition fees of $2,510. No acquisition fees were waived for 2017 or 2016.

(d)

For each property that is managed by Inland Commercial Real Estate Services LLC (the “Real Estate Manager”) (and its predecessor), the Company pays a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. The Real Estate Manager determines, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by the Real Estate Manager or its affiliates, the Company pays the Real Estate Manager a separate leasing fee. Further, in the event that the Company engages its Real Estate Manager to provide construction management services for a property, the Company pays a separate construction management fee.  Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements in the accompanying consolidated balance sheets. The Company also reimburses the Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of the Real Estate Manager or the Company.  Real estate management fees and reimbursable expenses are included in property operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

(g)

During the year ended December 31, 2015, the Sponsor contributed $3,283 to the Company.  The Sponsor has not received, and will not receive, any additional shares of the Company’s common stock for making this contribution.  There is no assurance that the Sponsor will continue to contribute any additional monies.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Dollar amounts in thousands, except per share amounts)

NOTE 14 – OPERATING LEASES

Minimum lease payments to be received under operating leases including ground leases, as of December 31, 2017 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2018	$92,365
2019	85,756
2020	79,083
2021	73,330
2022	63,477
Thereafter	236,458
Total	$630,469

The remaining lease terms range from less than one year to 19 years. Most of the revenue from the Company’s properties consists of rents received under long-term operating leases. Most leases require the tenant to pay fixed base rent paid monthly in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid.

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

NOTE 15 – FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

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

The Company has estimated the fair value of its financial and non-financial instruments using available market information and valuation methodologies the Company believes to be appropriate for these purposes.

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of December 31, 2017 and 2016, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(Dollar amounts in thousands, except per share amounts)

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2017
Interest rate swap agreements - Other assets	$—	$6,136	$—	$6,136
Interest rate swap agreements - Other liabilities	$—	$340	$—	$340
December 31, 2016
Interest rate swap agreements - Other assets	$—	$4,250	$—	$4,250
Interest rate swap agreements - Other liabilities	$—	$1,909	$—	$1,909

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

Non-recurring Fair Value Measurements

The table below presents activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized an impairment charge to reflect an investment at its estimated fair value for the year ended December 31, 2017, which is included in provision for impairment of investment property on the accompanying consolidated statements of operations and comprehensive loss. During the years ended December 31, 2016 and 2015, the Company incurred no impairment charges.

	Fair Value
	Level 1	Level 2	Level 3	Total	Total Impairment Loss
Investment property	$—	$—	$5,557	$5,557	$8,530
Total	$—	$—	$5,557	$5,557	$8,530

As of December 31, 2017, the Company identified indicators of impairment at one of its investment properties. Such indicators included a low occupancy rate, difficulty in leasing space, declining market rents and the related cost of re-leasing.  The fair value of this investment property was estimated using the 10-year discounted cash flow model, which includes estimated inflows and outflows over a specific holding period and estimated net disposition proceeds at the end of the 10-year period. The Company utilized a capitalization rate of 7.50% and a discount rate of 8.50% which it believes are reasonable based on current market rates.

NOTE 16 – QUARTERLY SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

The following represents the results of operations, for each quarterly period, during 2017 and 2016.

	2017
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$32,529	$32,110	$32,911	$31,607
Net loss	$(10,811)	$(2,856)	$(3,631)	$(1,804)
Net loss per common share, basic and diluted (1)	$(0.30)	$(0.08)	$(0.10)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted (1)	35,615,539	35,657,535	35,580,556	35,428,360

	2016
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$30,921	$30,903	$30,295	$29,379
Net loss	$(459)	$(961)	$(2,300)	$(4,241)
Net loss per common share, basic and diluted (1)	$(0.01)	$(0.03)	$(0.07)	$(0.12)
Weighted average number of common shares outstanding, basic and diluted (1)	35,255,079	35,074,161	34,867,650	34,654,004

(1)	Quarterly net loss per common share amounts may not total the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2017

(Dollar amounts in thousands)

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encum- brance	Land	Buildings and Improve- ments	Cost Capita- lized Subse- quent to Acquisi- tions	Land(C)	Buildings and Improve- ments (C)	Total (C)	Accumu- lated Deprecia- tion (E)	Date Con- structed	Date Acquired	Depre- ciable Lives
2727 Iowa St (D)	$—	$2,154	$16,079	$49	$2,154	$16,128	$18,282	$(1,520)	2014-2015	2015	15-30
Lawrence, KS
Blossom Valley Plaza (D)	—	9,515	11,142	437	9,515	11,579	21,094	(966)	1988	2015	15-30
Turlock, CA
Branson Hills Plaza	—	3,787	6,039	—	3,787	6,039	9,826	(694)	2005	2014	15-30
Branson, MO
Coastal North Town Center	43,680	13,725	49,673	(744)	13,725	48,929	62,654	(2,982)	2014	2016	15-30
Myrtle Beach, SC
Coastal North Town Center - Phase II	—	365	3,034	—	365	3,034	3,399	(54)	2016	2017	15-30
Myrtle Beach, SC
Dixie Valley	6,798	2,807	9,053	949	2,807	10,002	12,809	(1,181)	1988	2014	15-30
Louisville, KY
Dogwood Festival	24,352	4,500	41,865	1,472	4,500	43,337	47,837	(5,654)	2002	2014	5-30
Flowood, MO
Dollar General	558	159	857	—	159	857	1,016	(160)	2012	2012	15-30
Brooks, GA
Dollar General	481	69	761	—	69	761	830	(142)	2012	2012	15-30
Daleville, AL
Dollar General	520	148	780	—	148	780	928	(150)	2012	2012	15-30
East Brewton, AL
Dollar General (Hamilton)	621	100	986	—	100	986	1,086	(183)	2012	2012	15-30
LaGrange, GA
Dollar General (Wares Cross)	681	248	943	—	248	943	1,191	(176)	2012	2012	15-30
LaGrange, GA
Dollar General	695	273	939	—	273	939	1,212	(181)	2012	2012	15-30
Madisonville, TN
Dollar General	631	249	841	—	249	841	1,090	(157)	2012	2012	15-30
Maryville, TN
Dollar General	601	208	836	—	208	836	1,044	(156)	2012	2012	15-30
Mobile, AL
Dollar General	586	200	818	—	200	818	1,018	(149)	2012	2012	15-30
Newport, TN
Dollar General	847	324	1,178	—	324	1,178	1,502	(226)	2012	2012	15-30
Robertsdale, AL
Dollar General	531	119	805	—	119	805	924	(150)	2012	2012	15-30
Valley, AL
Dollar General	692	272	939	—	272	939	1,211	(181)	2012	2012	15-30
Wetumpka, AL
Eastside Junction	6,223	2,411	8,393	—	2,411	8,393	10,804	(895)	2008	2015	15-30
Athens, AL
Fairgrounds Crossing	13,453	6,069	22,637	—	6,069	22,637	28,706	(2,257)	2008	2015	15-30
Hot Springs, AR
Fox Point Plaza	10,837	3,518	12,681	717	3,518	13,398	16,916	(1,599)	2008	2014	15-30
Neenah, WI
Frisco Marketplace (D)	—	6,618	3,315	—	6,618	3,315	9,933	(419)	2002	2015	15-30

Frisco, TX
Green Tree Shopping Center	13,100	7,218	17,846	(102)	7,218	17,744	24,962	(1,771)	1997	2015	5-30
Katy, TX
Harris Plaza (D)	—	6,500	19,403	1,324	6,500	20,727	27,227	(3,223)	2001-2008	2014	15-30
Layton, UT
Harvest Square	6,707	2,186	9,330	136	2,186	9,466	11,652	(1,105)	2008	2014	15-30
Harvest, AL
Heritage Square	4,460	2,028	5,538	260	2,028	5,798	7,826	(651)	2010	2014	15-30
Conyers, AL
Kroger - Copps Grocery Store (D)	—	1,440	11,799	—	1,440	11,799	13,239	(1,304)	2012	2014	15-30
Stevens Point, WI
Kroger - Pick n Save Center	9,561	3,150	14,283	375	3,150	14,658	17,808	(1,756)	2011	2014	15-30
West Bend, WI
Lakeside Crossing	9,910	1,460	16,999	271	1,460	17,270	18,730	(2,233)	2013	2014	15-30
Lynchburg, VA
Landing at Ocean Isle Beach (D)	—	3,053	7,081	69	3,053	7,150	10,203	(907)	2009	2014	15-30
Ocean Isle, NC
Mansfield Pointe	14,200	5,350	20,002	2	5,350	20,004	25,354	(2,787)	2008	2014	15-30
Mansfield, TX
Marketplace at El Paseo	38,000	16,390	46,971	(517)	16,390	46,454	62,844	(3,654)	2014	2015	15-30
Fresno, CA
Marketplace at Tech Center	47,550	10,684	68,580	(208)	10,684	68,372	79,056	(4,844)	2015	2015	15-30
Newport News, VA
MidTowne Shopping Center	20,725	8,810	29,699	456	8,810	30,155	38,965	(4,116)	2005/2008	2014	5-30
Little Rock, AR
Milford Marketplace	18,727	—	35,867	40	—	35,907	35,907	(2,885)	2007	2015	15-30
Milford, CT
Newington Fair (D)	—	7,833	8,329	331	7,833	8,660	16,493	(1,968)	1994/2009	2012	15-30
Newington, CT
North Hills Square	5,525	4,800	5,493	183	4,800	5,676	10,476	(786)	1997	2014	15-30
Coral Springs, FL
Oquirrh Mountain Marketplace (D)	—	4,254	14,467	(156)	4,254	14,311	18,565	(1,085)	2014-2015	2015	15-30
Jordan, UT
Oquirrh Mountain Marketplace Phase II (D)	—	1,403	3,727	(54)	1,403	3,673	5,076	(217)	2014-2015	2016	15-30
Jordan, UT
Park Avenue Shopping Center	14,062	5,500	16,365	2,932	5,500	19,297	24,797	(2,551)	2012	2014	15-30
Little Rock, AR
Pentucket Shopping Center	14,700	5,993	11,251	29	5,993	11,280	17,273	(327)	1986	2017	15-30
Plaistow, NH
Plaza at Prairie Ridge (D)	—	618	2,305	—	618	2,305	2,923	(234)	2008	2015	15-30
Pleasant Prairie, WI
Prattville Town Center	15,930	5,336	27,672	90	5,336	27,762	33,098	(2,817)	2007	2015	15-30
Prattville, AL
Regal Court	26,000	5,873	41,181	1,151	5,873	42,332	48,205	(4,211)	2008	2015	5-30
Shreveport, LA
Settlers Ridge	76,533	25,961	98,157	186	25,961	98,343	124,304	(8,317)	2011	2015	15-30
Pittsburgh, PA
Shoppes at Lake Park (D)	—	2,285	8,527	—	2,285	8,527	10,812	(904)	2008	2015	15-30
West Valley City. UT
Shoppes at Market Pointe	13,700	12,499	8,388	590	12,499	8,978	21,477	(1,247)	2006-2007	2015	15-30
Papillion, NE
Shoppes at Prairie Ridge	15,591	7,521	22,468	279	7,521	22,747	30,268	(2,454)	2009	2014	15-30
Pleasant Prairie, WI
The Shoppes at Branson Hills	20,240	4,418	37,229	920	4,418	38,149	42,567	(4,078)	2005	2014	15-30

Branson, MO
Shops at Hawk Ridge (D)	—	1,329	10,341	240	1,329	10,581	11,910	(1,096)	2009	2015	5-30
St. Louis, MO
Treasure Valley (D)	—	3,133	12,000	—	3,133	12,000	15,133	(1,177)	2014	2015	15-30
Nampa, ID
Village at Burlington Creek	17,723	10,789	19,385	342	10,789	19,727	30,516	(1,807)	2007 & 2015	2015	5-30
Kansas City, MO
Walgreens Plaza	4,650	2,624	9,683	199	2,624	9,882	12,506	(1,010)	2011	2015	15-30
Jacksonville, NC
Wedgewood Commons	15,260	2,220	26,577	129	2,220	26,706	28,926	(3,745)	2009-2013	2013	5-30
Olive Branch, MS
Whispering Ridge (D)	—	1,627	10,418	(6,670)	1,627	3,748	5,375	—	2007	2015	5-30
Omaha, NE
White City	49,400	18,961	70,423	1,679	18,961	72,102	91,063	(6,990)	2013	2015	15-30
Shrewsbury, MA
Wilson Marketplace	24,480	11,155	27,498	—	11,155	27,498	38,653	(926)	2007	2017	15-30
Wilson, NC
Yorkville Marketplace (D)	—	4,990	13,928	498	4,990	14,426	19,416	(1,679)	2002 & 2007	2015	15-30
Yorkville, IL
Total:	$609,521	$277,229	$1,003,804	$7,884	$277,229	$1,011,688	$1,288,917	$(101,094)

Notes:

(A)	The initial cost to the Company represents the original purchase price of the property including impairment charges recorded subsequent to acquisition to reduce basis.
(B)	The aggregate cost of real estate owned at December 31, 2017 and 2016 for federal income tax purposes was approximately $1,440,279 and $1,364,864, respectively (unaudited).
(C)	Reconciliation of real estate owned:

	2017	2016	2015
Balance at January 1,	$1,233,231	$1,161,437	$414,463
Acquisitions	59,306	68,977	743,893
Improvements, net of master lease	5,594	2,817	3,081
Impairment of investment property	(9,214)	—	—
Balance at December 31,	$1,288,917	$1,233,231	$1,161,437
(D)	These properties serve as security for our Credit Facility.
(E)	Reconciliation of accumulated depreciation:

Balance at January 1,	$62,631	$27,545	$6,236
Depreciation expense	39,497	35,086	21,309
Impairment of investment property	(1,034)	—	—
Balance at December 31,	$101,094	$62,631	$27,545

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website free of charge at inland-investments.com/inland-income-trust. We will provide the code of ethics free of charge upon request to our investor services group.

Item 11.	Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year and is incorporated by reference into this Item 12.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year and is incorporated by reference into this Item 13.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 14.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	List of documents filed as part of this report:
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)	Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2017 is submitted herewith.

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

3.1

Second Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

3.2

Second Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to  the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 13, 2015 (file number 000-55146))

4.1

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 9, 2015 (file number 000-55146))

4.2

Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 22, 2017 (file number 000-55146))

10.1

Business Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.2

Master Real Estate Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and Inland National Real Estate Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.3

Assignment and Assumption of Master Management Agreement, effective January 1, 2016, by and between Inland National Real Estate Services, LLC and Inland Commercial Real Estate Services LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2016 (file number 000-55146))

10.4

Investment Advisory Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc., IREIT Business Manager & Advisor, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.5

License Agreement, by and between The Inland Real Estate Group, Inc. and Inland Real Estate Income Trust, Inc., effective as of August 24, 2011 (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 25, 2012 (file number 333-176775))

10.6

Purchase and Sale Agreement, dated September 16, 2014, by and among Inland Real Estate Income Trust, Inc. and the subsidiaries of Kite Realty Group Trust party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on September 19, 2014 (file number 000-55146))

10.7

Assignment and Assumption of Leases and Security Deposits, dated as of November 21, 2014, by and between KRG OCEAN ISLE BEACH LANDING, LLC and IREIT OCEAN ISLE BEACH LANDING, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 28, 2014 (file number 000-55146))

10.8

Assignment and Assumption of Leases and Security Deposits (Lot 4B in The Shoppes at Branson Hills), dated as of December 15, 2014, by and between KRG BRANSON HILLS IV, LLC and IREIT BRANSON HILLS, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2014 (file number 000-55146))

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

10.10

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

10.19

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

10.21

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

10.29

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

10.33

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

10.34

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

10.37

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

10.39

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

10.41

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

10.42

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

10.44

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

10.46

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

10.53

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

10.59

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

10.60

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

10.61

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

10.62

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

10.64

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

10.66

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

10.71

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

Exhibit No.	Description

10.77

Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.78

Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.79

Inland Real Estate Income Trust, Inc. Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.80

Form of Deferred Compensation Election – Eligible Cash Compensation (incorporated by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.81

Form of Deferred Compensation Election – Eligible Stock Compensation (incorporated by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

14.1

Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2013 (file number 000-55146))

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

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 16, 2018, is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Daniel L. Goodwin	Director and Chairman of the Board	March 16, 2018
Name:	Daniel L. Goodwin

By:	/s/ Mitchell A. Sabshon	Director, President and Chief Executive Officer (principal executive officer)	March 16, 2018
Name:	Mitchell A. Sabshon

By:	/s/ Catherine L. Lynch	Chief Financial Officer (co-principal financial officer)	March 16, 2018
Name:	Catherine L. Lynch

By:	/s/ David Z. Lichterman	Vice President, Treasurer and Chief Accounting Officer (co-principal financial officer and principal accounting officer)	March 16, 2018
Name:	David Z. Lichterman

By:	/s/ Lee A. Daniels	Director	March 16, 2018
Name:	Lee A. Daniels

By:	/s/ Stephen Davis	Director	March 16, 2018
Name:	Stephen Davis

By:	/s/ Gwen Henry	Director	March 16, 2018
Name:	Gwen Henry

By:	/s/ Bernard J. Michael	Director	March 16, 2018
Name:	Bernard J. Michael