Form 10-Q
period 2018-06-30
Inland Real Estate Income Trust, Inc.
filed 2018-08-08
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Yes  ☐    No  ☒

As of August 2, 2018, there were 35,595,251 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollar amounts in thousands, except per share amounts)

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Assets:
Investment properties:
Land	$277,229	$277,229
Building and other improvements	1,015,670	1,011,688
Total	1,292,899	1,288,917
Less accumulated depreciation	(120,100)	(101,094)
Net investment properties	1,172,799	1,187,823
Cash and cash equivalents	20,564	11,904
Restricted cash	3,970	4,940
Investment in unconsolidated entities	8,847	7,125
Accounts and rent receivable, net	14,839	15,152
Acquired lease intangible assets, net	126,564	138,658
Deferred costs, net	2,237	1,317
Other assets	19,865	8,451
Total assets	$1,369,685	$1,375,370

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$703,635	$691,465
Accounts payable and accrued expenses	9,786	10,167
Distributions payable	11,925	4,537
Acquired intangible liabilities, net	59,918	62,270
Deferred investment property acquisition obligations	815	1,050
Due to related parties	2,734	2,665
Other liabilities	14,271	11,744
Total liabilities	803,084	783,898

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 35,337,679 and 35,498,444 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	35	35
Additional paid in capital	795,162	798,567
Accumulated distributions and net loss	(241,149)	(212,883)
Accumulated other comprehensive income	12,553	5,753
Total stockholders’ equity	566,601	591,472
Total liabilities and stockholders’ equity	$1,369,685	$1,375,370

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income:
Rental income	$24,845	$25,260	$49,677	$49,672
Tenant recovery income	6,956	7,536	14,664	14,673
Other property income	69	115	177	173
Total income	31,870	32,911	64,518	64,518

Expenses:
Property operating expenses	5,684	5,417	11,494	10,871
Real estate tax expense	3,687	3,829	8,188	7,998
General and administrative expenses	1,283	1,423	2,399	2,522
Acquisition related costs	35	1,129	28	1,200
Business management fee	2,334	2,301	4,662	4,560
Depreciation and amortization	14,462	16,314	29,222	30,899
Total expenses	27,485	30,413	55,993	58,050

Operating income	4,385	2,498	8,525	6,468

Interest expense	(6,678)	(6,154)	(13,145)	(11,955)
Interest and other income	119	25	206	52
Net loss	$(2,174)	$(3,631)	$(4,414)	$(5,435)

Net loss per common share, basic and diluted	$(0.06)	$(0.10)	$(0.12)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	35,588,790	35,580,556	35,591,406	35,504,878

Comprehensive (loss) income:
Net loss	$(2,174)	$(3,631)	$(4,414)	$(5,435)
Unrealized gain (loss) on derivatives	2,029	(1,939)	6,855	(1,453)
Reclassification adjustment for amounts included in net loss	(188)	663	(55)	1,495
Comprehensive (loss) income	$(333)	$(4,907)	$2,386	$(5,393)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited, dollar amounts in thousands)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	35,498,444	$35	$798,567	$(212,883)	$5,753	$591,472

Distributions declared	—	—	—	(23,852)	—	(23,852)
Proceeds from distribution reinvestment plan	358,373	—	8,037	—	—	8,037
Shares repurchased	(520,023)	—	(11,464)	—	—	(11,464)
Unrealized gain on derivatives	—	—	—	—	6,855	6,855
Reclassification adjustment for amounts included in net loss	—	—	—	—	(55)	(55)
Equity based compensation	885	—	22	—	—	22
Net loss	—	—	—	(4,414)	—	(4,414)
Balance at June 30, 2018	35,337,679	$35	$795,162	$(241,149)	$12,553	$566,601

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,414)	$(5,435)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,222	30,899
Amortization of debt issuance costs and mortgage premiums, net	272	138
Amortization of acquired market leases, net	(277)	(1,071)
Amortization of equity based compensation	22	13
Straight-line income, net	(695)	(705)
Payment of leasing fees	(1,123)	(544)
Adjustment of contingent earnout liability	(25)	1,084
Other non-cash adjustments	(2)	(29)
Changes in assets and liabilities:
Accounts payable and accrued expenses	(551)	2,447
Accounts and rent receivable	1,383	435
Due to related parties	16	650
Other liabilities	861	1,121
Other assets	716	1,024
Net cash flows provided by operating activities	25,405	30,027

Cash flows from investing activities:
Purchase of investment properties	—	(66,063)
Capital expenditures	(4,394)	(2,244)
Investment in unconsolidated joint ventures	(1,721)	—
Other assets and restricted escrows	(5,707)	(374)
Net cash flows used in investing activities	(11,822)	(68,681)

Cash flows from financing activities:
Payment of credit facility	(8,000)	(43,000)
Proceeds from credit facility	20,000	69,500
Proceeds from mortgages payable	—	39,180
Payment of mortgages payable	(102)	(93)
Proceeds from the distribution reinvestment plan	8,037	13,638
Shares repurchased	(8,314)	(6,596)
Distributions paid	(16,464)	(26,507)
Payment of deferred investment property acquisition obligations	(1,050)	(3,779)
Payment of debt issuance costs	—	(440)
Net cash flows (used in) provided by financing activities	(5,893)	41,903

Net increase in cash, cash equivalents and restricted cash	7,690	3,249
Cash, cash equivalents and restricted cash, at beginning of the period	16,844	16,857
Cash, cash equivalents and restricted cash, at end of period	$24,534	$20,106

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$—	$17,148
Building and improvements	—	38,696
Acquired in-place lease intangibles	—	6,308
Acquired above market lease intangibles	—	8,645
Acquired below market lease intangibles	—	(4,589)
Assumed liabilities, net	—	(145)
Purchase of investment properties	$—	$66,063

Cash paid for interest	$12,959	$11,690

Supplemental schedule of non-cash investing and financing activities:

Accrued SRP	$5,682	$1,153

Distributions payable	$11,925	$4,393

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited, dollar amounts in thousands, except per share amounts)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2017, which are included in the Company’s 2017 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report.

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

At June 30, 2018, the Company owned 59 retail properties, totaling 6,870,124 square feet.  The properties are located in 24 states.  At June 30, 2018, the portfolio had a weighted average physical occupancy of 93.9% and economic occupancy of 94.5%.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 16, 2018, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2018, except as noted below.

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

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that amounts described as restricted cash and restricted cash equivalents be included in beginning and ending-of-period reconciliation of cash shown on the statement of cash flows. The Company adopted ASU No. 2016-18 on a retrospective basis as of January 1, 2018. The Company now includes restricted cash in beginning, change and ending-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows. The Company applied ASU No. 2016-18 retrospectively to all prior periods presented that resulted in a decrease of $699 in net cash used in investing activities for the six months ended June 30, 2017.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	June 30,
	2018	2017
Cash and cash equivalents	$20,564	$14,809
Restricted cash	3,970	5,297
Total cash, cash equivalents, and restricted cash	$24,534	$20,106

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. On July 30, 2018 the FASB issued ASU No. 2018-11, Targeted Improvements, Leases (Topic 842), which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. ASU No. 2018-11 also provides companies with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Both ASU No. 2016-02 and ASU No 2018-11 are effective for the Company on January 1, 2019, with early adoption permitted. The Company is continuing to evaluate this guidance and the impact, both as lessor and lessee on its consolidated financial statements. The Company expects to utilize the practical expedients in the amendment as part of its adoption of ASU No. 2016-02. The Company is also the lessee under a ground lease, which it will be required to recognize a right of use asset and a related lease liability on its consolidated balance sheets upon adoption.

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company issued 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering.  As of June 30, 2018, there were 35,337,679 shares of common stock outstanding including 3,893,597 shares issued through the distribution reinvestment plan (“DRP”), net of 2,091,269 shares repurchased through the share repurchase program (“SRP”).

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

Distributions reinvested through the DRP were $8,037 and $13,638 for the six months ended June 30, 2018 and 2017, respectively.

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

Repurchases through the SRP were $11,464 and $6,301 for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, the Company’s liability related to the SRP was $5,682 and $2,530, respectively, recorded in other liabilities on the Company’s consolidated balance sheets.

NOTE 4 – ACQUISITIONS

2018 Acquisitions

During the six months ended June 30, 2018, the Company did not acquire any additional properties.

The Company incurred $35 of acquisition related costs, during the three months ended June 30, 2018, that were recorded in acquisition related costs in the consolidated statements of operations and comprehensive loss. The Company incurred $53 of acquisition related costs, during the six months ended June 30, 2018, offset with an adjustment to the deferred investment property acquisition obligation of ($25) that were recorded in acquisition related costs in the consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2017, the Company incurred $1,720 of total acquisition costs and fees, $591 of which are capitalized as the acquisition of net investment properties in the accompanying consolidated balance sheets and $1,129 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2017, the Company incurred $2,559 of total acquisition costs and fees, $1,359 of which are

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

capitalized as the acquisition of net investment properties in the accompanying consolidated balance sheets and $1,200 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss.

NOTE 5 – INVESTMENT IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company’s joint ventures:

			Investment in unconsolidated entities
Entity	Company's Profit/Loss Allocation at June 30, 2018	Remaining Commitment	June 30, 2018	December 31, 2017
Mainstreet Texas Development Fund, LLC ("Mainstreet JV") (a)	83%	$—	$8,847	$7,125
			$8,847	$7,125

(a)

In August 2017, the Company, through a wholly owned taxable REIT subsidiary, made an equity commitment to Mainstreet JV in order to develop, construct, lease, finance and sell parcels of land and related building improvements including personal property which are to be operated as rapid recovery healthcare facilities located in Beaumont, Amarillo and Temple, Texas. The investment balance includes capitalized acquisition, interest and legal costs of $337.

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Intangible assets:
Acquired in-place lease value	$165,182	$165,182
Acquired above market lease value	45,824	45,824
Accumulated amortization	(84,442)	(72,348)
Acquired lease intangibles, net	$126,564	$138,658
Intangible liabilities:
Acquired below market lease value	$71,551	$71,551
Above market ground lease	5,169	5,169
Accumulated amortization	(16,802)	(14,450)
Acquired below market lease intangibles, net	$59,918	$62,270

As of June 30, 2018, the weighted average amortization periods for acquired in-place lease, above market lease intangibles, below market lease intangibles and above market ground leases are 10, 14, 19 and 55 years, respectively.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Amortization pertaining to acquired in-place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
Amortization recorded as amortization expense:	2018	2017	2018	2017
Acquired in-place lease value	$4,948	$5,449	$10,019	$10,868
Amortization recorded as a reduction to property operating expense:
Above market ground lease	$24	$24	$47	$47
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(1,045)	$(1,095)	$(2,075)	$(2,092)
Acquired below market leases	1,170	1,628	2,305	3,116
Net rental income (decrease) increase	$125	$533	$230	$1,024

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2018 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases	Above Market Ground Lease
2018 (remainder of year)	$9,218	$1,816	$(2,218)	$(47)
2019	16,955	3,405	(4,316)	(94)
2020	13,940	3,066	(4,095)	(94)
2021	11,436	2,997	(3,909)	(94)
2022	8,790	2,691	(3,649)	(94)
Thereafter	33,940	18,310	(36,819)	(4,489)
Total	$94,279	$32,285	$(55,006)	$(4,912)

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of June 30, 2018 and December 31, 2017, the Company had the following mortgages and credit facility payable:

	June 30, 2018		December 31, 2017
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate

Fixed rate mortgages payable	$171,750	4.25%	$171,851	4.25%
Variable rate mortgages payable with swap agreements	383,517	3.49%	383,517	3.49%
Variable rate mortgages payable	54,153	3.85%	54,153	3.26%
Mortgages payable	$609,420	3.74%	$609,521	3.69%
Credit facility payable	95,800	3.78%	83,800	3.21%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$705,220	3.74%	$693,321	3.63%
Add: Unamortized mortgage premiums	1,999		2,316
Less: Unamortized debt issuance costs	(3,584)		(4,172)
Total debt	$703,635		$691,465

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $705,220 and $693,321 as of June 30, 2018 and December 31, 2017, respectively, and its estimated fair value was $698,234 and $684,621 as of June 30, 2018 and December 31, 2017, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

As of June 30, 2018, scheduled principal payments and maturities on the Company’s debt were as follows:

	June 30, 2018
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2018 (remainder of the year)	$119	$15,260	$—	$15,379
2019	215	152,450	95,800	248,465
2020	897	—	—	897
2021	1,531	82,740	—	84,271
2022	615	126,017	—	126,632
Thereafter	963	228,613	—	229,576
Total	$4,340	$605,080	$95,800	$705,220

Credit Facility Payable

The Company’s credit facility (the “Credit Facility”) in the amount of $110,000 has an accordion feature that allows for an increase in available borrowings up to $400,000, subject to certain conditions. The Credit Facility matures on September 30, 2019, and the Company has a one year extension option which it may exercise as long as certain conditions are met.

At June 30, 2018, the interest rate on the Credit Facility was 3.78%. As of June 30, 2018, the Company had $14,200 available for borrowing under the Credit Facility.

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

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2018, the Company was current on all of the payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of June 30, 2018, the weighted average years to maturity for the Company’s mortgages payable was approximately 4.0 years.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s interest rate swap contracts outstanding as of June 30, 2018.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at June 30, 2018
Assets
March 28, 2014	March 1, 2015	March 28, 2019	2.22%	$5,525	$4
May 8, 2014	May 5, 2015	May 5, 2019	2.10%	14,200	29
May 23, 2014	May 1, 2015	May 22, 2019	2.00%	8,484	27
June 6, 2014	June 1, 2015	May 8, 2019	2.15%	11,684	19
June 26, 2014	July 5, 2015	July 5, 2019	2.11%	20,725	59
June 27, 2014	July 1, 2014	July 1, 2019	1.85%	24,352	133
July 31, 2014	July 31, 2014	July 31, 2019	1.94%	9,561	49
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	149
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	1,713
July 8, 2015	August 1, 2015	May 22, 2019	1.43%	1,426	12
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	457
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	506
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	825
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	1,206
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	2,704
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	3,282
August 29, 2016	October 21, 2016	December 15, 2019	1.07%	10,837	227
April 27, 2017	April 26, 2017	April 26, 2022	1.91%	24,479	737
June 5, 2017	May 31, 2017	May 15, 2022	1.90%	14,700	445
				$383,517	$12,583

(a)   Receive floating rate index based upon 1 month LIBOR. At June 30, 2018, the 1 month LIBOR was 2.09%.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of comprehensive (loss) income.  The ineffective portion of the change in fair value, if any, is recognized directly in earnings. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017
Effective portion of derivatives	$2,029	$(1,939)	$6,855	$(1,453)
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(188)	$663	$(55)	$1,495
Ineffective portion of derivatives	$(8)	$3	$(13)	$12

The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next twelve months is approximately $2,504.

NOTE 8 – DISTRIBUTIONS

The Company currently pays quarterly distributions in an amount equal to $0.335 per share, which represents an annualized rate of 6% based on the Estimated Per Share NAV, payable in arrears the following quarter. For 2017, the Company paid distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.00410959 per share, based upon a 365-day year.

The table below presents the distributions paid and declared during the three and six months ended June 30, 2018 and 2017.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Distributions paid	$11,927	$13,437	$16,464	$26,507
Distributions declared	$11,925	$13,307	$23,852	$26,412

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss in the three and six months ended June 30, 2018, 2,234 shares and 2,120 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net loss in the three and six months ended June 30, 2017, 1,428 shares and 1,909 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation (“Earnout liability”). The maximum potential earnout payment was $815 at June 30, 2018.

The table below presents the change in the Company’s Earnout liability for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017
Earnout liability-beginning of period	$1,050	$6,856
Increases:
Additional earnout liability	815	—
Amortization expense	24	—
Decreases:
Earnout payments	(1,050)	(3,779)
Other:
Adjustments to acquisition related costs	(24)	1,084
Earnout liability – end of period	$815	$4,161

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

In conjunction with its equity investment in the Mainstreet JV, the Company also agreed to provide subsidiaries of the Mainstreet JV mezzanine loans, in the aggregate amount of approximately $5,430. The loan term is for 48 months. The Company earns interest at a rate of 14.5% per annum and receives monthly interest payments based on a 10% pay rate. The remaining unpaid interest will be due at maturity or upon certain defined events. The mezzanine loans are guaranteed by one of the other members of the joint venture. The borrowers may draw on the mezzanine loans from time to time in connection with the construction of the rapid recovery healthcare facilities. At June 30, 2018, the mezzanine loans are fully funded and recorded in other assets in the accompanying consolidated balance sheets.

NOTE 11 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units were issued to non-employee directors as compensation. Each restricted share and restricted share unit entitle the holder to receive one common share when it vests. Restricted shares and restricted share units are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $12 and $22, in the aggregate, for the three and six months ended June 30, 2018, respectively. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $7 and $13, in the aggregate, for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, the Company had $73 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.8 years.

A summary table of the status of the restricted shares and restricted share units is presented below:

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

	Restricted Shares	Restricted Share Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,543	904	$78	$78
Granted	1,677	560	50	50
Vested	(885)	(311)	(27)	(27)
Converted	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2018	3,335	1,153	$101	$101

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, retail real estate, for the six months ended June 30, 2018 and 2017.

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2018 and 2017. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended June 30,		Six Months Ended June 30,		Unpaid amounts as of
		2018	2017	2018	2017	June 30, 2018	December 31, 2017
General and administrative reimbursements	(a)	$442	$632	$823	$974	$255	$203

Acquisition related costs		$8	$100	$8	$219	$—	$—
Acquisition fees		7	367	16	1,036	7	51
Total acquisition costs and fees	(b)	$15	$467	$24	$1,255	$7	$51

Real estate management fees		$1,240	$1,181	$2,525	$2,460	$—	$—
Construction management fees		88	25	110	53	91	35
Leasing fees		60	51	145	92	47	51
Total real estate management related costs	(c)	$1,388	$1,257	$2,780	$2,605	$138	$86

Business management fees	(d)	$2,334	$2,301	$4,662	$4,560	$2,334	$2,325

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

(b)

The Company pays the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired.  The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets. Related party acquisition costs and fees incurred during the three months ended June 30, 2018 are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss.  Of the $15 related party acquisition costs and fees incurred during the three months ended June 30, 2018, $8 are capitalized as the acquisition of net investment properties in the accompanying consolidated balance sheets and $7 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss. Of the $24 related party acquisition costs and fees incurred during the six months ended June 30, 2018, $8 are capitalized as the acquisition of net investment properties in the accompanying consolidated balance sheets and $16 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss. Of the $467 related party acquisition costs and fees incurred during the three months ended June 30, 2017, $100 are capitalized as the acquisition of net investment properties in the accompanying consolidated balance sheets and $367 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss. Of the $1,255 related party acquisition costs and fees incurred during the six months ended June 30, 2017, $219 are capitalized as the acquisition of net investment properties in the accompanying consolidated balance sheets and $1,036 of such costs are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive loss. Unpaid amounts are included in due to related parties in the accompanying consolidated balance sheets.

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2018
Interest rate swap agreements - Other assets	$—	$12,583	$—	$12,583
December 31, 2017
Interest rate swap agreements - Other assets	$—	$6,136	$—	$6,136
Interest rate swap agreements - Other liabilities	$—	$340	$—	$340

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

NOTE 15 – SUBSEQUENT EVENTS

Distributions

On June 12, 2018, the Company’s board of directors declared cash distributions payable to stockholders of record at the close of business on June 29, 2018, in the amount equal to $0.335 per share, or $11,925, which represents an annualized rate of 6% based on the Estimated Per Share NAV, payable in arrears the following quarter.

In July 2018, the Company reinvested and repurchased the following shares and amounts:

Distributions Reinvested through the DRP	Number of Shares Issued through the DRP	Amount of Shares Repurchased through the SRP	Number of Shares Repurchased through the SRP
$5,682	254,235	$5,682	257,232

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Amended and Restated Credit Agreement

On August 1, 2018, the Company amended and restated its Credit Facility to among other things:

•

Increase the facility from $110,000 to $350,000 including $200,000 revolving credit facility and $150,000 term loan, with an accordion feature that allows for an increase in available borrowings up to $700,000, subject to certain conditions;

•	Extend the maturity date of the current revolving credit facility to four years from the closing date, with one 12-month extension;

•	Provide a term loan with a maturity date five years from the closing date.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 16, 2018, and factors described below:

•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	We have incurred net losses on a U.S. generally accepted accounting principles (“U.S. GAAP”) basis for the three and six months ended June 30, 2018 and 2017 and for the year ended December 31, 2017;
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

The following discussion and analysis relates to the three and six months ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

At June 30, 2018, we had total assets of approximately $1.4 billion and owned 59 properties located in 24 states containing approximately 6.9 million square feet.  A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. The portfolio properties have staggered lease maturity dates and anchor tenants generally with strong credit ratings.

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

We commenced our “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015.  We sold 33,534,022 shares of common stock generating gross proceeds of $834.4 million from the Offering.  On March 20, 2018, our board of directors determined an estimated per share net asset value of our common stock of $22.35.

Company Highlights - Three Months Ended June 30, 2018

Mainstreet JV - In August 2017, we entered into, through a wholly owned taxable REIT subsidiary, a joint venture agreement with a third party developer and its affiliates to develop three transitional care/rapid recovery centers in Texas. Our aggregate equity commitment is approximately $8.5 million, excluding costs and legal fees incurred in connection with this investment. In conjunction with this equity investment, we also agreed to provide subsidiaries of the joint venture mezzanine loans in the aggregate amount of approximately $5.4 million. At June 30, 2018, the loans are fully funded, and we have advanced a total of $5.5 million, including deferred interest.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of June 30, 2018
Number of properties	59
Purchase price	$1,413,438
Total square footage	6,870,124
Weighted average physical occupancy	93.9%
Weighted average economic occupancy	94.5%
Weighted average remaining lease term (years)	6.3

The table below presents information for each of our investment properties as of June 30, 2018.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Dollar General (12 properties)	Various	111,890	100.00%	100.00%	$7,447	4.33%
Newington Fair (a)	Newington, CT	186,205	100.00%	100.00%	—	—
Wedgewood Commons	Olive Branch, MS	159,258	98.10%	98.10%	15,260	3.96%
Park Avenue	Little Rock, AR	79,131	66.70%	100.00%	14,062	3.87%
North Hills Square	Coral Springs, FL	63,829	98.10%	98.10%	5,525	4.02%
Mansfield Shopping Center	Mansfield, TX	148,529	71.00%	71.00%	14,200	3.90%
Lakeside Crossing	Lynchburg, VA	67,034	100.00%	100.00%	9,910	3.87%
MidTowne Shopping Center	Little Rock, AR	126,288	88.60%	88.60%	20,725	4.06%
Dogwood Festival	Flowood, MS	187,610	91.60%	91.60%	24,352	3.60%
Pick N Save Center	West Bend, WI	94,000	91.00%	91.00%	9,561	3.54%
Harris Plaza (a)	Layton, UT	125,965	84.70%	84.70%	—	—
Dixie Valley	Louisville, KY	119,981	90.90%	92.40%	6,798	3.62%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	92.20%	92.20%	—	—
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,606	96.00%	96.00%	15,591	3.83%
Harvest Square	Harvest, AL	70,590	91.20%	91.20%	6,653	4.65%
Heritage Square	Conyers, GA	22,385	93.40%	93.40%	4,460	5.10%
The Shoppes at Branson Hills	Branson, MO	256,329	92.30%	92.30%	20,240	3.80%
Branson Hills Plaza	Branson, MO	210,201	100.00%	100.00%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.00%	100.00%	—	—
Fox Point Plaza	Neenah, WI	171,121	94.50%	94.50%	10,837	2.91%
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	100.00%	100.00%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.00%	100.00%	—	—
Green Tree Shopping Center	Katy, TX	147,621	95.60%	95.60%	13,100	3.24%
Eastside Junction	Athens, AL	79,700	85.70%	85.70%	6,174	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.50%	98.50%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	100.00%	100.00%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	93.20%	93.20%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.00%	100.00%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	83.50%	95.60%	4,650	5.30%
Whispering Ridge (a)	Omaha, NE	69,676	39.80%	39.80%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	96.40%	96.40%	—	—
White City	Shrewsbury, MA	257,121	93.40%	94.70%	49,400	3.24%
Treasure Valley (a)	Nampa, ID	133,292	100.00%	100.00%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	75.20%	75.20%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.20%	98.20%	13,700	3.30%
2727 Iowa Street (a)	Lawrence, KS	85,044	100.00%	100.00%	—	—
Settlers Ridge	Pittsburgh, PA	473,821	98.60%	98.60%	76,532	3.70%
Milford Marketplace	Milford, CT	111,720	96.10%	96.10%	18,727	4.02%
Marketplace at El Paseo	Fresno, CA	224,683	97.20%	97.90%	38,000	2.95%
Blossom Valley Plaza (a)	Turlock, CA	111,435	100.00%	100.00%	—	—
The Village at Burlington Creek	Kansas City, MO	158,049	80.00%	80.00%	17,723	4.25%
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	100.00%	100.00%	—	—
Marketplace at Tech Center	Newport News, VA	210,297	97.20%	97.20%	47,550	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,662	95.10%	95.10%	43,680	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.00%	100.00%	—	—
Wilson Marketplace	Wilson, NC	311,030	98.30%	98.30%	24,480	4.06%
Pentucket Shopping Center	Plaistow, NH	198,469	98.00%	98.00%	14,700	3.65%
Coastal North Town Center - Phase II	Myrtle Beach, SC	6,588	100.00%	100.00%	—	—
Portfolio total		6,870,124	93.9%	94.5%	$609,420	3.74%

(a)	Property is pledged as collateral under our credit facility with KeyBanc Capital Markets Inc. (the “Credit Facility”).

(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of June 30, 2018.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
Dicks Sporting Goods, Inc	6	$3,511	3.6%	$12.72	276,038	4.0%
The Kroger Co	4	3,374	3.5%	13.52	249,493	3.6%
TJ Maxx/HomeGoods/Marshalls	13	3,170	3.3%	9.63	329,253	4.8%
Petsmart	10	2,830	2.9%	14.58	194,077	2.8%
Ross Dress for Less, Inc	9	2,409	2.5%	10.16	237,165	3.5%
Albertsons/Jewel/Shaws	2	2,304	2.4%	18.02	127,892	1.9%
Ulta Salon, Cosmetics & Fragrance	10	2,261	2.3%	21.69	104,276	1.5%
Kohl's Department Stores	4	1,888	2.0%	5.68	332,461	4.8%
Ascena Retail Group	14	1,829	1.9%	22.97	79,635	1.2%
LA Fitness (Fitness International)	2	1,810	1.9%	20.20	89,600	1.3%
Top ten tenants	74	$25,386	26.3%	$12.57	2,019,890	29.4%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at June 30, 2018.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,541,604	23.8%	12.0%
Home Goods	990,968	15.3%	9.2%
Grocery	950,042	14.6%	14.0%
Lifestyle, Health Clubs, Books & Phones	788,043	12.1%	15.1%
Restaurant	545,069	8.4%	15.8%
Apparel & Accessories	466,657	7.2%	10.6%
Sporting Goods	333,719	5.1%	4.9%
Pet Supplies	288,642	4.4%	4.6%
Consumer Services, Salons, Cleaners, Banks	281,636	4.3%	7.3%
Health, Doctors & Health Foods	158,026	2.4%	4.5%
Other	145,643	2.4%	2.0%
Total	6,490,049	100.0%	100.0%

The following table sets forth a summary, as of June 30, 2018, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	53%	7.4
Junior Box	5,000-9,999	14%	6.0
Small Shop	Less than 5,000	33%	4.6
Total		100%	6.3

Lease Expirations

The following table sets forth a summary, as of June 30, 2018, of lease expirations scheduled to occur during the remainder of 2018 and each of the calendar years from 2019 to 2027 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to June 30, 2018. Annualized base rent represents the rent in-place of the applicable property at June 30, 2018. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $87,376, or $17.29 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2018 (including month-to-month)	41	135,606	2.1%	$2,244	2.3%	$16.55
2019	73	340,899	5.3%	5,704	5.9%	16.73
2020	99	527,377	8.1%	8,740	9.0%	16.57
2021	92	357,636	5.5%	7,216	7.5%	20.18
2022	91	570,242	8.8%	10,756	11.1%	18.86
2023	95	794,029	12.2%	11,694	12.1%	14.73
2024	60	610,628	9.4%	10,902	11.3%	17.85
2025	71	631,259	9.7%	11,397	11.8%	18.05
2026	38	439,754	6.8%	6,024	6.2%	13.70
2027	37	380,622	5.9%	4,793	5.0%	12.59
Thereafter	51	1,701,997	26.2%	17,343	17.9%	10.19
Leased Total	748	6,490,049	100.0%	$96,813	100.0%	$14.93

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses		Sources
Short-term liquidity and capital needs such as:		•	Cash receipts from our tenants
•	Interest & principal payments on mortgage loans and Credit Facility	•	Sale of shares through the DRP
•	Property operating expenses	•	Proceeds from new or refinanced mortgage loans
•	General and administrative expenses	•	Borrowing on our Credit Facility
•	Distributions to stockholders	•	Interest on mezzanine loans
•	Fees payable to our Business Manager and Real Estate Manager
•	Repurchases of shares under the SRP
•	Payment of deferred investment property acquisition obligation
•	Commitments under joint venture agreements

Long-term liquidity and capital needs such as:
•	Acquisitions of real estate directly or through joint ventures
•	Payment of deferred investment property acquisition obligation
•	Interest & principal payments on mortgage loans and Credit Facility
•	Capital expenditures, tenant improvements and leasing commissions
•	Repurchases of shares under the SRP

As of June 30, 2018, we had total debt outstanding of approximately $705.2 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.74% per annum.  As of June 30, 2018, the weighted average years to maturity for our mortgages and credit facility payable was 3.6 years. As of June 30, 2018 and December 31, 2017, our borrowings were 50% and 49%, respectively, of the purchase price of our investment properties. As of June 30, 2018, we had borrowed $95.8 million of the $110 million available under our Credit Facility. Our availability under the Credit Facility was $14.2 million as of June 30, 2018. At June 30, 2018 our cash and cash equivalents balance is $20.6 million.

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation. The maximum potential earnout payment was $0.8 million at June 30, 2018.

For information related to our debt maturities reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our June 30, 2018 Notes to Consolidated Financial Statements in Item 1.

Cash Flow Analysis

	Six Months Ended June 30,		Change
	2018	2017	2018 vs. 2017
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$25,405	$30,027	$(4,622)
Net cash flows used in investing activities	$(11,822)	$(68,681)	$56,859
Net cash flows (used in) provided by financing activities	$(5,893)	$41,903	$(47,796)

Operating activities

The decrease in cash from operating activities during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to the timing of real estate tax payments and a decrease in prepaid rent.

Investing activities

	Six Months Ended June 30,		Change
	2018	2017	2018 vs. 2017
	(Dollar amounts in thousands)
Purchases of investment properties	$—	$(66,063)	$66,063
Capital expenditures	(4,394)	(2,244)	(2,150)
Investment in unconsolidated joint ventures	(1,721)	—	(1,721)
Other assets and restricted escrows	(5,707)	(374)	(5,333)
Net cash used in investing activities	$(11,822)	$(68,681)	$56,859

We used less cash in our investing activities in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease is primarily due to the purchase of Wilson Marketplace in the six months ended June 30, 2017 and no purchases of investment properties in 2018. The decrease in cash used in investing activities in 2018 is partially offset with an increase in capital improvements at certain of our properties and funding of notes receivable.

Financing activities

	Six Months Ended June 30,		Change
	2018	2017	2018 vs. 2017
	(Dollar amounts in thousands)
Total changes related to debt	$11,898	$65,147	$(53,249)
Proceeds from the distribution reinvestment plan, net of shares repurchased	(277)	7,042	(7,319)
Distributions paid	(16,464)	(26,507)	10,043
Other	(1,050)	(3,779)	2,729
Net cash (used in) provided by financing activities	$(5,893)	$41,903	$(47,796)

During the six months ended June 30, 2018 and 2017, we generated approximately $20.0 million and $108.6 million, respectively, from borrowings. We also paid off mortgage debt and reduced our Credit Facility for approximately $8.1 million and $43.5 million for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, we generated no proceeds from the sale of shares through our distribution reinvestment plan (“DRP”) after share repurchases. During the six months ended June 30, 2017, we generated $7.0 million in proceeds from the sale of shares through the DRP net of share repurchases.  During the six months ended June 30, 2018 and 2017, we paid approximately $16.5 million and $26.5 million, respectively, in distributions.

Distributions

For 2018, distributions are payable quarterly in arrears, and for 2017, distributions were payable monthly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the six months ended June 30, 2018 and 2017 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (2)
Six Months Ended June 30,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations
2018	$23,852	$0.67	$8,427	$8,037	$16,464	$25,405
2017	$26,412	$0.75	$12,869	$13,638	$26,507	$30,027

(1)	Per share amounts are based on weighted average number of common shares outstanding.
(2)	Distributions were funded by cash flow from operations for the six months ended June 30, 2018 and 2017.

Results of Operations

The following discussions are based on our consolidated financial statements for the three and six months ended June 30, 2018 and 2017. Dollar amounts are stated in thousands. We are continuing to evaluate strategies for improving and expanding our operations all with a view toward increasing stockholder value. Our board recently engaged Barclays to assist in this process.

This section describes and compares our results of operations for the three and six months ended June 30, 2018 and 2017. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our “same store” properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended June 30, 2018 and June 30, 2017

A total of 57 investment properties were acquired on or before April 1, 2017 and represent our “same store” properties during the three months ended June 30, 2018 and 2017.  “Non-same store,” as reflected in the table below, consists of properties acquired after April 1, 2017. For the three months ended June 30, 2018, two properties constituted non-same store properties and for the three months ended June 30, 2017, one property constituted a non-same store property. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the three months ended June 30, 2018 and 2017, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change	2018	2017	Change
Rental income	$24,224	$24,208	$16	$23,712	$23,787	$(75)	$512	421	$91
Tenant recovery income	6,911	7,490	(579)	6,797	7,321	(524)	114	169	(55)
Other property income	69	115	(46)	69	115	(46)	—	—	—
Total income	$31,204	$31,813	$(609)	$30,578	$31,223	$(645)	$626	590	$36

Property operating expenses	$5,518	$5,237	$281	$5,389	$5,146	$243	$129	91	$38
Real estate tax expense	3,687	3,829	(142)	3,639	3,709	(70)	48	120	(72)
Total property operating expenses	$9,205	$9,066	$139	$9,028	$8,855	$173	$177	211	$(34)

Property net operating income	$21,999	$22,747	$(748)	$21,550	$22,368	$(818)	$449	379	$70

Straight-line income, net	$363	$363	$—
Intangible amortization and inducement	137	555	(418)
General and administrative expenses	(1,283)	(1,423)	140
Acquisition related costs	(35)	(1,129)	1,094
Business management fee	(2,334)	(2,301)	(33)
Depreciation and amortization	(14,462)	(16,314)	1,852
Interest expense	(6,678)	(6,154)	(524)
Interest and other income	119	25	94
Net loss	$(2,174)	$(3,631)	$1,457

Net loss.  Net loss was $2,174 and $3,631 for the three months ended June 30, 2018 and 2017, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended June 30, 2018 with the results of the same investment properties owned during the three months ended June 30, 2017, property net operating income decreased $818, total property income decreased $645, and total property operating expenses including real estate tax expense increased $173. The increase in “same store” total property operating expenses is primarily due to an increase in current year non-recoverable property expenses.

The decrease in “same store” total property income is primarily due to a decrease in tenant recovery income.

“Non-same store” total property net operating income increased $70 during 2018 as compared to 2017. The increase is a result of acquiring two retail properties after April 1, 2017. On a “non-same store” basis, total property income increased $36 and total property operating expenses decreased $34 during the three months ended June 30, 2018 as compared to 2017 as a result of these acquisitions.

Straight-line income, net. Straight-line rent income stayed the same in 2018 compared to 2017.

Intangible amortization.  Intangible amortization income decreased $418 in 2018 compared to 2017. The decrease is primarily attributable to intangible assets and liabilities being written off or fully amortized.

General and administrative expenses.  General and administrative expenses decreased $140 in 2018 compared to 2017.  The decrease is primarily due to lower legal costs.

Acquisition related costs.  Acquisition related expenses decreased $1,094 in 2018 compared to 2017. The decrease is attributable to no acquisitions in 2018.

Business management fee. Business management fees increased $33 in 2018 compared to 2017. The increase in the three months ended June 30, 2018 is due to the 2017 acquisitions of real estate which increased assets under management.  There have been no acquisitions in 2018.

Depreciation and amortization.  Depreciation and amortization decreased $1,852 in 2018 compared to 2017. The decrease is primarily due to write-offs of replaced assets and Harris Plaza’s redevelopment.

Interest expense.  Interest expense increased $524 in 2018 compared to 2017. The increase is primarily due to additional financing of properties after April 1, 2017, increased amounts drawn under the Credit Facility and higher interest rates on our floating debt.

Interest and other income.  Interest and other income increased $94.  The increase is primarily due to interest earned on our note receivable which increased $671 during the three months ended June 30, 2018.

Comparison of the six months ended June 30, 2018 and June 30, 2017

A total of 56 investment properties were acquired on or before January 1, 2017 and represent our “same store” properties during the six months ended June 30, 2018 and 2017.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2017. For the six months ended June 30, 2018, three properties constituted non-same store properties and for the six months ended June 30, 2017, two properties constituted non-same store properties. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the six months ended June 30, 2018 and 2017, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change	2018	2017	Change
Rental income	$48,472	$47,631	$841	$45,887	$45,877	$10	$2,585	$1,754	$831
Tenant recovery income	14,593	14,588	5	14,005	14,048	(43)	588	540	48
Other property income	177	173	4	175	172	3	2	1	1
Total income	$63,242	$62,392	$850	$60,067	$60,097	$(30)	$3,175	$2,295	$880

Property operating expenses	$11,165	$10,511	$654	$10,684	$10,221	$463	$481	290	$191
Real estate tax expense	8,188	7,998	190	7,905	7,711	194	283	287	(4)
Total property operating expenses	$19,353	$18,509	$844	$18,589	$17,932	$657	$764	$577	$187

Property net operating income	$43,889	$43,883	$6	$41,478	$42,165	$(687)	$2,411	$1,718	$693

Straight-line income, net	$695	$705	$(10)
Intangible amortization and inducement	252	1,061	(809)
General and administrative expenses	(2,399)	(2,522)	123
Acquisition related costs	(28)	(1,200)	1,172
Business management fee	(4,662)	(4,560)	(102)
Depreciation and amortization	(29,222)	(30,899)	1,677
Interest expense	(13,145)	(11,955)	(1,190)
Interest and other income	206	52	154
Net loss	$(4,414)	$(5,435)	$1,021

Net loss.  Net loss was $4,414 and $5,435 for the six months ended June 30, 2018 and 2017, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the six months ended June 30, 2018 with the results of the same investment properties owned during the six months ended June 30, 2017, property net operating income decreased $687, total property income decreased $30, and total property operating expenses including real estate tax expense increased $657. The increase in “same store” total property operating expenses is primarily due to an increase in current year real estate tax expense and an increase in non-recoverable property expenses.

The decrease in “same store” total property income is primarily due to a decrease in tenant recovery income.

“Non-same store” total property net operating income increased $693 during 2018 as compared to 2017. The increase is a result of acquiring three retail properties after January 1, 2017. On a “non-same store” basis, total property income increased $880 and total property operating expenses increased $187 during the six months ended June 30, 2018 as compared to 2017 as a result of these acquisitions.

Straight-line income, net. Straight-line rent income decreased $10 in 2018 compared to 2017. This decrease is due to certain tenant rent abatements in 2017 that increased straight-line rental income.

Intangible amortization.  Intangible amortization income decreased $809 in 2018 compared to 2017. The decrease is primarily attributable to intangible assets and liabilities being written off or fully amortized.

General and administrative expenses.  General and administrative expenses decreased $123 in 2018 compared to 2017.  This decrease is primarily due to lower legal costs, lower salary expense and a decrease in conference costs.

Acquisition related costs.  Acquisition related expenses decreased $1,172 in 2018 compared to 2017. The decrease is attributable to no acquisitions in 2018.

Business management fee. Business management fees increased $102 in 2018 compared to 2017. The increase in the six months ended June 30, 2018 is due to the 2017 acquisitions of real estate which increased assets under management.  There have been no acquisitions in 2018.

Depreciation and amortization.  Depreciation and amortization decreased $1,677 in 2018 compared to 2017. The decrease is primarily due to write-offs of replaced assets and Harris Plaza’s redevelopment.

Interest expense.  Interest expense increased $1,190 in 2018 compared to 2017. The increase is primarily due to additional financing of properties after January 1, 2017, increased amounts drawn under the Credit Facility and higher interest rates on our floating debt.

Interest and other income.  Interest and other income increased $154.  The increase is primarily due to interest earned on our note receivable which increased $671 during the six months ended June 30, 2018.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 16, 2018, under the heading “Critical Accounting Policies.” There have been no changes to our critical accounting policies during the three months ended June 30, 2018.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the six months ended June 30, 2018. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	39	227,265	$16.96	$17.47	(2.9)%	4.4	$0.13
Comparable New Leases	9	30,682	$23.39	$20.43	14.5%	9.4	$19.72
Non-Comparable New and Renewal Leases (a)	12	79,412	$9.11	N/A	N/A	3.8	$5.03
Total	60	337,359

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

Our FFO and MFFO for the six months ended June 30, 2018 and 2017 are calculated as follows:

		Six Months Ended June 30,
		2018	2017
		(Dollar amounts in thousands)
	Net loss	$(4,414)	$(5,435)
Add:	Depreciation and amortization related to investment properties	29,222	30,899
	Funds from operations (FFO)	$24,808	$25,464

Add:	Acquisition related costs	28	1,200
Less:	Amortization of acquired market lease intangibles, net	(277)	(1,071)
	Straight-line income, net	(695)	(705)
	Modified funds from operations (MFFO)	$23,864	$24,888

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our June 30, 2018 Notes to Consolidated Financial Statements in Item 1.

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

As of June 30, 2018, we had outstanding debt of approximately $705.2 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 2.91% to 5.48% per annum. The weighted average interest rate was 3.74%, which includes the effect of interest rate swaps. As of June 30, 2018, the weighted average years to maturity for our mortgages and credit facility payable was approximately 3.6 years.

As of June 30, 2018, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $171.7 million and a fair value of $167.9 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations.  If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $8.2 million at June 30, 2018. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $8.7 million at June 30, 2018.

As of June 30, 2018, we had $150.0 million of debt or 21.3% of our total debt, excluding mortgage premium and unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 3.85% per annum. We had variable rate debt subject to swap agreements of $383.5 million, or 54.4% of our total debt, excluding mortgage premium and unamortized debt issuance costs, at June 30, 2018.

If interest rates on all debt which bears interest at variable rates as of June 30, 2018 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by approximately $1.5 million annually. If interest rates on all debt which bears interest at variable rates as of June 30, 2018 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

For information related to our derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our June 30, 2018 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended June 30, 2018.

We have incurred net losses on a U.S. GAAP basis for the three and six months ended June 30, 2018 of $2.2 million and $4.4 million, respectively. Our losses can be attributed, in part, to non-cash expenses, such as depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.

We entered into a credit agreement, as amended, with KeyBanc Capital Markets Inc. for a $110 million Credit Facility.  The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of five unencumbered properties with an unencumbered pool value of $110 million or above and by a guaranty by certain of our subsidiaries. As of June 30, 2018, we have borrowed $95.8 million of the $110 million available. Our availability under the Credit Facility was $14.2 million as of June 30, 2018.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a minimum tangible net worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. These covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our FFO, excluding acquisition expenses, or “adjusted FFO,” for that period. For the fiscal quarter ended June 30, 2018, distributions did not exceed 95% of our adjusted FFO.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On June 12, 2018, we issued 1,678 restricted shares and 559 restricted share units to our independent directors pursuant to the Company’s Employee and Director Restricted Share Plan (“RSP”). These restricted share and restricted share unit awards will vest in equal installments of 33-1/3% on each of June 12, 2019, 2020 and 2021, with full acceleration of vesting upon our consummation of certain liquidity events as set forth in the RSP or termination of the independent director’s service to the Company by reason of death or disability and applicable terms of the grant. The restricted share units will be settled in shares of common stock on the earliest of June 1, 2020, upon the independent director’s death, disability or separation from service or upon a change in control event. No sales commissions or other consideration was paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

As used in the SRP, “share price” means: (1) prior to our initial valuation date, the offering price of our shares in the Offering (unless the shares were purchased at a discount from that price, and then that purchase price), as adjusted by the Reverse Stock Split, reduced by any distributions of net sale proceeds that we designate as constituting a return of capital; and (2) on and after our initial valuation date, the lesser of: (A) the share price determined in (1); or (B) the most recently disclosed estimated value per share, which is $22.35.

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

The SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our SRP. In the event that we amend, suspend or terminate the SRP, however, we will send stockholders notice of the change at least thirty days prior to the change, and we will disclose the change in a report filed with the Securities and Exchange Commission on either Form 8-K, Form 10-Q or Form 10-K, as appropriate. Further, our board reserves the right in its sole discretion, at any time, and from time to time to reject any requests for repurchases. The table below outlines the shares we repurchased pursuant to our SRP during the three months ended June 30, 2018.

(Dollar amounts in thousands, except per share amounts)

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 2018	—	—	—	—	—	1,512,130
May 2018	—	—	—	—	—	1,512,130
June 2018	492,462	257,232	$22.09	$5,682	257,232	1,254,898
Total	492,462	257,232	$22.09	$5,682	257,232

(1)	Our SRP was announced on October 18, 2012

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

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

Exhibit Index

Exhibit No.	Description

10.1	Form of Restricted Share Award Agreement*

10.2	Form of Restricted Share Unit Award Agreement*

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the Securities and Exchange Commission on August 8, 2018 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	August 8, 2018

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	August 8, 2018