Form 10-Q
period 2018-09-30
Inland Real Estate Income Trust, Inc.
filed 2018-11-08
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐    No  ☒

As of November 1, 2018, there were 35,592,905 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollar amounts in thousands, except per share amounts)

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Assets:
Investment properties:
Land	$277,229	$277,229
Building and other improvements	1,018,048	1,011,688
Total	1,295,277	1,288,917
Less accumulated depreciation	(129,574)	(101,094)
Net investment properties	1,165,703	1,187,823
Cash and cash equivalents	16,643	11,904
Restricted cash	1,007	4,940
Investment in unconsolidated entities	4,589	7,125
Accounts and rent receivable, net	15,402	15,152
Acquired lease intangible assets, net	120,822	138,658
Deferred costs, net	2,417	1,317
Other assets	20,659	8,451
Total assets	$1,347,242	$1,375,370

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$699,887	$691,465
Accounts payable and accrued expenses	11,345	10,167
Distributions payable	11,924	4,537
Acquired intangible liabilities, net	58,585	62,270
Deferred investment property acquisition obligations	—	1,050
Due to related parties	2,825	2,665
Other liabilities	12,838	11,744
Total liabilities	797,404	783,898

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 35,338,249 and 35,498,444 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	35	35
Additional paid in capital	795,238	798,567
Accumulated distributions and net loss	(258,864)	(212,883)
Accumulated other comprehensive income	13,429	5,753
Total stockholders’ equity	549,838	591,472
Total liabilities and stockholders’ equity	$1,347,242	$1,375,370

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income:
Rental income	$25,096	$24,640	$74,773	$74,312
Tenant recovery income	7,110	7,291	21,774	21,964
Other property income	84	179	261	352
Total income	32,290	32,110	96,808	96,628

Expenses:
Property operating expenses	5,395	5,519	16,889	16,390
Real estate tax expense	4,143	4,386	12,331	12,384
General and administrative expenses	904	875	3,303	3,397
Acquisition related costs	—	62	28	1,262
Business management fee	2,338	2,311	7,000	6,871
Depreciation and amortization	14,390	15,492	43,612	46,391
Total expenses	27,170	28,645	83,163	86,695

Operating income	5,120	3,465	13,645	9,933

Interest expense	(6,825)	(6,361)	(19,970)	(18,316)
Gain on early termination of interest rate swap agreements	1,151	—	1,151	—
Loss on extinguishment of debt	(411)	—	(411)	—
Interest and other income	174	20	380	72
Provision for impairment of unconsolidated entities	(5,000)	—	(5,000)	—
Equity in earnings of unconsolidated entities	—	20	—	20
Net loss	$(5,791)	$(2,856)	$(10,205)	$(8,291)

Net loss per common share, basic and diluted	$(0.16)	$(0.08)	$(0.29)	$(0.23)

Weighted average number of common shares outstanding, basic and diluted	35,589,157	35,657,535	35,590,648	35,556,323

Comprehensive income (loss):
Net loss	$(5,791)	$(2,856)	$(10,205)	$(8,291)
Unrealized gain (loss) on derivatives	1,121	(268)	7,976	(1,721)
Reclassification adjustment for amounts included in net loss	(245)	507	(300)	2,002
Comprehensive income (loss)	$(4,915)	$(2,617)	$(2,529)	$(8,010)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited, dollar amounts in thousands)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	35,498,444	$35	$798,567	$(212,883)	$5,753	$591,472

Distributions declared	—	—	—	(35,776)	—	(35,776)
Proceeds from distribution reinvestment plan	612,608	1	13,719	—	—	13,720
Shares repurchased	(773,799)	(1)	(17,083)	—	—	(17,084)
Unrealized gain on derivatives	—	—	—	—	7,976	7,976
Reclassification adjustment for amounts included in net loss	—	—	—	—	(300)	(300)
Equity based compensation	996	—	35	—	—	35
Net loss	—	—	—	(10,205)	—	(10,205)
Balance at September 30, 2018	35,338,249	$35	$795,238	$(258,864)	$13,429	$549,838

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,205)	$(8,291)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,612	46,391
Provision for impairment of investment in unconsolidated entities	5,000	—
Amortization of debt issuance costs and mortgage premiums, net	441	267
Loss on extinguishment of debt	411	—
Amortization of acquired market leases, net	(700)	(1,069)
Amortization of equity based compensation	35	22
Straight-line income, net	(975)	(1,276)
Equity in earnings of unconsolidated entities	—	(20)
Distributions from unconsolidated entity	—	146
Payment of leasing fees	(1,353)	(570)
Adjustment of contingent earnout liability	(853)	1,084
Other non-cash adjustments	(12)	(35)
Changes in assets and liabilities:
Accounts payable and accrued expenses	920	4,041
Accounts and rent receivable	1,287	608
Due to related parties	59	446
Other liabilities	(582)	(222)
Other assets	955	1,277
Net cash flows provided by operating activities	38,040	42,799

Cash flows from investing activities:
Purchase of investment properties	—	(69,953)
Capital expenditures	(6,825)	(4,042)
Investment in unconsolidated joint ventures	(2,464)	(5,602)
Other assets and restricted escrows	(5,801)	(267)
Net cash flows used in investing activities	(15,090)	(79,864)

Cash flows from financing activities:
Payment of credit facility	(56,277)	(43,000)
Proceeds from credit facility	251,000	79,300
Proceeds from mortgages payable	—	39,180
Payment of mortgages payable	(184,894)	(164)
Proceeds from the distribution reinvestment plan	13,720	20,415
Shares repurchased	(13,996)	(12,683)
Distributions paid	(28,388)	(39,989)
Payment of deferred investment property acquisition obligations	(1,050)	(6,415)
Payment of debt issuance costs	(2,259)	(444)
Net cash flows (used in) provided by financing activities	(22,144)	36,200

Net increase (decrease) in cash, cash equivalents and restricted cash	806	(865)
Cash, cash equivalents and restricted cash, at beginning of the period	16,844	16,857
Cash, cash equivalents and restricted cash, at end of period	$17,650	$15,992

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$—	$17,513
Building and improvements	828	41,793
Acquired in-place lease intangibles	—	6,740
Acquired above market lease intangibles	—	8,645
Acquired below market lease intangibles	—	(4,590)
Assumed liabilities, net	—	(148)
Purchase of investment properties	$828	$69,953

Cash paid for interest	$19,700	$18,075

Supplemental schedule of non-cash investing and financing activities:

Accrued SRP	$5,618	$1,850

Distributions payable	$11,924	$4,395

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

NOTE 1 – ORGANIZATION

The Company was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. The Company has acquired primarily retail properties.  The Company has invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets such as office and medical office buildings, multi-family properties and industrial/distribution and warehouse facilities if its management believes the expected returns from those investments exceed that of retail properties. The Company also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

The Company entered into a Business Management Agreement with IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company.

At September 30, 2018, the Company owned 59 retail properties, totaling 6,870,124 square feet.  The properties are located in 24 states.  At September 30, 2018, the portfolio had a weighted average physical occupancy of 94.1% and economic occupancy of 94.7%.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 16, 2018, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2018, except as noted below.

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

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that amounts described as restricted cash and restricted cash equivalents be included in beginning and ending-of-period reconciliation of cash shown on the statement of cash flows. The Company adopted ASU No. 2016-18 on a retrospective basis as of January 1, 2018. The Company now includes restricted cash in beginning, change and ending-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows. The Company applied ASU No. 2016-18 retrospectively to all prior periods presented that resulted in a decrease of $878 in net cash used in investing activities for the nine months ended September 30, 2017.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	September 30,
	2018	2017
Cash and cash equivalents	$16,643	$10,874
Restricted cash	1,007	5,118
Total cash, cash equivalents, and restricted cash	$17,650	$15,992

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

Recently Issued Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018. The Company will adopt the ASU with a modified retrospective transition as of the initial application date. The Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company continues to assess all potential impacts of the standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). For lessors, lease accounting under ASU No. 2016-02 will remain mostly unchanged except that ASU No. 2016-02 allows only incremental costs of signing a lease to be capitalizable. Historically, the Company capitalized initial direct costs (commissions) that will still be considered capitalizable under the new standard.

On July 30, 2018 the FASB issued ASU No. 2018-11, Targeted Improvements, Leases (Topic 842), which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. The Company believes that it will meet the criteria to account for lease and non-lease components as a single lease component.

ASU No. 2018-11 also provides companies with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt the ASU No. 2016-02 on its effective date and utilize the practical expedients available in the amendment as part of its adoption. The package of practical expedients, which must be elected for all leases, include relief from re-assessing a lease using the standard’s new definition of a lease, relief from re-assessing the classification of a lease and allowing previously capitalized initial direct costs to continue to be amortized.

For lessees, ASU No. 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Company is the lessee under a ground lease, for which it will be required to recognize a ROU asset and a related lease liability on its consolidated balance sheets upon adoption.

Both ASU No. 2016-02 and ASU No. 2018-11 are effective for the Company on January 1, 2019. The Company is continuing to evaluate this guidance and the impact, both as lessor and lessee on its consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company issued 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering.  As of September 30, 2018, there were 35,338,249 shares of common stock outstanding including 4,147,832 shares issued through the distribution reinvestment plan (“DRP”), net of 2,345,045 shares repurchased through the share repurchase program (“SRP”).

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

Distributions reinvested through the DRP were $13,720 and $20,415 for the nine months ended September 30, 2018 and 2017, respectively.

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

Repurchases through the SRP were $17,084 and $13,085 for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, the Company’s liability related to the SRP was $5,618 and $2,530, respectively, recorded in other liabilities on the Company’s consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 4 – ACQUISITIONS

2018 Acquisitions

During the nine months ended September 30, 2018, the Company did not acquire any additional properties.

The Company incurred a total of $12 of acquisition related costs, during the three months ended September 30, 2018, all of which are capitalized as the acquisition of net investment properties in the consolidated balance sheets. The Company incurred $65 of acquisition related costs during the nine months ended September 30, 2018, $12 of which are capitalized as the acquisition of net investment properties in the consolidated balance sheets and $53 of which was recorded in acquisition related costs, net of an adjustment to the deferred investment property acquisition obligation of ($25), that were recorded in acquisition related costs in the consolidated statements of operations and comprehensive income (loss). For the three months ended September 30, 2017, the Company incurred $222 of total acquisition costs and fees, $160 of which are capitalized as the acquisition of net investment properties in the consolidated balance sheets and $62 of such costs are included in acquisition related costs in the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2017, the Company incurred $2,781 of total acquisition costs and fees, $1,519 of which are capitalized as the acquisition of net investment properties in the consolidated balance sheets and $1,262 of such costs are included in acquisition related costs in the consolidated statements of operations and comprehensive income (loss).

NOTE 5 – INVESTMENT IN UNCONSOLIDATED ENTITIES

The following table summarizes the Company’s joint ventures:

			Investment in unconsolidated entities
Entity	Company's Profit/Loss Allocation at September 30, 2018	Remaining Commitment	September 30, 2018 (b)	December 31, 2017
Mainstreet Texas Development Fund, LLC ("Mainstreet JV") (a)	83.7%	$—	$4,589	$7,125
			$4,589	$7,125

(a)

In August 2017, the Company, through a wholly owned taxable REIT subsidiary, made an equity commitment to Mainstreet JV in order to develop, construct, lease, finance and sell parcels of land and related building improvements including personal property which are to be operated as rapid recovery healthcare facilities located in Beaumont, Amarillo and Temple, Texas. In August 2018, the Company’s subsidiary made an additional capital contribution to Mainstreet JV to fund cost overruns. The investment balance includes capitalized acquisition, interest and legal costs of $337.

(b)

During the three and nine months ended September 30, 2018, the Company recorded an impairment to its investment in the Mainstreet JV of $5,000 to write down the investment to its estimated fair value based on the Company’s evaluations. See Note 14 - "Fair Value Measurements" for further information.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Intangible assets:
Acquired in-place lease value	$165,182	$165,182
Acquired above market lease value	45,824	45,824
Accumulated amortization	(90,184)	(72,348)
Acquired lease intangibles, net	$120,822	$138,658
Intangible liabilities:
Acquired below market lease value	$71,551	$71,551
Acquired above market ground lease	5,169	5,169
Accumulated amortization	(18,135)	(14,450)
Acquired below market lease intangibles, net	$58,585	$62,270

As of September 30, 2018, the weighted average amortization periods for acquired in-place lease, above market lease intangibles, below market lease intangibles and above market ground leases are 10, 14, 19 and 55 years, respectively.

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

Amortization pertaining to acquired in-place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Amortization recorded as amortization expense:	2018	2017	2018	2017
Acquired in-place lease value	$4,832	$5,640	$14,851	$16,508
Amortization recorded as a reduction to property operating expense:
Acquired above market ground lease	$23	$23	$70	$70
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(910)	$(1,212)	$(2,985)	$(3,304)
Acquired below market leases	1,310	1,187	3,615	4,303
Net rental income (decrease) increase	$400	$(25)	$630	$999

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2018 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases	Above Market Ground Lease
2018 (remainder of year)	$4,559	$906	$(1,099)	$(23)
2019	16,882	3,405	(4,297)	(94)
2020	13,884	3,066	(4,078)	(94)
2021	11,427	2,997	(3,896)	(94)
2022	8,781	2,691	(3,636)	(94)
Thereafter	33,915	18,309	(36,690)	(4,490)
Total	$89,448	$31,374	$(53,696)	$(4,889)

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of September 30, 2018 and December 31, 2017, the Company had the following mortgages and credit facility payable:

	September 30, 2018		December 31, 2017
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate

Fixed rate mortgages payable	$171,699	4.25%	$171,851	4.25%
Variable rate mortgages payable with swap agreements	252,244	3.33%	383,517	3.49%
Variable rate mortgages payable	684	3.70%	54,153	3.26%
Mortgages payable	$424,627	3.71%	$609,521	3.69%
Credit facility payable	278,523	4.07%	83,800	3.21%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$703,150	3.85%	$693,321	3.63%
Add: Unamortized mortgage premiums	1,841		2,316
Less: Unamortized debt issuance costs	(5,104)		(4,172)
Total debt	$699,887		$691,465

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $703,150 and $693,321 as of September 30, 2018 and December 31, 2017, respectively, and its estimated fair value was $700,117 and $684,621 as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, scheduled principal payments and maturities on the Company’s debt were as follows:

	September 30, 2018
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2018 (remainder of the year)	$69	$—	$—	$69
2019	215	7,447	—	7,662
2020	897	—	—	897
2021	1,531	82,740	—	84,271
2022	615	101,537	128,523	230,675
Thereafter	963	228,613	150,000	379,576
Total	$4,290	$420,337	$278,523	$703,150

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Credit Facility Payable

On August 1, 2018, the Company amended and restated its credit facility (the “Credit Facility”) to among other things:

•

Increase the facility from $110,000 to $350,000 including a $200,000 revolving credit facility (the “Revolving Credit Facility”) and $150,000 term loan (the “Term Loan”), with an accordion feature that allows for an increase in available borrowings up to $700,000, subject to certain conditions;

•	Extend the maturity date of the current revolving credit facility to August 1, 2022 with one 12-month extension;
•	Provide a Term Loan with a maturity date of August 1, 2023.

At September 30, 2018, the Company has $128,523 outstanding under the Revolving Credit Facility and $150,000 outstanding under the Term Loan.  At September 30, 2018 the interest rate on the Revolving Credit Facility and the Term Loan was 3.82% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions.  The Term Loan matures on August 1, 2023. As of September 30, 2018, the Company had $71,477 available for borrowing under the Revolving Credit Facility.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base.  Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility. At September 30, 2018, there were 28 properties included in the pool of unencumbered properties. The Company paid-off twelve mortgage loans with a principal balance of $184,700 and ten interest rate swap agreements with a notional amount of $131,300.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due.  The Company is in compliance with all financial covenants related to the Credit Facility.

Gain on early termination of interest rate swap agreements

During the three and nine months ended September 30, 2018, the Company recorded a gain of $1,151 related to the early termination of certain interest rate swap agreements that had corresponding early mortgage pay-offs.

Loss on extinguishment of debt

During the three and nine months ended September 30, 2018, the Company realized a loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss) of $411 due to the write-off of the unamortized balance of debt issuance costs associated with ten loans that were repaid prior to maturity.

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2018, the Company was current on all of the payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of September 30, 2018, the weighted average years to maturity for the Company’s mortgages payable was approximately 4.84 years.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s interest rate swap contracts outstanding as of September 30, 2018.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at September 30, 2018
Assets
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	173
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	1,883
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	514
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	561
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	1,054
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	1,249
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	2,884
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	3,468
June 5, 2017	May 31, 2017	May 15, 2022	1.90%	14,700	501
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	60,000	474
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	196
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	189
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	40,000	313
				$402,244	$13,459

(a)   Receive floating rate index based upon 1 month LIBOR. At September 30, 2018, the 1 month LIBOR was 2.26%.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of comprehensive income (loss).  The ineffective portion of the change in fair value, if any, is recognized directly in earnings. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017
Effective portion of derivatives	$1,121	$(268)	$7,976	$(1,721)
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(245)	$507	$(300)	$2,002
Ineffective portion of derivatives	$—	$(1)	$(13)	$12

The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next twelve months is approximately $2,293.

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

The table below presents the distributions paid and declared during the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Distributions paid	$11,924	$13,482	$28,388	$39,989
Distributions declared	$11,924	$13,484	$35,776	$39,896

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss in the three and nine months ended September 30, 2018, 1,460 shares and 2,333 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net loss in the three and nine months ended September 30, 2017, 2,087 shares and 2,751 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation (“Earnout liability”). At September 30, 2018 there is no earnout liability outstanding.

The table below presents the change in the Company’s Earnout liability for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017
Earnout liability-beginning of period	$1,050	$6,856
Increases:
Additional earnout liability	816	—
Amortization expense	24	28
Decreases:
Earnout payments	(1,865)	(6,415)
Other:
Adjustments to acquisition related costs	(25)	1,084
Earnout liability – end of period	$—	$1,553

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

NOTE 11 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units were issued to non-employee directors as compensation. Each restricted share and restricted share unit entitle the holder to receive one common share when it vests. Restricted shares and restricted share units are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $13 and $35, in the aggregate, for the three and nine months ended September 30, 2018, respectively. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $9 and $22, in the aggregate, for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, the Company had $60 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.6 years.

A summary table of the status of the restricted shares and restricted share units is presented below:

	Restricted Shares	Restricted Share Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,543	904	$78	$78
Granted	1,677	624	51	51
Vested	(996)	(353)	(30)	(30)
Converted	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2018	3,224	1,175	$99	$99

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, retail real estate, for the nine months ended September 30, 2018 and 2017.

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2018 and 2017. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid amounts as of
		2018	2017	2018	2017	September 30, 2018	December 31, 2017
General and administrative reimbursements	(a)	$279	$345	$1,102	$1,319	$288	$203

Acquisition related costs		$—	$54	$8	$273	$—	$—
Acquisition fees		12	180	28	1,216	12	51
Total acquisition costs and fees	(b)	$12	$234	$36	$1,489	$12	$51

Real estate management fees		$1,090	$1,178	$3,615	$3,638	$—	$—
Property operating expenses		289	282	857	832	—	—
Construction management fees		67	45	177	98	70	35
Leasing fees		69	51	214	143	116	51
Total real estate management related costs	(c)	$1,515	$1,556	$4,863	$4,711	$186	$86

Business management fees	(d)	$2,338	$2,311	$7,000	$6,871	$2,339	$2,325

(a)

The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses incurred by the Business Manager or its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Unpaid amounts are included in due to related parties in the consolidated balance sheets.

(b)

The Company pays the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired.  The Business Manager and its related parties are also reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets. Of the $12 related party acquisition costs and fees incurred during the three months ended September 30, 2018, $12 are capitalized as the acquisition of net investment properties in the consolidated balance sheets. Of the $36 related party acquisition costs and fees incurred during the nine months ended September 30, 2018, $12 are capitalized as the acquisition of net investment properties in the consolidated balance sheets and $24 of such costs are included in acquisition related costs in the consolidated statements of operations and comprehensive income (loss). Of the $234 related party acquisition costs and fees incurred during the three months ended September 30, 2017, $98 are capitalized as the acquisition of net investment properties in the consolidated balance sheets and $52 of such costs are included in acquisition related costs in the consolidated statements of operations and comprehensive income (loss). Of the $1,489 related party acquisition costs and fees incurred during the nine months ended September 30, 2017, $1,344 are capitalized as the acquisition of net investment properties in the consolidated balance sheets and $145 of such costs are included in acquisition related costs in the consolidated statements of operations and comprehensive income (loss). Unpaid amounts are included in due to related parties in the consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

(c)

For each property that is managed by Inland Commercial Real Estate Services LLC (the “Real Estate Manager”) (and its predecessor), the Company pays a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. The Real Estate Manager determines, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by the Real Estate Manager or its affiliates, the Company pays the Real Estate Manager a separate leasing fee. Further, in the event that the Company engages its Real Estate Manager to provide construction management services for a property, the Company pays a separate construction management fee.  Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements in the consolidated balance sheets. The Company also reimburses the Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of the Real Estate Manager or the Company.  Real estate management fees and reimbursable expenses are included in property operating expenses in the consolidated statements of operations and comprehensive income (loss).

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2018
Interest rate swap agreements - Other assets	$—	$13,459	$—	$13,459
December 31, 2017
Interest rate swap agreements - Other assets	$—	$6,136	$—	$6,136
Interest rate swap agreements - Other liabilities	$—	$340	$—	$340

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Non-recurring Fair Value Measurements

The table below presents activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized an impairment charge of $5,000 to its investment in the Mainstreet JV to reflect this investment at its estimated fair value for the three and nine months ended September 30, 2018 which is included in provision for impairment of unconsolidated entities on the consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2017, the Company incurred no impairment charges.

	Fair Value
	Level 1	Level 2	Level 3	Total	Total Impairment Loss

Investment in unconsolidated entities	$—	$—	$4,589	$4,589	$5,000
Total	$—	$—	$4,589	$4,589	$5,000

As of September 30, 2018, the Company identified indicators of impairment in its investment in the Mainstreet JV. Such indicators included construction overruns, loss of a planned tenant and the related cost of re-leasing.  The fair value of this investment was based on the value of the underlying properties and was estimated using a 10-year discounted cash flow model. The Company utilized a capitalization rate of 7.0% and a discount rate of 7.6% which it believes are reasonable based on current market rates.

NOTE 15 – SUBSEQUENT EVENTS

Distributions

On September 5, 2018, the Company’s board of directors declared cash distributions payable to stockholders of record at the close of business on September 28, 2018, in the amount equal to $0.335 per share, or $11,924, which represents an annualized rate of 6% based on the Estimated Per Share NAV, payable in arrears the following quarter.

In October 2018, the Company reinvested and repurchased the following shares and amounts:

Distributions Reinvested through the DRP	Number of Shares Issued through the DRP	Amount of Shares Repurchased through the SRP	Number of Shares Repurchased through the SRP
$5,618	251,431	$5,618	253,776

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
•

We have incurred net losses on a U.S. generally accepted accounting principles (“U.S. GAAP”) basis for the three and nine months ended September 30, 2018 and 2017 and for the year ended December 31, 2017;

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

The following discussion and analysis relates to the three and nine months ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

At September 30, 2018, we had total assets of approximately $1.4 billion and owned 59 properties located in 24 states containing approximately 6.9 million square feet.  A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. The portfolio properties have staggered lease maturity dates and anchor tenants generally with strong credit ratings.

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

Company Highlights - Three Months Ended September 30, 2018

On August 1, 2018, we amended and restated our credit facility (“Credit Facility”) to among other things:

•

Increase the facility from $110.0 million to $350.0 million including a $200.0 million revolving credit facility (the “Revolving Credit Facility”) and $150.0 million term loan (the “Term Loan”), with an accordion feature that allows for an increase in available borrowings up to $700.0 million, subject to certain conditions;

•	Extend the maturity date of the current revolving credit facility to August 1, 2022 with one 12-month extension;

•	Provide a Term Loan with a maturity date of August 1, 2023.

As a result of the additional liquidity available under the amended Credit Facility, we paid-off twelve mortgage loans with a principal balance of $184.7 million and ten interest rate swap agreements with a notional amount of $131.3 million. We realized a loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss) of $0.4 million due to the write-off of the unamortized balance of debt issuance costs associated with ten loans that were repaid prior to maturity.

We recorded a loss of $0.4 million for the write-off of debt issuance costs and a gain of $1.2 million related to the early termination of certain interest rate swap agreements that had corresponding early mortgage pay-offs.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of September 30, 2018
Number of properties	59
Purchase price	$1,414,253
Total square footage	6,870,124
Weighted average physical occupancy	94.1%
Weighted average economic occupancy	94.7%
Weighted average remaining lease term (years)	6.1

The table below presents information for each of our investment properties as of September 30, 2018.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Dollar General (12 properties)	Various	111,890	100.0%	100.0%	$7,447	4.33%
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	159,258	98.1%	98.1%	—	—
Park Avenue (a)	Little Rock, AR	79,131	66.7%	100.0%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	100.0%	100.0%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	72.0%	72.0%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	100.0%	100.0%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	88.6%	88.6%	—	—
Dogwood Festival (a)	Flowood, MS	187,610	91.6%	91.6%	—	—
Pick N Save Center (a)	West Bend, WI	94,000	91.0%	91.0%	—	—
Harris Plaza (a)	Layton, UT	125,965	84.7%	84.7%	—	—
Dixie Valley	Louisville, KY	119,981	90.9%	92.4%	6,798	3.62%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	92.2%	92.2%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	96.0%	96.0%	—	—
Harvest Square	Harvest, AL	70,590	91.2%	91.2%	6,627	4.65%
Heritage Square	Conyers, GA	22,385	93.4%	93.4%	4,460	5.10%
The Shoppes at Branson Hills (a)	Branson, MO	256,329	92.9%	92.9%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	98.1%	98.1%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	93.2%	93.2%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	97.3%	97.3%	13,100	3.23%
Eastside Junction	Athens, AL	79,700	85.7%	85.7%	6,150	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.5%	98.5%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	100.0%	100.0%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	94.9%	94.9%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	83.5%	95.6%	4,650	5.30%
Whispering Ridge (a)	Omaha, NE	69,676	39.8%	39.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	96.4%	96.4%	—	—
White City	Shrewsbury, MA	257,121	93.4%	94.7%	49,400	3.24%
Treasure Valley (a)	Nampa, ID	133,292	100.0%	100.0%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	75.2%	75.2%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.2%	98.2%	13,700	3.30%
2727 Iowa Street (a)	Lawrence, KS	85,044	100.0%	100.0%	—	—
Settlers Ridge	Pittsburgh, PA	473,821	98.6%	98.6%	76,532	3.70%
Milford Marketplace	Milford, CT	111,720	96.1%	96.1%	18,727	4.02%
Marketplace at El Paseo	Fresno, CA	224,683	97.2%	97.9%	38,000	2.95%
Blossom Valley Plaza (a)	Turlock, CA	111,435	97.5%	97.5%	—	—
The Village at Burlington Creek	Kansas City, MO	158,049	78.6%	78.6%	17,723	4.25%
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	100.0%	100.0%	—	—
Marketplace at Tech Center	Newport News, VA	210,297	97.2%	97.2%	47,550	3.16%
Coastal North Town Center	Myrtle Beach, SC	304,662	95.1%	95.1%	43,680	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	99.1%	99.1%	—	—
Pentucket Shopping Center	Plaistow, NH	198,469	98.0%	98.0%	14,700	3.65%
Coastal North Town Center - Phase II	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
Portfolio total		6,870,124	94.1%	94.7%	$424,627	3.71%

(a)	Property is included in the pool of unencumbered properties under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of September 30, 2018.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
Dicks Sporting Goods, Inc	6	$3,511	3.6%	$12.72	276,038	4.0%
The Kroger Co	4	3,374	3.5%	13.52	249,493	3.6%
TJ Maxx/HomeGoods/Marshalls	13	3,182	3.3%	9.66	329,253	4.8%
Petsmart	10	2,830	2.9%	14.58	194,077	2.8%
Ross Dress for Less, Inc	9	2,409	2.5%	10.16	237,165	3.5%
Albertsons/Jewel/Shaws	2	2,304	2.4%	18.02	127,892	1.9%
Ulta Salon, Cosmetics & Fragrance	10	2,261	2.3%	21.69	104,276	1.5%
Kohl's Department Stores	4	1,888	1.9%	5.68	332,461	4.8%
Ascena Retail Group	14	1,829	1.9%	22.97	79,635	1.2%
LA Fitness (Fitness International)	2	1,810	1.9%	20.20	89,600	1.3%
Top ten tenants	74	$25,398	26.2%	$12.57	2,019,890	29.4%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at September 30, 2018.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,541,604	23.7%	12.1%
Home Goods	989,768	15.2%	9.2%
Grocery	950,042	14.6%	13.9%
Lifestyle, Health Clubs, Books & Phones	800,070	12.3%	15.2%
Restaurant	545,947	8.4%	15.9%
Apparel & Accessories	463,408	7.1%	10.5%
Sporting Goods	333,719	5.1%	4.9%
Pet Supplies	288,642	4.4%	4.6%
Consumer Services, Salons, Cleaners, Banks	281,811	4.3%	7.3%
Health, Doctors & Health Foods	162,526	2.5%	4.6%
Other	145,643	2.4%	1.8%
Total	6,503,180	100.0%	100.0%

The following table sets forth a summary, as of September 30, 2018, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	52%	7.2
Junior Box	5,000-9,999	15%	5.9
Small Shop	Less than 5,000	33%	4.6
Total		100%	6.1

Lease Expirations

The following table sets forth a summary, as of September 30, 2018, of lease expirations scheduled to occur during the remainder of 2018 and each of the calendar years from 2019 to 2027 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to September 30, 2018. Annualized base rent represents the rent in-place of the applicable property at September 30, 2018. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $87,633, or $17.32 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2018 (including month-to-month)	28	103,243	1.6%	$1,488	1.5%	$14.41
2019	64	276,800	4.3%	4,981	5.1%	17.99
2020	99	530,020	8.2%	8,803	9.1%	16.61
2021	92	358,887	5.5%	7,253	7.5%	20.21
2022	92	578,442	8.9%	10,867	11.2%	18.79
2023	103	811,349	12.5%	12,141	12.5%	14.96
2024	66	663,400	10.2%	11,416	11.7%	17.21
2025	71	631,259	9.7%	11,448	11.8%	18.14
2026	39	445,879	6.9%	6,091	6.3%	13.66
2027	37	380,622	5.9%	4,793	4.9%	12.59
Thereafter	59	1,723,279	26.5%	17,925	18.4%	10.40
Leased Total	750	6,503,180	100.0%	$97,206	100.0%	$14.95

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses		Sources
Short-term liquidity and capital needs such as:		•	Cash receipts from our tenants
•	Interest & principal payments on mortgage loans and Credit Facility	•	Sale of shares through the DRP
•	Property operating expenses	•	Proceeds from new or refinanced mortgage loans
•	General and administrative expenses	•	Borrowing on our Credit Facility
•	Distributions to stockholders	•	Interest on mezzanine loans
•	Fees payable to our Business Manager and Real Estate Manager
•	Repurchases of shares under the SRP
•	Commitments under joint venture agreements

Long-term liquidity and capital needs such as:
•	Acquisitions of real estate directly or through joint ventures
•	Interest & principal payments on mortgage loans and Credit Facility
•	Capital expenditures, tenant improvements and leasing commissions
•	Repurchases of shares under the SRP

At September 30, 2018, we had $128.5 million outstanding under the Revolving Credit Facility and $150.0 million outstanding under the Term Loan.  At September 30, 2018 the interest rate on the Revolving Credit Facility and the Term Loan was 3.82% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and we have the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions.  The Term Loan matures on August 1, 2023. As of September 30, 2018, we had $71.5 million available for borrowing under the Revolving Credit Facility.

As of September 30, 2018, we had total debt outstanding of approximately $703.2 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.85% per annum.  As of September 30, 2018, the weighted average years to maturity for our debt was 4.66 years. As of September 30, 2018 and December 31, 2017, our borrowings were 50% and 49%, respectively, of the purchase price of our investment properties. At September 30, 2018 our cash and cash equivalents balance is $16.6 million.

For information related to our debt maturities reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our September 30, 2018 Notes to Consolidated Financial Statements in Item 1.

Cash Flow Analysis

	Nine Months Ended September 30,		Change
	2018	2017	2018 vs. 2017
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$38,040	$42,799	$(4,759)
Net cash flows used in investing activities	$(15,090)	$(79,864)	$64,774
Net cash flows (used in) provided by financing activities	$(22,144)	$36,200	$(58,344)

Operating activities

The decrease in cash from operating activities during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to the timing of real estate tax payments, a decrease in prepaid rent and the payment of a deferred investment property acquisition obligation.

Investing activities

	Nine Months Ended September 30,		Change
	2018	2017	2018 vs. 2017
	(Dollar amounts in thousands)
Purchases of investment properties	$—	$(69,953)	$69,953
Capital expenditures	(6,825)	(4,042)	(2,783)
Investment in unconsolidated joint ventures	(2,464)	(5,602)	3,138
Other assets and restricted escrows	(5,801)	(267)	(5,534)
Net cash used in investing activities	$(15,090)	$(79,864)	$64,774

We used less cash in our investing activities in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease is primarily due to the purchase of three properties in the nine months ended September 30, 2017 and no purchases of investment properties in 2018. The decrease in cash used in investing activities in 2018 is partially offset with an increase in capital improvements at certain of our properties and funding of notes receivable.

Financing activities

	Nine Months Ended September 30,		Change
	2018	2017	2018 vs. 2017
	(Dollar amounts in thousands)
Total changes related to debt	$7,570	$74,872	$(67,302)
Proceeds from the distribution reinvestment plan, net of shares repurchased	(276)	7,732	(8,008)
Distributions paid	(28,388)	(39,989)	11,601
Other	(1,050)	(6,415)	5,365
Net cash (used in) provided by financing activities	$(22,144)	$36,200	$(58,344)

During the nine months ended September 30, 2018 and 2017, changes in total debt decreased $67.3 million. The decrease is primarily due to the funding of purchases of investment properties in the nine months ended September 30, 2017 and no purchases in 2018.  During the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, proceeds from the distribution reinvestment plan (“DRP”) after shares repurchased decreased $8.0 million. During the nine months ended September 30, 2018 and 2017, we paid approximately $28.4 million and $40.0 million, respectively, in distributions.

Distributions

For 2018, distributions are payable quarterly in arrears, and for 2017, distributions were payable monthly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the nine months ended September 30, 2018 and 2017 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (2)
Nine Months Ended September 30,	Distributions Declared	Distributions Declared Per Share (1)	Cash	Reinvested via DRP	Total	Cash Flows From Operations
2018	$35,776	$1.01	$14,668	$13,720	$28,388	$38,040
2017	$39,896	$1.13	$19,574	$20,415	$39,989	$42,799

(1)	Per share amounts are based on weighted average number of common shares outstanding.
(2)	Distributions were funded by cash flow from operations during the nine months ended September 30, 2018 and 2017.

Results of Operations

The following discussions are based on our consolidated financial statements for the three and nine months ended September 30, 2018 and 2017. Dollar amounts are stated in thousands. We are continuing to evaluate strategies to position the Company for future growth, all with a view toward increasing stockholder value. Our Board engaged Barclays to assist in this process.

This section describes and compares our results of operations for the three and nine months ended September 30, 2018 and 2017. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our “same store” properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Comparison of the three months ended September 30, 2018 and September 30, 2017

A total of 58 investment properties were acquired on or before July 1, 2017 and represent our “same store” properties during the three months ended September 30, 2018 and 2017.  “Non-same store,” as reflected in the table below, consists of properties acquired after July 1, 2017. For the three months ended September 30, 2018, one property constituted a non-same store property. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the three months ended September 30, 2018 and 2017, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017	Change	2018	2017	Change	2018	2017	Change
Rental income	$24,289	$23,951	$338	$24,229	$23,898	$331	$60	53	$7
Tenant recovery income	7,062	7,248	(186)	7,062	7,238	(176)	—	10	(10)
Other property income	84	179	(95)	84	179	(95)	—	—	—
Total income	$31,435	$31,378	$57	$31,375	$31,315	$60	$60	63	$(3)

Property operating expenses	$5,231	$5,355	$(124)	$5,228	$5,351	$(123)	$3	4	$(1)
Real estate tax expense	4,142	4,386	(244)	4,142	4,378	(236)	—	8	(8)
Total property operating expenses	$9,373	$9,741	$(368)	$9,370	$9,729	$(359)	$3	12	$(9)

Property net operating income	$22,062	$21,637	$425	$22,005	$21,586	$419	$57	51	$6

Straight-line income, net	$279	$571	$(292)
Intangible amortization and inducement	411	(3)	414
General and administrative expenses	(904)	(875)	(29)
Acquisition related costs	—	(62)	62
Business management fee	(2,338)	(2,311)	(27)
Depreciation and amortization	(14,390)	(15,492)	1,102
Interest expense	(6,825)	(6,361)	(464)
Gain on early termination of interest rate swap agreements	1,151	—	1,151
Loss on extinguishment of debt	(411)	—	(411)
Interest and other income	174	20	154
Provision for impairment of investment in unconsolidated entities	(5,000)	—	(5,000)
Equity in earnings of unconsolidated entities	—	20	(20)
Net loss	$(5,791)	$(2,856)	$(2,935)

Net loss.  Net loss was $5,791 and $2,856 for the three months ended September 30, 2018 and 2017, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended September 30, 2018 with the results of the same investment properties owned during the three months ended September 30, 2017, property net operating income increased $419, total property income increased $60, and total property operating expenses including real estate tax expense decreased $359. The increase in “same store” total property operating income is primarily due to an increase in rental income. The decrease in total property operating expenses is primarily due to a decrease in current year real estate taxes and a decrease in management fee expense.

“Non-same store” total property net operating income increased $6 during 2018 as compared to 2017. The increase is a result of acquiring one retail property after July 1, 2017. On a “non-same store” basis, total property income decreased $3 and total property operating expenses decreased $9 during the three months ended September 30, 2018 as compared to 2017.

Straight-line income, net. Straight-line rent income decreased by $292 during the three months ended September 30, 2018 compared to 2017. This decrease is due to certain tenant rent abatements in 2017 that increased straight-line rental income.

Intangible amortization.  Intangible amortization income increased $414 in 2018 compared to 2017. The increase is primarily attributable to intangible liabilities being written off in 2018.

General and administrative expenses.  General and administrative expenses increased $29 in 2018 compared to 2017.  The increase is primarily due to state tax estimates.

Acquisition related costs.  Acquisition related expenses decreased $62 in 2018 compared to 2017. The decrease is attributable to the fact that there were no acquisitions in 2018.

Business management fee. Business management fees increased $27 in 2018 compared to 2017. The increase in the three months ended September 30, 2018 is due to the 2017 acquisitions of real estate which increased assets under management.  There have been no acquisitions in 2018.

Depreciation and amortization.  Depreciation and amortization decreased $1,102 in 2018 compared to 2017. The decrease is primarily due to write-offs of replaced assets in 2017.

Provision for impairment of investment in unconsolidated entities.  During the three months ended September 30, 2018, the Company recorded an impairment to its investment in the Mainstreet JV of $5,000 to write down the investment to its estimated fair value based on the Company’s evaluations.

Interest expense.  Interest expense increased $464 in 2018 compared to 2017. The increase is primarily due to additional amounts drawn under the Credit Facility and higher interest rates on our floating debt.

Gain on early termination of interest rate swap agreements. During the three months ended September 30, 2018, the Company recorded a gain of $1,151 related to the early termination of certain interest rate swap agreements that had corresponding early mortgage pay-offs.

Loss on extinguishment of debt. During the three months ended September 30, 2018, the Company realized a loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss) of $411 due to the write-off of the unamortized balance of debt issuance costs associated with ten loans that were repaid prior to maturity.

Interest and other income.  Interest and other income increased $154 in 2018 compared to 2017.  The increase is primarily due to interest earned on our note receivable and settlement income during the three months ended September 30, 2018.

Comparison of the nine months ended September 30, 2018 and September 30, 2017

A total of 56 investment properties were acquired on or before January 1, 2017 and represent our “same store” properties during the nine months ended September 30, 2018 and 2017.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2017. For the nine months ended September 30, 2018 and 2017, three properties constituted non-same store properties. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the nine months ended September 30, 2018 and 2017, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change	2018	2017	Change
Rental income	$72,762	$71,582	$1,180	$68,874	$68,590	$284	$3,888	$2,992	$896
Tenant recovery income	21,654	21,836	(182)	20,858	21,099	(241)	796	737	59
Other property income	261	352	(91)	258	350	(92)	3	2	1
Total income	$94,677	$93,770	$907	$89,990	$90,039	$(49)	$4,687	$3,731	$956

Property operating expenses	$16,396	$15,866	$530	$15,723	$15,299	$424	$673	567	$106
Real estate tax expense	12,331	12,384	(53)	11,902	12,014	(112)	429	370	59
Total property operating expenses	$28,727	$28,250	$477	$27,625	$27,313	$312	$1,102	$937	$165

Property net operating income	$65,950	$65,520	$430	$62,365	$62,726	$(361)	$3,585	$2,794	$791

Straight-line income, net	$975	$1,276	$(301)
Intangible amortization and inducement	663	1,058	(395)
General and administrative expenses	(3,303)	(3,397)	94
Acquisition related costs	(28)	(1,262)	1,234
Business management fee	(7,000)	(6,871)	(129)
Depreciation and amortization	(43,612)	(46,391)	2,779
Interest expense	(19,970)	(18,316)	(1,654)
Gain on early termination of interest rate swap agreements	1,151	—	1,151
Loss on extinguishment of debt	(411)	—	(411)
Interest and other income	380	72	308
Provision for impairment of investment in unconsolidated entities	(5,000)	—	(5,000)
Equity in earnings of unconsolidated entities	—	20	(20)
Net loss	$(10,205)	$(8,291)	$(1,914)

Net loss.  Net loss was $10,205 and $8,291 for the nine months ended September 30, 2018 and 2017, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the nine months ended September 30, 2018 with the results of the same investment properties owned during the nine months ended September 30, 2017, property net operating income decreased $361, total property income decreased $49, and total property operating expenses including real estate tax expense increased $312.

The decrease in “same store” total property income is primarily due to a decrease in tenant recovery income. The increase in “same store” total property operating expenses is primarily due to an increase in current year non-recoverable property expenses.

“Non-same store” total property net operating income increased $791 during 2018 as compared to 2017. The increase is a result of acquiring three retail properties after January 1, 2017. On a “non-same store” basis, total property income increased $956 and total property operating expenses increased $165 during the nine months ended September 30, 2018 as compared to 2017 as a result of these acquisitions.

Straight-line income, net. Straight-line rent income decreased $301 in 2018 compared to 2017. This decrease is due to certain tenant rent abatements in 2017 that increased straight-line rental income.

Intangible amortization.  Intangible amortization income decreased $395 in 2018 compared to 2017. The decrease is primarily attributable to intangible assets and liabilities being written off or fully amortized.

General and administrative expenses.  General and administrative expenses decreased $94 in 2018 compared to 2017.  This decrease is primarily due to lower legal costs, lower salary expense and a decrease in conference costs, partially offset by an increase in state tax estimates.

Acquisition related costs.  Acquisition related expenses decreased $1,234 in 2018 compared to 2017. The decrease is attributable to the fact that there were no acquisitions in 2018.

Business management fee. Business management fees increased $129 in 2018 compared to 2017. The increase in the nine months ended September 30, 2018 is due to the 2017 acquisitions of real estate which increased assets under management.  There have been no acquisitions in 2018.

Depreciation and amortization.  Depreciation and amortization decreased $2,779 in 2018 compared to 2017. The decrease is primarily due to write-offs of replaced assets and Harris Plaza’s redevelopment in 2017.

Interest expense.  Interest expense increased $1,654 in 2018 compared to 2017. The increase is primarily due to additional financing of properties after January 1, 2017, increased amounts drawn under the Credit Facility and higher interest rates on our floating debt.

Gain on early termination of interest rate swap agreements. During the nine months ended September 30, 2018, the Company recorded a gain of $1,151 related to the early termination of certain interest rate swap agreements that had corresponding early mortgage pay-offs.

Loss on extinguishment of debt. During the nine months ended September 30, 2018, the Company realized a loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss) of $411 due to the write-off of the unamortized balance of debt issuance costs associated with ten loans that were repaid prior to maturity.

Provision for impairment of investment in unconsolidated entities.  During the nine months ended September 30, 2018, the Company recorded an impairment to its investment in the Mainstreet JV of $5,000 to write down the investment to its estimated fair value based on the Company’s evaluations.

Interest and other income.  Interest and other income increased $308 in 2018 compared to 2017.  The increase is primarily due to interest earned on our note receivable and settlement income.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 16, 2018, under the heading “Critical Accounting Policies.” There have been no changes to our critical accounting policies during the three months ended September 30, 2018.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the nine months ended September 30, 2018. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	57	291,909	$18.17	$18.13	0.2%	4.6	$0.90
Comparable New Leases	10	32,252	$24.19	$21.75	11.3%	9.1	$19.25
Non-Comparable New and Renewal Leases (a)	18	128,996	$8.75	N/A	N/A	5.6	$7.51
Total	85	453,157

(a)

Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rent amounts and leases signed where the previous and current lease do not have similar lease structures.

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

Our FFO and MFFO for the nine months ended September 30, 2018 and 2017 are calculated as follows:

		Nine Months Ended September 30,
		2018	2017
		(Dollar amounts in thousands)
	Net loss	$(10,205)	$(8,291)
Add:	Depreciation and amortization related to investment properties	43,612	46,391
	Provision for impairment of investment in unconsolidated entities	5,000	—
	Funds from operations (FFO)	$38,407	$38,100

Add:	Acquisition related costs	28	1,262
	Loss on extinguishment of debt	411	—
Less:	Amortization of acquired market lease intangibles, net	(700)	(1,069)
	Straight-line income, net	(975)	(1,276)
	Gain on early termination of interest rate swap agreements	(1,151)	—
	Modified funds from operations (MFFO)	$36,020	$37,017

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our September 30, 2018 Notes to Consolidated Financial Statements in Item 1.

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

As of September 30, 2018, we had outstanding debt of approximately $703.2 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 2.95% to 5.48% per annum. The weighted average interest rate was 3.85%, which includes the effect of interest rate swaps. As of September 30, 2018, the weighted average years to maturity for our mortgages and credit facility payable was approximately 4.66 years.

As of September 30, 2018, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $171.7 million and a fair value of $168.5 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations.  If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $7.9 million at September 30, 2018.

If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $8.5 million at September 30, 2018.

As of September 30, 2018, we had $129.2 million of debt or 18.38% of our total debt, excluding mortgage premium and unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 3.82% per annum. We had variable rate debt subject to swap agreements of $402.2 million, or 57.21% of our total debt, excluding mortgage premium and unamortized debt issuance costs, at September 30, 2018.

If interest rates on all debt which bears interest at variable rates as of September 30, 2018 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by approximately $2.8 million annually. If interest rates on all debt which bears interest at variable rates as of September 30, 2018 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

For information related to our derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our September 30, 2018 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended September 30, 2018.

We have incurred net losses on a U.S. GAAP basis for the three and nine months ended September 30, 2018 of $5.8 million and $10.2 million, respectively. Our losses can be attributed, in part, to non-cash expenses, such as depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.

We entered into a credit agreement, as amended, for a $200.0 million Revolving Credit Facility and $150.0 million Term Loan.  The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of ten unencumbered properties with an unencumbered pool value of $200.0 million or above and by a guaranty by certain of our subsidiaries. As of September 30, 2018, we have borrowed $278.5 million of the $350 million available. Our availability under the Credit Facility was $71.5 million as of September 30, 2018.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a minimum tangible net worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. These covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our FFO, excluding acquisition expenses, or “adjusted FFO,” for that period. For the fiscal quarter ended September 30, 2018, distributions did not exceed 95% of our adjusted FFO.

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

The table below outlines the shares we repurchased pursuant to our SRP during the three months ended September 30, 2018.

(Dollar amounts in thousands, except per share amounts)

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 2018	—	—	—	—	—	1,254,898
August 2018	—	—	—	—	—	1,254,898
September 2018	718,161	253,776	$22.14	$5,618	253,776	1,001,122
Total	718,161	253,776	$22.14	$5,618	253,776

(1)	Our SRP was announced on October 18, 2012

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

10.1

Amended and Restated Credit Agreement, dated as of August 1, 2018, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and Merrill Lynch Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and other lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 7, 2018 (file number 000-55146))

10.2

Revolving Credit Note, dated August 1, 2018, by Inland Real Estate Income Trust, Inc. for the benefit of KeyBank National Association (Form of Revolving Credit Note) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 7, 2018 (file number 000-55146))

10.3

Term Loan A Note, dated August 1, 2018, by Inland Real Estate Income Trust, Inc. for the benefit of KeyBank National Association (Form of Term Loan A Note) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 7, 2018 (file number 000-55146))

10.4

Subsidiary Guaranty, dated as of August 1, 2018, by certain subsidiaries of Inland Real Estate Income Trust, Inc. parties thereto for the benefit of KeyBank National Association, as administrative agent for itself and the lenders under the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 7, 2018 (file number 000-55146))

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the Securities and Exchange Commission on November 8, 2018 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	November 8, 2018

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	November 8, 2018