Form 10-K
period 2018-12-31
Inland Real Estate Income Trust, Inc.
filed 2019-03-20
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-55146

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

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

There is no established public market for the registrant’s shares of common stock. On March 20, 2018, the board of directors of the registrant determined an estimated per share net asset value of the registrant’s common stock of $22.35. Based on this estimated per share net asset value, the aggregate value of the registrant’s common stock held by non-affiliates as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was $786,260,115.  As of March 14, 2019, there were 35,590,899 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of the fiscal year, into Part III of this Form 10-K to the extent stated herein.

INLAND REAL ESTATE INCOME TRUST, INC.

PART I

Item 1.	Business

General

Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company”, “we”, “our” or “us”) was incorporated on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. We have primarily focused on acquiring retail properties and intend to target a portfolio of 100% grocery-anchored properties as described below.  We have invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets such as office and medical office buildings, multi-family properties and industrial/distribution and warehouse facilities if our management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities (“CMBS”). Our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” is an indirect subsidiary of The Inland Group, Inc.  Various affiliates of our Sponsor provide services to us. We are externally managed and advised by IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager,” an indirect wholly owned subsidiary of our Sponsor. Our Business Manager is responsible for overseeing and managing our day-to-day operations.  Our properties are managed by Inland Commercial Real Estate Services LLC, referred to herein as our “Real Estate Manager,” an indirect wholly owned subsidiary of our Sponsor.

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

We commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015.  We sold 33,534,022 shares of common stock generating gross proceeds of $834.4 million from the Offering.  On March 5, 2019, our board of directors determined an estimated per share net asset value (the “Estimated Per Share NAV”) of our common stock as of December 31, 2018 of $20.12.  The previously estimated per share net asset value of $22.35 as of December 31, 2017 was established on March 20, 2018.

At December 31, 2018, we owned 59 retail properties, totaling 6.9 million square feet. At December 31, 2018, our portfolio had weighted average physical and economic occupancy of 94.1% and 94.7%, respectively. As of December 31, 2018, 2017 and 2016, annualized base rent (“ABR”) per square foot averaged $17.30, $17.16 and $17.25, respectively, for all properties owned. ABR is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. ABR including ground leases averaged $14.94, $14.81 and $15.13 as of December 31, 2018, 2017 and 2016, respectively.

On February 11, 2019, our board of directors approved a strategic plan with the goals of providing a liquidity event in the next 24 to 36 months, or sooner, market conditions permitting, most likely through a listing on a public securities exchange. The strategic plan centers around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team and our board of directors will consider the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers, as well as the redevelopment of select centers within the current portfolio. In connection with the strategic plan, our board approved amendments to the SRP as further described below under “–Share Repurchase Program,” and the business management agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all future acquisition and disposition fees. There can be no assurance that the strategic plan will not evolve or change over time or that we will be able to successfully implement the strategic plan, including listing our common stock.

We provide the following programs to facilitate additional investment in our shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

Through the distribution reinvestment plan (“DRP”), we provide stockholders with the option to purchase additional shares from us by automatically reinvesting distributions, subject to certain share ownership restrictions. We do not pay any selling commissions or a marketing contribution and due diligence expense allowance in connection with the DRP. The price per share for shares of common stock purchased under the DRP is equal to the Estimated Per Share NAV unless and until the shares become listed for trading. On March 20, 2018, we reported a new Estimated Per Share NAV of $22.35 and on March 11, 2019, we reported a new Estimated Per Share NAV of $20.12.  Beginning with the first quarter 2019 distribution payable in April, shares sold through the DRP will be at a price equal to $20.12 until we update the Estimated Per Share NAV in 2020.

Distributions reinvested through the DRP were $19.3 million, $27.1 million and $27.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Share Repurchase Program

We adopted a share repurchase program (as amended, “SRP”) effective October 18, 2012, under which we are authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested, if we choose to purchase them. In the case of repurchases made upon the death of a stockholder or qualifying disability, the one year holding period does not apply. The SRP was amended and restated effective January 1, 2018 to change the processing of repurchase requests from a monthly to a quarterly basis to align with the move to quarterly distributions. On February 11, 2019, our board adopted a second amended and restated SRP (the “A&R SRP”), which will become effective on March 21, 2019.

Under the A&R SRP, we are authorized to make ordinary repurchases at a price equal to 80.0% of the “share price,” which is defined in the A&R SRP as an amount equal to the lesser of: (A) $25, as adjusted under certain circumstances, including, among other things, if the applicable shares were purchased from the Company at a discounted price; or (B) the most recently disclosed estimated value per share. Prior to the amendment, we were authorized to make ordinary repurchases at a price ranging from 92.5% to 100% of the “share price.” We may repurchase shares upon a stockholder’s death or qualifying disability at a price equal to 100% of the “share price.” Beginning with repurchases in April 2019, the “share price” will be equal to $20.12 per share until we announce a new Estimated Per Share NAV. Accordingly, ordinary repurchases will be at $16.10 per share and repurchases for death or qualifying disability will be at $20.12 per share.

The A&R SRP provides our board of directors with the discretion to reduce the funding limit for share repurchases.  Prior to the amendment, the funding for ordinary repurchases was limited to the proceeds from the DRP during a particular quarter.  The A&R SRP limits the dollar amount for any repurchases made by us each calendar quarter to an amount equal to a percentage determined in the sole discretion of our board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter.  We continue to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for the Reverse Stock Split.

If either or both of the repurchase limitations prevent us from repurchasing all of the shares offered for repurchase during a calendar quarter, we will repurchase shares, on a pro rata basis within each category below, in accordance with the repurchase limitations in the following order: (a) first, all repurchases sought upon a stockholder’s death or qualifying disability and (b) second, all ordinary repurchases. Shares not repurchased due to the pro rata impact will be included in the list of requests in the immediately following calendar quarter, unless the request is withdrawn. The A&R SRP provides that a requesting party must own shares of at least $500 after giving effect to any repurchase by the Company. If a requesting party would fail to maintain this minimum balance after giving effect to any repurchase, we may, in our discretion, repurchase the remaining balance of shares which is less than $500, subject to the 5% share limit described above. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. In addition, our board of directors, in its sole direction, may, at any time, amend, suspend or terminate the SRP.

Repurchases through the SRP were $22.5 million, $21.1 million and $9.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, our liability related to the SRP was $5.5 million and $2.5 million, respectively, recorded in other liabilities on our consolidated balance sheets.

Segment Data

We currently view our real estate portfolio as one reportable segment in accordance with U.S. GAAP.  Accordingly, we did not report any other segment disclosure for the years ended December 31, 2018, 2017 and 2016.  For information related to our business segment, reference is made to Note 12 – “Segment Reporting” which is included in our December 31, 2018 Notes to Consolidated Financial Statements in Item 8.

Tax Status

We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), commencing with the tax year ended December 31, 2013. Commencing with such taxable year, we were organized and began operating in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code and believe we have so qualified. As a result, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments and excluding any net capital gain) to its stockholders. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal and state income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes. The earnings of any taxable REIT subsidiaries, generally will be subject to U.S. federal corporate income tax.

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

Environmental Matters

As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions. We do not believe that our existing portfolio as of December 31, 2018 will require us to incur material expenditures to comply with these laws and regulations.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Internet address located at www.sec.gov. The website contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Risks Related to Our Business

We have incurred net losses on a basis in accordance with U.S. GAAP for the years ended December 31, 2018, 2017 and 2016.

We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2018, 2017 and 2016 of $23.3 million, $19.1 million and $8.0 million, respectively.  Our losses can be attributed, in part, to non-cash expenses, such as depreciation and amortization, acquisition related expenses and, in 2018 and 2017, impairment charges. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

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

Prior to December 31, 2015, our Business Manager had forgone business management fees and acquisition fees of $0.7 million and $4.8 million, respectively.

We have funded and may continue to fund distributions from, among other things, advances or contributions from our Business Manager or IREIC or from the cash retained by us in the case that our Business Manager defers, accrues or waives all, or a portion, of its business management fee, or waives its right to be reimbursed for certain expenses.  Neither our Business Manager nor IREIC has any obligation to provide us with advances or contributions, and our Business Manager is not obligated to defer, accrue or waive any portion of its business management fee, or reimbursements.  Further, there is no assurance that any of these other sources will be available to fund distributions.

There is no established public trading market for our shares, and our stockholders may not be able to sell their shares under our SRP and, if our stockholders are able to sell their shares under the SRP, or otherwise, they may not be able to recover the amount of their investment in our shares.

There is no established public trading market for our shares and no assurance that one may develop. This may inhibit the transferability of our shares.  Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading by a specified date.  There is no assurance the board will pursue a listing or other liquidity event at any time in the future.  In addition, even if our board decides to seek a listing of our shares of common stock, there is no assurance that we will satisfy the listing requirements or that our shares will be approved for listing. Even if our shares of common stock are approved for listing, we can provide no assurance regarding the price at which our shares may trade.  Thus, holders of our common stock should be prepared to hold their shares for an unlimited period of time. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number whichever is more restrictive) of the aggregate of the outstanding shares of our common stock by any single investor unless exempted by our board.

Moreover, our SRP contains numerous restrictions that limit our stockholders' ability to sell their shares, including those relating to the number of shares of our common stock that we can repurchase at any time and the type and amount of funds we may use to repurchase shares pursuant to the program. Also, under the SRP, we are only authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested, if we choose to repurchase them. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange.

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

On March 11, 2019, we announced an Estimated Per Share NAV of our common stock as of December 31, 2018 equal to $20.12 per share. To assist our board of directors in establishing the Estimated Per Share NAV, we engaged a third party specializing in providing real estate financial services. As with any methodology used to estimate value, the methodology employed by this third party was based upon a number of estimates and assumptions that may not have been accurate or complete. Further, different parties using different assumptions and estimates could have derived a different estimated per share net asset value, which could be significantly different from our Estimated Per Share NAV. The Estimated Per Share NAV will fluctuate over time and does not represent: (i) the price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares, (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities or (iv) the price a third party would pay to acquire our Company.

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

The availability of debt financing secured by commercial real estate is subject to tightened underwriting standards.  Further, interest rates have increased in the last three years, and may continue to increase, which may affect U.S. economic conditions as a whole, or real estate industry conditions such as:

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

We may not be able to successfully implement the strategic plan adopted by our board of directors on February 11, 2019.

On February 11, 2019, our board of directors adopted a strategic plan, pursuant to which we now plan to target a portfolio of 100% grocery-anchored properties. As part of this strategy, our management team and board will consider the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers, as well as the redevelopment of select centers within the current portfolio. There can be no assurance that we will be able to successfully implement the strategic plan, including acquiring grocery-anchored properties or selling non-core assets on acceptable terms. In addition, we cannot assure that our strategic plan will allow us to generate new capital or retain existing capital.

Competition with other non-traditional grocery retailers may reduce our profitability.

Tenants in the grocery industry will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as online grocery retailers and non-traditional grocery retailers such as mass merchandisers, super-centers, warehouse club stores and drug stores. Other retail centers within the market area of our properties will compete with our properties for customers, affecting their tenants’ cash flows and thus affecting their ability to pay rent.

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

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  The FDIC insures up to $250,000 per depositor per insured bank account.  At December 31, 2018, we had cash and cash equivalents exceeding these federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels.  The loss of our deposits would reduce the amount of cash we have available to fund our capital and operating needs and distributions.

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

We and our subsidiaries also may rely upon the exemption from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  As reflected in no-action letters, the SEC staff's position on Section 3(c)(5)(C) generally requires that at least 55% of an entity’s assets comprise qualifying real estate assets and that at least 80% of its assets must comprise qualifying real estate assets and real estate-related assets under the Investment Company Act.  Specifically, we expect each of our subsidiaries relying on Section 3(c)(5)(C) to invest at least 55% of its assets in mortgage loans, certain mezzanine loans and other interests in real estate that constitute qualifying real estate assets in accordance with SEC staff guidance, and an additional 25% of its assets in other types of mortgages, securities of REITs and other real estate-related assets such as debt and equity securities of companies primarily engaged in real estate businesses and securities issued by pass-through entities of which substantially all of the assets consist of qualifying real estate assets and/or real estate-related assets.  The remaining 20% of the entity’s assets can consist of miscellaneous assets.  These criteria may limit what we buy, sell and hold.

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

Our real estate assets and other investments may be subject to impairment charges.

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

Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. There can be no assurance that we will not take charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken. For the year ended December 31, 2018, we recognized an impairment charge to fully impair our investment in Mainstreet Texas Development Fund, LLC a joint venture to develop three transitional care/rapid recovery centers (“Mainstreet JV”), equal to $9.9 million and an impairment charge of $5.5 million to fully impair our note receivable from Mainstreet JV. For the year ended December 31, 2017, we recognized an impairment charge related to an investment property of $8.5 million. During the year ended December 31, 2016, we incurred no impairment charges. For further information related to impairment provision, reference is made to Note 15 – “Fair Value Measurements” which is included in our December 31, 2018 Notes to Consolidated Financial Statements in Item 8.

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

As of December 31, 2018, we owned 59 properties located in 24 states. We compete with numerous developers, owners and operators of commercial properties, many of which own properties similar to, and in the same market areas as, our properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants or retain existing tenants when their leases expire. To the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases. Also, if our competitors develop additional properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.

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

We have acquired, and may continue to acquire, unimproved real property or properties that are under development or construction. Investments in these properties are subject to the uncertainties generally associated with real estate development and construction, including those related to re-zoning land for development, environmental concerns of governmental entities or community groups and the developers’ ability to complete the property in conformity with plans, specifications, budgeted costs and timetables. If a developer fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A developer’s performance may also be affected or delayed by conditions beyond the developer’s control. Delays in completing construction could also give tenants the right to terminate leases. We may incur additional risks when we make periodic progress payments or other advances to developers before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to lease-up risks associated with newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

We have invested in Mainstreet JV to develop three transitional care/rapid recovery centers. During 2018, we funded our remaining equity commitment to Mainstreet JV, as well as the full $5.4 million of mezzanine loans. Subsequently, during 2018, we identified several indicators that suggested it was probable that we would not recover our equity investment in or the mezzanine loans advanced to Mainstreet JV. Such indicators included construction overruns, loss of a planned tenant and the related cost of re-leasing. Additionally, the construction mortgage lender to Mainstreet JV stopped funding the construction draws for two of the properties and began foreclosure proceedings. As we do not intend to fund any more investments in Mainstreet JV and we do not expect to recover any of our previous investments, we have determined an impairment for both our investment in and notes receivable from Mainstreet JV is appropriate.

During the year ended December 31, 2018, we recorded an impairment to our investment in Mainstreet JV of $9.9 million and an impairment to our notes receivable from unconsolidated entities of $5.5 million, both included in provision for impairment of investment in and note receivable from unconsolidated entities on the consolidated statement of operations and comprehensive loss. Both amounts represent a full impairment of such investments.

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

If we are unable to borrow money at favorable rates, we may be unable to acquire additional real estate assets or refinance existing loans at maturity. Further, we have obtained and may continue to enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution to our stockholders.  Further, during periods of rising interest rates, we may be forced to sell one or more of our properties in order to repay existing loans, which may not permit us to maximize the return on the particular properties being sold. At December 31, 2018, we had $135.2 million or 19.1% of our total debt that bore interest at variable rates with a weighted average interest rate equal to 4.15%. We had variable rate debt subject to swap agreements fixing the rate of $402.2 million or 56.7% of our total debt at December 31, 2018.

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

We entered into a credit agreement, as amended, for a $350.0 million credit facility (the “Credit Facility”) consisting of a revolving credit facility providing initial revolving credit commitments in an aggregate amount of $200.0 million Revolving Credit Facility and a term loan facility providing initial term loan commitments in an aggregate amount of $150.0 million (the “Term Loan”).  The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of ten unencumbered properties with an unencumbered pool value of $200.0 million or above and by a guaranty by certain of our subsidiaries. At December 31, 2018, we had $134.5 million outstanding under the Revolving Credit Facility and $150.0 million outstanding under the Term Loan. Our availability under the Revolving Credit Facility was $65.5 million as of December 31, 2018.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a minimum tangible net worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. These covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our Funds from Operations, or “FFO,” excluding acquisition expenses, or “adjusted FFO,” for that period. For the year ended December 31, 2018, distributions did not exceed 95% of our adjusted FFO.

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

We entered into mezzanine loan agreements pursuant to which we made a mezzanine financing commitment of $5.5 million in the aggregate to the Mainstreet JV in connection with the development of three transitional care/rapid recovery centers. For the year ended December 31, 2018, we recognized an impairment charge to fully impair this receivable from Mainstreet JV, because we determined that the collection of the receivable is improbable. We may continue to invest in mezzanine debt and other subordinated debt. These types of investments carry a higher degree of risk of loss than senior secured debt investments because in the event of default and foreclosure, holders of senior liens will be paid in full before subordinated investors and, depending on the value of the underlying collateral, there may not be sufficient assets to pay all or any part of amounts owed to subordinated investors. Moreover, mezzanine debt and other subordinated debt investments may have higher loan-to-value ratios than conventional senior lien financing, resulting in less equity in the collateral and increasing the risk of loss of principal. If a borrower defaults or declares bankruptcy, we may be subject to agreements restricting or eliminating our rights as a creditor, including rights to call a default, foreclose on collateral, accelerate maturity or control decisions made in bankruptcy proceedings. In addition, senior lenders may limit the amount or timing of interest and principal payments while the senior secured debt is outstanding.

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

Fluctuations in interest rates could materially affect our financial results.

At December 31, 2018, we had $135.2 million of debt or 19.1% of our total debt bearing interest at variable rates with a weighted average interest rate equal to 4.15% per annum. We had variable rate debt subject to swap agreements of $402.2 million or 56.7% of our total debt at December 31, 2018. If interest rates on all debt which bears interest at variable rates as of December 31, 2018 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.4 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2018 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks. However, at this time, it is not possible to predict the effect of any changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Uncertainty as to the nature of these potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including our material contracts that are indexed to USD-LIBOR. Furthermore, we may need to renegotiate any floating LIBOR based debt extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, potential effect of any such event on our business, financial condition and results of operations cannot yet be determined.

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

We pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of IREIC for services provided to us.  Our Business Manager receives fees based on the aggregate book value, including acquired intangibles, of our invested assets. Further, our Real Estate Manager receives fees based on the gross income from properties under management and may also receive leasing and construction management fees.  Other parties related to, or affiliated with, our Business Manager or Real Estate Manager may also receive fees or cost reimbursements from us.  These compensation arrangements may cause these entities to take or not take certain actions.  For example, these arrangements may provide an incentive for our Business Manager to: (1) borrow more money than prudent to increase the amount we can invest; or (2) retain instead of sell assets, even if our stockholders may be better served by a sale or other disposition of the assets.  The interests of these parties in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock.

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

Federal Income Tax Risks

If we fail to remain qualified as a REIT, our operations and distributions to stockholders will be adversely affected.

If we were to fail to remain qualified as a REIT, without the benefit of certain relief provisions, in any taxable year:

•	we would not be allowed to deduct dividends paid to stockholders when computing our taxable income;
•	we would be subject to federal and state income tax on our taxable income at regular corporate rates;
•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which we failed to qualify, unless entitled to relief under certain statutory provisions;
•	we would have less cash to pay distributions to stockholders; and
•	we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of being disqualified.

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

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. For tax years beginning after December 31, 2017, noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would result in a maximum effective federal income tax rate on them of 29.6% (or 33.4% including the 3.8% surtax on net investment income); although, the 20% deduction is scheduled to sunset after December 31, 2025. However, a portion of our distributions may: (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us; (2) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from any taxable REIT subsidiaries or certain other taxable C corporations in which we own shares of stock; or (3) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is generally not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in our common stock.  Distributions that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our common stock generally will be taxable as capital gain.

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

Our ability to dispose of property during the first two years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not meet a safe harbor available under the Internal Revenue Code, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any wholly owned subsidiary (or entity in which we are treated as a partner), excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Determining whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We cannot provide assurance that any particular property we own, directly or through any wholly owned subsidiary (or entity in which we are treated as a partner), excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.  The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax; however, there is no assurance that we will be able to qualify for the safe harbor.  Even if we do not hold property for sale in the ordinary course of a trade or business, there is no assurance that our position will not be challenged by the Internal Revenue Service, especially if we make frequent sales or sales of property in which we have short holding periods.

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

To continue to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, certain government securities and qualified real estate assets, including shares of stock in other REITs, certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than securities that qualify for the 75% asset test and securities of qualified REIT subsidiaries and taxable REIT subsidiaries) generally cannot exceed 10% of the outstanding voting securities of any one issuer, 10% of the total value of the outstanding securities of any one issuer, or 5% of the value of our assets as to any one issuer.  In addition, no more than 25% of the value of our total assets may be securities (other than securities that qualify for the 75% asset test and securities of qualified REIT subsidiaries), no more than 20% of the value of our total assets may consist of stock or securities of one or more taxable REIT subsidiaries and no more than 25% of our assets may be represented by publicly offered REIT debt instruments that do not otherwise qualify under the 75% asset test. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

(Dollar amounts in thousands, except per square foot amounts)

The table below presents a summary of our investment properties as of December 31, 2018 and 2017.

	As of December 31, 2018	As of December 31, 2017
Number of properties	59	59
Purchase price	$1,414,253	$1,412,841
Total square footage	6,870,124	6,860,923
Weighted average physical occupancy	94.1%	93.9%
Weighted average economic occupancy	94.7%	94.8%
Weighted average remaining lease term (years)	6.0	6.4

As of December 31, 2018 and 2017, ABR per square foot averaged $17.30 and $17.16, respectively, for all properties owned. ABR is calculated by annualizing the current, in-place monthly base rent for leases, including any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. ABR including ground leases averaged $14.94 and $14.81, as of December 31, 2018 and 2017, respectively.

The table below presents information for each of our investment properties as of December 31, 2018.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Dollar General (12 properties)	Various	111,890	100.0%	100.0%	$7,447	4.33%
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	159,258	98.1%	98.1%	—	—
Park Avenue (a)	Little Rock, AR	79,131	66.7%	100.0%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	100.0%	100.0%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	72.0%	72.0%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	100.0%	100.0%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	88.6%	88.6%	—	—
Dogwood Festival (a)	Flowood, MS	187,610	92.7%	92.7%	—	—
Pick N Save Center (a)	West Bend, WI	94,000	89.4%	89.4%	—	—
Harris Plaza (a)	Layton, UT	125,965	84.7%	84.7%	—	—
Dixie Valley	Louisville, KY	119,981	92.5%	94.1%	6,798	3.62%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	94.6%	94.6%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	94.8%	94.8%	—	—
Harvest Square	Harvest, AL	70,590	94.1%	94.1%	6,599	4.65%
Heritage Square	Conyers, GA	22,385	100.0%	100.0%	4,460	5.10%
The Shoppes at Branson Hills (a)	Branson, MO	256,329	92.9%	92.9%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	98.1%	98.1%	—	—
Shoppes at Lake Park (a)	West Valley City, UT	52,997	93.2%	93.2%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	96.4%	96.4%	13,100	3.24%
Eastside Junction	Athens, AL	79,700	87.7%	87.7%	6,126	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	95.7%	95.7%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	100.0%	100.0%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	95.8%	95.8%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	83.5%	95.6%	4,650	5.30%
Whispering Ridge (a)	Omaha, NE	69,676	39.8%	39.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	96.4%	96.4%	—	—
White City	Shrewsbury, MA	257,121	93.4%	94.7%	49,400	3.24%
Treasure Valley (a)	Nampa, ID	133,292	100.0%	100.0%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	75.2%	75.2%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.2%	98.2%	13,700	3.30%
2727 Iowa Street (a)	Lawrence, KS	85,044	100.0%	100.0%	—	—
Settlers Ridge	Pittsburgh, PA	473,821	98.6%	98.6%	76,532	3.70%
Milford Marketplace	Milford, CT	111,720	96.1%	96.1%	18,727	4.02%
Marketplace at El Paseo	Fresno, CA	224,683	96.6%	97.4%	38,000	2.95%
Blossom Valley Plaza (a)	Turlock, CA	111,435	97.5%	97.5%	—	—
The Village at Burlington Creek	Kansas City, MO	158,049	80.8%	80.8%	17,722	4.25%
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	100.0%	100.0%	—	—
Marketplace at Tech Center	Newport News, VA	210,297	95.5%	95.5%	47,550	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,662	95.1%	95.1%	43,680	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	99.1%	99.1%	—	—
Pentucket Shopping Center	Plaistow, NH	198,469	98.0%	98.0%	14,700	3.65%
Coastal North Town Center - Phase II	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
Portfolio total		6,870,124	94.1%	94.7%	$424,574	3.71%

(a)	Property is included in the pool of unencumbered properties under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of December 31, 2018.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
Dicks Sporting Goods, Inc	6	$3,511	3.6%	$12.72	276,038	4.0%
The Kroger Co	4	3,374	3.5%	13.52	249,493	3.6%
TJ Maxx/HomeGoods/Marshalls	13	3,194	3.3%	9.70	329,253	4.8%
Petsmart	10	2,830	2.9%	14.58	194,077	2.8%
Ross Dress for Less, Inc	9	2,409	2.5%	10.16	237,165	3.5%
Albertsons/Jewel/Shaws	2	2,304	2.4%	18.02	127,892	1.9%
Ulta Salon, Cosmetics & Fragrance	10	2,261	2.3%	21.69	104,276	1.5%
Kohl's Department Stores	4	1,888	1.9%	5.68	332,461	4.8%
LA Fitness (Fitness International)	2	1,810	1.9%	20.20	89,600	1.3%
Giant Eagle	1	1,805	1.8%	13.96	129,340	1.9%
Top ten tenants	61	$25,386	26.1%	$12.27	2,069,595	30.1%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at December 31, 2018.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,541,604	23.7%	12.1%
Home Goods	987,023	15.2%	9.0%
Grocery	950,042	14.6%	13.9%
Lifestyle, Health Clubs, Books & Phones	806,560	12.4%	15.4%
Restaurant	545,530	8.4%	15.9%
Apparel & Accessories	461,960	7.1%	10.4%
Sporting Goods	333,719	5.1%	4.9%
Pet Supplies	288,642	4.4%	4.6%
Consumer Services, Salons, Cleaners, Banks	282,833	4.3%	7.4%
Health, Doctors & Health Foods	164,121	2.5%	4.6%
Other	143,137	2.3%	1.8%
Total	6,505,171	100.0%	100.0%

The following table sets forth a summary, as of December 31, 2018, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	52%	7.0
Junior Box	5,000-9,999	15%	5.7
Small Shop	Less than 5,000	33%	4.4
Total		100%	6.0

Lease Expirations

The following table sets forth a summary, as of December 31, 2018, of lease expirations scheduled to occur during each of the calendar years from 2019 to 2028 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to December 31, 2018. Annualized base rent represents the rent in place for the applicable property at December 31, 2018. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $87,562, or $17.30 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2019 (including month-to-month)	78	301,026	4.6%	$4,935	5.1%	$16.40
2020	99	533,020	8.2%	8,815	9.1%	16.54
2021	92	363,879	5.6%	7,320	7.5%	20.12
2022	91	571,575	8.8%	10,800	11.1%	18.90
2023	109	822,398	12.6%	12,517	12.9%	15.22
2024	74	722,996	11.1%	12,451	12.8%	17.22
2025	71	631,811	9.7%	11,372	11.7%	18.00
2026	39	445,879	6.9%	6,093	6.3%	13.66
2027	35	376,558	5.8%	4,641	4.8%	12.32
2028	33	689,019	10.6%	6,303	6.5%	9.15
Thereafter	29	1,047,010	16.1%	11,923	12.3%	11.39
Leased Total	750	6,505,171	100.0%	$97,170	100.0%	$14.94

Item 3.	Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our shares of common stock. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Pursuant to a strategic plan adopted by our board on February 11, 2019, we plan to move toward a liquidity event in the next 24 to 36 months, or sooner, market conditions permitting, most likely through a listing on a national securities exchange. However, there is no assurance that we will list our shares. Further, there is no assurance that stockholders will be able to sell their shares at a time or price acceptable to them. We publish an estimated per share value of our common stock to assist broker dealers that sold our common stock in the Offering to comply with the rules published by FINRA.  On March 5, 2019, our board established an Estimated Per Share NAV of our common stock as of December 31, 2018 equal to $20.12 per share. The previously established estimated per share NAV of our common stock as of December 31, 2017 was equal to $22.35 per share.

We engaged CBRE Capital Advisors, Inc., a FINRA registered broker dealer firm that specializes in providing real estate financial services (“CBRE Cap”), to assist our board in establishing an Estimated Per Share NAV as of December 31, 2017. CBRE Cap provided an analysis of our assets and liabilities (including individual property-level analysis), all of which was used to estimate a range of Estimated Per Share NAVs. The engagement of CBRE Cap was based on a number of factors, including CBRE Cap’s expertise in valuation services and its, and its affiliates, breadth and depth of experience in real estate services. CBRE Cap engaged CBRE Valuation & Advisory Services, an affiliate of CBRE Cap that conducts appraisals and valuations of real properties (the “MAI Appraisals”), to perform cash flow projections and unlevered, ten-year discounted cash flow analyses from restricted-use appraisals for each of our wholly-owned operating assets as of December 31, 2017 (the “Valuation Date”). Based, in part, on the MAI Appraisals, CBRE Cap developed a valuation analysis of our assets and liabilities and provided that analysis to our board in a report dated March 20, 2018 that contained, among other information, a range of per share net asset values for our common stock as of the Valuation Date (the “Valuation Report”). There were no changes between December 31, 2017 and the date of the Valuation Report that our Business Manager believes would have materially impacted the overall Estimated Per Share NAV. We are not affiliated with CBRE, CBRE Cap or any of their affiliates. While we and affiliates or related parties of our Business Manager have engaged and may engage CBRE Cap or its affiliates in the future for valuations and commercial real estate-related services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of CBRE Cap.

To estimate our per share value, CBRE Cap utilized the “net asset value” or “NAV” method, also known as the appraised value methodology, which is based on the fair value of real estate, real estate related investments and all other assets, less the fair value of total liabilities.  The fair value estimate of our real estate assets is equal to the sum of their individual real estate values.  Generally, CBRE Cap estimated the value of our real estate assets using several methodologies, including a discounted cash flow, or “DCF,” of projected net operating income, less capital expenditures, for each property, for the ten-year period ending December 31, 2028, and applied a discount rate which it believed was consistent with the inherent level of risk associated with the asset. The other methodologies considered consisted of the “direct cap rate” and “sales comparison” approaches.  CBRE Cap believed use of the DCF approach was more appropriate because of the large percentage of multi-tenant assets owned by us. With respect to a joint venture to develop three transitional care/rapid recovery centers, because the investment was impaired, we assigned no value.  For all other assets, such as other current assets, fair value was determined separately based on book value.  The Business Manager determined the fair market value of our debt by comparing current market interest rates to the contract rates on our long-term debt and discounting to present value the difference in future payments.  The fair market value of our debt was reviewed by CBRE Valuation & Advisory Services for reasonableness and utilized in the Valuation Report.  The estimated value of the incentive fee payable to the Business Manager is equal to 10% of the amount by which the value of our shares, plus distributions paid, exceeds a return of stockholders’ capital plus a 7% cumulative, pre-tax, non-compounded return to the stockholders.  CBRE Cap determined that no incentive fee would be payable under a hypothetical liquidation occurring within the range of values provided in the Valuation Report. CBRE Cap determined NAV in a manner consistent with the definition of fair value under U.S. GAAP set forth in FASB’s Topic ASC 820, Fair Value Measurements and Disclosures.

Net asset value per share was estimated by subtracting the fair value of our total liabilities from the fair value of our total assets and dividing the result by the number of common shares outstanding as of the Valuation Date.  CBRE Cap created a valuation range by first establishing a discount rate and terminal capitalization rate for each real estate asset.  CBRE Cap then applied a discount rate and terminal capitalization rate sensitivity analysis by varying the discount rate and terminal capitalization rate of each real estate asset by 2.5% in either direction, which represents an approximate 5% sensitivity on the discount rates and terminal capitalization rates, resulting in a value range equal to $19.57 to $21.79 per share.  The mid-point in that range was $20.68.  Discount rates and terminal capitalization rates were sourced from the MAI Appraisals and varied by location, asset quality and supply and demand metrics.  The Estimated Per Share NAV determined by our board of $20.12 assumes a weighted average discount rate equal to 7.76% and a weighted average terminal capitalization rate of 7.08%. The estimated value of our real estate assets reflects an overall decrease of 1.0% compared to our original cost of the real estate assets plus any capital expenditures invested by us.

The terminal capitalization rate and discount rate have a significant impact on the estimated value under the net asset value method.  The following chart presents the impact of changes to the Estimated Per Share NAV based on variations in the terminal capitalization rate and discount rate within the range of values determined by CBRE Cap.

	Range of Value and Rate
	Low	Estimated Value	Mid-point	High
Share Price	$19.57	$20.12	$20.68	$21.79
Terminal Capitalization Rate	7.16%	7.08%	7.00%	6.81%
Discount Rate	7.85%	7.76%	7.66%	7.47%

The following table summarizes the individual components presented to our board to estimate per share values as of the dates presented:

	Per Share as of December 31, 2018	Per Share as of December 31, 2017
Real Estate Assets	$40.33	$41.34
Cash and Other Assets, Net of Other Liabilities (1)	(0.13)	0.30
Fair Market Value of Debt (2)	(20.08)	(19.29)
Estimated Per Share NAV	$20.12	$22.35

(1)

Includes the following items based on book value: (i) cash and cash equivalents; (ii) investment in unconsolidated entities (after accounting for impairment charges); (iii) accounts and rent receivables; (iv) other assets; (v) accounts payable and accrued expenses; (vi) distributions payable; (vii) due to related parties and (viii) other liabilities.  Includes present value of unpaid earnout liabilities of ($0.03) as of December 31, 2017. There was no earnout liability outstanding as of December 31, 2018.

(2)	Comprised of mortgage loans and credit facility payable, as adjusted for fair market value.

The primary factors that impacted our Estimated Per Share NAV as compared to our prior NAV determination as of December 31, 2017 were (i) a decrease in the value of the real estate assets due to higher terminal capitalization rates and discount rates applied to certain assets and an increase in vacancies and a decrease in rents at certain properties, (ii) a decrease in cash and other assets, net of other liabilities, as a result of the impairment in value of the joint venture investment plus increased liability for distributions and share repurchases payable as the timing of payments was adjusted from a monthly to a quarterly basis (iii) an increase in the fair market value of debt due to an increase in the line of credit balance outstanding, which was partially used to fund capital expenditures, the joint venture investment that was impaired and earnouts, and a decrease in market interest rates.

Our board reviewed the Valuation Report, met with representatives from CBRE Cap in person and considered the material assumptions and valuation methodologies applied and described therein.  Taking into consideration the reasonableness of the valuation methodologies, assumptions, and the conclusions contained in the Valuation Report, on March 5, 2019, our board unanimously determined our total estimated net asset value to be approximately $711.1 million, or $20.12 per share, based on a share count of approximately 35.3 million shares issued and outstanding as of the Valuation Date.  The Valuation Report contained a range for the Estimated Per Share NAV of $19.57 to $21.79.  The mid-point of the range of values provided by CBRE Cap was $20.68. The Estimated Per Share NAV of $20.12 is lower than the mid-point of the range. While our portfolio is stabilized with an economic occupancy of 94.7%, our board observed that retail real estate continues to experience volatility as a result of, among other things, shifting consumer preferences and Internet competition.  Approximately 38% of annualized base rent for leases in-place as of December 31, 2018 is generated from non-grocery big box retailers, a retail sector the Business Manager believes is currently impacted relatively more than certain other retail sectors by the evolution in consumer shopping preferences and, as a result, experiencing price dislocation. Given these factors, as well as the volatility in the equity markets, our board selected an Estimated Per Share NAV slightly lower than the mid-point of the range of values provided by CBRE Cap.

Our board’s determination of the Estimated Per Share NAV was undertaken in accordance with our valuation policy and the recommendations and methodologies of the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), a trade association for non-listed direct investment vehicles (“IPA”), as set forth in IPA Practice Guideline 2013-01 “Valuations of Publicly Registered Non-Listed REITs” (the “IPA Practice Guideline”).  In accordance with the valuation policy and the IPA Practice Guideline, the Estimated Per Share NAV excludes any value adjustments due to the size and diversification of our portfolio of assets.

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

The Estimated Per Share NAV represents a snapshot in time, will likely change, and does not represent the amount a stockholder would receive now or in the future for his or her shares of our common stock.  Stockholders should not rely on the Estimated Per Share NAV in making a decision to buy or sell shares of our common stock.  The Estimated Per Share NAV is based on a number of assumptions, estimates and data that are inherently imprecise and susceptible to uncertainty and changes in circumstances, including changes to the value of individual assets as well as changes and developments in the real estate and capital markets, changes in interest rates, and changes in the composition of our portfolio.

We have engaged CBRE Cap for the past four years, and currently intends to continue to engage CBRE Cap in the future, to perform appraisals of our properties and report a range of possible net asset values per share for our common stock. We currently expect to publish an updated Estimated Per Share NAV on at least an annual basis.

As of March 14, 2019, we had 16,557 stockholders of record.

Distributions

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

During the year ended December 31, 2018, we declared quarterly distributions in an amount equal to $0.335 per share, which represents an annualized rate of 6% based on the previously estimated per share NAV as of December 31, 2017 of $22.35, payable in arrears the following quarter. During the year ended December 31, 2017, we declared distributions based on a daily record date. The distributions declared in 2017 were equal to a daily amount $0.00410959 per share based upon a 365-day period.

The following table shows the sources for the payment of distributions to common stockholders for the periods indicated (Dollar amounts in thousands):

	Year Ended December 31, 2018		Year Ended December 31, 2017
		% of Distributions		% of Distributions
Distributions:
Distributions paid in cash	$20,974		$26,246
Distributions reinvested through DRP	19,339		27,069
Total distributions	$40,313		$53,315
Source of distribution coverage:
Cash flows provided by operating activities	$40,313	100%	$50,871	95%
Proceeds from DRP	—	0%	2,444	5%
Total source of distribution coverage	$40,313	100%	$53,315	100%
Cash flows provided by operating activities (U.S. GAAP basis)	$45,051		$50,871
Net loss (in accordance with U.S. GAAP)	$(23,276)		$(19,102)

The following table compares cumulative distributions paid to cumulative net loss (in accordance with U.S. GAAP) for the period from August 24, 2011 (date of inception) through December 31, 2018 (Dollar amounts in thousands):

For the Period from August 24, 2011 (Date of Inception) to December 31, 2018
Distributions paid:
Common stockholders in cash	$99,176
Common stockholders reinvested through DRP	100,942
Total distributions paid	$200,118
Reconciliation of net loss:
Revenues	$477,772
Acquisition and transaction related expenses	(19,669)
Provision for asset impairment	(8,530)
Depreciation and amortization	(222,796)
Other operating expenses	(197,623)
Provision for impairment of investment in and note receivable from unconsolidated entities	(15,405)
Other non-operating expenses	(85,567)
Net loss (in accordance with U.S. GAAP) (1)	$(71,818)
Funds from operations (2)	$174,914
Cash flows provided by operating activities	$160,624

(1)

Net loss, as defined by U.S. GAAP, includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions and provision for impairment related to our joint venture investment and asset impairment.

(2)	For information related to the calculation of funds from operations, see “Non-U.S. GAAP Financial Measures” in this Item 7.

Share Repurchase Program

We adopted a share repurchase program effective October 18, 2012, under which we are authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested, if we choose to purchase them. In the case of “exceptional repurchases,” the one year holding period does not apply. The SRP was amended and restated effective January 1, 2018 to change the processing of repurchase requests from a monthly to a quarterly basis to align with the move to quarterly distributions. On February 11, 2019, our board adopted the A&R SRP, which will become effective on March 21, 2019.

Under the A&R SRP, we are authorized to make ordinary repurchase at a price equal to 80.0% of the “share price,” which is defined in the A&R SRP as an amount equal to the lesser of: (A) $25, as adjusted under certain circumstances, including, among other things, if the applicable shares were purchased from the Company at a discounted price; or (B) the most recently disclosed estimated value per share. Prior to the amendment, we were authorized to make ordinary repurchases at a price ranging from 92.5% to 100% of the “share price.” In the case of “exceptional repurchases,” we may repurchase shares at a repurchase price equal to 100% of the “share price.” Beginning with repurchases in April 2019, the “share price” will be equal to $20.12 per share until we announce a new Estimated Per Share NAV. Accordingly, ordinary repurchases will be at $16.10 per share and “exceptional repurchases” will be at $20.12 per share.

The A&R SRP provides our board of directors with the discretion to reduce the funding limit for share repurchases.  Prior to the amendment, the funding for ordinary repurchases was limited to the proceeds from the DRP during a particular quarter.  The A&R SRP limits the dollar amount for any repurchases made by us each calendar quarter to an amount equal to a percentage determined in the sole discretion of our board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter.  We continue to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for the Reverse Stock Split.

If either or both of the repurchase limitations prevent us from repurchasing all of the shares offered for repurchase during a calendar quarter, we will repurchase shares, on a pro rata basis within each category below, in accordance with the repurchase limitations in the following order: (a) first, all repurchases sought upon a stockholder’s death or qualifying disability and (b) second, all ordinary repurchases. Shares not repurchased due to the pro rata impact will be included in the list of requests in the immediately following calendar quarter, unless the request is withdrawn. The A&R SRP provides that a requesting party must own shares of at least $500 after giving effect to any repurchase by the Company. If a requesting party would fail to maintain this minimum balance after giving effect to any repurchase, we may, in our discretion, repurchase the remaining balance of shares which is less than $500, subject to the 5% share limit described above.

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

The following table summarizes the repurchases of shares under the SRP during the year ended December 31, 2018 (Dollar amounts in thousands except per share amounts):

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 2018	—	—	—	—	—	1,774,922
February 2018	—	—	—	—	—	1,774,922
March 2018	309,725	262,792	$22.00	$5,782	262,792	1,512,130
April 2018	—	—	—	—	—	1,512,130
May 2018	—	—	—	—	—	1,512,130
June 2018	492,462	257,232	$22.09	$5,682	257,232	1,254,898
July 2018	—	—	—	—	—	1,254,898
August 2018	—	—	—	—	—	1,254,898
September 2018	718,161	253,776	$22.14	5,618	253,776	1,001,122
October 2018	—	—	—	—	—	1,001,122
November 2018	—	—	—	—	—	1,001,122
December 2018	1,010,699	246,423	$22.17	$5,463	246,423	754,699
Total	2,531,047	1,020,223	$22.10	$22,545	1,020,223

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

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total assets	$1,320,069	$1,375,370	$1,357,560	$1,401,368	$569,797
Mortgages and credit facility payable, net (a)	$705,884	$691,465	$606,025	$584,499	$184,344

	For the year ended December 31
	2018	2017	2016	2015	2014
Total income	$128,701	$129,157	$121,498	$76,542	$18,946
Net loss (b)	$(23,276)	$(19,102)	$(7,961)	$(13,436)	$(4,356)
Net loss per common share, basic and diluted (c)	$(0.65)	$(0.54)	$(0.23)	$(0.48)	$(0.53)
Distributions paid to common stockholders	$40,313	$53,315	$52,358	$42,537	$10,597
Distributions declared to common stockholders	$47,700	$53,364	$52,449	$44,908	$12,318
Distributions declared per common share	$1.34	$1.50	$1.50	$1.58	$1.50
Cash flows provided by operating activities	$45,051	$50,871	$36,203	$27,080	$2,922
Cash flows used in investing activities	$(18,623)	$(83,282)	$(89,991)	$(740,542)	$(310,485)
Cash flows (used in) provided by financing activities	$(27,032)	$32,398	$(21,151)	$691,434	$386,800
Weighted average number of common shares outstanding, basic and diluted	35,589,729	35,571,249	34,963,827	27,737,301	8,226,376

(a)	Includes unamortized mortgage premiums and debt issuance costs.
(b)

For the year ended December 31, 2018, we recognized an asset impairment of $5.5 million and an impairment charge of $9.9 million related to our joint venture investment. For the year ended December 31, 2017, we recognized an asset impairment related to an investment property of $8.5 million.

(c)	The net loss per common share, basic and diluted is based upon the weighted average number of common shares outstanding for the period ended.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2018, 2017 and 2016;
•

There is no established public trading market for our shares, our stockholders may not be able to sell their shares under our SRP and, if our stockholders are able to sell their shares under the SRP, or otherwise, they may not be able to recover the amount of their investment in our shares;

•	There is no assurance our board of directors will pursue a listing or other liquidity event at any time in the future;
•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
•	Our Sponsor may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Manager;
•	We do not have arm’s-length agreements with our Business Manager, our Real Estate Manager or any other affiliates of our Sponsor;
•	We pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of our Sponsor;
•

Our Business Manager and its affiliates face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders;

•	Our properties may compete with the properties owned by other programs sponsored by our Sponsor or IPCC for, among other things, tenants;
•	Our Business Manager is under no obligation, and may not agree, to continue to forgo or defer its business management fee;
•	If we fail to continue to qualify as a REIT, our operations and distributions to stockholders will be adversely affected; and
•	We may not be able to successfully implement the strategic plan adopted by our board of directors on February 11, 2019, which is described further below.

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

The following discussion and analysis is based on the consolidated financial statements for the years ended December 31, 2018, 2017 and 2016.  Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes thereto.

Overview

We were formed as a Maryland corporation on August 24, 2011 and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with the year ended December 31, 2013.  We are managed by our business manager, IREIT Business Manager & Advisor, Inc.

We have primarily focused on acquiring retail properties and intend to target a portfolio of 100% grocery-anchored properties as described below. We have invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets such as office and medical office buildings, multi-family properties and industrial/distribution and warehouse facilities if management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

At December 31, 2018, we had total assets of $1.3 billion and owned 59 properties located in 24 states containing 6.9 million square feet.  A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. The portfolio properties have staggered lease maturity dates and anchor tenants generally with strong credit ratings.

On January 16, 2018, we effected a 1-for-2.5 Reverse Stock Split whereby every 2.5 shares of our issued and outstanding common stock were converted into one share of our common stock. In accordance with U.S. GAAP, all share information presented has been retroactively adjusted to reflect the Reverse Stock Split.

We commenced Offering on October 18, 2012, which concluded on October 16, 2015.  We sold 33,534,022 shares of common stock generating gross proceeds of $834.4 million from the Offering.  On March 5, 2019, our board of directors determined an Estimated Per Share NAV of our common stock as of December 31, 2018 of $20.12.  The previously estimated per share net asset value as of December 31, 2017 equal to $22.35 was established on March 20, 2018.

Our board of directors approved a change to our distribution policy to transition the payment of cash distributions from a monthly basis to a quarterly basis, effective January 1, 2018.

We have invested in Mainstreet JV to develop three transitional care/rapid recovery centers. During 2018, we funded our remaining equity commitment to Mainstreet JV, as well as the full $5.4 million of mezzanine loans. Subsequently, during 2018, we identified several indicators that suggested it was probable that we would not recover our equity investment in or the mezzanine loans advanced to Mainstreet JV. Such indicators included construction overruns, loss of a planned tenant and the related cost of re-leasing. Additionally, the construction mortgage lender to Mainstreet JV stopped funding the construction draws for two of the properties and began foreclosure proceedings. As we do not intend to fund any more investments in Mainstreet JV and we do not expect to recover any of our previous investments, we have determined an impairment for both our investment in and notes receivable from Mainstreet JV is appropriate.

During the year ended December 31, 2018, we recorded an impairment to our investment in Mainstreet JV of $9.9 million and an impairment to our notes receivable from unconsolidated entities of $5.5 million, both included in provision for impairment of investment in and note receivable from unconsolidated entities on the consolidated statement of operations and comprehensive loss. Both amounts represent a full impairment of such investments.

On February 11, 2019, our board of directors approved a strategic plan with the goals of providing a liquidity event in the next 24 to 36 months, or sooner, market conditions permitting, most likely through a listing on a public securities exchange. The strategic plan centers around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team and our board of directors will consider the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers, as well as the redevelopment of select centers within the current portfolio. In connection with the strategic plan, the business management agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all future acquisition and disposition fees. In addition, our board of directors approved amendments to the SRP providing for ordinary repurchases at a price equal to 80.0% of the “share price,” as defined in the A&R SRP, and providing our board with the discretion to reduce the funding limit for share repurchases. For information related to the A&R SRP, reference is made to Note 3 – “Equity” which is included in our December 31, 2018 Notes to Consolidated Financial Statements in Item 8. There can be no assurance that the strategic plan will not evolve or change over time or that we will be able to successfully implement the strategic plan, including listing our common stock.

Company Highlights - Year Ended December 31, 2018

Financings

On August 1, 2018, we amended and restated our Credit Facility to among other things:

•

Increase the facility from $110.0 million to $350.0 million including a $200.0 million Revolving Credit Facility and $150.0 million Term Loan, with an accordion feature that allows for an increase in available borrowings up to $700.0 million, subject to certain conditions;

•	Extend the maturity date of the Revolving Credit Facility to August 1, 2022 with one 12-month extension;
•	Provide a Term Loan with a maturity date of August 1, 2023.

As a result of the additional liquidity available under the amended Credit Facility, we paid-off twelve mortgage loans with a principal balance of $184.7 million and terminated ten interest rate swap agreements with a notional amount of $131.3 million.

During the year ended December 31, 2018, we recorded a gain of $1.2 million related to the early termination of certain interest rate swap agreements that had corresponding early mortgage pay-offs.

We realized a loss on extinguishment of debt in the consolidated statements of operations and comprehensive loss of $0.4 million due to the write-off of the unamortized balance of debt issuance costs associated with ten loans that were repaid prior to maturity.

Outlook

Our portfolio provided another year of steady results with our properties performing as predicted and delivering high occupancy driven by robust leasing activity. Our primary focus is grocery-anchored neighborhood shopping centers with high levels of foot traffic that serves as a magnet for smaller in-line retailers. As the retail real estate market continues to evolve to accommodate consumers’ wants and needs, it is important to note that approximately 38% of our income derives from big box retailers that continue to be at risk of bankruptcy or downsizing due to shifting consumer preferences and pressure from online sales.

In an effort to maximize long-term stockholder value and lower our exposure to big box retailers, we instituted a strategic plan that centers around owning a portfolio of 100% grocery-anchored properties. We may consider selling or redeveloping certain properties with the goal of redeploying capital into strategically located grocery-anchored centers. We believe we will create value in the long term as we shift the portfolio in this direction and move toward a liquidity event in 24 to 36 months.

The current economic environment favors consumers. Chain Store Age (February 7, 2019) reports that wages are up 3.4 percent from last year, 3.5 million new jobs have been created in the past two years, and average gasoline prices are 65 cents per gallon below their October 2018 peak– a powerful combination of retail sales growth drivers behind consumer spending. U.S. retail sales from December 1 through 24, 2018, were up 5.1 percent to more than $850 billion – the strongest holiday retail sales performance in six years, according to Fortune (December 26, 2018).

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

At December 31, 2018, we had $134.5 million outstanding under the Revolving Credit Facility and $150.0 million outstanding under the Term Loan.  At December 31, 2018, the interest rate on the Revolving Credit Facility and the Term Loan was 4.15% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and we have the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions.  The Term Loan matures on August 1, 2023. As of December 31, 2018, we had $65.5 million available for borrowing under the Revolving Credit Facility.

As of December 31, 2018, we had total debt outstanding of $709.1 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.91% per annum.  As of December 31, 2018, the weighted average years to maturity for our debt was 4.4 years. As of December 31, 2018 and December 31, 2017, our borrowings were 50% and 49%, respectively, of the purchase price of our investment properties. At December 31, 2018, our cash and cash equivalents balance is $15.2 million.

We anticipate using our Credit Facility to pay-off two secured mortgage loans totaling a principal amount of $7.4 million maturing at the end of 2019. The average interest rate of the loans is 4.33%.

For information related to our debt maturities reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our December 31, 2018 Notes to Consolidated Financial Statements in Item 8.

Cash Flow Analysis

	For the year ended December 31,			Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$45,051	$50,871	$36,203	$(5,820)	$14,668
Net cash flows used in investing activities	$(18,623)	$(83,282)	$(89,991)	$64,659	$6,709
Net cash flows (used in) provided by financing activities	$(27,032)	$32,398	$(21,151)	$(59,430)	$53,549

Operating activities

Cash provided by operating activities decreased $5.8 million during 2018 compared to 2017 and increased $14.7 million during 2017 compared to 2016. The decrease from 2017 to 2018 was due to the timing of real estate tax payments, a decrease in prepaid rent and the payment of a deferred investment property acquisition obligation.  The increase from 2016 to 2017 is primarily due to the growth of our real estate portfolio (acquisition of two properties in 2016 and three properties in 2017).

Investing activities

	For the year ended December 31,			Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollar amounts in thousands)
Purchases of investment properties	$—	$(69,953)	$(79,034)	$69,953	$9,081
Capital expenditures	(10,087)	(6,209)	(9,320)	(3,878)	3,111
Investment in unconsolidated joint ventures	(2,736)	(6,917)	—	4,181	(6,917)
Other assets and restricted escrows	(5,800)	(203)	(1,637)	(5,597)	1,434
Net cash used in investing activities	$(18,623)	$(83,282)	$(89,991)	$64,659	$6,709

During the year ended December 31, 2018, cash used in investing activities was lower than 2017 primarily due to the fact that no properties were purchased during 2018. This decrease was offset by an increase in capital expenditures for existing properties.  Other assets in 2018 includes the fully funded note receivable from Mainstreet JV. During the year ended December 31, 2017 and 2016, cash was used primarily for acquisition related activities and capital improvements at certain of our properties. The decrease in cash used in investing activities in 2017 from 2016 was partially offset with our investment in an unconsolidated joint venture.

Financing activities

	For the year ended December 31,			Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(Dollar amounts in thousands)
Total net changes related to debt	$13,412	$85,043	$21,167	$(71,631)	$63,876
Proceeds from DRP	19,339	27,069	27,831	(7,730)	(762)
Shares repurchased	(19,612)	(19,984)	(8,754)	372	(11,230)
Distributions paid	(40,313)	(53,315)	(52,358)	13,002	(957)
Early termination of interest rate swap agreements	1,192	—	—	1,192	—
Other	(1,050)	(6,415)	(9,037)	5,365	2,622
Net cash (used in) provided by financing activities	$(27,032)	$32,398	$(21,151)	$(59,430)	$53,549

During 2018, proceeds provided from debt decreased $71.6 million from 2017, primarily due to the funding of investment properties during 2017 and no purchases during 2018.   During the years ended December 31, 2018, 2017 and 2016, we generated proceeds from the sale of shares pursuant to the DRP of $19.3 million, $27.1 million and $27.8 million, respectively.  For the years ended December 31, 2018, 2017 and 2016, share repurchases were $19.6 million, $20.0 million and $8.7 million, respectively. During the years ended December 31, 2018, 2017 and 2016, we paid $40.3 million, $53.3 million and $52.4 million, respectively, in distributions. During 2018, we received cash of $1,192 related to the early termination of interest rate swap agreements.

Distributions
A summary of the distributions declared, distributions paid and cash flows provided by operations for the years ended December 31, 2018, 2017 and 2016 follows (Dollar amounts in thousands, except per share amounts):

Year Ended December 31, (1)	Distributions Declared	Distributions Declared Per Share		Cash	Reinvested via DRP	Total	Cash Flows From Operations
2018	$47,700	$1.34	(2)	$20,974	$19,339	$40,313	$45,051
2017	$53,364	$1.50		$26,246	$27,069	$53,315	$50,871
2016	$52,449	$1.50		$24,527	$27,831	$52,358	$36,203

(1)

For the year ended December 31, 2018, distributions were funded by cash flow from operations. For the year ended December 31, 2017, distributions of $2,444 were paid from the proceeds of our DRP and the remaining distributions were paid from cash flow of operations. For the year ended December 31, 2016, distributions of $16,155 were paid from the cumulative net proceeds of our Offering and DRP and the remaining distributions were paid from cash flows from operations.

(2)	This amount represents an annualized rate of 6% based on the previously estimated per share NAV of our common stock as of December 31, 2017 equal to $22.35 which was established on March 20, 2018.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2018, 2017 and 2016.

This section describes and compares our results of operations for the years ended December 31, 2018, 2017 and 2016.  We generate primarily all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income. (Dollar amounts in thousands)

Comparison of the Years ended December 31, 2018 and 2017

A total of 56 investment properties that were acquired on or before January 1, 2017 represent our “same store” properties during the years ended December 31, 2018 and 2017.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2017. For the years ended December 31, 2018 and 2017, three properties constituted non-same store properties. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2018 and 2017, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2018	2017	Change	2018	2017	Change	2018	2017	Change
Rental income	$97,103	$95,816	$1,287	$91,890	$91,564	$326	$5,213	$4,252	$961
Tenant recovery income	28,470	29,098	(628)	27,458	28,010	(552)	1,012	1,088	(76)
Other property income	423	474	(51)	421	472	(51)	2	2	—
Total income	$125,996	$125,388	$608	$119,769	$120,046	$(277)	$6,227	$5,342	$885

Property operating expenses	$22,114	$21,681	$433	$21,213	$20,911	$302	$901	$770	$131
Real estate tax expense	15,841	15,992	(151)	15,260	15,472	(212)	581	521	60
Total property operating expenses	$37,955	$37,673	$282	$36,473	$36,383	$90	$1,482	$1,291	$191

Property net operating income	$88,041	$87,715	$326	$83,296	$83,663	$(367)	$4,745	$4,051	$694

Straight-line income, net	$1,180	$1,678	$(498)
Intangible amortization and inducement	867	1,403	(536)
General and administrative expenses	(4,869)	(5,200)	331
Acquisition related costs	(29)	(754)	725
Business management fee	(9,345)	(9,196)	(149)
Provision for asset impairment	—	(8,530)	8,530
Depreciation and amortization	(57,835)	(61,804)	3,969
Interest expense	(27,137)	(24,582)	(2,555)
Gain on early termination of interest rate swap agreements	1,151	—	1,151
Loss on extinguishment of debt	(411)	—	(411)
Interest and other income	516	147	369
Provision for impairment of investment in and note receivable from unconsolidated entities	(15,405)	—	(15,405)
Equity in earnings (loss) of unconsolidated entity	—	21	(21)
Net loss	$(23,276)	$(19,102)	$(4,174)

Net loss.  Net loss was $23,276 and $19,102 for the years ended December 31, 2018 and 2017, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the year ended December 31, 2018 with the results of the same investment properties owned during the year ended December 31, 2017, property net operating income decreased $367, total property income decreased $277, and total property operating expenses including real estate tax expense increased $90.

The decrease in “same store” total property income is primarily due to a decrease in tenant recovery income. The increase in “same store” total property operating expenses is primarily due to an increase in current year non-recoverable property expenses offset by a decrease in real estate tax expense.

“Non-same store” total property net operating income increased $694 during 2018 as compared to 2017. The increase is a result of acquiring three retail properties after January 1, 2017. On a “non-same store” basis, total property income increased $885 and total property operating expenses increased $191 during the year ended December 31, 2018 as compared to 2017 as a result of these acquisitions.

Straight-line income, net. Straight-line rent income decreased $498 in 2018 compared to 2017. This decrease is due to certain tenant rent increases in 2018 that decreased straight-line rental income.

Intangible amortization.  Intangible amortization income decreased $536 in 2018 compared to 2017. The decrease is primarily attributable to intangible assets and liabilities being written off or fully amortized.

General and administrative expenses.  General and administrative expenses decreased $331 in 2018 compared to 2017.  This decrease is primarily due to lower legal costs, lower salary expense reimbursements and a decrease in conference costs, partially offset by an increase in state tax expense.

Acquisition related costs.  Acquisition related expenses decreased $725 in 2018 compared to 2017. The decrease is attributable to the fact that there were no acquisitions in 2018 as well as an adjustment to the deferred investment property acquisition obligations.

Business management fee. Business management fees increased $149 in 2018 compared to 2017. The increase is due to the 2017 acquisitions of real estate which increased assets under management.  There have been no acquisitions in 2018.

Provision for asset impairment. During the year ended December 31, 2017, we recorded an impairment charge for one of our investment properties that was previously leased to Sports Authority based on the results of our evaluations for impairment due to a low occupancy rate, difficulty in leasing space, declining market rents and the related cost of re-leasing.

Depreciation and amortization.  Depreciation and amortization decreased $3,969 in 2018 compared to 2017. The decrease is primarily due to write-offs of replaced assets and a redevelopment in 2017.

Interest expense.  Interest expense increased $2,555 in 2018 compared to 2017. The increase is primarily due to additional financing of properties after January 1, 2017, increased amounts drawn under the Credit Facility and higher interest rates on our floating debt. Average debt outstanding increased $40,649 in 2018 compared to 2017.

Gain on early termination of interest rate swap agreements. During the year ended December 31, 2018, the Company recorded a gain of $1,151 related to the early termination of certain interest rate swap agreements that had corresponding early mortgage pay-offs.

Loss on extinguishment of debt. During the year ended December 31, 2018, the Company realized a loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss) of $411 due to the write-off of the unamortized balance of debt issuance costs associated with ten loans that were repaid prior to maturity.

Interest and other income.  Interest and other income increased $369 in 2018 compared to 2017.  The increase is primarily due to interest earned on our note receivable which was funded in 2018 and settlement income.

Provision for impairment of investment in and note receivable from unconsolidated entities.  During the year ended December 31, 2018, the Company recorded an impairment to its investment in and note receivable from Mainstreet JV of $9,865 and $5,540, respectively, as it determined that recovery is improbable. Both amounts represent a full impairment of such investments.

Comparison of the Years ended December 31, 2017 and 2016

A total of 54 investment properties that were acquired on or before January 1, 2016 represent our “same store” properties during the years ended December 31, 2017 and 2016.  “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2016. For the year ended December 31, 2017, five properties constituted non-same store properties and for the year ended December 31, 2016, two properties constituted non-same store properties. The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2017 and 2016, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

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

Acquisition related costs. Acquisition related expenses increased $2,310 in 2017 compared to 2016. The increase is attributed to adjustments to deferred investment property acquisition obligations.

Business management fee. Business management fees increased $616 in 2017 compared to 2016. The increase is due to the acquisition of real estate which increased assets under management.

Provision for asset impairment. Based on the results of our evaluations for impairment, we recorded impairment charges of $8,530 for the year ended December 31, 2017 with respect to a property that was previously leased to Sports Authority due to a low occupancy rate, difficulty in leasing space, declining market rents and the related cost of re-leasing.

Depreciation and amortization.  Depreciation and amortization increased $1,944 in 2017, as compared to 2016. The increase is primarily due to acquisitions in 2016 and 2017.

Interest expense.  Interest expense increased $2,947 in 2017 compared to 2016. The increase is primarily due to additional financing of properties after January 1, 2016, amounts drawn under the Credit Facility and higher interest rates on our floating rate debt.

Interest and other income.  Interest and other income decreased $231.  The decrease is primarily due to lower settlement income and interest earned as a result of lower cash balances in 2017 compared to 2016.

Leasing Activity

The following table sets forth leasing activity during the year ended December 31, 2018. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	70	369,944	$18.39	$18.25	0.8%	4.6	$0.54
Comparable New Leases	10	32,252	$24.19	$21.75	11.3%	9.1	$19.25
Non-Comparable New and Renewal Leases (a)	31	169,289	$11.05	N/A	N/A	5.1	$8.58
Total	111	571,485

(a)

Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rent amounts and leases signed where the previous and current lease do not have similar lease structures

Non GAAP Financial Measures

Accounting for real estate assets in accordance with U.S. GAAP assumes the value of real estate assets is reduced over time due primarily to non-cash depreciation and amortization expense. Because real estate values may rise and fall with market conditions, operating results from real estate companies that use U.S. GAAP accounting may not present a complete view of their performance. We use Funds from Operations, or “FFO”, a widely accepted metric to evaluate our performance. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or “NAREIT”, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT. On November 7, 2018, NAREIT’s Executive Board approved the White Paper restatement, effective December 15, 2018. The purpose of the restatement was not to change the fundamental definition of FFO but to clarify existing guidance. The restated definition of FFO by NAREIT is net income (loss) computed in accordance with U.S. GAAP, excluding depreciation and amortization related to real estate, excluding gains (or losses) from sales of certain real estate assets, excluding impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate and excluding gains and losses from change in control. We have adopted the restated NAREIT definition for computing FFO. Previously presented periods were not impacted.

Under U.S. GAAP, acquisition related costs are treated differently if the acquisition is a business combination or an asset acquisition. An acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and acquisition related costs will be capitalized rather than expensed when incurred. Publicly registered, non-listed REITs typically engage in a significant amount of acquisition activity in the early years of their operations, and thus incur significant acquisition related costs, during these initial years. Although other start up entities may engage in significant acquisition activity during their initial years, publicly registered, non-listed REITs are unique in that they typically have a limited timeframe during which they acquire a significant number of properties and thus incur significant acquisition related costs. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives, or “IPA”, an industry trade group, published a standardized measure known as Modified Funds from Operations, or “MFFO”, which the IPA has promulgated as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year-over-year, both before and after we have deployed all of our Offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

MFFO excludes expensed costs associated with investing activities, some of which are acquisition related costs that affect our operations only in periods in which properties are acquired, and other non-operating items that are included in FFO, such as straight-lining of rents as required by U.S. GAAP. By excluding costs that we consider more reflective of acquisition activities and other non-operating items, the use of MFFO provides another measure of our operating performance once our portfolio is stabilized. Because MFFO may be a recognized measure of operating performance within the non-listed REIT industry, MFFO and the adjustments used to calculate it may be useful in order to evaluate our performance against other non-listed REITs. Like FFO, MFFO is not equivalent to our net income or loss as determined under U.S. GAAP, as detailed in the table below, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to acquire a significant amount of properties. MFFO should only be used as a measurement of our operating performance while we are acquiring a significant amount of properties because it excludes, among other things, acquisition costs incurred during the periods in which properties were acquired.

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

Our FFO and MFFO for the years ended December 31, 2018, 2017 and 2016 are calculated as follows (Dollar amounts in thousands):

		For the year ended December 31,
		2018	2017	2016
	Net loss	$(23,276)	$(19,102)	$(7,961)
Add:	Depreciation and amortization related to investment properties	57,835	61,804	59,860
	Provision for asset impairment	—	8,530	—
	Provision for impairment of investment in and note receivable from unconsolidated entities	15,405	—	—
	Funds from operations (FFO)	49,964	51,232	51,899

Add:	Acquisition related costs	29	754	(1,556)
	Loss on extinguishment of debt	411	—	—
	Mark-to-market adjustments	135	—	—
Less:	Amortization of acquired market lease intangibles, net	(917)	(1,415)	(812)
	Straight-line income, net	(1,180)	(1,678)	(2,164)
	Gain on early termination of interest rate swap agreements	(1,151)	—	—
	Modified funds from operations (MFFO)	$47,291	$48,893	$47,367

Critical Accounting Policies

Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Our significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2018 Notes to Consolidated Financial Statements in Item 8. We have identified Impairment of Investment Properties and Equity Method Investments as a critical accounting policy.

We consider this policy to be critical because it requires our management to use judgment in the application of accounting policy, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Impairment of Investment Properties and Equity Method Investments

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

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2018 Notes to Consolidated Financial Statements in Item 8.

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

The table below presents, on a consolidated basis, our obligations and commitments to make future payments under debt obligations (including interest) and ground leases as of December 31, 2018. The ground lease commenced on July 1, 2007 and extends through June 30, 2037, with six 5-year options. Debt obligations under debt which is subject to variable rates reflect interest rates as of December 31, 2018 (Dollar amounts in thousands).

	Payments due by period
	2019	2020	2021	2022	2023	Thereafter	Total
Principal payments on debt	$7,679	$897	$84,271	$236,675	$241,230	$138,345	$709,097
Interest payments on debt	27,634	27,699	25,667	19,521	10,694	10,830	122,045
Rental payments on ground lease	1,140	1,140	1,140	1,202	1,202	88,438	94,262
Total	$36,453	$29,736	$111,078	$257,398	$253,126	$237,613	$925,404

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

As of December 31, 2018, we had outstanding debt of $709.1 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 2.95% to 5.48% per annum. The weighted average interest rate was 3.91%, which includes the effect of interest rate swaps. As of December 31, 2018, the weighted average years to maturity for our mortgages and credit facility payable was 4.4 years.

As of December 31, 2018, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $171.6 million and a fair value of $171.7 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations.  If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $7.8 million at December 31, 2018. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $8.3 million at December 31, 2018.

At December 31, 2018, we had $135.2 million of debt or 19.1% of our total debt bearing interest at variable rates with a weighted average interest rate equal to 4.15% per annum. We had variable rate debt subject to swap agreements of $402.2 million or 56.7% of our total debt at December 31, 2018.

If interest rates on all debt which bears interest at variable rates as of December 31, 2018 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.4 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2018 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The ARRC has proposed that the SOFR is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

Derivatives

For information related to derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our December 31, 2018 Notes to Consolidated Financial Statements in Item 8.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Income Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inland Real Estate Income Trust, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois

March 20, 2019

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Assets:
Investment properties:
Land	$277,229	$277,229
Building and other improvements	1,021,607	1,011,688
Total	1,298,836	1,288,917
Less accumulated depreciation	(139,134)	(101,094)
Net investment properties	1,159,702	1,187,823
Cash and cash equivalents	15,239	11,904
Restricted cash	1,001	4,940
Investment in unconsolidated entities	—	7,125
Accounts and rent receivable	16,176	15,152
Acquired lease intangible assets, net	115,357	138,658
Deferred costs, net	2,570	1,317
Other assets	10,024	8,451
Total assets	$1,320,069	$1,375,370

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$705,884	$691,465
Accounts payable and accrued expenses	8,849	10,167
Distributions payable	11,924	4,537
Acquired intangible liabilities, net	57,462	62,270
Deferred investment property acquisition obligations	—	1,050
Due to related parties	2,604	2,665
Other liabilities	16,268	11,744
Total liabilities	802,991	783,898

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 35,343,256 and 35,498,444 shares issued and outstanding as of December 31, 2018 and 2017, respectively	35	35
Additional paid in capital	795,409	798,567
Accumulated distributions and net loss	(283,859)	(212,883)
Accumulated other comprehensive income	5,493	5,753
Total stockholders’ equity	517,078	591,472
Total liabilities and stockholders’ equity	$1,320,069	$1,375,370

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands, except per share amounts)

For the years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Income:
Rental income	$99,637	$99,413	$93,719
Tenant recovery income	28,641	29,270	26,723
Other property income	423	474	1,056
Total income	128,701	129,157	121,498

Expenses:
Property operating expenses	22,772	22,369	21,460
Real estate tax expense	15,841	15,992	14,202
General and administrative expenses	4,869	5,200	5,908
Acquisition related costs	29	754	(1,556)
Business management fee	9,345	9,196	8,580
Provision for asset impairment	—	8,530	—
Depreciation and amortization	57,835	61,804	59,860
Total expenses	110,691	123,845	108,454

Operating income	18,010	5,312	13,044

Interest expense	(27,137)	(24,582)	(21,635)
Gain on early termination of interest rate swap agreements	1,151	—	—
Loss on extinguishment of debt	(411)	—	—
Interest and other income	516	147	378
Provision for impairment of investment in and note receivable from unconsolidated entities	(15,405)	—	—
Equity in earnings of unconsolidated entities	—	21	252
Net loss	$(23,276)	$(19,102)	$(7,961)

Net loss per common share, basic and diluted	$(0.65)	$(0.54)	$(0.23)

Weighted average number of common shares outstanding, basic and diluted	35,589,729	35,571,249	34,963,827

Comprehensive loss:
Net loss	$(23,276)	$(19,102)	$(7,961)
Unrealized gain on derivatives	291	1,043	1,861
Reclassification adjustment for amounts included in net loss	(551)	2,405	4,038
Comprehensive loss	$(23,536)	$(15,654)	$(2,062)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollar amounts in thousands)

For the years ended December 31, 2018, 2017 and 2016

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	34,491,607	$34	$774,411	$(80,007)	$(3,594)	$690,844

Distributions declared	—	—	—	(52,449)	—	(52,449)
Proceeds from distribution reinvestment plan	1,213,419	1	27,830	—	—	27,831
Shares repurchased	(442,743)	—	(9,724)	—	—	(9,724)
Unrealized gain on derivatives	—	—	—	—	1,861	1,861
Reclassification adjustment for amounts included in net loss	—	—	—	—	4,038	4,038
Equity based compensation	—	—	14	—	—	14
Net loss	—	—	—	(7,961)	—	(7,961)

Balance at December 31, 2016	35,262,283	35	792,531	(140,417)	2,305	654,454
Distributions declared	—	—	—	(53,364)	—	(53,364)
Proceeds from distribution reinvestment plan	1,197,415	1	27,068	—	—	27,069
Shares repurchased	(961,698)	(1)	(21,065)	—	—	(21,066)
Unrealized gain on derivatives	—	—	—	—	1,043	1,043
Reclassification adjustment for amounts included in net loss	—	—	—	—	2,405	2,405
Equity based compensation	444	—	33	—	—	33
Net loss	—	—	—	(19,102)	—	(19,102)
Balance at December 31, 2017	35,498,444	35	798,567	$(212,883)	5,753	591,472
Distributions declared	—	—	—	(47,700)	—	(47,700)
Proceeds from distribution reinvestment plan	864,039	1	19,338	—	—	19,339
Shares repurchased	(1,020,223)	(1)	(22,544)	—	—	(22,545)
Unrealized gain on derivatives	—	—	—	—	291	291
Reclassification adjustment for amounts included in net loss	—	—	—	—	(551)	(551)
Equity based compensation	996	—	48	—	—	48
Net loss	—	—	—	(23,276)	—	(23,276)
Balance at December 31, 2018	35,343,256	$35	$795,409	$(283,859)	$5,493	$517,078

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

For the years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Cash flows from operating activities:
Net loss	$(23,276)	$(19,102)	$(7,961)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,835	61,804	59,860
Provision for asset impairment	—	8,530	—
Provision for impairment of investment in and note receivable from unconsolidated entities	15,405	—	—
Amortization of debt issuance costs and mortgage premiums, net	596	397	359
Loss on extinguishment of debt	411	—	—
Amortization of acquired market leases, net	(917)	(1,415)	(812)
Amortization of equity based compensation	48	33	14
Straight-line income, net	(1,180)	(1,678)	(2,164)
Equity in (earnings) loss of unconsolidated entity	—	(21)	(252)
Distributions from unconsolidated entity	—	146	126
Payment of leasing fees	(1,707)	(823)	(413)
Adjustment of contingent earnout liability	(853)	575	(3,709)
Gain on early termination of interest rate swap agreements	(1,151)	—	—
Other non-cash adjustments	149	(40)	(244)
Changes in assets and liabilities:
Accounts payable and accrued expenses	(1,848)	3,249	(1,324)
Accounts and rent receivable	906	(1,020)	(1,386)
Due to related parties	(19)	(150)	(5,891)
Other liabilities	499	(118)	(197)
Other assets	153	504	197
Net cash flows provided by operating activities	45,051	50,871	36,203

Cash flows from investing activities:
Purchase of investment properties	—	(69,953)	(79,034)
Capital expenditures	(10,087)	(6,209)	(9,320)
Investment in unconsolidated joint ventures	(2,736)	(6,917)	—
Other assets and other liabilities	(5,800)	(203)	(1,637)
Net cash flows used in investing activities	(18,623)	(83,282)	(89,991)

Cash flows from financing activities:
Payment of offering costs	—	—	(199)
Payment of credit facility	(56,278)	(43,000)	(141,000)
Proceeds from credit facility	257,000	95,800	72,000
Proceeds from mortgages payable	—	39,179	150,335
Payment of mortgages payable	(184,947)	(6,494)	(58,494)
Proceeds from the distribution reinvestment plan	19,339	27,069	27,831
Shares repurchased	(19,612)	(19,984)	(8,754)
Distributions paid	(40,313)	(53,315)	(52,358)
Early termination of interest rate swap agreements	1,192	—	—
Payment of deferred investment property acquisition obligation	(1,050)	(6,415)	(8,838)
Payment of debt issuance costs	(2,363)	(442)	(1,674)
Net cash flows (used in) provided by financing activities	(27,032)	32,398	(21,151)

Net increase (decrease) in cash, cash equivalents and restricted cash	(604)	(13)	(74,939)
Cash, cash equivalents and restricted cash, at beginning of the year	16,844	16,857	91,796
Cash, cash equivalents and restricted cash, at end of the year	$16,240	$16,844	$16,857

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollar amounts in thousands)

For the years ended December 31, 2018, 2017 and 2016

Supplemental disclosure of cash flow information:	2018	2017	2016
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$—	$17,513	$15,128
Building and improvements	—	41,793	53,849
Acquired in-place lease intangibles	—	6,740	12,768
Acquired above market lease intangibles	—	8,645	1,080
Acquired below market lease intangibles	—	(4,589)	(3,432)
Assumed liabilities, net	—	(149)	(359)
Purchase of investment properties	$—	$69,953	$79,034

Cash paid for interest, net of amounts capitalized	$26,874	$24,206	$21,087

Supplemental schedule of non-cash investing and financing activities:

Accrued SRP	$5,463	$2,530	$1,448

Distributions payable	$11,924	$4,537	$4,488

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

NOTE 1 – ORGANIZATION

Inland Real Estate Income Trust, Inc. (the “Company”) was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. The Company has primarily focused on acquiring retail properties and intends to target a portfolio of 100% grocery-anchored properties. The Company has invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets such as office and medical office buildings, multi-family properties and industrial/distribution and warehouse facilities if its management believes the expected returns from those investments exceed that of retail properties. The Company also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

The Company entered into a Business Management Agreement with IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), to be the Business Manager to the Company.

At December 31, 2018, the Company owned 59 retail properties, totaling 6,870,124 square feet.  The properties are located in 24 states.  At December 31, 2018, the portfolio had a weighted average physical occupancy of 94.1% and economic occupancy of 94.7%.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The consolidated financial statements have been prepared in accordance with U.S. GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In the opinion of management, all adjustments necessary for a fair statement, in all material respects, of the financial position and results of operations for the periods are presented. Actual results could differ from those estimates. Information with respect to square footage and occupancy is unaudited.

Consolidation

The consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries. Wholly owned subsidiaries generally consist of limited liability companies (“LLCs”). All intercompany balances and transactions have been eliminated in consolidation. Each property is owned by a separate legal entity which maintains its own books and financial records and each entity’s assets are not available to satisfy the liabilities of other affiliated entities.

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

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

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

Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase price unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The Company’s policy is to record earnout components when estimable and probable. At December 31, 2018, there is no earnout liability outstanding.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that clarified the definition of a business and assists in the evaluation of whether a transaction should be accounted for as an acquisition of an asset or a business combination. The Company early adopted the new guidance and modified its accounting policy effective October 1, 2016. Prior to October 1, 2016, the Company expensed all acquisition expenses as incurred whether or not the acquisition was completed, and assets acquired and liabilities assumed were measured at their fair values rather than at their relative fair values as described above. Additionally, earnouts were recorded as additional purchase price of the related property and as a liability included in deferred investment property acquisition obligations on the consolidated balance sheets.  The amount recorded was based on the Company’s best estimate of the potential future earnout payments at the date of an acquisition. The Company recorded the effect of changes in the underlying liability assumptions in acquisition related costs on the consolidated statements of operations and comprehensive loss.

Impairment of Investment Properties and Equity Method Investments

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

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

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

On a quarterly basis, management assesses whether there are any indicators that the carrying value of the Company’s investment in unconsolidated entities and notes receivable may be other than temporarily impaired as a loss in value that is other than a temporary decline is required to be recognized. Indicators include significant delays in construction, significant costs over budget and financial concerns.  To the extent indicators suggest that a loss in value may have occurred, the Company will evaluate both quantitative and qualitative factors to determine if the loss in value is other than temporary. If a potential loss in value is determined to be other than temporary, the Company will recognize an impairment loss based on the estimated fair value of the investment.

During the year ended December 31, 2018, the Company recorded an impairment charge of $9,865 related to its investment in Mainstreet Texas Development Fund, LLC, a joint venture formed to develop three transitional care/rapid recovery centers (“Mainstreet JV”). The Company has determined that, as of December 31, 2018, collection of its note receivable from Mainstreet JV is improbable and therefore, recorded an impairment charge of $5,540 to reduce the note receivable balance to zero. Both impairment charges related to Mainstreet JV are included in provision for impairment of investment in and note receivable from unconsolidated entities on the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2017, the Company recorded an impairment charge of $8,530 which is included in provision for asset impairment on the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2016 the Company incurred no impairment charges.

REIT Status

The Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ended December 31, 2013. Commencing with such taxable year, the Company was organized and began operating in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code and believes it has so qualified. As a result, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments and excluding any net capital gain) to its stockholders. The Company will monitor the business and transactions that may potentially impact its REIT status. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes. The earnings of any taxable REIT subsidiaries will generally be subject to U.S. Federal corporate income tax.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and all short-term investments with a maturity of three months or less, at the date of purchase, to be cash equivalents.  The account balance may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there could be a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk will not be significant, as the Company does not anticipate the financial institutions’ non-performance.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

Capitalization and Depreciation

Real estate properties are recorded at cost less accumulated depreciation. Improvement and betterment costs are capitalized, and ordinary repairs and maintenance are expensed as incurred.

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

Depreciation expense was $38,040, $39,497 and $35,086 for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of leasing fees were $360, $168, and $68 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

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

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rent receivable in the consolidated balance sheets. Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and will decrease in the later years of a lease.

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

Equity-Based Compensation

The Company has restricted shares and units outstanding at December 31, 2018 and 2017. The Company recognizes expense related to the fair value of equity-based compensation awards as general and administrative expense in the consolidated statements of operations and comprehensive loss. The Company primarily recognizes expense based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period. See Note 8 - "Equity-Based Compensation" for further information.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

Recently Adopted Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that amounts described as restricted cash and restricted cash equivalents be included in beginning and ending-of-period reconciliation of cash shown on the statement of cash flows. The Company adopted ASU No. 2016-18 on a retrospective basis as of January 1, 2018. The Company now includes restricted cash in beginning, change and ending-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows. The Company applied ASU No. 2016-18 retrospectively to all prior periods presented that resulted in a decrease of $1,056 and $1,957 in net cash used in investing activities for the years ended December 31, 2017 and 2016, respectively.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	December 31, 2018
	2018	2017
Cash and cash equivalents	$15,239	$11,904
Restricted cash	1,001	4,940
Total cash, cash equivalents, and restricted cash	$16,240	$16,844

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company selected the modified retrospective transition method which would include a cumulative effect of applying the standard on January 1, 2018. As the Company reviewed its revenue streams and concluded its previous recognition of revenue was in compliance with the new standard, no cumulative effect adjustment was required. Common area maintenance reimbursements that may be impacted will not be addressed until the Company's adoption of ASU No. 2016-02, Leases (Topic 842) considering its revisions to accounting for common area maintenance.

Concurrently with the adoption of ASC 606, the Company adopted ASC 610-20, Other Income: Gains and Losses from the De-recognition of Non-financial Assets ("ASC 610-20") using the modified retrospective approach. ASC 610-20 applies to the sale, transfer and derecognition of nonfinancial assets and in substance nonfinancial assets to non-customers, including partial sales, and eliminates the guidance specific to real estate in ASC 360-20. Beginning January 1, 2018, gains on sales of properties, including partial sales, of non-financial assets (and in-substance non-financial assets) to non-customer are recognized in accordance with ASC 610-20, while the sale of non-financial assets with customers are governed by ASC 606. The only difference in the treatment of sales to customers and non-customers is the presentation in the Consolidated Statements of Operations (revenue and expense is reported when the sale is to a customer and net gain or loss is reported when the sale is to a non-customer). Based on the nature of the Company’s business, any property sales are expected to be transactions with non-customers. With respect to full disposals, the recognition will generally be consistent with the Company’s current measurement and pattern of recognition. Any sales of non-financial assets would represent only one performance obligation and would be recognized when an enforceable contract is in place, collectability is ensured, and control is transferred to the buyer. With respect to partial sales of real estate to joint ventures, the new guidance requires the Company to recognize a full gain or loss where an equity investment is retained, to the extent control is not retained. Any noncontrolling interest retained by the Company would, accordingly, be measured at fair value. We have not disposed of any property or land, and therefore, the adoption of ASC 610-20 has not had an impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issues addressed in the new guidance include the cash flow classification of: debt prepayment and debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The standard was effective for fiscal years beginning after December 15, 2017, for public companies. The Company adopted the new accounting standard on January 1, 2018 by making a policy election to classify distributions received from an equity method investee as operating cash inflows up to its cumulative equity in earnings and any excess as investing inflows.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

Recently Issued Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018. The Company will adopt the ASU on January 1, 2019 with a modified retrospective transition. The Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the consolidated balance sheets as of  the date of adoption. The Company expects that the transition adjustment on adoption of ASU 2017-12, will be a credit to retained earnings and debit to other comprehensive income of approximately $135.

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

ASU No. 2018-11 also provides companies with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt the ASU No. 2016-02 on its effective date without restating comparative periods and utilize the practical expedients available in the amendment as part of its adoption. The package of practical expedients, which must be elected for all leases, include relief from re-assessing a lease using the standard’s new definition of a lease, relief from re-assessing the classification of a lease and allowing previously capitalized initial direct costs to continue to be amortized.

For lessees, ASU No. 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Company is the lessee under a ground lease, for which it expects to recognize an ROU asset of approximately $15 to $17 million and a related lease liability of approximately $22 to $25 million on January 1, 2019 on its consolidated balance sheet upon adoption. Such amounts are subject to change and will be finalized on the Company’s consolidated financial statements for the three months ended March 31, 2019.

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015.  The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering.  On March 5, 2019, the Company’s board of directors determined an estimated per share net asset value (the “Estimated Per Share NAV”) of the Company’s common stock as of December 31, 2018. The previously estimated per share NAV of the Company’s common stock as of December 31, 2017 was established on March 20, 2018.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

Distributions reinvested through the DRP were $19,339, $27,069 and $27,831 for the years ended December 31, 2018, 2017 and 2016, respectively.

Share Repurchase Program

The Company adopted a share repurchase program (as amended, “SRP”) effective October 18, 2012, under which the Company is authorized to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested, if the Company chooses to purchase them. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, the one year holding period does not apply. The SRP was amended and restated effective January 1, 2018 to change the processing of repurchase requests from a monthly to a quarterly basis to align with the move to quarterly distributions. On February 11, 2019, the Company’s board of directors adopted a second amended and restated SRP (the “A&R SRP”), which will become effective on March 21, 2019. Under the A&R SRP, the Company is authorized to make ordinary repurchase at a price equal to 80.0% of the “share price,” which is defined in the A&R SRP as an amount equal to the lesser of: (A) $25, as adjusted under certain circumstances, including, among other things, if the applicable shares were purchased from the Company at a discounted price; or (B) the most recently disclosed estimated value per share. Prior to the amendment, the Company was authorized to make ordinary repurchases at a price ranging from 92.5% to 100% of the “share price.” The Company may repurchase shares upon a stockholder’s death or qualifying disability at a price equal to 100% of the “share price.”

The A&R SRP provides the Company’s board of directors with the discretion to reduce the funding limit for share repurchases.  Prior to the amendment, the funding for ordinary repurchases was limited to the proceeds from the DRP during a particular quarter.  The A&R SRP limits the dollar amount for any repurchases made by the Company each calendar quarter to an amount equal to a percentage determined in the sole discretion of the board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter.  The Company continues to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for the Reverse Stock Split.

If either or both of the repurchase limitations prevent the Company from repurchasing all of the shares offered for repurchase during a calendar quarter, the Company will repurchase shares, on a pro rata basis within each category below, in accordance with the repurchase limitations in the following order: (a) first, all repurchases sought upon a stockholder’s death or qualifying disability and (b) second, all ordinary repurchases. Shares not repurchased due to the pro rata impact will be included in the list of requests in the immediately following calendar quarter, unless the request is withdrawn. The A&R SRP provides that a requesting party must own shares of at least $500 after giving effect to any repurchase by the Company. If a requesting party would fail to maintain this minimum balance after giving effect to any repurchase, the Company may, in its discretion, repurchase the remaining balance of shares which is less than $500, subject to the 5% share limit described above. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange.

Repurchases through the SRP were $22,545, $21,066 and $9,724 for the years ended December 31, 2018, 2017 and 2016, respectively.  At December 31, 2018 and 2017, the liability related to the SRP was $5,463 and $2,530, respectively, recorded in other liabilities on the Company’s consolidated balance sheets.

NOTE 4 – ACQUISITIONS

2018 Acquisitions

During the year ended December 31, 2018, the Company did not acquire any additional properties.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

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

The above acquisitions were accounted for as asset acquisitions. For the year ended December 31, 2017, the Company incurred $2,213 of total acquisition costs and fees, $1,459 of which are capitalized as the acquisition of net investment properties in the consolidated balance sheets. An adjustment to the deferred investment property acquisition obligation of $574 and $180 of acquisition and dead deal costs are included in acquisition related costs in the consolidated statements of operations and comprehensive loss. For properties acquired during the year ended December 31, 2017, the Company recorded total income of $5,202 and property net income of $325, which excludes expensed acquisition related costs.

The following table presents certain additional information regarding the Company’s acquisitions during the year ended December 31, 2017.  The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

For the Year Ended December 31,
2017
Land	$17,513
Building and improvements	41,793
Acquired lease intangible assets, net	15,385
Acquired intangible liabilities, net	(4,589)
Assumed liabilities, net	(149)
Total	$69,953

NOTE 5 – INVESTMENT IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED ENTITIES

In August 2017, the Company, through a wholly owned taxable REIT subsidiary, made an equity commitment to Mainstreet JV to develop, construct, lease, finance and sell parcels of land and related building improvements including personal property which were to be operated as rapid recovery healthcare facilities located in Beaumont, Amarillo and Temple, Texas. As of December 31, 2017, the equity investment in Mainstreet JV was $7,125.

In conjunction with its equity investment in Mainstreet JV, the Company also agreed to provide subsidiaries of Mainstreet JV mezzanine loans in the aggregate amount of $5,400. The loan term was for 48 months with the Company earning interest at a rate of 14.5% per annum and receiving monthly interest payments based on a 10.5% pay rate. The remaining unpaid interest was to be due at maturity or upon certain defined events. The mezzanine loans were guaranteed by one of the other members of the joint venture. The borrowers could draw on the mezzanine loans as needed in connection with the construction of the rapid recovery healthcare facilities, however, did not draw on the mezzanine loans until the Company had fully funded its equity commitment to Mainstreet JV. As of December 31, 2017, the Company had not loaned any funds related to the mezzanine loans.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

During 2018, the Company funded its remaining equity commitment to Mainstreet JV, as well as the full $5,400 of mezzanine loans. Subsequently, during 2018, the Company identified several indicators that suggested it was probable that the Company would not recover its equity investment in or the mezzanine loans advanced to Mainstreet JV. Such indicators included construction overruns, loss of a planned tenant and the related cost of re-leasing. Additionally, the construction mortgage lender to Mainstreet JV stopped funding the construction draws for two of the properties and began foreclosure proceedings. As the Company does not intend to fund any more investments in Mainstreet JV and it does not expect to recover any of its previous investments, the Company determined an impairment for both its investment in and notes receivable from Mainstreet JV is appropriate.

During the year ended December 31, 2018, the Company recorded an impairment to its investment in Mainstreet JV of $9,865 and an impairment to its notes receivable from unconsolidated entities of $5,540, both included in provision for impairment of investment in and note receivable from unconsolidated entities on the consolidated statement of operations and comprehensive loss. Both amounts represent a full impairment of such investments.

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Intangible assets:
Acquired in-place lease value	$165,182	$165,182
Acquired above market lease value	45,824	45,824
Accumulated amortization	(95,649)	(72,348)
Acquired lease intangibles, net	$115,357	$138,658
Intangible liabilities:
Acquired below market lease value	$71,551	$71,551
Above market ground lease	5,169	5,169
Accumulated amortization	(19,258)	(14,450)
Acquired below market lease intangibles, net	$57,462	$62,270

As of December 31, 2018, the weighted average amortization periods for acquired in-place lease, above market lease intangibles, below market lease intangibles and above market ground lease are 10, 14, 19 and 55 years, respectively.

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

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

Amortization pertaining to acquired in-place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

Amortization recorded as amortization expense:	2018	2017	2016
Acquired in-place lease value	$19,410	$22,104	$24,174
Amortization recorded as a reduction to property operating expense:
Above market ground lease	$94	$94	$94
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(3,891)	$(4,379)	$(4,341)
Acquired below market leases	4,714	5,700	5,059
Net rental income increase	$823	$1,321	$718

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2018 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases	Above Market Ground Lease
2019	$16,882	$3,405	$(4,297)	$(94)
2020	$13,884	$3,067	$(4,078)	$(94)
2021	$11,427	$2,997	$(3,896)	$(94)
2022	$8,781	$2,691	$(3,637)	$(94)
2023	$7,514	$2,489	$(3,348)	$(94)
Thereafter	$26,400	$15,820	$(33,341)	$(4,395)
Total	$84,888	$30,469	$(52,597)	$(4,865)

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of December 31, 2018 and 2017, the Company had the following mortgages and credit facility payable:

	December 31, 2018		December 31, 2017
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$171,646	4.25%	$171,851	4.25%
Variable rate mortgages payable with swap agreements	252,244	3.33%	383,517	3.49%
Variable rate mortgages payable	684	3.95%	54,153	3.26%
Mortgages payable	$424,574	3.71%	$609,521	3.69%
Credit facility payable	$284,523	4.22%	$83,800	3.21%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$709,097	3.91%	$693,321	3.63%
Add: Unamortized mortgage premiums	1,683		2,316
Less: Unamortized debt issuance costs	(4,896)		(4,172)
Total debt	$705,884		$691,465

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

The Company’s indebtedness bore interest at a weighted average interest rate of 3.91% per annum at December 31, 2018, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $709,097 and $693,321 as of December 31, 2018 and 2017, respectively, and its estimated fair value was $709,737 and $684,621 as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, scheduled principal payments and maturities on the Company’s debt were as follows:

	December 31, 2018
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2019	$232	$7,447	$—	$7,679
2020	897	—	—	897
2021	1,531	82,740	—	84,271
2022	615	101,537	134,523	236,675
2023	—	91,230	150,000	241,230
Thereafter	962	137,383	—	138,345
Total	$4,237	$420,337	$284,523	$709,097

Credit Facility Payable

On August 1, 2018, the Company amended and restated its Credit Facility to, among other things, increase the facility from $110,000 to $350,000 including a $200,000 revolving credit facility (the “Revolving Credit Facility”) and a $150,000 term loan (the “Term Loan”), with an accordion feature that allows for an increase in available borrowings up to $700,000, subject to certain conditions.

At December 31, 2018, the Company had $134,523 outstanding under the Revolving Credit Facility and $150,000 outstanding under the Term Loan.  At December 31, 2018 the interest rate on the Revolving Credit Facility and the Term Loan was 4.15% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions.  The Term Loan matures on August 1, 2023. As of December 31, 2018 the Company had $65,477 available for borrowing under the Revolving Credit Facility.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base.  Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility. At December 31, 2018, there were 28 properties included in the pool of unencumbered properties. During the year ended December 31, 2018, the Company paid-off twelve mortgage loans with a principal balance of $184,700 and ten interest rate swap agreements with a notional amount of $131,300.

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

Gain on early termination of interest rate swap agreements

During the year ended December 31, 2018, the Company recorded a net gain of $1,151 of which $1,192 was received in cash, related to the early termination of certain interest rate swap agreements that had corresponding early mortgage pay-offs.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

Loss on extinguishment of debt

During the year ended December 31, 2018, the Company realized a loss on extinguishment of debt in the consolidated statements of operations and comprehensive loss of $411 due to the write-off of the unamortized balance of debt issuance costs associated with ten loans that were repaid prior to maturity.

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2018, the Company was current on all of the payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of December 31, 2018, the weighted average years to maturity for the Company’s mortgages payable was 4.6 years.

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

The following table summarizes the Company’s interest rate swap contracts outstanding as of December 31, 2018.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at December 31, 2018
Assets
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	76
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	1,057
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	258
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	304
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	304
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	831
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	1,869
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	2,336
June 5, 2017	May 31, 2017	May 15, 2022	1.90%	14,700	251
				$252,244	$7,286

Liabilities
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	60,000	(768)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(320)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(325)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	40,000	(513)

				$150,000	$(1,926)

(a)	Receive floating rate index based upon one month LIBOR. At December 31, 2018, the one month LIBOR equaled 2.50%.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss on the derivative is reported as a component of comprehensive income (loss).  The ineffective portion of the change in fair value, if any, is recognized directly in earnings. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	2018	2017	2016
Effective portion of derivatives	$291	$1,043	$1,861
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(551)	$2,405	$4,038
Ineffective portion of derivatives	$(176)	$7	$233

The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next twelve months is $1,989.

NOTE 8 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. On June 12, 2018, we issued 1,677 restricted shares and 650 restricted share units to our independent directors pursuant to the automatic grant provisions of the RSP, which become vested in equal installments of 33-1/3% on each of the first three anniversaries of June 12, 2018, subject to certain exceptions. In accordance with the RSP, restricted shares and restricted share units were issued to non-employee directors as compensation. Each restricted share and restricted share unit entitle the holder to receive one common share when it vests. Restricted shares and restricted share units are included in common stock outstanding on the date of the vesting. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $48 and $33, in the aggregate, for the year ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Company had $48 and $44, respectively, of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.5 years.

A summary table of the status of the restricted shares and restricted share units is presented below:

	Restricted Shares	Restricted Share Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,330	460	$40	$40
Granted	1,657	600	51	51
Vested	(444)	(156)	(13)	(13)
Converted	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2017	2,543	904	78	78
Granted	1,677	650	52	52
Vested	(996)	(353)	(30)	(30)
Converted	—	—	—	—
Forfeited	—	—	—	—
Outstanding at December 31, 2018	3,224	1,201	$100	$100

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

NOTE 9 – INCOME TAX AND DISTRIBUTIONS

In 2018, the Company paid pays quarterly distributions in an amount equal to $0.335 per share, which represents an annualized rate of 6% based on the previously estimated per share NAV as of December 31, 2017, payable in arrears the following quarter. The Company paid distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.00410959 per share, based upon a 365-day period for 2017. The Company paid distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.00409836 per share, based upon a 366-day period for 2016.  The table below presents the distributions paid and declared for the years ended December 31, 2018, 2017 and 2016.

	December 31,
	2018	2017	2016
Distributions paid	$40,313	$53,315	$52,358
Distributions declared	$47,700	$53,364	$52,449

For federal income tax purposes, distributions may consist of ordinary dividend income, qualified dividend income, non-taxable return of capital, capital gains or a combination thereof. Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as either ordinary dividend income or, if so declared by the Company, qualified dividend income or capital gain dividends. Distributions in excess of these earnings and profits (calculated for income tax purposes) constitute a non-taxable return of capital rather than ordinary dividend income or a capital gain dividend and reduce the recipient’s tax basis in the shares to the extent thereof. Distributions in excess of earnings and profits that reduce a recipient’s tax basis in the shares have the effect of deferring taxation of the amount of the distribution until the sale of the stockholder’s shares. If the recipient's tax basis is reduced to zero, distributions in excess of the aforementioned earnings and profits (calculated for income tax purposes) constitute taxable gain.

In order to maintain the Company’s status as a REIT, the Company must annually distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to its stockholders. For the years ended December 31, 2018, 2017 and 2016, the Company’s taxable income was $9,073 (unaudited), $10,045 (unaudited) and $9,890 (unaudited), respectively.

The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2018, 2017 and 2016:

	2018	2017	2016
Ordinary income	$0.26	$0.29	$0.29
Capital gain	$0.04	$—	$—
Nontaxable return of capital	$1.04	$1.21	$1.18

As a result of the $15,405 impairment for the Mainstreet JV recorded on the Company’s consolidated statements of operations and comprehensive loss during the year ended December 31, 2018, the Company will likely recognize either a capital or net operating loss or a combination thereof, for income tax purposes, from this venture in the future. The Company’s investment in Mainstreet JV is held through a taxable REIT subsidiary. Based on an effective tax rate of 28.51%, which is calculated by combining a 21% Federal tax rate and an IL tax rate of 7.51% (9.5% state rate net of the Federal benefit), the deferred tax benefit related to the impairment is approximately $4,400. Since the taxable REIT subsidiary does not currently conduct any activities outside the investment in Mainstreet JV, management does not believe it is more likely than not that the taxable REIT subsidiary will be able to utilize these losses in future tax periods. As a result, management recorded a full valuation allowance of $4,400 to account for this uncertainty.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

NOTE 10 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss for the year ended December 31, 2018 and 2017, 2,625 shares and 1,507 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation (“Earnout liability”). At December 31, 2018, there is no earnout liability outstanding.

The table below presents the change in the Company’s Earnout liability for the years ended December 31, 2018 and 2017.

	December 31,
	2018	2017
Earnout liability-beginning of period	$1,050	$6,856
Increases:
Additional earnout liability	816	—
Amortization expense	24	35
Decreases:
Earnout payments	(1,865)	(6,415)
Other:
Adjustments to acquisition related costs	(25)	574
Earnout liability – end of period	$—	$1,050

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

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment, retail real estate, as defined by U.S. GAAP for the years ended December 31, 2018, 2017 and 2016.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the years ended December 31, 2018, 2017 and 2016.  Certain compensation and fees payable to the Business Manager for services to be provided to the Company are limited to maximum amounts.

		Year ended December 31,			Unpaid amounts as of
		2018	2017	2016	December 31, 2018	December 31, 2017
General and administrative reimbursements	(a)	$1,526	$1,608	$1,975	$216	$203

Acquisition related costs		$8	$274	$409	$—	$—
Acquisition fees		28	1,266	1,327	—	51
Total acquisition costs and fees	(b)	$36	$1,540	$1,736	$—	$51

Real estate management fees		$4,907	$4,800	$4,473	$—	$—
Property operating expenses		$1,135	$1,114	$1,026	$—	$—
Construction management fees		220	113	121	6	35
Leasing fees		251	214	168	37	51
Total real estate management related costs	(c)	$6,513	$6,241	$5,788	$43	$86

Business management fees	(d)	$9,345	$9,196	$8,580	$2,345	$2,325

(a)

The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses incurred by the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Unpaid amounts are included in due to related parties in the consolidated balance sheets.

(b)

Prior to February 11, 2019, the Company was required to pay the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired.  The business management agreement was amended and restated to, among other things, remove the obligation to pay acquisition fees and disposition fees payable to the Business Manager by the Company with respect to transactions occurring on or after February 11, 2019. The Business Manager and its related parties continue to be reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets.  Of the $36 related party acquisition costs and fees incurred during the year ended December 31, 2018, $12 are capitalized as the acquisition of net investment properties in the consolidated balance sheets. Of the $1,540 related party acquisition costs incurred during the year ended December 31, 2017, $1,260 are capitalized as the acquisition of net investment properties in the consolidated balance sheets, $134 are capitalized as investment in unconsolidated entities in the consolidated balance sheets, and $146 of such costs are included in acquisition related costs in the consolidated statements of operations and comprehensive loss. Unpaid amounts are included in due to related parties in the consolidated balance sheets. Of the $1,736 related party acquisition costs incurred during the year ended December 31, 2016, $74 are capitalized as the acquisition of net investment properties in the consolidated balance sheets, and $1,662 of such costs are included in acquisition related costs in the consolidated statements of operations and comprehensive loss.

(c)

For each property that is managed by Inland Commercial Real Estate Services LLC (the “Real Estate Manager”) (and its predecessor), the Company pays a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. The Real Estate Manager determines, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by the Real Estate Manager or its affiliates, the Company pays the Real Estate Manager a separate leasing fee. Further, in the event that the Company engages its Real Estate Manager to provide construction management services for a property, the Company pays a separate construction management fee.  Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements in the consolidated balance sheets. The Company also reimburses the Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of the Real Estate Manager or the Company.  Real estate management fees and reimbursable expenses are included in property operating expenses in the consolidated statements of operations and comprehensive loss.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

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

NOTE 14 – OPERATING LEASES

Minimum lease payments to be received under operating leases including ground leases, as of December 31, 2018 for the years indicated, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2019	$92,014
2020	$85,453
2021	$79,935
2022	$70,313
2023	$58,788
Thereafter	$194,708
Total	$581,211

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of December 31, 2018 and 2017, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2018
Interest rate swap agreements - Other assets	$—	$7,286	$—	$7,286
Interest rate swap agreements - Other liabilities	$—	$1,926	$—	$1,926
December 31, 2017
Interest rate swap agreements - Other assets	$—	$6,136	$—	$6,136
Interest rate swap agreements - Other liabilities	$—	$340	$—	$340

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

Non-recurring Fair Value Measurements

The table below presents activity for the Company’s assets measured at fair value on a non-recurring basis.

	Fair Value
	Level 1	Level 2	Level 3	Total	Total Impairment Loss
December 31, 2017
Asset impairment	$—	$—	$5,557	$5,557	$8,530
Total	$—	$—	$5,557	$5,557	$8,530

As of December 31, 2017, the Company identified indicators of impairment at one of its investment properties. Such indicators included a low occupancy rate, difficulty in leasing space, declining market rents and the related cost of re-leasing.  The fair value of this investment property was estimated using the 10-year discounted cash flow model, which includes estimated inflows and outflows over a specific holding period and estimated net disposition proceeds at the end of the 10-year period. The Company utilized a capitalization rate of 7.50% and a discount rate of 8.50% which it believes are reasonable based on current market rates. The table above presents activity for the Company’s assets measured at fair value on a non-recurring basis. For the year ended December 31, 2017, the Company recognized an asset impairment charge to reflect an investment at its estimated fair value, which is included in provision for asset impairment on the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2016, the Company incurred no impairment charges.

NOTE 16 – QUARTERLY SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

The following represents the results of operations, for each quarterly period, during 2018 and 2017.

	2018
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$31,893	$32,290	$31,870	$32,648
Net loss	$(13,071)	$(5,791)	$(2,174)	$(2,240)
Net loss per common share, basic and diluted (1)	$(0.37)	$(0.16)	$(0.06)	$(0.06)
Weighted average number of common shares outstanding, basic and diluted (1)	35,587,000	35,589,157	35,588,790	35,594,052

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(Dollar amounts in thousands, except per share amounts)

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

NOTE 17 – SUBSEQUENT EVENTS

Announcement of the Company’s Strategic Plan

On February 11, 2019, the Company’s board of directors approved a strategic plan (the “Strategic Plan”) with the goals of providing future liquidity to investors and creating long-term stockholder value. Key elements of the Strategic Plan include, among other things:

•

Asset Management Strategy. The Strategic Plan centers around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, the Company’s management team and board will consider the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers, as well as the redevelopment of select centers within the current portfolio.

•	Liquidity Plan. The Company plans to move toward a liquidity event in the next 24 to 36 months, or sooner, market conditions permitting, most likely through a listing on a public securities exchange.

•

Amend the Company’s Share Repurchase Program in connection with the Strategic Plan, the Board adopted the A&R SRP, which will become effective on March 21, 2019. For additional information regarding the A&R SRP, reference is made to Note 3 – “Equity”

•	Amend the Company’s Business Management Agreement. The Business Manager has agreed to eliminate all future acquisition and disposition fees.

Announcement of the Company’s Estimated Per Share NAV

On March 11, 2019, the  Company announced that the Company’s board of directors unanimously approved: (i) an Estimated Per Share NAV as of December 31, 2018; (ii) the same per share purchase price for shares issued under the DRP beginning with the first quarter distribution payment to stockholders to be paid in April 2019 until the Company announces a new Estimated Per Share NAV, and (iii) that, in accordance with the A&R SRP, which will be effective March 21, 2019, beginning with repurchases in April 2019 and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases will be repurchased at 80% of the Estimated Per Share NAV and any shares accepted for “exceptional repurchases” will be repurchased at the Estimated Per Share NAV.

Determination of Funding Limit for the A&R SRP

On March 19, 2019, pursuant to the A&R SRP, the Company’s board of directors determined to reduce the funding limit for share repurchases in April 2019 to an amount equal to 50% of the net proceeds from the DRP during the first quarter of 2019. The Company continues to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for the Reverse Stock Split.

Declaration of Distributions

On March 19, 2019, the Company’s board of directors declared the first quarter distribution in an amount equal to $0.30 per share payable to stockholders of record as of the close of business on March 31, 2019. The amount of distribution declared represents an annualized rate of 6% based on the Estimated Per Share NAV as of December 31, 2018. The first quarter distribution is expected to be paid on or before April 5, 2019.

INLAND REAL ESTATE INCOME TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2018

Dollar amounts in thousands)

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encum- brance	Land	Buildings and Improve- ments	Cost Capita- lized Subse- quent to Acquisi- tions (C)	Land(D)	Buildings and Improve- ments (D)	Total (D)	Accumu- lated Deprecia- tion (E)	Date Con- structed	Date Acquired	Depre- ciable Lives
2727 Iowa St	$—	$2,154	$16,079	$215	$2,154	$16,294	$18,448	$(2,096)	2014-2015	2015	15-30
Lawrence, KS
Blossom Valley Plaza	—	9,515	11,142	576	9,515	11,718	21,233	(1,431)	1988	2015	15-30
Turlock, CA
Branson Hills Plaza	—	3,787	6,039	174	3,787	6,213	10,000	(931)	2005	2014	15-30
Branson, MO
Coastal North Town Center	43,680	13,725	49,673	(1,369)	13,725	48,304	62,029	(4,748)	2014	2016	15-30
Myrtle Beach, SC
Coastal North Town Center - Phase II	—	365	3,034	—	365	3,034	3,399	(163)	2016	2017	15-30
Myrtle Beach, SC
Dixie Valley	6,798	2,807	9,053	949	2,807	10,002	12,809	(1,577)	1988	2014	15-30
Louisville, KY
Dogwood Festival	—	4,500	41,865	2,687	4,500	44,552	49,052	(7,308)	2002	2014	5-30
Flowood, MO
Dollar General	558	159	857	—	159	857	1,016	(192)	2012	2012	15-30
Brooks, GA
Dollar General	481	69	761	—	69	761	830	(170)	2012	2012	15-30
Daleville, AL
Dollar General	520	148	780	—	148	780	928	(179)	2012	2012	15-30
East Brewton, AL
Dollar General (Hamilton)	621	100	986	—	100	986	1,086	(220)	2012	2012	15-30
LaGrange, GA
Dollar General (Wares Cross)	681	248	943	—	248	943	1,191	(211)	2012	2012	15-30
LaGrange, GA
Dollar General	695	273	939	—	273	939	1,212	(216)	2012	2012	15-30
Madisonville, TN
Dollar General	631	249	841	—	249	841	1,090	(188)	2012	2012	15-30
Maryville, TN
Dollar General	601	208	836	—	208	836	1,044	(187)	2012	2012	15-30
Mobile, AL
Dollar General	586	200	818	—	200	818	1,018	(178)	2012	2012	15-30
Newport, TN
Dollar General	847	324	1,178	—	324	1,178	1,502	(270)	2012	2012	15-30
Robertsdale, AL
Dollar General	531	119	805	—	119	805	924	(180)	2012	2012	15-30
Valley, AL
Dollar General	692	272	939	—	272	939	1,211	(216)	2012	2012	15-30
Wetumpka, AL
Eastside Junction	6,126	2,411	8,393	8	2,411	8,401	10,812	(1,221)	2008	2015	15-30
Athens, AL
Fairgrounds Crossing	13,453	6,069	22,637	187	6,069	22,824	28,893	(3,081)	2008	2015	15-30
Hot Springs, AR
Fox Point Plaza	—	3,518	12,681	753	3,518	13,434	16,952	(2,220)	2008	2014	15-30
Neenah, WI
Frisco Marketplace	—	6,618	3,315	—	6,618	3,315	9,933	(571)	2002	2015	15-30

Frisco, TX
Green Tree Shopping Center	13,100	7,218	17,846	456	7,218	18,302	25,520	(2,449)	1997	2015	5-30
Katy, TX
Harris Plaza	—	6,500	19,403	1,780	6,500	21,183	27,683	(3,969)	2001-2008	2014	15-30
Layton, UT
Harvest Square	6,600	2,186	9,330	136	2,186	9,466	11,652	(1,495)	2008	2014	15-30
Harvest, AL
Heritage Square	4,460	2,028	5,538	322	2,028	5,860	7,888	(889)	2010	2014	15-30
Conyers, AL
Kroger - Copps Grocery Store (D)	—	1,440	11,799	—	1,440	11,799	13,239	(1,738)	2012	2014	15-30
Stevens Point, WI
Kroger - Pick n Save Center	—	3,150	14,283	1,345	3,150	15,628	18,778	(2,308)	2011	2014	15-30
West Bend, WI
Lakeside Crossing	—	1,460	16,999	432	1,460	17,431	18,891	(2,890)	2013	2014	15-30
Lynchburg, VA
Landing at Ocean Isle Beach	—	3,053	7,081	105	3,053	7,186	10,239	(1,210)	2009	2014	15-30
Ocean Isle, NC
Mansfield Pointe	—	5,350	20,002	133	5,350	20,135	25,485	(3,555)	2008	2014	15-30
Mansfield, TX
Marketplace at El Paseo	38,000	16,390	46,971	(627)	16,390	46,344	62,734	(5,343)	2014	2015	15-30
Fresno, CA
Marketplace at Tech Center	47,550	10,684	68,580	(113)	10,684	68,467	79,151	(7,263)	2015	2015	15-30
Newport News, VA
MidTowne Shopping Center	—	8,810	29,699	565	8,810	30,264	39,074	(5,271)	2005/2008	2014	5-30
Little Rock, AR
Milford Marketplace	18,727	—	35,867	824	—	36,691	36,691	(4,199)	2007	2015	15-30
Milford, CT
Newington Fair	—	7,833	8,329	331	7,833	8,660	16,493	(2,365)	1994/2009	2012	15-30
Newington, CT
North Hills Square	—	4,800	5,493	236	4,800	5,729	10,529	(1,006)	1997	2014	15-30
Coral Springs, FL
Oquirrh Mountain Marketplace	—	4,254	14,467	177	4,254	14,644	18,898	(1,608)	2014-2015	2015	15-30
Jordan, UT
Oquirrh Mountain Marketplace Phase II	—	1,403	3,727	(54)	1,403	3,673	5,076	(354)	2014-2015	2016	15-30
Jordan, UT
Park Avenue Shopping Center	—	5,500	16,365	2,947	5,500	19,312	24,812	(3,271)	2012	2014	15-30
Little Rock, AR
Pentucket Shopping Center	14,700	5,993	11,251	30	5,993	11,281	17,274	(765)	1986	2017	15-30
Plaistow, NH
Plaza at Prairie Ridge	—	618	2,305	—	618	2,305	2,923	(316)	2008	2015	15-30
Pleasant Prairie, WI
Prattville Town Center	15,930	5,336	27,672	91	5,336	27,763	33,099	(3,850)	2007	2015	15-30
Prattville, AL
Regal Court	26,000	5,873	41,181	1,361	5,873	42,542	48,415	(5,777)	2008	2015	5-30
Shreveport, LA
Settlers Ridge	76,533	25,961	98,157	238	25,961	98,395	124,356	(12,031)	2011	2015	15-30
Pittsburgh, PA
Shoppes at Lake Park	—	2,285	8,527	—	2,285	8,527	10,812	(1,214)	2008	2015	15-30
West Valley City. UT
Shoppes at Market Pointe	13,700	12,499	8,388	783	12,499	9,171	21,670	(1,693)	2006-2007	2015	15-30
Papillion, NE
Shoppes at Prairie Ridge	—	7,521	22,468	351	7,521	22,819	30,340	(3,343)	2009	2014	15-30
Pleasant Prairie, WI
The Shoppes at Branson Hills	—	4,418	37,229	961	4,418	38,190	42,608	(5,476)	2005	2014	15-30

Branson, MO
Shops at Hawk Ridge	—	1,329	10,341	251	1,329	10,592	11,921	(1,505)	2009	2015	5-30
St. Louis, MO
Treasure Valley	—	3,133	12,000	—	3,133	12,000	15,133	(1,638)	2014	2015	15-30
Nampa, ID
Village at Burlington Creek	17,723	10,789	19,385	793	10,789	20,178	30,967	(2,555)	2007 & 2015	2015	5-30
Kansas City, MO
Walgreens Plaza	4,650	2,624	9,683	410	2,624	10,093	12,717	(1,403)	2011	2015	15-30
Jacksonville, NC
Wedgewood Commons	—	2,220	26,577	157	2,220	26,734	28,954	(4,692)	2009-2013	2013	5-30
Olive Branch, MS
Whispering Ridge	—	1,627	10,418	(4,144)	1,627	6,274	7,901	(156)	2007	2015	5-30
Omaha, NE
White City	49,400	18,961	70,423	1,788	18,961	72,211	91,172	(9,589)	2013	2015	15-30
Shrewsbury, MA
Wilson Marketplace	—	11,155	27,498	1,020	11,155	28,518	39,673	(1,977)	2007	2017	15-30
Wilson, NC
Yorkville Marketplace	—	4,990	13,928	538	4,990	14,466	19,456	(2,217)	2002 & 2007	2015	15-30
Yorkville, IL
Total:	$424,574	$277,229	$1,003,804	$17,803	$277,229	$1,021,607	$1,298,836	$(139,134)

Notes:

(A)	The initial cost to the Company represents the original purchase price of the property including impairment charges recorded subsequent to acquisition to reduce basis.
(B)	The aggregate cost of real estate owned at December 31, 2018 for federal income tax purposes was $1,448,586.
(C)	As applicable, some amounts include write-offs
(D)	Reconciliation of real estate owned:

	2018	2017	2016
Balance at January 1,	$1,288,917	$1,233,231	$1,161,437
Acquisitions	—	59,306	68,977
Improvements, net of master lease	9,919	5,594	2,817
Impairment of investment property	—	(9,214)	—
Balance at December 31,	$1,298,836	$1,288,917	$1,233,231

(E)Reconciliation of accumulated depreciation:

Balance at January 1,	$101,094	$62,631	$27,545
Depreciation expense	38,040	39,497	35,086
Impairment of investment property	—	(1,034)	—
Balance at December 31,	$139,134	$101,094	$62,631

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website free of charge at inland-investments.com/inland-income-trust. We will provide the code of ethics free of charge upon request to our investor services group.

Item 11.	Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year and is incorporated by reference into this Item 12.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year and is incorporated by reference into this Item 13.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 14.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	List of documents filed as part of this report:
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)	Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2018 is submitted herewith.

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

3.1

Second Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

3.2

Inland Real Estate Income Trust, Inc. Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 16, 2018 (file number 000-55146))

3.3

Inland Real Estate Income Trust, Inc. Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 16, 2018 (file number 000-55146))

3.4

Second Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to  the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 13, 2015 (file number 000-55146))

4.1

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 9, 2015 (file number 000-55146))

4.2

Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 22, 2017 (file number 000-55146))

4.3

Second Amended and Restated Share Repurchase Program, effective March 21, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2019 (file number 000-55146))

10.1

Amended and Restated Business Management Agreement, dated as of February 11, 2019, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2019 (file number 000-55146))

10.2

Master Real Estate Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and Inland National Real Estate Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.3

Assignment and Assumption of Master Management Agreement, effective January 1, 2016, by and between Inland National Real Estate Services, LLC and Inland Commercial Real Estate Services LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2016 (file number 000-55146))

10.4

Investment Advisory Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc., IREIT Business Manager & Advisor, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.5

License Agreement, by and between The Inland Real Estate Group, Inc. and Inland Real Estate Income Trust, Inc., effective as of August 24, 2011 (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 25, 2012 (file number 333-176775))

Exhibit No.	Description

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

10.17

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

10.24

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

10.26

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

10.27

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

10.28

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

10.29

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

10.30

Assignment and Assumption of Leases and Security Deposits (Walgreens Plaza), dated as of March 16, 2015, by and between KRG JACKSONVILLE RICHLANDS, LLC and IREIT JACKSONVILLE RICHLANDS, L.L.C. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.31

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

10.32

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

10.33

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

10.34

Assignment and Assumption of Leases and Security Deposits (Fairgrounds Crossing), dated as of March 16, 2015, by and between KRG HOT SPRINGS FAIRGROUNDS, LLC and IREIT HOT SPRINGS FAIRGROUNDS, L.L.C. (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.35

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

10.36

Assignment and Assumption of Leases and Security Deposits (Hawk Ridge), dated as of March 16, 2015, by and between KRG LAKE ST. LOUIS HAWK RIDGE, LLC and IREIT LAKE ST. LOUIS HAWK RIDGE, L.L.C. (incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.37

Assignment and Assumption of Leases and Security Deposits (Whispering Ridge), dated as of March 16, 2015, by and between KRG OMAHA WHISPERING RIDGE, LLC, and RE INCOME OMAHA WHISPERING RIDGE, L.L.C. (incorporated by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.38

Assignment and Assumption of Leases and Security Deposits (Regal Court), dated as of March 16, 2015, by and between KRG SHREVEPORT REGAL COURT, LLC, and IREIT SHREVEPORT REGAL COURT, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.39

Assignment and Assumption of Leases and Security Deposits (Eastside Junction), dated as of March 16, 2015, by and between KRG ATHENS EASTSIDE, LLC, and IREIT ATHENS EASTSIDE, L.L.C. (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2015 (file number 000-55146))

10.40

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

10.44

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

10.45

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

10.46

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

10.47

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

10.48

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

10.49

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

10.50

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

10.51

Assignment of Partnership Interest, dated October 1, 2015, by and between Inland Real Estate Income Trust, Inc. and CBL/Settlers Ridge GP, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.52

Assignment of Partnership Interest, dated October 1, 2015, by and between Inland Real Estate Income Trust, Inc. and CBL/Settlers Ridge LP, LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.53

Assignment of Partnership Interest, dated October 1, 2015, by and between Inland Real Estate Income Trust, Inc. and Settlers Ridge Management GP, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

Exhibit No.	Description

10.54

Assignment of Partnership Interest, dated October 1, 2015, by and between Inland Real Estate Income Trust, Inc. and Settlers Ridge Management LP, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 6, 2015 (file number 000-55146))

10.55

Loan Agreement, dated December 3, 2015, by and between IREIT Pittsburgh Settlers Ridge, L.L.C. and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.56

Promissory Note, dated December 3, 2015, issued by IREIT Pittsburgh Settlers Ridge, L.L.C. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.57

Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.58

Assignment of Leases, effective December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.59

Guaranty of Recourse Obligations, dated December 3, 2015, by Inland Real Estate Income Trust, Inc. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.60

Unsecured Indemnity Agreement, dated December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. and Inland Real Estate Income Trust, Inc. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.61

Employee and Director Restricted Share Plan of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 17, 2016 (file number 000-55146))

10.62

Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.63

Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.64

Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2018 (file number 000-55146))

10.65

Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2018 (file number 000-55146))

10.66

Inland Real Estate Income Trust, Inc. Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

Exhibit No.	Description

10.67

Form of Deferred Compensation Election – Eligible Cash Compensation (incorporated by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.68

Form of Deferred Compensation Election – Eligible Stock Compensation (incorporated by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.69

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

10.70

Revolving Credit Note, dated August 1, 2018, by Inland Real Estate Income Trust, Inc. for the benefit of KeyBank National Association (Form of Revolving Credit Note) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 7, 2018 (file number 000-55146))

10.71

Term Loan A Note, dated August 1, 2018, by Inland Real Estate Income Trust, Inc. for the benefit of KeyBank National Association (Form of Term Loan A Note) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 7, 2018 (file number 000-55146))

10.72

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

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 20, 2019, is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	March 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Daniel L. Goodwin	Director and Chairman of the Board	March 20, 2019
Name:	Daniel L. Goodwin

By:	/s/ Mitchell A. Sabshon	Director, President and Chief Executive Officer (principal executive officer)	March 20, 2019
Name:	Mitchell A. Sabshon

By:	/s/ Catherine L. Lynch	Chief Financial Officer and Treasurer	March 20, 2019
Name:	Catherine L. Lynch	(principal financial officer)

By:	/s/ Lee A. Daniels	Director	March 20, 2019
Name:	Lee A. Daniels

By:	/s/ Stephen Davis	Director	March 20, 2019
Name:	Stephen Davis

By:	/s/ Gwen Henry	Director	March 20, 2019
Name:	Gwen Henry

By:	/s/ Bernard J. Michael	Director	March 20, 2019
Name:	Bernard J. Michael