Form 10-Q
period 2019-03-31
Inland Real Estate Income Trust, Inc.
filed 2019-05-15
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Registrant’s telephone number, including area code: 630-218-8000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 6, 2019, there were 35,690,942 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollar amounts in thousands, except per share amounts)

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Assets:
Investment properties:
Land	$277,229	$277,229
Building and other improvements	1,022,042	1,021,607
Total	1,299,271	1,298,836
Less accumulated depreciation	(148,719)	(139,134)
Net investment properties	1,150,552	1,159,702
Cash and cash equivalents	13,023	15,239
Restricted cash	1,001	1,001
Accounts and rent receivable, net	16,441	16,176
Acquired lease intangible assets, net	109,612	115,357
Deferred costs, net	2,744	2,570
Operating lease right-of-use asset, net	15,840	—
Other assets	6,854	10,024
Total assets	$1,316,067	$1,320,069

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$705,980	$705,884
Accounts payable and accrued expenses	9,652	8,849
Operating lease liability	23,455	—
Distributions payable	10,741	11,924
Acquired intangible liabilities, net	51,485	57,462
Due to related parties	2,715	2,604
Other liabilities	10,125	16,268
Total liabilities	814,153	802,991

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 35,447,385 and 35,343,256 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	35	35
Additional paid in capital	798,483	795,409
Accumulated distributions and net loss	(297,443)	(283,859)
Accumulated other comprehensive income	839	5,493
Total stockholders’ equity	501,914	517,078
Total liabilities and stockholders’ equity	$1,316,067	$1,320,069

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Income:
Rental income	$32,422	$32,540
Other property income	53	108
Total income	32,475	32,648

Expenses:
Property operating expenses	5,675	5,810
Real estate tax expense	4,248	4,501
General and administrative expenses	1,512	1,116
Acquisition related costs	—	(7)
Business management fee	2,333	2,328
Depreciation and amortization	14,526	14,760
Total expenses	28,294	28,508

Operating income	4,181	4,140

Interest expense	(7,153)	(6,467)
Interest and other income	19	87
Net loss	$(2,953)	$(2,240)

Net loss per common share, basic and diluted	$(0.08)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	35,583,398	35,594,052

Comprehensive (loss) income:
Net loss	$(2,953)	$(2,240)
Unrealized (loss) gain on derivatives	(4,200)	4,826
Reclassification adjustment for amounts included in net loss	(454)	133
Comprehensive (loss) income	$(7,607)	$2,719

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended March 31, 2019:

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2018	35,343,256	$35	$795,409	$(283,859)	$5,493	$517,078

Distributions declared ($0.3018 per share)	—	—	—	(10,741)	—	(10,741)
Proceeds from distribution reinvestment plan	244,417	—	5,463	—	—	5,463
Shares repurchased	(140,288)	—	(2,402)	—	—	(2,402)
Unrealized loss on derivatives	—	—	—	—	(4,200)	(4,200)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(320)	(320)
Cumulative reversal of recognized hedge ineffectiveness (see Note 2)	—	—	—	134	(134)	—
Cumulative-effect adjustment recognized upon adoption of ASC 842 (see Note 2)	—	—	—	(24)	—	(24)
Equity based compensation	—	—	13	—	—	13
Net loss	—	—	—	(2,953)	—	(2,953)
Balance at March 31, 2019	35,447,385	$35	$798,483	$(297,443)	$839	$501,914

For the three months ended March 31, 2018:

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	35,498,444	$35	$798,567	$(212,883)	$5,753	$591,472

Distributions declared ($0.335 per share)	—	—	—	(11,927)	—	(11,927)
Proceeds from distribution reinvestment plan	99,636	—	2,254	—	—	2,254
Shares repurchased	(262,792)	—	(5,782)	—	—	(5,782)
Unrealized gain on derivatives	—	—	—	—	4,826	4,826
Reclassification adjustment for amounts included in net loss	—	—	—	—	133	133
Equity based compensation	—	—	10	—	—	10
Net loss	—	—	—	(2,240)	—	(2,240)
Balance at March 31, 2018	35,335,288	$35	$795,049	$(227,050)	$10,712	$578,746

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,953)	$(2,240)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,526	14,760
Amortization of debt issuance costs and mortgage premiums, net	150	135
Amortization of acquired market leases, net	(208)	(128)
Amortization of equity based compensation	13	11
Amortization of right-of-use-asset	123	—
Straight-line income, net	(421)	(331)
Payment of leasing fees	(255)	(719)
Adjustment of contingent earnout liability	—	(25)
Other non-cash adjustments	4	7
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,050	(1,414)
Accounts and rent receivable	131	925
Due to related parties	2	140
Operating lease liability	78	—
Other liabilities	(1,895)	301
Other assets	222	420
Net cash flows provided by operating activities	10,567	11,842

Cash flows from investing activities:
Capital expenditures	(805)	(2,275)
Investment in unconsolidated joint ventures	—	(1,856)
Other assets and other liabilities	—	(4,939)
Net cash flows used in investing activities	(805)	(9,070)

Cash flows from financing activities:
Payment of credit facility	—	(8,000)
Proceeds from credit facility	—	20,000
Payment of mortgages payable	(54)	(52)
Proceeds from the distribution reinvestment plan	5,463	2,254
Shares repurchased	(5,463)	(2,531)
Distributions paid	(11,924)	(4,537)
Payment of deferred investment property acquisition obligations	—	(596)
Net cash flows (used in) provided by financing activities	(11,978)	6,538

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,216)	9,310
Cash, cash equivalents and restricted cash, at beginning of the period	16,240	16,844
Cash, cash equivalents and restricted cash, at end of period	$14,024	$26,154

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:

Cash paid for interest	$6,778	$6,364

Supplemental schedule of non-cash investing and financing activities:

Establishment of operating lease right-of-use asset	$15,963	$—

Establishment of operating lease liability	$23,377	$—

Accrued SRP	$2,402	$5,782

Distributions payable	$10,741	$11,927

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited, dollar amounts in thousands, except per share amounts)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2018, which are included in the Company’s 2018 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report.

NOTE 1 – ORGANIZATION

The Company was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. The Company has primarily focused on acquiring retail properties and intends to target a portfolio of 100% grocery-anchored properties. The Company has invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets if its management believes the expected returns from those investments exceed that of retail properties. The Company also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

The Company has no employees. The Company is managed by IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), pursuant to a Business Management Agreement with the Business Manager.

On February 11, 2019, the Company’s board of directors approved a strategic plan (the “Strategic Plan”) with the goals of providing future liquidity to investors and creating long-term stockholder value. The Strategic Plan centers around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, the Company’s management team and board will consider the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers, as well as the redevelopment of select centers within the current portfolio. The Company plans to move toward a liquidity event in the next 24 to 36 months, or sooner, market conditions permitting, most likely through a listing on a public securities exchange. In connection with the Strategic Plan, the board approved amendments to the Company’s share repurchase program (as amended, the “SRP”) as further described below in Note 3 – “Equity,” and the Business Management Agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all future acquisition and disposition fees. There can be no assurance that the Strategic Plan will not evolve or change over time or that the Company will be able to successfully implement the Strategic Plan, including listing the Company’s common stock.

On March 11, 2019, as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on the same date, the Company announced that the Company’s board of directors unanimously approved: (i) an estimated per share net asset value (the “Estimated Per Share NAV”) as of December 31, 2018; (ii) the same per share purchase price for shares issued under the Company’s distribution reinvestment plan (as amended, the “DRP”) beginning with the first quarter distribution payment to stockholders in April 2019 until the Company announces a new Estimated Per Share NAV, and (iii) that, in accordance with the SRP, beginning with repurchases in April 2019 and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases will be repurchased at 80% of the Estimated Per Share NAV and any shares accepted for “exceptional repurchases” will be repurchased at the Estimated Per Share NAV.

At March 31, 2019, the Company owned 59 retail properties, totaling 6,870,124 square feet.  The properties are located in 24 states.  At March 31, 2019, the portfolio had a weighted average physical occupancy of 94.0% and economic occupancy of 94.4%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 20, 2019, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2019, except as noted below.

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

Recently Adopted Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. Among other things, the guidance eliminated the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. As ASU 2017-12 was effective for fiscal years beginning after December 15, 2018, the Company adopted the ASU on January 1, 2019 with a modified retrospective transition. For cash flow hedges existing at January 1, 2019, the Company eliminated the separate measurement of ineffectiveness by means of a cumulative reversal of recognized hedge ineffectiveness with a credit to the opening balance of accumulated distributions and net loss and a debit to accumulated other comprehensive income of $134 on its consolidated balance sheet and consolidated statement of equity.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which amends the guidance in ASC Topic 840, Leases. The Company adopted the lease standard effective January 1, 2019. As a lessor, the Company’s recognition of rental income remained mainly consistent with previous guidance. As a result of the adoption of ASC 842, the Company includes both billed and accrued charges in its quarterly evaluation of the collectability of a tenant’s receivable balance. Prior to the adoption of ASC 842, uncollectible tenant revenues were recorded as bad debt expense in property operating expenses on our consolidated statement of operations and comprehensive loss. For tenant receivables that the Company determines to be uncollectible, the Company now records an offset for uncollectible tenant revenues directly to rental income. Upon adoption of ASC 842 on January 1, 2019, a cumulative-effect adjustment of $24 was recognized for uncollectible tenant revenues as a result of this change. The standard’s changes related to capitalized initial direct costs did not impact the Company’s accounting for such costs, because historically, the Company capitalized initial direct costs (commissions) that are still considered capitalizable under the new standard.

As part of its adoption of the lease standard, the Company has elected and qualifies to utilize the practical expedient in ASU No. 2018-11, Targeted Improvements, Leases (Topic 842) issued in July 2018, which allows, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease. This practical expedient for lessors is limited to circumstances in which the non-lease component or components would be accounted for under the new revenue guidance and both (1) the timing and pattern of transfer are the same for the non-lease component(s) and associated lease component and (2) the lease component, if accounted for separately, would be classified as an operating lease.

The Company also elected the package of practical expedients in ASU No. 2018-11, which permitted the Company to adopt the new leases standard under a transition method whereby it initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Therefore, the Company adopted ASU No. 2016-02 on its effective date without restating comparative periods and utilized the practical expedients available in the amendment as part of its adoption. The package of practical expedients included relief from re-assessing a lease using the standard’s new definition of a lease, relief from re-assessing the classification of a lease and allowing previously capitalized initial direct costs (see above) to continue to be amortized. The adoption of the package of practical expedients, as a lessor, did not require the Company to recognize a cumulative effect adjustment.

For lessees, ASU No. 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Company is the lessee of a ground lease. The Company has elected the practical expedient that, for leases that commenced before the effective date, the lessee need not reassess whether the contract is a lease nor reassess lease classification for existing leases. The lease liability for the ground lease was based on the present value of the ground lease’s future lease payments using an interest rate which it considers reasonable and within the range of the Company’s incremental borrowing rate. At January 1, 2019, the Company recorded a lease liability of $23,377 and a ROU asset of $15,963 on its consolidated balance sheet. Rental expense for lease payments related to the operating lease will continue to be recognized on a straight-line basis over the lease term.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Restricted Cash

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	March 31,
	2019	2018
Cash and cash equivalents	$13,023	$21,506
Restricted cash	1,001	4,648
Total cash, cash equivalents, and restricted cash	$14,024	$26,154

Income Tax

During the year ended December 31, 2018, the Company recorded an impairment charge of $15,405 related to its investment in Mainstreet Texas Development Fund, LLC, a joint venture formed to develop three transitional care/rapid recovery centers (“Mainstreet JV”). As a result, the Company will likely recognize either a capital or net operating loss or a combination thereof, for income tax purposes, from this venture in the future. The Company’s investment in Mainstreet JV is held through a taxable REIT subsidiary. Based on an effective tax rate of 28.51%, which is calculated by combining a 21% Federal tax rate and an IL tax rate of 7.51% (9.5% state rate net of the Federal benefit), the deferred tax benefit related to the impairment is approximately $4,400. Since the taxable REIT subsidiary does not currently conduct any activities outside the investment in Mainstreet JV, management does not believe it is more likely than not that the taxable REIT subsidiary will be able to utilize these losses in future tax periods. As a result, management recorded a full valuation allowance of $4,400 to account for this uncertainty.

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company issued 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering.  As of March 31, 2019, there were 35,447,385 shares of common stock outstanding including 4,643,680 shares issued through the DRP, net of 2,731,757 shares repurchased through the SRP.

On March 5, 2019, the Company’s board of directors determined the Estimated Per Share NAV as of December 31, 2018. The previously Estimated Per Share NAV as of December 31, 2017 was established on March 20, 2018.

The Company provides the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

Through the DRP, the Company provides stockholders with the option to purchase additional shares from the Company by automatically reinvesting cash distributions, subject to certain share ownership restrictions. The Company does not pay any selling commissions or a marketing contribution and due diligence expense allowance in connection with the DRP. Pursuant to the DRP, the price per share for shares of common stock purchased under the DRP is equal to the estimated value of a share, as determined by the Company’s board of directors and reported by the Company from time to time, until the shares become listed for trading, if a listing occurs, assuming that the DRP has not been terminated or suspended in connection with such listing.

Distributions reinvested through the DRP were $5,463 and $2,254 for the three months ended March 31, 2019 and 2018, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Share Repurchase Program

The Company adopted the SRP effective October 18, 2012, under which the Company is authorized to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested, if the Company chooses to purchase them. In the case of repurchases made upon the death of a stockholder or qualifying disability, as defined in the SRP, the one year holding period does not apply. The SRP was amended and restated effective January 1, 2018 to change the processing of repurchase requests from a monthly to a quarterly basis to align with the move to quarterly distributions. On February 11, 2019, the Company’s board of directors adopted a second amended and restated SRP (the “A&R SRP”), effective March 21, 2019. Under the A&R SRP, the Company is authorized to make ordinary repurchases at a price equal to 80.0% of the “share price,” which is defined in the A&R SRP as an amount equal to the lesser of: (A) $25, as adjusted under certain circumstances, including, among other things, if the applicable shares were purchased from the Company at a discounted price; or (B) the most recently disclosed estimated value per share. Prior to the amendment, the Company was authorized to make ordinary repurchases at a price ranging from 92.5% to 100% of the “share price.” The Company may repurchase shares upon a stockholder’s death or qualifying disability at a price equal to 100% of the “share price.”

The A&R SRP provides the Company’s board of directors with the discretion to reduce the funding limit for share repurchases.  Prior to the amendment, the funding for ordinary repurchases was limited to the proceeds from the DRP during a particular quarter.  The A&R SRP limits the dollar amount for any repurchases made by the Company each calendar quarter to an amount equal to a percentage determined in the sole discretion of the board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter.  The Company continues to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for any stock splits or other combinations.

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

Repurchases through the SRP were $2,402 and $5,782 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, the Company’s liability related to the SRP was $2,402 and $5,463, respectively, recorded in other liabilities on the Company’s consolidated balance sheets.

NOTE 4 – LEASES

The Company is lessor to over 700 retail operating leases. The remaining lease terms for the Company’s leases range from less than one year to 19 years. The Company considers the date on which it makes a leased space available to a lessee as the commencement date of the lease. At commencement, the Company determines the lease classification utilizing the classification tests under ASC 842. Options to extend a lease are included in the lease term when it is reasonably certain that the tenant will exercise its option to extend. Termination penalties are included in income when there is a termination agreement, all the conditions of the agreement have been met and amounts due are considered collectible. Such termination fees are recognized on a straight-line basis over the remaining lease term in rental income. If an operating lease is modified and the modification is not accounted for as a separate contract, the Company accounts for the modification as if it were a termination of the existing lease and the creation of a new lease.  The Company considers any prepaid or accrued rentals relating to the original lease as part of the lease payments for the modified lease. The Company includes options to modify the original lease term when it is reasonably certain that the tenant will exercise its option to extend.

Lease Income

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and comprehensive loss. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses. As of January 1, 2019, the date on which the Company adopted the new leasing standard, reimbursements for common area maintenance are considered non-lease components that are permitted to be combined with rental income. The combined lease component and reimbursements for insurance and taxes are reported as rental income on the consolidated statement of operations and comprehensive loss.

Rental income related to the Company's operating leases is comprised of the following:

Three Months Ended March 31, 2019
Rental income - fixed payments	$25,495
Rental income - variable payments (a)	6,719
Amortization of acquired market leases, net	208
Rental income	$32,422

(a)	Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The future base rent payments to be received under operating leases including ground leases as of March 31, 2019 for the years indicated, assuming no expiring leases are renewed, are as follows:

Lease Payments
2019 (remainder of year)	$69,772
2020	87,211
2021	81,620
2022	71,831
2023	60,319
Thereafter	196,840
Total	$567,593

Lease Expense

The Company is the lessee of one ground lease.  The ground lease, which commenced on July 1, 2007, was assumed as part of a property purchase in October 2015 and extends through June 30, 2037 with six 5-year renewal options which the Company assumes will be exercised. At commencement of the lease, the Company considered the lease terms and lease classification. As reassessment is not required under practical expedients accorded in ASC 842, the Company will continue to account for the ground lease as an operating lease with an established lease term and payment schedule. At January 1, 2019, the Company recorded a lease liability of $23,377 and a ROU asset of $15,963 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 6.32% which the Company considers reasonable and within the range of the Company’s incremental borrowing rate.

Lease payments for the ground lease as of March 31, 2019 for each of the five succeeding years and thereafter is as follows:

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Lease Payments
2019 (remainder of year)	$855
2020	1,140
2021	1,140
2022	1,202
2023	1,264
Thereafter	88,376
Total	$93,977

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Intangible assets:
Acquired in-place lease value	$165,182	$165,182
Acquired above market lease value	45,824	45,824
Accumulated amortization	(101,394)	(95,649)
Acquired lease intangibles, net	$109,612	$115,357
Intangible liabilities:
Acquired below market lease value	$71,551	$71,551
Acquired above market ground lease	—	5,169
Accumulated amortization	(20,066)	(19,258)
Acquired below market lease intangibles, net	$51,485	$57,462

As of March 31, 2019, the weighted average amortization periods for acquired in-place lease, above market lease intangibles and below market lease intangibles are 10, 14, and 19 years, respectively.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value is amortized on a straight-line basis over the term of the related lease as an adjustment to rental income. For below market lease values, the amortization period includes any renewal periods with fixed rate renewals. Prior to January 1, 2019, the acquired above market ground lease was amortized on a straight-line basis as an adjustment to property operating expense over the term of the lease and included renewal periods. At date of the adoption of ASC 842 on January 1, 2019, the remaining balance of the intangible related to the above market ground lease was derecognized as a cumulative-effect adjustment to establish the operating lease ROU asset.  The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the acquired leases’ weighted average remaining term.

Amortization pertaining to acquired in-place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

	Three Months Ended March 31,
Amortization recorded as amortization expense:	2019	2018
Acquired in-place lease value	$4,841	$5,071
Amortization recorded as a reduction to property operating expense:
Acquired above market ground lease	$—	$23
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(904)	$(1,030)
Acquired below market leases	1,112	1,135
Net rental income increase	$208	$105

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2019 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2019 (remainder of year)	$12,420	$2,526	$3,208
2020	13,801	3,057	4,070
2021	11,354	2,988	3,889
2022	8,714	2,684	3,630
2023	7,458	2,489	3,347
Thereafter	26,301	15,820	33,341
Total	$80,048	$29,564	$51,485

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of March 31, 2019 and December 31, 2018, the Company had the following mortgages and credit facility payable:

	March 31, 2019		December 31, 2018
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate

Fixed rate mortgages payable	$171,592	4.25%	$171,646	4.25%
Variable rate mortgages payable with swap agreements	252,244	3.33%	252,244	3.33%
Variable rate mortgages payable	684	4.09%	684	3.95%
Mortgages payable	$424,520	3.71%	$424,574	3.71%
Credit facility payable	284,523	4.22%	284,523	4.22%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$709,043	3.91%	$709,097	3.91%
Add: Unamortized mortgage premiums	1,525		1,683
Less: Unamortized debt issuance costs	(4,588)		(4,896)
Total debt	$705,980		$705,884

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $709,043 and $709,097 as of March 31, 2019 and December 31, 2018, respectively, and its estimated fair value was $711,066 and $709,737 as of March 31, 2019 and December 31, 2018, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

As of March 31, 2019, scheduled principal payments and maturities on the Company’s debt were as follows:

	March 31, 2019
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2019 (remainder of the year)	$178	$7,447	$—	$7,625
2020	897	—	—	897
2021	1,531	82,740	—	84,271
2022	615	101,537	134,523	236,675
2023	326	91,230	150,000	241,556
Thereafter	636	137,383	—	138,019
Total	$4,183	$420,337	$284,523	$709,043

Credit Facility Payable

The Company’s credit facility (the “Credit Facility”) consisting of a $200,000 revolving credit facility (the “Revolving Credit Facility”) and a $150,000 term loan (the “Term Loan”) has an accordion feature that allows for an increase in available borrowings up to $700,000, subject to certain conditions.

At March 31, 2019, the Company has $134,523 outstanding under the Revolving Credit Facility and $150,000 outstanding under the Term Loan.  At March 31, 2019 the interest rate on the Revolving Credit Facility and the Term Loan was 4.14% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions.  The Term Loan matures on August 1, 2023. As of March 31, 2019 the Company had $65,477 available for borrowing under the Revolving Credit Facility.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base.  Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility. At March 31, 2019, there were 28 properties included in the pool of unencumbered properties.

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

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2019, the Company was current on all of the payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of March 31, 2019, the weighted average years to maturity for the Company’s mortgages payable was 4.3 years.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s interest rate swap contracts outstanding as of March 31, 2019.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at March 31, 2019
Assets
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	26
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	608
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	118
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	163
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	586
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	1,285
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	1,676
June 5, 2017	May 31, 2017	May 15, 2022	1.90%	14,700	115
				$226,244	$4,577

Liabilities
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(175)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	60,000	(1,423)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(593)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(598)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	40,000	(949)
				$176,000	$(3,738)

(a)   Receive floating rate index based upon 1 month LIBOR. At March 31, 2019, the 1 month LIBOR was 2.49%.

On January 1, 2019, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities which eliminated the requirement to separately measure and report hedge ineffectiveness. For derivative instruments that are designated and qualify as a cash flow hedge, the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness should be recorded in other comprehensive income (OCI). When the amounts recorded in OCI are reclassified to earnings, they should be presented in the same income statement line item as the effect of the hedged item. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2019	2018
Effective portion of derivatives	$(4,200)	$4,826
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(454)	$133
Ineffective portion of derivatives	$—	$(7)

The total amount of interest expense presented on the consolidated statements of comprehensive (loss) income was $7,153 and $6,467, for the three months ended March 31, 2019 and 2018, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated statements of comprehensive (loss) income.   The amount that is expected to be reclassified from accumulated other comprehensive income into income in the next twelve months is $(1,371).

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 7 – DISTRIBUTIONS

On March 19, 2019, the Company’s board of directors declared cash distributions payable to stockholders of record as of the close of business on March 31, 2019 in an amount equal to $0.3018 per share, which represents an annualized rate of 6% based on the Estimated Per Share NAV as of December 31, 2018, payable in arrears the following quarter. In 2018, the Company paid quarterly distributions in the amount of $0.335 per share, payable in arrears the following quarter.

The table below presents the distributions paid and declared during the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Distributions paid	$11,924	$4,537
Distributions declared	$10,741	$11,927

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss in the three months ended March 31, 2019 and 2018, 2,573 shares and 1,743 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units were issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares and restricted share units are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $13 and $11, in the aggregate, for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had $36 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.4 years.

A summary table of the status of the restricted shares and restricted share units is presented below:

	Restricted Shares	Restricted Share Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,224	1,201	$100	$100
Granted	—	25	1	—
Vested	—	(5)	—	—
Converted	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2019	3,224	1,221	$101	$100

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, retail real estate, for the three months ended March 31, 2019 and 2018.

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2019 and 2018. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended March 31,		Unpaid amounts as of
		2019	2018	March 31, 2019	December 31, 2018
General and administrative reimbursements	(a)	$338	$381	$230	$216

Acquisition fees	(b)	$—	9	—	—

Real estate management fees		$1,086	$1,285	$—	$—
Property operating expenses		284	284	—	—
Construction management fees		49	22	54	6
Leasing fees		89	85	98	37
Total real estate management related costs	(c)	$1,508	$1,676	$152	$43

Business management fees	(d)	$2,333	$2,328	$2,333	$2,345

(a)

The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses incurred by the Business Manager or its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. Unpaid amounts are included in due to related parties in the consolidated balance sheets.

(b)

Prior to February 11, 2019, the Company was required to pay the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired. The business management agreement was amended and restated to, among other things, remove the obligation to pay acquisition fees and disposition fees payable to the Business Manager by the Company with respect to transactions occurring on or after February 11, 2019. The Business Manager and its related parties continue to be reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets. There were no related party acquisition costs or fees incurred during the three months ended March 31, 2019. Related party acquisition costs and fees incurred during the three months ended March 31, 2018 are included in acquisition related costs in the consolidated statements of operations and comprehensive (loss) income. Unpaid amounts are included in due to related parties in the consolidated balance sheets.

(c)

For each property that is managed by Inland Commercial Real Estate Services LLC (the “Real Estate Manager”) (and its predecessor), the Company pays a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. The Real Estate Manager determines, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by the Real Estate Manager or its affiliates, the Company pays the Real Estate Manager a separate leasing fee. Further, in the event that the Company engages its Real Estate Manager to provide construction management services for a property, the Company pays a separate construction management fee.  Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements in the consolidated balance sheets. The Company also reimburses the Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

of the Real Estate Manager or the Company.  Real estate management fees and reimbursable expenses are included in property operating expenses in the consolidated statements of operations and comprehensive (loss) income.

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

NOTE 13 – FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2019
Interest rate swap agreements - Other assets	$—	$4,577	$—	$4,577
Interest rate swap agreements - Other liabilities	$—	$(3,738)	$—	$(3,738)
December 31, 2018
Interest rate swap agreements - Other assets	$—	$7,286	$—	$7,286
Interest rate swap agreements - Other liabilities	$—	$(1,926)	$—	$(1,926)

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 14 – SUBSEQUENT EVENTS

The Company paid distributions of $10,741 and issued 240,331 shares through the DRP on April 1, 2019.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 20, 2019, and factors described below:

•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	We have incurred net losses on a U.S. generally accepted accounting principles (“U.S. GAAP”) basis for the three months ended March 31, 2019 and 2018 and for the year ended December 31, 2018;
•

There is no established public trading market for our shares, our stockholders may not be able to sell their shares under our share repurchase program (as amended, “SRP”) and, if our stockholders are able to sell their shares under the SRP, or otherwise, they may not be able to recover the amount of their investment in our shares;

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

•	Our properties may compete with the properties owned by other programs sponsored by our Sponsor or Inland Private Capital Corporation for, among other things, tenants;
•	Our Business Manager is under no obligation, and may not agree, to forgo or defer its business management fee;
•	If we fail to continue to qualify as a REIT, our operations and distributions to stockholders will be adversely affected; and
•	We may not be able to successfully implement the strategic plan adopted by our board of directors on February 11, 2019, which is described further below.

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

The following discussion and analysis relates to the three months ended March 31, 2019 and 2018 and as of March 31, 2019 and December 31, 2018. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We were formed as a Maryland corporation on August 24, 2011 and elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the year ended December 31, 2013. We have no employees. We are managed by our business manager, IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager.”

We have primarily focused on acquiring retail properties and intend to target a portfolio of 100% grocery-anchored properties as described below. We have invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets if management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

At March 31, 2019, we had total assets of $1.3 billion and owned 59 properties located in 24 states containing 6.9 million square feet.  A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. As of March 31, 2019, approximately 80% of our annualized base rental income is generated from grocery anchored or grocery shadow anchored shopping centers.  The portfolio properties have staggered lease maturity dates and anchor tenants generally with strong credit ratings.

We commenced our “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015.  We sold 33,534,022 shares of common stock generating gross proceeds of $834.4 million from the Offering.  On March 5, 2019, our board of directors determined an estimated per share net asset value of our common stock of $20.12.

On January 16, 2018, we effected a 1-for-2.5 reverse stock split whereby every 2.5 shares of our issued and outstanding common stock were converted into one share of our common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the number of our outstanding shares was reduced from 88,746,109 to 35,498,444. In accordance with U.S. GAAP, all share information presented has been retroactively adjusted to reflect the Reverse Stock Split.

Company Highlights - Three Months Ended March 31, 2019

On February 11, 2019, our board of directors approved a strategic plan with the goal of providing a liquidity event in the next 24 to 36 months, or sooner, market conditions permitting, most likely through a listing on a public securities exchange. The strategic plan centers around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team and our board of directors will consider the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers, as well as the redevelopment of select centers within the current portfolio. In connection with the strategic plan, our board approved amendments to the SRP as further described below under Part II, Item 2 “–Share Repurchase Program,” and the business management agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all future acquisition and disposition fees. There can be no assurance that the strategic plan will not evolve or change over time or that we will be able to successfully implement the strategic plan, including listing our common stock.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of March 31, 2019
Number of properties	59
Purchase price	$1,414,253
Total square footage	6,870,124
Weighted average physical occupancy	94.0%
Weighted average economic occupancy	94.4%
Weighted average remaining lease term (years)	5.8

The table below presents information for each of our investment properties as of March 31, 2019.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Dollar General (12 properties)	Various	111,890	100.0%	100.0%	$7,447	4.33%
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	159,258	98.1%	98.1%	—	—
Park Avenue (a)	Little Rock, AR	79,131	59.7%	82.8%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	100.0%	100.0%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	69.1%	69.2%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	100.0%	100.0%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	88.6%	88.6%	—	—
Dogwood Festival (a)	Flowood, MS	187,610	92.0%	92.0%	—	—
Pick N Save Center (a)	West Bend, WI	94,000	91.9%	91.9%	—	—
Harris Plaza (a)	Layton, UT	125,965	84.7%	84.7%	—	—
Dixie Valley	Louisville, KY	119,981	90.3%	91.8%	6,798	3.67%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	94.6%	94.6%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	94.3%	94.3%	—	—
Harvest Square	Harvest, AL	70,590	94.1%	94.1%	6,570	4.65%
Heritage Square	Conyers, GA	22,385	100.0%	100.0%	4,460	5.10%
The Shoppes at Branson Hills (a)	Branson, MO	256,329	83.1%	83.1%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	94.9%	94.9%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	93.2%	93.2%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	96.4%	96.4%	13,100	3.24%
Eastside Junction	Athens, AL	79,700	87.7%	87.7%	6,100	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	95.7%	95.7%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	100.0%	100.0%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	96.1%	96.1%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	71.4%	83.5%	4,650	5.30%
Whispering Ridge (a)	Omaha, NE	69,676	71.8%	71.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	94.9%	94.9%	—	—
White City	Shrewsbury, MA	257,121	93.4%	94.7%	49,400	3.24%
Treasure Valley (a)	Nampa, ID	133,292	100.0%	100.0%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	91.3%	91.3%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.2%	98.2%	13,700	3.30%
2727 Iowa Street (a)	Lawrence, KS	85,044	100.0%	100.0%	—	—
Settlers Ridge	Pittsburgh, PA	473,821	99.1%	99.1%	76,532	3.70%
Milford Marketplace	Milford, CT	111,720	96.1%	96.1%	18,727	4.02%
Marketplace at El Paseo	Fresno, CA	224,683	96.6%	97.4%	38,000	2.95%
Blossom Valley Plaza (a)	Turlock, CA	111,435	96.1%	96.1%	—	—
The Village at Burlington Creek	Kansas City, MO	158,049	78.1%	78.1%	17,723	4.25%
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	100.0%	100.0%	—	—
Marketplace at Tech Center	Newport News, VA	210,297	95.5%	95.5%	47,550	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,662	95.1%	95.1%	43,680	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	99.1%	99.1%	—	—
Pentucket Shopping Center	Plaistow, NH	198,469	98.0%	98.0%	14,700	3.65%
Coastal North Town Center - Phase II	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
Portfolio total		6,870,124	94.0%	94.4%	$424,520	3.71%

(a)	Property is included in the pool of unencumbered properties under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of March 31, 2019.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	4	$3,374	3.5%	$13.52	249,493	3.6%
Dicks Sporting Goods, Inc	6	3,269	3.4%	11.84	276,038	4.0%
TJ Maxx/HomeGoods/Marshalls	13	3,194	3.3%	9.70	329,253	4.8%
Petsmart	10	2,871	3.0%	14.79	194,077	2.8%
Ross Dress for Less, Inc	10	2,633	2.7%	10.15	259,487	3.8%
Albertsons/Jewel/Shaws	2	2,304	2.4%	18.02	127,892	1.9%
Ulta Salon, Cosmetics & Fragrance	10	2,261	2.3%	21.69	104,276	1.5%
Kohl's Department Stores	4	1,888	1.9%	5.68	332,461	4.8%
LA Fitness (Fitness International)	2	1,810	1.9%	20.20	89,600	1.3%
Giant Eagle	1	1,805	1.9%	13.96	129,340	1.9%
Top ten tenants	62	$25,409	26.1%	$12.15	2,091,917	30.4%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at March 31, 2019.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,563,926	24.1%	12.3%
Grocery	950,042	14.6%	13.9%
Home Goods	940,782	14.5%	8.5%
Lifestyle, Health Clubs, Books & Phones	828,853	12.8%	15.6%
Restaurant	543,836	8.4%	16.1%
Apparel & Accessories	455,196	7.0%	10.4%
Sporting Goods	333,719	5.1%	4.7%
Pet Supplies	288,642	4.4%	4.6%
Consumer Services, Salons, Cleaners, Banks	279,588	4.3%	7.5%
Health, Doctors & Health Foods	159,574	2.5%	4.5%
Other	142,237	2.3%	1.9%
Total	6,486,395	100.0%	100.0%

The following table sets forth a summary, as of March 31, 2019, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	52%	6.8
Junior Box	5,000-9,999	15%	5.6
Small Shop	Less than 5,000	33%	4.3
Total		100%	5.8

Lease Expirations

The following table sets forth a summary, as of March 31, 2019, of lease expirations scheduled to occur during the remainder of 2019 and each of the calendar years from 2020 to 2028 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to March 31, 2019. Annualized base rent represents the rent in-place of the applicable property at March 31, 2019. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $87,566, or $17.36 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2019 (including month-to-month)	48	183,374	2.8%	$3,181	3.3%	$17.35
2020	100	540,901	8.3%	8,987	9.3%	16.61
2021	92	365,911	5.6%	7,395	7.6%	20.21
2022	92	577,556	8.9%	10,873	11.2%	18.83
2023	111	825,821	12.7%	12,648	13.0%	15.32
2024	87	763,727	11.8%	13,300	13.7%	17.41
2025	71	627,034	9.7%	11,261	11.6%	17.96
2026	40	446,827	6.9%	6,140	6.3%	13.74
2027	35	376,558	5.8%	4,642	4.8%	12.33
2028	31	685,819	10.6%	6,252	6.4%	9.12
Thereafter	34	1,092,867	16.8%	12,526	12.9%	11.46
Leased Total	741	6,486,395	100.0%	$97,205	100.0%	$14.99

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses		Sources
Short-term liquidity and capital needs such as:		•	Cash receipts from our tenants
•	Interest & principal payments on mortgage loans and Credit Facility	•	Sale of shares through the DRP
•	Property operating expenses	•	Proceeds from new or refinanced mortgage loans
•	General and administrative expenses	•	Borrowing on our Credit Facility
•	Distributions to stockholders	•	Proceeds from sales of real estate
•	Fees payable to our Business Manager and Real Estate Manager
•	Repurchases of shares under the SRP

Long-term liquidity and capital needs such as:
•	Acquisitions of real estate directly or through joint ventures
•	Interest & principal payments on mortgage loans and Credit Facility
•	Capital expenditures, tenant improvements and leasing commissions
•	Repurchases of shares under the SRP

At March 31, 2019, we had $134.5 million outstanding under the Revolving Credit Facility and $150.0 million outstanding under the Term Loan.  At March 31, 2019 the interest rate on the Revolving Credit Facility and the Term Loan was 4.14% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and we have the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions.  The Term Loan matures on August 1, 2023. As of March 31, 2019, we had $65.5 million available for borrowing under the Revolving Credit Facility.

As of March 31, 2019, we had total debt outstanding of $709.0 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.91% per annum.  As of March 31, 2019, the weighted average years to maturity for our debt was 4.2 years. As of March 31, 2019 and December 31, 2018, our borrowings were 50% and 50%, respectively, of the purchase price of our investment properties. At March 31, 2019 our cash and cash equivalents balance is $13.0 million.

We anticipate using our Credit Facility to pay-off two secured mortgage loans totaling a principal amount of $7.4 million maturing at the end of 2019. The average interest rate of the loans is 4.33%.

For information related to our debt maturities reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our March 31, 2019 Notes to Consolidated Financial Statements in Item 1.

Cash Flow Analysis

	Three Months Ended March 31,		Change
	2019	2018	2019 vs. 2018
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$10,567	$11,842	$(1,275)
Net cash flows used in investing activities	$(805)	$(9,070)	$8,265
Net cash flows (used in) provided by financing activities	$(11,978)	$6,538	$(18,516)

Operating activities

The decrease in cash from operating activities during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to the timing of real estate tax payments, an increase in interest expense payments and a decrease in prepaid rent.

Investing activities

	Three Months Ended March 31,		Change
	2019	2018	2019 vs. 2018
	(Dollar amounts in thousands)
Capital expenditures	(805)	(2,275)	1,470
Investment in unconsolidated joint ventures	—	(1,856)	1,856
Other assets and restricted escrows	—	(4,939)	4,939
Net cash used in investing activities	$(805)	$(9,070)	$8,265

We used less cash in our investing activities in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease in cash used in investing activities is primarily due a reduction in funding our joint venture and related note receivable for which an impairment charge was recognized at the end of 2018 and a decrease in capital expenditures.

Financing activities

	Three Months Ended March 31,		Change
	2019	2018	2019 vs. 2018
	(Dollar amounts in thousands)
Total changes related to debt	$(54)	$11,948	$(12,002)
Proceeds from the distribution reinvestment plan, net of shares repurchased	—	(277)	277
Distributions paid	(11,924)	(4,537)	(7,387)
Other	—	(596)	596
Net cash (used in) provided by financing activities	$(11,978)	$6,538	$(18,516)

During the three months ended March 31, 2019 and 2018, changes in total debt decreased $12.0 million. The decrease is primarily due to a decrease in draws from our Credit Facility during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  During the three months ended March 31, 2019 compared to the three months ended March 31, 2018 proceeds from the distribution reinvestment plan (as amended, the “DRP”) after shares repurchased increased $0.2 million. During the three months ended March 31, 2019 compared to the three months ended March 31, 2018, distributions increased from $4.5 million to $11.9 million as the 2018 distribution was for one month and the 2019 distribution was for three months.

Distributions

For 2019 and 2018, distributions were payable quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the three months ended March 31, 2019 and 2018 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Three Months Ended March 31,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operations
2019	$10,741	$0.3018	$6,461	$5,463	$11,924	$10,567
2018	$11,927	$0.3350	$2,283	$2,254	$4,537	$11,842

(1)	Distributions were funded by cash flow from operations and cash on hand during the three months ended March 31, 2019 and cash flow from operations in 2018.

Results of Operations

The following discussions are based on our consolidated financial statements for the three months ended March 31, 2019 and 2018. Dollar amounts are stated in thousands.

This section describes and compares our results of operations for the three months ended March 31, 2019 and 2018. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented. Our portfolio of properties remains unchanged from March 31, 2018 to March 31, 2019, and therefore, the results for “non-same store” properties is not presented.

Comparison of the three months ended March 31, 2019 and March 31, 2018

For the three months ended March 31, 2019 and 2018, we owned 59 properties. The following table presents the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three months ended March 31, 2019 and 2018, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Three Months Ended March 31
	2019	2018	Change
Rental income	$31,805	$31,930	$(125)
Other property income	53	108	(55)
Total income	$31,858	$32,038	$(180)

Property operating expenses	$5,474	$5,646	$(172)
Real estate tax expense	4,248	4,501	(253)
Total property operating expenses	$9,722	$10,147	$(425)

Property net operating income	$22,136	$21,891	$245

Straight-line income (expense), net	$220	$331	$(111)
Intangible amortization and inducement	196	115	81
General and administrative expenses	(1,512)	(1,116)	(396)
Acquisition related costs	—	7	(7)
Business management fee	(2,333)	(2,328)	(5)
Depreciation and amortization	(14,526)	(14,760)	234
Interest expense	(7,153)	(6,467)	(686)
Interest and other income	19	87	(68)
Net loss	$(2,953)	$(2,240)	$(713)

Net loss.  Net loss was $2,953 and $2,240 for the three months ended March 31, 2019 and 2018, respectively.

Total property net operating income.  Property net operating income increased $245 in 2019 compared to 2018, total property income decreased $180, and total property operating expenses including real estate tax expense decreased $425. The decrease in total property income is primarily due to a decrease in tenant recovery income.  The decrease in property operating expenses including real estate tax expense is primarily due to lower non-recoverable expenses in 2019 compared to 2018 and lower real estate tax consulting costs in 2019.

Straight-line income (expense), net. Straight-line income (expense), net decreased $111 in 2019 compared to 2018. This decrease is primarily due to rent steps that reduced straight-line income.

Intangible amortization.  Intangible amortization income increased $81 in 2019 compared to 2018. The increase is primarily attributable to intangible assets and liabilities being written off or fully amortized.

General and administrative expenses.  General and administrative expenses increased $396 in 2019 compared to 2018.  This increase is primarily due to higher legal costs and an increase in state tax estimates.

Acquisition related costs.  Acquisition related expenses decreased $7 in 2019 compared to 2018. The decrease is attributable to the fact that there were no acquisition related costs (recoveries) in 2019.

Business management fee.  Business management fees increased $5 in 2019 compared to 2018. The increase in the three months ended March 31, 2019 is due to capital expenditures which increased assets under management.  There have been no acquisitions since 2017.

Depreciation and amortization.  Depreciation and amortization decreased $234 in 2019 compared to 2018. The decrease is primarily due to fully amortized acquired lease intangible assets.

Interest expense. Interest expense increased $686 in 2019 compared to 2018. The increase is primarily due to higher average interest rates and an increase in average debt outstanding in 2019 compared to 2018.  Average interest rates increased 0.25% in 2019 compared to 2018 and average debt outstanding increased $12,775 in 2019 compared to 2018.

Interest and other income.  Interest and other income decreased $68 in 2019 compared to 2018.  The decrease is primarily due to interest earned on our note receivable which was fully impaired at the end of 2018.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 20, 2019, under the heading “Critical Accounting Policies.” There have been no changes to our critical accounting policies during the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the three months ended March 31, 2019. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	21	67,247	$18.50	$18.20	1.6%	4.7	$—
Comparable New Leases	2	4,330	$31.80	$30.24	5.1%	8.3	$35.00
Non-Comparable New and Renewal Leases (a)	9	48,730	$14.33	N/A	N/A	6.3	$11.31
Total	32	120,307

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

Our FFO and MFFO for the three months ended March 31, 2019 and 2018 are calculated as follows:

		Three Months Ended March 31,
		2019	2018
		(Dollar amounts in thousands)
	Net loss	$(2,953)	$(2,240)
Add:	Depreciation and amortization related to investment properties	14,526	14,760
	Funds from operations (FFO)	$11,573	$12,520

Add:	Acquisition related costs	—	(7)
Less:	Amortization of acquired market lease intangibles, net	(208)	(128)
	Straight-line income (expense), net	(220)	(331)
	Modified funds from operations (MFFO)	$11,145	$12,054

Subsequent Events

For information related to subsequent events, reference is made to Note 14 – “Subsequent Events” which is included in our March 31, 2019 Notes to Consolidated Financial Statements in Item 1.

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

As of March 31, 2019, we had outstanding debt of $709.0 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 2.95% to 5.48% per annum. The weighted average interest rate was 3.91%, which includes the effect of interest rate swaps. As of March 31, 2019, the weighted average years to maturity for our mortgages and credit facility payable was 4.2 years.

As of March 31, 2019, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $171.6 million and a fair value of $173.2 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations.  If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $7.6 million at March 31, 2019. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $8.1 million at March 31, 2019.

As of March 31, 2019, we had $135.2 million of debt or 19.1% of our total debt, excluding mortgage premium and unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 4.14% per annum. We had variable rate debt subject to swap agreements of $402.2 million, or 56.7% of our total debt, excluding mortgage premium and unamortized debt issuance costs, at March 31, 2019.

If interest rates on all debt which bears interest at variable rates as of March 31, 2019 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.4 million annually. If interest rates on all debt which bears interest at variable rates as of March 31, 2019 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

For information related to our derivatives, reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our March 31, 2019 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended March 31, 2019.

We have incurred net losses on a U.S. GAAP basis for the three months ended March 31, 2019 of $2.9 million. Our losses can be attributed, in part, to non-cash expenses, such as depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.

We entered into a credit agreement, as amended, for a $350.0 million credit facility (the “Credit Facility”) consisting of a revolving credit facility providing initial revolving credit commitments in an aggregate amount of $200.0 million Revolving Credit Facility and a term loan facility providing initial term loan commitments in an aggregate amount of $150.0 million (the “Term Loan”).  The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of ten unencumbered properties with an unencumbered pool value of $200.0 million or above and by a guaranty by certain of our subsidiaries. As of March 31, 2019, we have borrowed $284.5 million of the $350 million available under the Credit Facility. Our availability under the Credit Facility was $65.5 million as of March 31, 2019.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a minimum tangible net worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. These covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our FFO, excluding acquisition expenses, or “adjusted FFO,” for that period. For the fiscal quarter ended March 31, 2019, distributions did not exceed 95% of our adjusted FFO.

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

Share Repurchase Program

We adopted the SRP effective October 18, 2012, under which we are authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year, if requested, if we choose to purchase them. In the case of “exceptional repurchases,” the one year holding period does not apply. The SRP was amended and restated effective January 1, 2018 to change the processing of repurchase requests from a monthly to a quarterly basis to align with the move to quarterly distributions. On February 11, 2019, our board adopted a second amended and restated SRP (the “A&R SRP”), effective March 21, 2019.

Under the A&R SRP, we are authorized to make ordinary repurchases at a price equal to 80.0% of the “share price,” which is defined in the A&R SRP as an amount equal to the lesser of: (A) $25, as adjusted under certain circumstances, including, among other things, if the applicable shares were purchased from the Company at a discounted price; or (B) the most recently disclosed estimated value per share. Prior to the amendment, we were authorized to make ordinary repurchases at a price ranging from 92.5% to 100% of the “share price.” In the case of “exceptional repurchases,” we may repurchase shares at a price equal to 100% of the “share price.”

The A&R SRP provides our board of directors with the discretion to reduce the funding limit for share repurchases.  Prior to the amendment, the funding for ordinary repurchases was limited to the proceeds from the DRP during a particular quarter.  The A&R SRP limits the dollar amount for any repurchases made by us each calendar quarter to an amount equal to a percentage determined in the sole discretion of our board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter.  For the quarter ended March 31, 2019, our board determined a funding limit equal to 50% of the net proceeds from the DRP for the quarter ended March 31, 2019. We continue to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for any stock splits or other combinations.

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

The table below outlines the shares we repurchased pursuant to our SRP during the three months ended March 31, 2019.

(Dollar amounts in thousands, except per share amounts)

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 2019	—	—	—	—	—	1,767,163
February 2019	—	—	—	—	—	1,767,163
March 2019	320,108	140,288	$17.12	$2,402	140,288	1,626,875
Total	320,108	140,288	$17.12	$2,402	140,288

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed with the Securities and Exchange Commission on May 15, 2019 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	May 15, 2019

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	May 15, 2019