Form 10-Q
period 2019-06-30
Inland Real Estate Income Trust, Inc.
filed 2019-08-08
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Yes  ☐    No  ☒

As of July 29, 2019, there were 35,810,511 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollar amounts in thousands, except per share amounts)

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Assets:
Investment properties:
Land	$277,229	$277,229
Building and other improvements	1,025,265	1,021,607
Total	1,302,494	1,298,836
Less accumulated depreciation	(158,452)	(139,134)
Net investment properties	1,144,042	1,159,702
Cash and cash equivalents	13,897	15,239
Restricted cash	1,002	1,001
Accounts and rent receivable, net	16,384	16,176
Acquired lease intangible assets, net	104,578	115,357
Deferred costs, net	3,097	2,570
Operating lease right-of-use asset, net	15,718	—
Other assets	2,722	10,024
Total assets	$1,301,440	$1,320,069

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$706,079	$705,884
Accounts payable and accrued expenses	9,665	8,849
Operating lease liability	23,534	—
Distributions payable	10,772	11,924
Acquired intangible liabilities, net	50,247	57,462
Due to related parties	2,708	2,604
Other liabilities	15,133	16,268
Total liabilities	818,138	802,991

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 35,571,709 and 35,343,256 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	36	35
Additional paid in capital	800,967	795,409
Accumulated distributions and net loss	(310,891)	(283,859)
Accumulated other comprehensive (loss) income	(6,810)	5,493
Total stockholders’ equity	483,302	517,078
Total liabilities and stockholders’ equity	$1,301,440	$1,320,069

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income:
Rental income	$31,512	$31,801	$63,934	$64,341
Other property income	69	69	122	177
Total income	31,581	31,870	64,056	64,518

Expenses:
Property operating expenses	5,438	5,684	11,113	11,494
Real estate tax expense	3,890	3,687	8,138	8,188
General and administrative expenses	1,361	1,283	2,873	2,399
Acquisition related costs	—	35	—	28
Business management fee	2,335	2,334	4,668	4,662
Depreciation and amortization	14,089	14,462	28,615	29,222
Total expenses	27,113	27,485	55,407	55,993

Operating income	4,468	4,385	8,649	8,525

Interest expense	(7,170)	(6,678)	(14,323)	(13,145)
Interest and other income	26	119	45	206
Net loss	$(2,676)	$(2,174)	$(5,629)	$(4,414)

Net loss per common share, basic and diluted	$(0.07)	$(0.06)	$(0.16)	$(0.12)

Weighted average number of common shares outstanding, basic and diluted	35,686,902	35,588,790	35,635,436	35,591,406

Comprehensive (loss) income:
Net loss	$(2,676)	$(2,174)	$(5,629)	$(4,414)
Unrealized (loss) gain on derivatives	(7,206)	2,029	(11,406)	6,855
Reclassification adjustment for amounts included in net loss	(443)	(188)	(897)	(55)
Comprehensive (loss) income	$(10,325)	$(333)	$(17,932)	$2,386

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended June 30, 2019
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2019	35,447,385	$35	$798,483	$(297,443)	$839	$501,914

Distributions declared ($0.3018 per share)	—		—	(10,772)	—	(10,772)
Proceeds from distribution reinvestment plan	240,331	1	4,834	—	—	4,835
Shares repurchased	(117,452)	—	(2,363)	—	—	(2,363)
Unrealized loss on derivatives	—	—	—	—	(7,206)	(7,206)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(443)	(443)
Equity based compensation	1,445	—	13	—	—	13
Net loss	—	—	—	(2,676)	—	(2,676)
Balance at June 30, 2019	35,571,709	$36	$800,967	$(310,891)	$(6,810)	$483,302

For the three months ended June 30, 2018
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2018	35,335,288	$35	$795,049	$(227,050)	$10,712	$578,746

Distributions declared ($0.335 per share)	—	—	—	(11,925)	—	(11,925)
Proceeds from distribution reinvestment plan	258,737	—	5,783	—	—	5,783
Shares repurchased	(257,231)	—	(5,682)	—	—	(5,682)
Unrealized gain on derivatives	—	—	—	—	2,029	2,029
Reclassification adjustment for amounts included in net loss	—	—	—	—	(188)	(188)
Equity based compensation	885	—	12	—	—	12
Net loss	—	—	—	(2,174)	—	(2,174)
Balance at June 30, 2018	35,337,679	$35	$795,162	$(241,149)	$12,553	$566,601

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the six months ended June 30, 2019
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	35,343,256	$35	$795,409	$(283,859)	$5,493	$517,078

Distributions declared ($0.6036 per share)	—	—	—	(21,513)	—	(21,513)
Proceeds from distribution reinvestment plan	484,748	1	10,297	—	—	10,298
Shares repurchased	(257,740)	—	(4,765)	—	—	(4,765)
Unrealized loss on derivatives	—	—	—	—	(11,406)	(11,406)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(763)	(763)
Cumulative reversal of recognized hedge ineffectiveness (see Note 2)				134	(134)	—
Cumulative-effect adjustment recognized upon adoption of ASC 842 (see Note 2)				(24)		(24)
Equity based compensation	1,445	—	26	—	—	26
Net loss	—	—	—	(5,629)	—	(5,629)
Balance at June 30, 2019	35,571,709	$36	$800,967	$(310,891)	$(6,810)	$483,302

For the six months ended June 30, 2018
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	35,498,444	$35	$798,567	$(212,883)	$5,753	$591,472

Distributions declared ($0.670 per share)	—	—	—	(23,852)	—	(23,852)
Proceeds from distribution reinvestment plan	358,373	—	8,037	—	—	8,037
Shares repurchased	(520,023)	—	(11,464)	—	—	(11,464)
Unrealized gain on derivatives	—	—	—	—	6,855	6,855
Reclassification adjustment for amounts included in net loss	—	—	—	—	(55)	(55)
Equity based compensation	885	—	22	—	—	22
Net loss	—	—	—	(4,414)	—	(4,414)
Balance at June 30, 2018	35,337,679	$35	$795,162	$(241,149)	$12,553	$566,601

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,629)	$(4,414)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,615	29,222
Amortization of debt issuance costs and mortgage premiums, net	302	272
Amortization of acquired market leases, net	(600)	(277)
Amortization of equity based compensation	26	22
Amortization of right-of-use-asset	245	—
Straight-line income, net	(826)	(695)
Payment of leasing fees	(672)	(1,123)
Adjustment of contingent earnout liability	—	(25)
Other non-cash adjustments	9	(2)
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,125	(551)
Accounts and rent receivable	594	1,383
Due to related parties	66	16
Operating lease liability	157	—
Other liabilities	(1,430)	861
Other assets	850	716
Net cash flows provided by operating activities	22,832	25,405

Cash flows from investing activities:
Capital expenditures	(3,833)	(4,394)
Investment in unconsolidated joint ventures	—	(1,721)
Other assets and other liabilities	—	(5,707)
Net cash flows used in investing activities	(3,833)	(11,822)

Cash flows from financing activities:
Payment of credit facility	—	(8,000)
Proceeds from credit facility	—	20,000
Payment of mortgages payable	(107)	(102)
Proceeds from the distribution reinvestment plan	10,298	8,037
Shares repurchased	(7,865)	(8,314)
Distributions paid	(22,666)	(16,464)
Payment of deferred investment property acquisition obligations	—	(1,050)
Net cash flows used in financing activities	(20,340)	(5,893)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,341)	7,690
Cash, cash equivalents and restricted cash, at beginning of the period	16,240	16,844
Cash, cash equivalents and restricted cash, at end of period	$14,899	$24,534

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:

Cash paid for interest	$13,360	$12,959

Supplemental schedule of non-cash investing and financing activities:

Establishment of operating lease right-of-use asset	$15,963	$—

Establishment of operating lease liability	$23,377	$—

Accrued SRP	$2,363	$5,682

Distributions payable	$10,772	$11,925

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

NOTE 1 – ORGANIZATION

The Company was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. The Company has primarily focused on acquiring retail properties and targets a portfolio of 100% grocery-anchored properties. The Company has invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets if its management believes the expected returns from those investments exceed that of retail properties. The Company also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

The Company has no employees. The Company is managed by IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), pursuant to a Business Management Agreement with the Business Manager.

On February 11, 2019, the Company’s board of directors approved a strategic plan (the “Strategic Plan”) with the goals of providing future liquidity to investors and creating long-term stockholder value. The Strategic Plan centers around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, the Company’s management team and board will consider the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers, as well as the redevelopment of select centers within the current portfolio. The Company plans to move toward a liquidity event in 30 months, or sooner, market conditions permitting, most likely through a listing on a public securities exchange. As part of the Strategic Plan, the Company identified a select number of properties it would consider selling at this time and has begun marketing those properties for sale. If the Company receives offers for these properties at prices the Company feels are acceptable, the board may approve a sale or sales.

In connection with the Strategic Plan, the Company’s share repurchase program (as amended, the “SRP”) was amended and restated, effective March 21, 2019, as further described below in Note 3 – “Equity,” and the Business Management Agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all future acquisition and disposition fees. The Strategic Plan may evolve or change over time.  There is no assurance the Company will be able to successfully implement the Strategic Plan, including listing the Company’s common stock

On March 11, 2019, as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on the same date, the Company announced that the Company’s board of directors unanimously approved: (i) an estimated per share net asset value (the “Estimated Per Share NAV”) as of December 31, 2018; (ii) the same per share purchase price for shares issued under the Company’s distribution reinvestment plan (as amended, the “DRP”) beginning with the first quarter distribution payment to stockholders in April 2019 until the Company announces a new Estimated Per Share NAV, and (iii) that, in accordance with the SRP, beginning with repurchases in April 2019 and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases will be repurchased at 80% of the Estimated Per Share NAV and any shares accepted for “exceptional repurchases” will be repurchased at the Estimated Per Share NAV.

At June 30, 2019, the Company owned 59 retail properties, totaling 6,870,249 square feet.  The properties are located in 24 states.  At June 30, 2019, the portfolio had a weighted average physical occupancy of 94.6% and economic occupancy of 95.0%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 20, 2019, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2019, except as noted below.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which amends the guidance in ASC Topic 840, Leases. The Company adopted the lease standard effective January 1, 2019. As a lessor, the Company’s recognition of rental income remained mainly consistent with previous guidance. As a result of the adoption of ASC 842, the Company includes both billed and accrued charges in its quarterly evaluation of the collectability of a tenant’s receivable balance. Prior to the adoption of ASC 842, uncollectible tenant revenues were recorded as bad debt expense in property operating expenses on its consolidated statements of operations and comprehensive loss. For tenant receivables that the Company determines to be uncollectible, the Company now records an offset for uncollectible tenant revenues directly to rental income. Upon adoption of ASC 842 on January 1, 2019, a cumulative-effect adjustment of $24 was recognized for uncollectible tenant revenues as a result of this change. The standard’s changes related to capitalized initial direct costs did not impact the Company’s accounting for such costs, because historically, the Company capitalized initial direct costs (commissions) that are still considered capitalizable under the new standard.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	June 30,
	2019	2018
Cash and cash equivalents	$13,897	$20,564
Restricted cash	1,002	3,970
Total cash, cash equivalents, and restricted cash	$14,899	$24,534

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

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company issued 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering.  As of June 30, 2019, there were 35,571,709 shares of common stock outstanding including 4,884,011 shares issued through the DRP, net of 2,849,209 shares repurchased through the SRP.

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

Distributions reinvested through the DRP were $4,835 and $5,783 for the three months ended June 30, 2019 and 2018, respectively. Distributions reinvested through the DRP were $10,298 and $8,037 for the six months ended June 30, 2019 and 2018, respectively.

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

Repurchases through the SRP were $2,363 and $5,682 for the three months ended June 30, 2019 and 2018, respectively. Repurchases through the SRP were $4,765 and $11,464 for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, the Company’s liability related to the SRP was $2,363 and $5,463, respectively, recorded in other liabilities on the Company’s consolidated balance sheets.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and comprehensive loss. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses. As of January 1, 2019, the date on which the Company adopted the new leasing standard, reimbursements for common area maintenance are considered non-lease components that are permitted to be combined with rental income. The combined lease component and reimbursements for insurance and taxes are reported as rental income on the consolidated statements of operations and comprehensive loss.

Rental income related to the Company's operating leases is comprised of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019
Rental income - fixed payments	$25,309	$50,804
Rental income - variable payments (a)	5,811	12,530
Amortization of acquired market leases, net	392	600
Rental income	$31,512	$63,934

(a)	Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The future base rent payments to be received under operating leases including ground leases as of June 30, 2019 for the years indicated, assuming no expiring leases are renewed, are as follows:

Lease Payments
2019 (remainder of year)	$46,231
2020	88,361
2021	82,891
2022	73,126
2023	61,593
Thereafter	199,992
Total	$552,194

Lease Expense

The Company is the lessee under one ground lease.  The ground lease, which commenced on July 1, 2007, was assumed as part of a property purchased in October 2015 and extends through June 30, 2037 with six 5-year renewal options which the Company assumes will be exercised. When the Company acquired the lease, the Company considered the lease terms and lease classification. As reassessment is not required under practical expedients accorded in ASC 842, the Company will continue to account for the ground lease as an operating lease with an established lease term and payment schedule. At January 1, 2019, the Company recorded a lease liability of $23,377 and a ROU asset of $15,963 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 6.32% which the Company considers reasonable and within the range of the Company’s incremental borrowing rate.

Lease payments for the ground lease as of June 30, 2019 for each of the five succeeding years and thereafter is as follows:

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Lease Payments
2019 (remainder of year)	$570
2020	1,140
2021	1,140
2022	1,202
2023	1,264
Thereafter	88,376
Total	$93,692

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Intangible assets:
Acquired in-place lease value	$165,182	$165,182
Acquired above market lease value	45,824	45,824
Accumulated amortization	(106,428)	(95,649)
Acquired lease intangibles, net	$104,578	$115,357
Intangible liabilities:
Acquired below market lease value	$71,551	$71,551
Acquired above market ground lease	—	5,169
Accumulated amortization	(21,304)	(19,258)
Acquired below market lease intangibles, net	$50,247	$57,462

As of June 30, 2019, the weighted average amortization periods for acquired in-place lease, above market lease intangibles and below market lease intangibles are 10, 14, and 19 years, respectively.

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

Amortization pertaining to acquired in-place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
Amortization recorded as amortization expense:	2019	2018	2019	2018
Acquired in-place lease value	$4,188	$4,948	$9,029	$10,019
Amortization recorded as a reduction to property operating expense:
Acquired above market ground lease	$—	$24	$—	$47
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(846)	$(1,045)	$(1,750)	$(2,075)
Acquired below market leases	1,238	1,170	2,350	2,305
Net rental income increase	$392	$125	$600	$230

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2019 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2019 (remainder of year)	$8,232	$1,680	$2,124
2020	13,801	3,057	4,046
2021	11,354	2,988	3,866
2022	8,714	2,684	3,607
2023	7,458	2,489	3,330
Thereafter	26,301	15,820	33,274
Total	$75,860	$28,718	$50,247

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of June 30, 2019 and December 31, 2018, the Company had the following mortgages and credit facility payable:

	June 30, 2019		December 31, 2018
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate

Fixed rate mortgages payable	$171,539	4.25%	$171,646	4.25%
Variable rate mortgages payable with swap agreements	252,244	3.33%	252,244	3.33%
Variable rate mortgages payable	684	4.04%	684	3.95%
Mortgages payable	$424,467	3.71%	$424,574	3.71%
Credit facility payable	284,523	4.18%	284,523	4.22%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$708,990	3.90%	$709,097	3.91%
Add: Unamortized mortgage premiums	1,367		1,683
Less: Unamortized debt issuance costs	(4,278)		(4,896)
Total debt	$706,079		$705,884

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $708,990 and $709,097 as of June 30, 2019 and December 31, 2018, respectively, and its estimated fair value was $714,589 and $709,737 as of June 30, 2019 and December 31, 2018, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

As of June 30, 2019, scheduled principal payments and maturities on the Company’s debt were as follows:

	June 30, 2019
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2019 (remainder of the year)	$125	$7,447	$—	$7,572
2020	897	—	—	897
2021	1,531	82,740	—	84,271
2022	615	101,537	134,523	236,675
2023	326	91,230	150,000	241,556
Thereafter	636	137,383	—	138,019
Total	$4,130	$420,337	$284,523	$708,990

Credit Facility Payable

The Company’s credit facility (the “Credit Facility”) consisting of a $200,000 revolving credit facility (the “Revolving Credit Facility”) and a $150,000 term loan (the “Term Loan”) has an accordion feature that allows for an increase in available borrowings up to $700,000, subject to certain conditions.

At June 30, 2019, the Company has $134,523 outstanding under the Revolving Credit Facility and $150,000 outstanding under the Term Loan.  At June 30, 2019 the interest rate on the Revolving Credit Facility and the Term Loan was 4.06% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions.  The Term Loan matures on August 1, 2023. As of June 30, 2019 the Company had $65,477 available for borrowing under the Revolving Credit Facility.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base.  Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility. At June 30, 2019, there were 28 properties included in the pool of unencumbered properties.

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

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2019, the Company was current on all of the payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of June 30, 2019, the weighted average years to maturity for the Company’s mortgages payable was 4.1 years.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap. See Note 13 - "Fair Value Measurements" for further information.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s interest rate swap contracts outstanding as of June 30, 2019.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at June 30, 2019
Assets
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	188
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	331
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	608
				$129,230	$1,127

Liabilities
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(63)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	(153)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(120)
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	(75)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(923)
June 5, 2017	May 31, 2017	May 15, 2022	1.90%	14,700	(115)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	60,000	(2,593)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	25,000	(1,081)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(1,085)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	40,000	(1,729)
				$273,014	$(7,937)

(a)   Receive floating rate index based upon 1 month LIBOR. At June 30, 2019, the 1 month LIBOR was 2.3980%.

On January 1, 2019, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities which eliminated the requirement to separately measure and report hedge ineffectiveness. For derivative instruments that are designated and qualify as a cash flow hedge, the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness should be recorded in other comprehensive income (OCI). When the amounts recorded in OCI are reclassified to earnings, they should be presented in the same income statement line item as the effect of the hedged item. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive (loss) income for the six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Effective portion of derivatives	$(7,206)	$2,029	$(11,406)	$6,855
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(443)	$(188)	$(897)	$(55)
Ineffective portion of derivatives	$—	$(8)	$—	$(13)

The total amount of interest expense presented on the consolidated statements of comprehensive (loss) income was $7,170 and $6,678, for the three months ended June 30, 2019 and 2018, respectively. The total amount of interest expense presented on the consolidated statements of comprehensive (loss) income was $14,323 and $13,145 for the six months ended June 30, 2019 and 2018, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated statements of comprehensive (loss) income.   The amount that is expected to be reclassified from accumulated other comprehensive income (loss) into income in the next twelve months is $1.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 7 – DISTRIBUTIONS

On June 4, 2019, the Company’s board of directors declared cash distributions payable to stockholders of record as of the close of business on June 30, 2019 in an amount equal to $0.3018 per share, which represents an annualized rate of 6% based on the Estimated Per Share NAV as of December 31, 2018, payable in arrears the following quarter. In 2018, the Company paid quarterly distributions in the amount of $0.335 per share, payable in arrears the following quarter.

The table below presents the distributions paid and declared during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Distributions paid	$10,742	$11,927	$22,666	$16,464
Distributions declared	$10,772	$11,925	$21,513	$23,852

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss in the three and six months ended June 30, 2019 and 2018, 4,648 shares and 4,381 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.   As a result of a net loss in the three and six months ended June 30, 2018, 2,234 shares and 2,120 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 10 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units were issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares and restricted share units are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $13 and $26, in the aggregate, for the three and six months ended June 30, 2019, respectively. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $12 and $22, in the aggregate, for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, the Company had $83 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.8 years.

A summary table of the status of the restricted shares and restricted share units is presented below:

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

	Restricted Shares	Restricted Share Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,224	1,201	$100	$100
Granted	—	25	1	1
Vested	—	(5)	—	—
Outstanding at March 31, 2019	3,224	1,221	101	101

Granted	2,237	770	$61	$61
Vested	(1,445)	(506)	(45)	(45)
Outstanding at June 30, 2019	4,016	1,485	117	117

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, retail real estate, for the six months ended June 30, 2019 and 2018.

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2019 and 2018. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended June 30,		Six Months Ended June 30,		Unpaid amounts as of
		2019	2018	2019	2018	June 30, 2019	December 31, 2018
General and administrative reimbursements	(a)	$387	$442	$725	$823	$291	$216

Acquisition related costs		$—	$8	$—	$8	$—	$—
Acquisition fees		—	7	—	16	—	—
Total acquisition costs and fees	(b)	$—	$15	$—	$24	$—	$—

Real estate management fees		$1,207	$1,240	$2,293	$2,525	$—	$—
Property operating expenses		284	284	568	568	—	—
Construction management fees		25	88	74	110	22	6
Leasing fees		65	60	154	145	60	37
Total real estate management related costs	(c)	$1,581	$1,672	$3,089	$3,348	$82	$43

Business management fees	(d)	$2,335	$2,334	$4,668	$4,662	$2,335	$2,345

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

(b)

Prior to February 11, 2019, the Company was required to pay the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired. The business management agreement was amended and restated to, among other things, remove the obligation to pay acquisition fees and disposition fees payable to the Business Manager by the Company with respect to transactions occurring on or after February 11, 2019. The Business Manager and its related parties continue to be reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets. There were no related

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

party acquisition costs or fees incurred during the three and six months ended June 30, 2019. Related party acquisition costs and fees incurred during the three and six months ended June 30, 2018 are included in acquisition related costs in the consolidated statements of operations and comprehensive loss.  Of the $15 related party acquisition costs and fees incurred during the three months ended June 30, 2018, $8 were capitalized as the acquisition of net investment properties in the consolidated balance sheets and $7 of such costs are included in acquisition related costs in the consolidated statements of operations and comprehensive loss. Of the $24 related party acquisition costs and fees incurred during the six months ended June 30, 2018, $8 were capitalized as the acquisition of net investment properties in the consolidated balance sheets and $16 of such costs are included in acquisition related costs in the consolidated statements of operations and comprehensive loss. Unpaid amounts are included in due to related parties in the consolidated balance sheets.

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

Recurring Fair Value Measurements

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2019
Interest rate swap agreements - Other assets	$—	$1,127	$—	$1,127
Interest rate swap agreements - Other liabilities	$—	$(7,937)	$—	$(7,937)
December 31, 2018
Interest rate swap agreements - Other assets	$—	$7,286	$—	$7,286
Interest rate swap agreements - Other liabilities	$—	$(1,926)	$—	$(1,926)

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

NOTE 14 – SUBSEQUENT EVENTS

The Company paid distributions of $10,772 and issued 234,904 shares through the DRP on July 1, 2019.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 20, 2019, and factors described below:

•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	We have incurred net losses on a U.S. generally accepted accounting principles (“U.S. GAAP”) basis for the three and six months ended June 30, 2019 and 2018 and for the year ended December 31, 2018;
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
•

The strategic plan adopted by our board of directors on February 11, 2019, which is described further below, may evolve or change over time, and there is no assurance we will be able to successfully achieve our board’s objectives under the strategic plan, including listing our common stock.

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

The following discussion and analysis relates to the three and six months ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

We routinely post important information about us and our business, including financial and other information for investors, on our website. We encourage investors to visit our website at inland-investments.com/inland-income-trust from time to time, as information is updated and new information is posted.

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

We are primarily focused on acquiring retail properties and target a portfolio of 100% grocery-anchored properties as described below. We have invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets if management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

At June 30, 2019, we had total assets of $1.3 billion and owned 59 properties located in 24 states containing 6.9 million square feet.  A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. As of June 30, 2019, approximately 80% of our annualized base rental income was generated from grocery anchored or grocery shadow anchored shopping centers.  The portfolio properties have staggered lease maturity dates and anchor tenants generally with strong credit ratings.

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

Company Highlights - Six Months Ended June 30, 2019

On February 11, 2019, our board of directors approved a strategic plan with the goal of providing a liquidity event in the next 30 months, or sooner, market conditions permitting, most likely through a listing on a public securities exchange. The strategic plan centers around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team and our board of directors will consider the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers, as well as the redevelopment of select centers within the current portfolio. As part of the strategic plan, we identified a select number of properties we would consider selling at this time and have begun marketing those properties for sale. If we receive offers for these properties at prices we feel are acceptable, our board may approve a sale or sales. The strategic plan may evolve or change over time. There is no assurance we will be able to successfully implement the strategic plan, including listing our common stock.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of June 30, 2019
Number of properties	59
Purchase price	$1,414,253
Total square footage	6,870,249
Weighted average physical occupancy	94.6%
Weighted average economic occupancy	95.0%
Weighted average remaining lease term (years)	5.8

The table below presents information for each of our investment properties as of June 30, 2019.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Dollar General (12 properties)	Various	111,890	100.0%	100.0%	$7,447	4.33%
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	159,258	98.1%	98.1%	—	—
Park Avenue (a)	Little Rock, AR	79,131	59.7%	82.8%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	100.0%	100.0%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	96.3%	96.3%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	100.0%	100.0%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	88.6%	88.6%	—	—
Dogwood Festival (a)	Flowood, MS	187,610	92.0%	92.0%	—	—
Pick N Save Center (a)	West Bend, WI	94,000	91.9%	91.9%	—	—
Harris Plaza (a)	Layton, UT	125,965	84.7%	84.7%	—	—
Dixie Valley	Louisville, KY	119,981	91.0%	92.5%	6,798	3.66%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	94.6%	94.6%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	95.5%	95.5%	—	—
Harvest Square	Harvest, AL	70,590	94.1%	94.1%	6,542	4.65%
Heritage Square	Conyers, GA	22,510	100.0%	100.0%	4,460	5.10%
The Shoppes at Branson Hills (a)	Branson, MO	256,329	80.2%	80.2%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	96.8%	96.8%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	96.1%	96.1%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	99.1%	99.1%	13,100	3.24%
Eastside Junction	Athens, AL	79,700	87.7%	87.7%	6,075	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	95.7%	95.7%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	100.0%	100.0%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	96.1%	96.1%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	71.4%	83.5%	4,650	5.30%
Whispering Ridge (a)	Omaha, NE	69,676	71.8%	71.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	94.9%	94.9%	—	—
White City	Shrewsbury, MA	257,121	91.9%	93.2%	49,400	3.24%
Treasure Valley (a)	Nampa, ID	133,292	100.0%	100.0%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	91.3%	91.3%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.2%	98.2%	13,700	3.30%
2727 Iowa Street (a)	Lawrence, KS	85,044	100.0%	100.0%	—	—
Settlers Ridge	Pittsburgh, PA	473,821	99.1%	99.1%	76,532	3.70%
Milford Marketplace	Milford, CT	111,720	97.5%	97.5%	18,727	4.02%
Marketplace at El Paseo	Fresno, CA	224,683	96.6%	97.4%	38,000	2.95%
Blossom Valley Plaza (a)	Turlock, CA	111,435	97.5%	97.5%	—	—
The Village at Burlington Creek	Kansas City, MO	158,049	75.1%	75.1%	17,723	4.25%
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	100.0%	100.0%	—	—
Marketplace at Tech Center	Newport News, VA	210,297	95.0%	95.0%	47,550	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,662	96.4%	96.4%	43,680	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	99.1%	99.1%	—	—
Pentucket Shopping Center	Plaistow, NH	198,469	98.0%	98.0%	14,700	3.65%
Coastal North Town Center - Phase II	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
Portfolio total		6,870,249	94.6%	95.0%	$424,467	3.71%

(a)	Property is included in the pool of unencumbered properties under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of June 30, 2019.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	4	$3,374	3.5%	$13.52	249,493	3.6%
Dicks Sporting Goods, Inc	6	3,269	3.3%	11.84	276,038	4.0%
TJ Maxx/HomeGoods/Marshalls	13	3,219	3.3%	9.78	329,253	4.8%
Petsmart	10	2,895	3.0%	14.92	194,077	2.8%
Ross Dress for Less, Inc	10	2,633	2.7%	10.15	259,487	3.8%
Albertsons/Jewel/Shaws	2	2,304	2.4%	18.02	127,892	1.9%
Ulta Salon, Cosmetics & Fragrance	10	2,281	2.3%	21.87	104,276	1.5%
LA Fitness (Fitness International)	2	1,890	1.9%	21.09	89,600	1.3%
Kohl's Department Stores	4	1,888	1.9%	5.68	332,461	4.8%
Giant Eagle	1	1,805	1.9%	13.96	129,340	1.9%
Top ten tenants	62	$25,558	26.1%	$12.22	2,091,917	30.4%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at June 30, 2019.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,563,926	24.0%	12.2%
Home Goods	1,002,550	15.4%	9.3%
Grocery	950,042	14.6%	13.8%
Lifestyle, Health Clubs, Books & Phones	813,894	12.5%	15.5%
Restaurant	543,717	8.3%	16.0%
Apparel & Accessories	451,544	6.9%	10.1%
Sporting Goods	333,719	5.1%	4.6%
Pet Supplies	288,642	4.4%	4.6%
Consumer Services, Salons, Cleaners, Banks	277,136	4.2%	7.3%
Health, Doctors & Health Foods	160,491	2.5%	4.7%
Other	142,237	2.1%	1.9%
Total	6,527,898	100.0%	100.0%

The following table sets forth a summary, as of June 30, 2019, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	53%	6.7
Junior Box	5,000-9,999	14%	5.9
Small Shop	Less than 5,000	33%	4.2
Total		100%	5.8

Lease Expirations

The following table sets forth a summary, as of June 30, 2019, of lease expirations scheduled to occur during the remainder of 2019 and each of the calendar years from 2020 to 2028 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to June 30, 2019. Annualized base rent represents the rent in-place of the applicable property at June 30, 2019. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $88,173, or $17.34 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2019 (including month-to-month)	32	129,554	2.0%	$1,855	1.9%	$14.32
2020	96	454,917	7.0%	7,918	8.1%	17.40
2021	91	364,769	5.6%	7,399	7.6%	20.29
2022	94	584,136	8.9%	11,018	11.3%	18.86
2023	111	825,821	12.7%	12,611	12.9%	15.27
2024	101	788,239	12.1%	14,403	14.7%	18.27
2025	79	743,939	11.4%	12,658	12.9%	17.01
2026	41	449,271	6.9%	6,184	6.3%	13.77
2027	23	269,896	4.1%	3,485	3.6%	12.94
2028	30	683,144	10.5%	6,185	6.3%	9.05
Thereafter	46	1,234,212	18.9%	14,095	14.4%	11.42
Leased Total	744	6,527,898	100.0%	$97,811	100.0%	$14.98

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses		Sources
Short-term liquidity and capital needs such as:		•	Cash receipts from our tenants
•	Interest & principal payments on mortgage loans and Credit Facility	•	Sale of shares through the DRP
•	Property operating expenses	•	Proceeds from new or refinanced mortgage loans
•	General and administrative expenses	•	Borrowing on our Credit Facility
•	Distributions to stockholders	•	Proceeds from sales of real estate
•	Fees payable to our Business Manager and Real Estate Manager
•	Repurchases of shares under the SRP

Long-term liquidity and capital needs such as:
•	Acquisitions of real estate directly or through joint ventures
•	Interest & principal payments on mortgage loans and Credit Facility
•	Capital expenditures, tenant improvements and leasing commissions
•	Repurchases of shares under the SRP

At June 30, 2019, we had $134.5 million outstanding under the Revolving Credit Facility and $150.0 million outstanding under the Term Loan.  At June 30, 2019 the interest rate on the Revolving Credit Facility and the Term Loan was 4.06% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and we have the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions.  The Term Loan matures on August 1, 2023. As of June 30, 2019, we had $65.5 million available for borrowing under the Revolving Credit Facility.

As of June 30, 2019, we had total debt outstanding of $709.0 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.90% per annum.  As of June 30, 2019, the weighted average years to maturity for our debt was 3.9 years. As of June 30, 2019 and December 31, 2018, our borrowings were 50% and 50%, respectively, of the purchase price of our investment properties. At June 30, 2019 our cash and cash equivalents balance is $13.9 million.

We anticipate using draws on our Credit Facility to pay-off two secured mortgage loans totaling a principal amount of $7.4 million maturing at the end of 2019. The average interest rate of the loans is 4.33%.

For information related to our debt maturities reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our June 30, 2019 Notes to Consolidated Financial Statements in Item 1.

Cash Flow Analysis

	Six Months Ended June 30,		Change
	2019	2018	2019 vs. 2018
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$22,832	$25,405	$(2,573)
Net cash flows used in investing activities	$(3,833)	$(11,822)	$7,989
Net cash flows used in financing activities	$(20,340)	$(5,893)	$(14,447)

Operating activities

The decrease in cash from operating activities during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to the timing of real estate tax payments, an increase in interest expense payments and a decrease in prepaid rent.

Investing activities

	Six Months Ended June 30,		Change
	2019	2018	2019 vs. 2018
	(Dollar amounts in thousands)
Capital expenditures	$(3,833)	$(4,394)	$561
Investment in unconsolidated joint ventures	—	(1,721)	1,721
Other assets and restricted escrows	—	(5,707)	5,707
Net cash used in investing activities	$(3,833)	$(11,822)	$7,989

We used less cash in our investing activities in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in cash used in investing activities is primarily due a reduction in funding our joint venture and related note receivable for which an impairment charge was recognized at the end of 2018 and a decrease in capital expenditures.

Financing activities

	Six Months Ended June 30,		Change
	2019	2018	2019 vs. 2018
	(Dollar amounts in thousands)
Total changes related to debt	$(107)	$11,898	$(12,005)
Proceeds from the distribution reinvestment plan, net of shares repurchased	2,433	(277)	2,710
Distributions paid	(22,666)	(16,464)	(6,202)
Other	—	(1,050)	1,050
Net cash (used in) provided by financing activities	$(20,340)	$(5,893)	$(14,447)

During the six months ended June 30, 2019 and 2018, changes in total debt decreased $12.0 million. The decrease is primarily due to a decrease in draws from our Credit Facility during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  During the six months ended June 30, 2019 compared to the six months ended June 30, 2018 proceeds from the distribution reinvestment plan (as amended, the “DRP”) after shares repurchased increased $2.7 million. During the six months ended June 30, 2019 compared to the six months ended June 30, 2018, distributions paid increased from $16.5 million to $22.7 million as the 2018 distributions were for four months and the 2019 distributions were for six months, as a result of the change from monthly to quarterly distribution payments effective January 1, 2018.

Distributions

For 2019 and 2018, distributions were payable quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the six months ended June 30, 2019 and 2018 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Six Months Ended June 30,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operations
2019	$21,513	$0.6036	$12,368	$10,298	$22,666	$22,832
2018	$23,852	$0.6700	$8,427	$8,037	$16,464	$25,405

(1)	Distributions were funded by cash flow from operations during the six months ended June 30, 2019 and 2018.

Results of Operations

The following discussions are based on our consolidated financial statements for the three and six months ended June 30, 2019 and 2018. Dollar amounts are stated in thousands.

This section describes and compares our results of operations for the three and six months ended June 30, 2019 and 2018. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented. Our portfolio of properties remains unchanged for the period from June 30, 2018 to June 30, 2019, and therefore, the results for “non-same store” properties is not presented for the three and six months ended June 30, 2019.

For the three and six months ended June 30, 2019 and 2018, we owned 59 properties. The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three and six months ended June 30, 2019 and 2018, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

Comparison of the three months ended June 30, 2019 and June 30, 2018

	Three Months Ended June 30,
	2019	2018	Change
Rental income	$30,728	$31,135	$(407)
Other property income	69	69	-
Total income	$30,797	$31,204	$(407)

Property operating expenses	$5,237	$5,519	$(282)
Real estate tax expense	3,890	3,687	203
Total property operating expenses	$9,127	$9,206	$(79)

Property net operating income	$21,670	$21,998	$(328)

Straight-line income (expense), net	$204	$364	$(160)
Intangible amortization and inducement	379	137	242
General and administrative expenses	(1,361)	(1,283)	(78)
Acquisition related costs	—	(35)	35
Business management fee	(2,335)	(2,334)	(1)
Depreciation and amortization	(14,089)	(14,462)	373
Interest expense	(7,170)	(6,678)	(492)
Interest and other income	26	119	(93)
Net loss	$(2,676)	$(2,174)	$(502)

Net loss.  Net loss was $2,676 and $2,174 for the three months ended June 30, 2019 and 2018, respectively.

Total property net operating income.  Property net operating income decreased $328 in 2019 compared to 2018, total property income decreased $407, and total property operating expenses including real estate tax expense decreased $79. The decrease in total property income is primarily due to a decrease in tenant recovery income and an increase in bad debt.  The decrease in property operating expenses including real estate tax expense is primarily due to lower repair and maintenance expenses in 2019 compared to 2018 offset by an increase in real estate tax expense due to an increase in assessed values and tax rates in 2019 compared to 2018.

Straight-line income (expense), net. Straight-line income (expense), net decreased $160 in 2019 compared to 2018. This decrease is primarily due to rent steps that reduced straight-line income.

Intangible amortization and inducement.  Intangible amortization income increased $242 in 2019 compared to 2018. The increase is primarily attributable to intangible assets and liabilities being written off or fully amortized.

General and administrative expenses.  General and administrative expenses increased $78 in 2019 compared to 2018.  This increase is primarily due to higher legal costs and an increase in state tax estimates.

Acquisition related costs.  Acquisition related expenses decreased $35 in 2019 compared to 2018. The decrease is attributable to the fact that there were no acquisition related costs (recoveries) in 2019.

Business management fee.  Business management fees remained relatively flat in 2019 compared to 2018. There have been no acquisitions since 2017.

Depreciation and amortization.  Depreciation and amortization decreased $373 in 2019 compared to 2018. The decrease is primarily due to fully amortized acquired lease intangible assets.

Interest expense. Interest expense increased $492 in 2019 compared to 2018. The increase is primarily due to higher average interest rates and an increase in average debt outstanding in 2019 compared to 2018.  Average interest rates increased 0.20% in 2019 compared to 2018 and average debt outstanding increased approximately $4,000 in 2019 compared to 2018.

Interest and other income.  Interest and other income decreased $93 in 2019 compared to 2018.  The decrease is primarily due to interest earned on our note receivable which was fully impaired at the end of 2018.

Comparison of the six months ended June 30, 2019 and June 30, 2018

	Six Months Ended June 30,
	2019	2018	Change
Rental income	$62,533	$63,100	$(567)
Other property income	122	142	(20)
Total income	$62,655	$63,242	$(587)

Property operating expenses	$10,711	$11,165	$(454)
Real estate tax expense	8,138	8,188	(50)
Total property operating expenses	$18,849	$19,353	$(504)

Property net operating income	$43,806	$43,889	$(83)

Straight-line income (expense), net	$424	$695	$(271)
Intangible amortization and inducement	575	252	323
General and administrative expenses	(2,873)	(2,399)	(474)
Acquisition related costs	—	(28)	28
Business management fee	(4,668)	(4,662)	(6)
Depreciation and amortization	(28,615)	(29,222)	607
Interest expense	(14,323)	(13,145)	(1,178)
Interest and other income	45	206	(161)
Net loss	$(5,629)	$(4,414)	$(1,215)

Net loss.  Net loss was $5,629 and $4,414 for the six months ended June 30, 2019 and 2018, respectively.

Total property net operating income.  Property net operating income decreased $83 in 2019 compared to 2018, total property income decreased $587, and total property operating expenses including real estate tax expense decreased $504. The decrease in total property income is primarily due to a decrease in tenant recovery income and an increase in bad debt.  The decrease in property operating expenses including real estate tax expense is primarily due to lower non-recoverable expenses, lower repair and maintenance expenses. The decrease in property operating expenses including real estate tax expense is primarily due to lower non-recoverable expenses, lower repair and maintenance expenses and lower real estate tax consulting fees in 2019 compared to 2018 offset by an increase in real estate tax assessed values and tax rates in 2019 compared to 2018.

Straight-line income (expense), net. Straight-line income (expense), net decreased $271 in 2019 compared to 2018. This decrease is primarily due to rent steps that reduced straight-line income.

Intangible amortization and inducement.  Intangible amortization income increased $323 in 2019 compared to 2018. The increase is primarily attributable to intangible assets and liabilities being written off or fully amortized.

General and administrative expenses.  General and administrative expenses increased $474 in 2019 compared to 2018.  This increase is primarily due to higher legal costs and an increase in state tax estimates.

Acquisition related costs.  Acquisition related expenses decreased $28 in 2019 compared to 2018. The decrease is attributable to the fact that there were no acquisition related costs (recoveries) in 2019.

Business management fee.  Business management fees remained relatively flat in 2019 compared to 2018. There have been no acquisitions since 2017.

Depreciation and amortization.  Depreciation and amortization decreased $607 in 2019 compared to 2018. The decrease is primarily due to fully amortized acquired lease intangible assets.

Interest expense. Interest expense increased $1,178 in 2019 compared to 2018. The increase is primarily due to higher average interest rates and an increase in average debt outstanding in 2019 compared to 2018.  Average interest rates increased 0.20% in 2019 compared to 2018 and average debt outstanding increased approximately $9,000 in 2019 compared to 2018.

Interest and other income.  Interest and other income decreased $161 in 2019 compared to 2018.  The decrease is primarily due to interest earned on our note receivable which was fully impaired at the end of 2018.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 20, 2019, under the heading “Critical Accounting Policies.” There have been no changes to our critical accounting policies during the three months ended June 30, 2019.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the six months ended June 30, 2019. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	52	303,579	$14.71	$14.62	0.6%	4.8	$—
Comparable New Leases	2	4,330	$31.80	$30.24	5.1%	8.3	$35.00
Non-Comparable New and Renewal Leases (a)	16	143,539	$12.21	N/A	N/A	5.8	$7.65
Total	70	451,448

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

Our FFO and MFFO for the six months ended June 30, 2019 and 2018 are calculated as follows:

		Six Months Ended June 30,
		2019	2018
		(Dollar amounts in thousands)
	Net loss	$(5,629)	$(4,414)
Add:	Depreciation and amortization related to investment properties	28,615	29,222
	Funds from operations (FFO)	$22,986	$24,808

Add:	Acquisition related costs	—	28
Less:	Amortization of acquired market lease intangibles, net	(600)	(277)
	Straight-line income (expense), net	(424)	(695)
	Modified funds from operations (MFFO)	$21,962	$23,864

Subsequent Events

For information related to subsequent events, reference is made to Note 14 – “Subsequent Events” which is included in our June 30, 2019 Notes to Consolidated Financial Statements in Item 1.

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

As of June 30, 2019, we had outstanding debt of $709.0 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 2.95% to 5.48% per annum. The weighted average interest rate was 3.90%, which includes the effect of interest rate swaps. As of June 30, 2019, the weighted average years to maturity for our mortgages and credit facility payable was 3.9 years.

As of June 30, 2019, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $171.5 million and a fair value of $176.5 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations.  If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $7.4 million at June 30, 2019. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $7.9 million at June 30, 2019.

As of June 30, 2019, we had $135.2 million of debt or 19.1% of our total debt, excluding mortgage premium and unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 4.06% per annum. We had variable rate debt subject to swap agreements of $402.2 million, or 56.7% of our total debt, excluding mortgage premium and unamortized debt issuance costs, at June 30, 2019.

If interest rates on all debt which bears interest at variable rates as of June 30, 2019 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.4 million annually. If interest rates on all debt which bears interest at variable rates as of June 30, 2019 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

For information related to our derivatives, reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our June 30, 2019 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended June 30, 2019.

We have incurred net losses on a U.S. GAAP basis for the three and six months ended June 30, 2019 of $2.7 and $5.6 million, respectively. Our losses can be attributed, in part, to non-cash expenses, such as depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.

We entered into a credit agreement, as amended, for a $350.0 million credit facility (the “Credit Facility”) consisting of a revolving credit facility providing initial revolving credit commitments in an aggregate amount of $200.0 million Revolving Credit Facility and a term loan facility providing initial term loan commitments in an aggregate amount of $150.0 million (the “Term Loan”).  The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of ten unencumbered properties with an unencumbered pool value of $200.0 million or above and by a guaranty by certain of our subsidiaries. As of June 30, 2019, we have borrowed $284.5 million of the $350 million available under the Credit Facility. Our availability under the Credit Facility was $65.5 million as of June 30, 2019.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a minimum tangible net worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. These covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our FFO, excluding acquisition expenses, or “adjusted FFO,” for that period. For the fiscal quarter ended June 30, 2019, distributions did not exceed 95% of our adjusted FFO.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On June 4, 2019, we issued 2,237 restricted shares and 770 restricted share units to our independent directors pursuant to the Company’s Employee and Director Restricted Share Plan (“RSP”). These restricted share and restricted share unit awards will vest in equal installments of 33-1/3% on each of June 4, 2020, 2021 and 2022, with full acceleration of vesting upon our consummation of certain liquidity events as set forth in the RSP or termination of the independent director’s service to the Company by reason of death or disability and applicable terms of the grant. The restricted share units will be settled in shares of common stock on the earliest of June 1, 2020, upon the independent director’s death, disability or separation from service or upon a change in control event. No sales commissions or other consideration was paid in connection with such issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

The A&R SRP provides our board of directors with the discretion to reduce the funding limit for share repurchases.  Prior to the amendment, the funding for ordinary repurchases was limited to the proceeds from the DRP during a particular quarter.  The A&R SRP limits the dollar amount for any repurchases made by us each calendar quarter to an amount equal to a percentage determined in the sole discretion of our board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter.  For the quarter ended June 30, 2019, our board determined a funding limit equal to 50% of the net proceeds from the DRP for the quarter ended June 30, 2019. We continue to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for any stock splits or other combinations.

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

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended June 30, 2019.

(Dollar amounts in thousands, except per share amounts)

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 2019	—	—	—	—	—	1,626,875
May 2019	—	—	—	—	—	1,626,875
June 2019	368,423	117,452	$20.12	$2,363	117,452	1,509,423
Total	368,423	117,452	$20.12	$2,363	117,452

(1)	Our SRP was announced on October 18, 2012.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the Securities and Exchange Commission on August 8, 2019 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	August 8, 2019

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	August 8, 2019