Form 10-Q
period 2019-09-30
Inland Real Estate Income Trust, Inc.
filed 2019-11-13
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Yes  ☐    No  ☒

As of November 6, 2019, there were 35,919,940 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollar amounts in thousands, except per share amounts)

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Assets:
Investment properties:
Land	$277,229	$277,229
Building and other improvements	1,027,979	1,021,607
Total	1,305,208	1,298,836
Less accumulated depreciation	(168,665)	(139,134)
Net investment properties	1,136,543	1,159,702
Cash and cash equivalents	12,937	15,239
Restricted cash	1,017	1,001
Accounts and rent receivable, net	16,634	16,176
Acquired lease intangible assets, net	99,368	115,357
Deferred costs, net	3,908	2,570
Operating lease right-of-use asset, net	15,597	—
Other assets	1,755	10,024
Total assets	$1,287,759	$1,320,069

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$697,177	$705,884
Accounts payable and accrued expenses	12,617	8,849
Operating lease liability	23,615	—
Distributions payable	10,808	11,924
Acquired intangible liabilities, net	49,069	57,462
Due to related parties	5,156	2,604
Other liabilities	19,967	16,268
Total liabilities	818,409	802,991

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 35,688,007 and 35,343,256 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	36	35
Additional paid in capital	803,399	795,409
Accumulated distributions and net loss	(324,531)	(283,859)
Accumulated other comprehensive (loss) income	(9,554)	5,493
Total stockholders’ equity	469,350	517,078
Total liabilities and stockholders’ equity	$1,287,759	$1,320,069

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income:
Rental income	$31,970	$32,206	$95,904	$96,547
Other property income	69	84	191	261
Total income	32,039	32,290	96,095	96,808

Expenses:
Property operating expenses	5,762	5,395	16,875	16,889
Real estate tax expense	4,068	4,143	12,206	12,331
General and administrative expenses	1,013	904	3,886	3,303
Acquisition related costs	—	—	—	28
Business management fee	2,339	2,338	7,007	7,000
Depreciation and amortization	14,629	14,390	43,244	43,612
Total expenses	27,811	27,170	83,218	83,163

Operating income	4,228	5,120	12,877	13,645

Interest expense	(7,117)	(6,825)	(21,440)	(19,970)
Gain on early termination of interest rate swap agreements	—	1,151	—	1,151
Loss on extinguishment of debt	—	(411)	—	(411)
Interest and other income	57	174	102	380
Provision for impairment of unconsolidated entities	—	(5,000)	—	(5,000)
Net loss	$(2,832)	$(5,791)	$(8,461)	$(10,205)

Net loss per common share, basic and diluted	$(0.08)	$(0.16)	$(0.24)	$(0.29)

Weighted average number of common shares outstanding, basic and diluted	35,805,323	35,589,157	35,692,687	35,590,648

Comprehensive loss:
Net loss	$(2,832)	$(5,791)	$(8,461)	$(10,205)
Unrealized (loss) gain on derivatives	(2,550)	1,121	(13,956)	7,976
Reclassification adjustment for amounts included in net loss	(194)	(245)	(1,091)	(300)
Comprehensive loss	$(5,576)	$(4,915)	$(23,508)	$(2,529)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended September 30, 2019
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2019	35,571,709	$36	$800,967	$(310,891)	$(6,810)	$483,302

Distributions declared ($0.3018 per share)	—		—	(10,808)	—	(10,808)
Proceeds from distribution reinvestment plan	234,904	—	4,727	—	—	4,727
Shares repurchased	(118,606)	—	(2,309)	—	—	(2,309)
Unrealized loss on derivatives	—	—	—	—	(2,550)	(2,550)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(194)	(194)
Equity based compensation	—	—	14	—	—	14
Net loss	—	—	—	(2,832)	—	(2,832)
Balance at September 30, 2019	35,688,007	$36	$803,399	$(324,531)	$(9,554)	$469,350

For the three months ended September 30, 2018
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2018	35,337,679	$35	$795,162	$(241,149)	$12,553	$566,601

Distributions declared ($0.335 per share)	—	—	—	(11,924)	—	(11,924)
Proceeds from distribution reinvestment plan	254,235	1	5,682	—	—	5,683
Shares repurchased	(253,776)	(1)	(5,619)	—	—	(5,620)
Unrealized gain on derivatives	—	—	—	—	1,121	1,121
Reclassification adjustment for amounts included in net loss	—	—	—	—	(245)	(245)
Equity based compensation	111	—	13	—	—	13
Net loss	—	—	—	(5,791)	—	(5,791)
Balance at September 30, 2018	35,338,249	$35	$795,238	$(258,864)	$13,429	$549,838

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the nine months ended September 30, 2019
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	35,343,256	$35	$795,409	$(283,859)	$5,493	$517,078

Distributions declared ($0.9054 per share)	—	—	—	(32,321)	—	(32,321)
Proceeds from distribution reinvestment plan	719,652	1	15,024	—	—	15,025
Shares repurchased	(376,346)	—	(7,074)	—	—	(7,074)
Unrealized loss on derivatives	—	—	—	—	(13,956)	(13,956)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(957)	(957)
Cumulative reversal of recognized hedge ineffectiveness (see Note 2)				134	(134)	—
Cumulative-effect adjustment recognized upon adoption of ASC 842 (see Note 2)				(24)		(24)
Equity based compensation	1,445	—	40	—	—	40
Net loss	—	—	—	(8,461)	—	(8,461)
Balance at September 30, 2019	35,688,007	$36	$803,399	$(324,531)	$(9,554)	$469,350

For the nine months ended September 30, 2018
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2017	35,498,444	$35	$798,567	$(212,883)	$5,753	$591,472

Distributions declared ($1.005 per share)	—	—	—	(35,776)	—	(35,776)
Proceeds from distribution reinvestment plan	612,608	1	13,719	—	—	13,720
Shares repurchased	(773,799)	(1)	(17,083)	—	—	(17,084)
Unrealized gain on derivatives	—	—	—	—	7,976	7,976
Reclassification adjustment for amounts included in net loss	—	—	—	—	(300)	(300)
Equity based compensation	996	—	35	—	—	35
Net loss	—	—	—	(10,205)	—	(10,205)
Balance at September 30, 2018	35,338,249	$35	$795,238	$(258,864)	$13,429	$549,838

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,461)	$(10,205)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,244	43,612
Provision for impairment of investment in unconsolidated entities	—	5,000
Amortization of debt issuance costs and mortgage premiums, net	452	441
Loss on extinguishment of debt	—	411
Amortization of acquired market leases, net	(858)	(700)
Amortization of equity based compensation	40	35
Amortization of right-of-use-asset	366	—
Straight-line income, net	(1,215)	(975)
Payment of leasing fees	(1,081)	(1,353)
Adjustment of contingent earnout liability	—	(853)
Other non-cash adjustments	18	(12)
Changes in assets and liabilities:
Accounts payable and accrued expenses	3,876	920
Accounts and rent receivable	734	1,287
Due to related parties	2,330	59
Operating lease liability	237	—
Other liabilities	(112)	(582)
Other assets	1,244	955
Net cash flows provided by operating activities	40,814	38,040

Cash flows from investing activities:
Capital expenditures	(5,301)	(6,825)
Investment in unconsolidated joint ventures	—	(2,464)
Other assets and other liabilities	—	(5,801)
Net cash flows used in investing activities	(5,301)	(15,090)

Cash flows from financing activities:
Payment of credit facility	(9,000)	(56,277)
Proceeds from credit facility	—	251,000
Payment of mortgages payable	(159)	(184,894)
Proceeds from the distribution reinvestment plan	15,025	13,720
Shares repurchased	(10,228)	(13,996)
Distributions paid	(33,437)	(28,388)
Payment of deferred investment property acquisition obligations	—	(1,050)
Payment of debt issuance costs	—	(2,259)
Net cash flows used in financing activities	(37,799)	(22,144)

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,286)	806
Cash, cash equivalents and restricted cash, at beginning of the period	16,240	16,844
Cash, cash equivalents and restricted cash, at end of period	$13,954	$17,650

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:

Cash paid for interest	$20,447	$19,700

Supplemental schedule of non-cash investing and financing activities:

Establishment of operating lease right-of-use asset	$15,963	$—

Establishment of operating lease liability	$23,377	$—

Accrued capital expenditures	$2,105	$196

Accrued SRP	$2,309	$5,618

Distributions payable	$10,808	$11,924

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

On February 11, 2019, the Company’s board of directors approved a strategic plan (the “Strategic Plan”) with the goals of providing future liquidity to investors and creating long-term stockholder value. The Strategic Plan centers around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, the Company’s management team and board is considering the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers, as well as the redevelopment of select centers within the current portfolio. The Company plans to move toward a liquidity event in about two years, market conditions permitting, most likely through a listing on a public securities exchange. As part of the Strategic Plan, the Company preliminarily identified a select number of properties it would consider selling and marketed certain of them. As further described in Note 14 – “Subsequent Events”, the Company has entered into purchase and sale agreements for two of the selected properties and is in negotiations for the sale of thirteen others.

In connection with the Strategic Plan, the Company’s share repurchase program (as amended, the “SRP”) was amended and restated, effective March 21, 2019, as further described below in Note 3 – “Equity”, and the Business Management Agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all future acquisition and disposition fees. The Strategic Plan may evolve or change over time. For example, the Company may decide to focus more on redeveloping existing properties relative to investing in new grocery-anchored centers, depending on such factors, including, but not limited to, market prices for its properties, availability of capital for redevelopment and construction costs. There is no assurance the Company will be able to successfully implement the Strategic Plan, including listing the Company’s common stock.

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

At September 30, 2019, the Company owned 59 retail properties, totaling 6,870,249 square feet.  The properties are located in 24 states.  At September 30, 2019, the portfolio had a weighted average physical occupancy of 94.6% and economic occupancy of 95.0%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 20, 2019, under the heading Note 2 –

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

“Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2019, except as noted below.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	September 30,
	2019	2018
Cash and cash equivalents	$12,937	$16,643
Restricted cash	1,017	1,007
Total cash, cash equivalents, and restricted cash	$13,954	$17,650

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

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company issued 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering.  As of September 30, 2019, there were 35,688,007 shares of common stock outstanding including 5,118,915 shares issued through the DRP, net of 2,967,815 shares repurchased through the SRP.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Distributions reinvested through the DRP were $4,727 and $5,683 for the three months ended September 30, 2019 and 2018, respectively. Distributions reinvested through the DRP were $15,025 and $13,720 for the nine months ended September 30, 2019 and 2018, respectively.

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

The A&R SRP provides the Company’s board of directors with the discretion to reduce the funding limit for share repurchases.  Prior to the amendment, the funding for ordinary repurchases was limited to the proceeds from the DRP during a particular quarter.  The A&R SRP limits the dollar amount for any repurchases made by the Company each calendar quarter to an amount equal to a percentage determined in the sole discretion of the board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter.  For the quarter ended September 30, 2019, the Company’s board determined a funding limit equal to 50% of the net proceeds from the DRP for the quarter ended September 30, 2019.  The Company continues to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for any stock splits or other combinations.

If either or both of the repurchase limitations prevent the Company from repurchasing all of the shares offered for repurchase during a calendar quarter, the Company will repurchase shares, on a pro rata basis within each category below, in accordance with the repurchase limitations in the following order: (a) first, all repurchases sought upon a stockholder’s death or qualifying disability and (b) second, all ordinary repurchases. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole discretion, may, at any time, amend, suspend or terminate the SRP.

Repurchases through the SRP were $2,309 and $5,620 for the three months ended September 30, 2019 and 2018, respectively. Repurchases through the SRP were $7,074 and $17,084 for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the Company’s liability related to the SRP was $2,309 and $5,463, respectively, recorded in other liabilities on the Company’s consolidated balance sheets.

NOTE 4 – LEASES

The Company is lessor to over 700 retail operating leases. The remaining lease terms for the Company’s leases range from less than one year to 17 years. The Company considers the date on which it makes a leased space available to a lessee as the commencement date of the lease. At commencement, the Company determines the lease classification utilizing the classification tests under ASC 842. Options to extend a lease are included in the lease term when it is reasonably certain that the tenant will exercise its option to extend. Termination penalties are included in income when there is a termination agreement, all the conditions of the agreement have been met and amounts due are considered collectible. Such termination fees are recognized on a straight-line basis over the remaining lease term in rental income. If an operating lease is modified and the modification is not accounted for as a separate contract, the Company accounts for the modification as if it were a termination of the existing lease and the creation of a new lease.  The Company considers any prepaid or accrued rentals relating to the original lease as part of the lease payments for the modified lease. The Company includes options to modify the original lease term when it is reasonably certain that the tenant will exercise its option to extend.

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

Rental income related to the Company's operating leases is comprised of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019
Rental income - fixed payments	$25,280	$76,084
Rental income - variable payments (a)	6,432	18,962
Amortization of acquired market leases, net	258	858
Rental income	$31,970	$95,904

(a)	Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The future base rent payments to be received under operating leases including ground leases as of September 30, 2019 for the years indicated, assuming no expiring leases are renewed, are as follows:

Lease Payments
2019 (remainder of year)	$23,530
2020	91,668
2021	86,988
2022	77,300
2023	65,881
Thereafter	211,729
Total	$557,096

Lease Expense

The Company is the lessee under one ground lease.  The ground lease, which commenced on July 1, 2007, was assumed as part of a property purchased in October 2015 and extends through June 30, 2037 with six 5-year renewal options which the Company assumes will be exercised. When the Company acquired the lease, the Company considered the lease terms and lease classification. As reassessment is not required under practical expedients accorded in ASC 842, the Company will continue to account for the ground lease as an operating lease with an established lease term and payment schedule. At January 1, 2019, the Company recorded a lease liability of $23,377 and a ROU asset of $15,963 on its consolidated balance sheet. The lease liability was based on the present value of

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

the ground lease’s future lease payments using an interest rate of 6.225% which the Company considers reasonable and within the range of the Company’s incremental borrowing rate.

Lease payments for the ground lease as of September 30, 2019 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2019 (remainder of year)	$285
2020	1,140
2021	1,140
2022	1,202
2023	1,264
Thereafter	88,376
Total	$93,407

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Intangible assets:
Acquired in-place lease value	$165,182	$165,182
Acquired above market lease value	45,824	45,824
Accumulated amortization	(111,638)	(95,649)
Acquired lease intangibles, net	$99,368	$115,357
Intangible liabilities:
Acquired below market lease value	$71,551	$71,551
Acquired above market ground lease	—	5,169
Accumulated amortization	(22,482)	(19,258)
Acquired below market lease intangibles, net	$49,069	$57,462

As of September 30, 2019, the weighted average amortization periods for acquired in-place lease, above market lease intangibles and below market lease intangibles are 10, 14, and 19 years, respectively.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Amortization pertaining to acquired in-place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Amortization recorded as amortization expense:	2019	2018	2019	2018
Acquired in-place lease value	$4,290	$4,832	$13,319	$14,851
Amortization recorded as a reduction to property operating expense:
Acquired above market ground lease	$—	$23	$—	$70
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(920)	$(910)	$(2,670)	$(2,985)
Acquired below market leases	1,178	1,310	3,528	3,615
Net rental income increase	$258	$400	$858	$630

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2019 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2019 (remainder of year)	$4,088	$830	$1,056
2020	13,757	3,031	4,035
2021	11,310	2,961	3,855
2022	8,670	2,672	3,597
2023	7,443	2,485	3,320
Thereafter	26,301	15,820	33,206
Total	$71,569	$27,799	$49,069

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of September 30, 2019 and December 31, 2018, the Company had the following mortgages and credit facility payable:

	September 30, 2019		December 31, 2018
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate

Fixed rate mortgages payable	$171,487	4.25%	$171,646	4.25%
Variable rate mortgages payable with swap agreements	252,244	3.33%	252,244	3.33%
Variable rate mortgages payable	684	3.70%	684	3.95%
Mortgages payable	$424,415	3.70%	$424,574	3.71%
Credit facility payable	275,523	3.98%	284,523	4.22%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$699,938	3.84%	$709,097	3.91%
Add: Unamortized mortgage premiums	1,209		1,683
Less: Unamortized debt issuance costs	(3,970)		(4,896)
Total debt	$697,177		$705,884

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $699,938 and $709,097 as of September 30, 2019 and December 31, 2018, respectively, and its estimated fair value was $706,998 and $709,737 as of September 30, 2019 and December 31, 2018, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

As of September 30, 2019, scheduled principal payments and maturities on the Company’s debt were as follows:

	September 30, 2019
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2019 (remainder of the year)	$73	$7,447	$—	$7,520
2020	897	—	—	897
2021	1,531	82,740	—	84,271
2022	615	101,537	125,523	227,675
2023	326	91,230	150,000	241,556
Thereafter	636	137,383	—	138,019
Total	$4,078	$420,337	$275,523	$699,938

Credit Facility Payable

The Company’s credit facility (the “Credit Facility”) consisting of a $200,000 revolving credit facility (the “Revolving Credit Facility”) and a $150,000 term loan (the “Term Loan”) has an accordion feature that allows for an increase in available borrowings up to $700,000, subject to certain conditions.

At September 30, 2019, the Company has $125,523 outstanding under the Revolving Credit Facility and $150,000 outstanding under the Term Loan.  At September 30, 2019 the interest rate on the Revolving Credit Facility and the Term Loan was 3.77% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions.  The Term Loan matures on August 1, 2023. As of September 30, 2019, the Company had $74,477 available for borrowing under the Revolving Credit Facility.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base.  Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility. At September 30, 2019, there were 28 properties included in the pool of unencumbered properties.

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

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2019, the Company was current on all of the payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of September 30, 2019, the weighted average years to maturity for the Company’s mortgages payable was 3.8 years.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s interest rate swap contracts outstanding as of September 30, 2019.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at September 30, 2019
Assets
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	89
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	163
				$85,550	$252

Liabilities
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(83)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	(362)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(190)
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	(149)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(1,383)
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	(51)
June 5, 2017	May 31, 2017	May 15, 2022	1.90%	14,700	(177)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	60,000	(2,962)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	25,000	(1,235)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(1,239)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	40,000	(1,975)
				$316,694	$(9,806)

(a)   Receive floating rate index based upon 1 month LIBOR. At September 30, 2019, the 1 month LIBOR was 2.0156%.

On January 1, 2019, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities which eliminated the requirement to separately measure and report hedge ineffectiveness. For derivative instruments that are designated and qualify as a cash flow hedge, the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness should be recorded in other comprehensive income (OCI). When the amounts recorded in OCI are reclassified to earnings, they should be presented in the same income statement line item as the effect of the hedged item. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Effective portion of derivatives	$(2,550)	$1,121	$(13,956)	$7,976
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(194)	$(245)	$(1,091)	$(300)
Ineffective portion of derivatives	$—	$—	$—	$(13)

The total amount of interest expense presented on the consolidated statements of comprehensive loss was $7,117 and $6,825, for the three months ended September 30, 2019 and 2018, respectively. The total amount of interest expense presented on the consolidated statements of comprehensive loss was $21,440 and $19,970 for the nine months ended September 30, 2019 and 2018, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive loss is reported in interest expense on the consolidated statements of comprehensive loss.   The amount that is expected to be reclassified from accumulated other comprehensive loss into income in the next twelve months is $1,604.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 7 – DISTRIBUTIONS

On September 12, 2019, the Company’s board of directors declared cash distributions payable to stockholders of record as of the close of business on September 30, 2019 in an amount equal to $0.3018 per share, which represents an annualized rate of 6% based on the Estimated Per Share NAV as of December 31, 2018, payable in arrears the following quarter. In 2018, the Company paid quarterly distributions in the amount of $0.335 per share, payable in arrears the following quarter.

The table below presents the distributions paid and declared during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Distributions paid	$10,771	$11,924	$33,437	$28,388
Distributions declared	$10,808	$11,924	$32,321	$35,776

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss in the three and nine months ended September 30, 2019, 1,713 shares and 2,763 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.   As a result of a net loss in the three and nine months ended September 30, 2018, 1,460 shares and 2,333 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 10 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units were issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares and restricted share units are included in common stock outstanding on the date of vesting. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $14 and $40, in the aggregate, for the three and nine months ended September 30, 2019, respectively. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $13 and $35, in the aggregate, for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, the Company had $69 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.6 years.

A summary table of the status of the restricted shares and restricted share units is presented below:

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

	Restricted Shares	Restricted Share Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,224	1,201	$100	$100
Granted	—	25	1	1
Vested	—	(5)	—	—
Outstanding at March 31, 2019	3,224	1,221	101	101

Granted	2,237	770	61	61
Vested	(1,445)	(506)	(45)	(45)
Outstanding at June 30, 2019	4,016	1,485	117	117

Granted	—	38	1	1
Vested	—	(8)	—	—
Outstanding at September 30, 2019	4,016	1,515	$118	$118

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, retail real estate, for the nine months ended September 30, 2019 and 2018.

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2019 and 2018. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid amounts as of
		2019	2018	2019	2018	September 30, 2019	December 31, 2018
General and administrative reimbursements	(a)	$227	$279	$952	$1,102	$216	$216

Acquisition related costs		$—	$—	$—	$8	$—	$—
Acquisition fees		—	12	—	28	—	—
Total acquisition costs and fees	(b)	$—	$12	$—	$36	$—	$—

Real estate management fees		$1,213	$1,090	$3,506	$3,615	$—	$—
Property operating expenses		284	289	852	857	95	—
Construction management fees		95	67	169	177	89	6
Leasing fees		82	69	236	214	82	37
Total real estate management related costs	(c)	$1,674	$1,515	$4,763	$4,863	$266	$43

Business management fees	(d)	$2,339	$2,338	$7,007	$7,000	$4,674	$2,345

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

(b)

Prior to February 11, 2019, the Company was required to pay the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired. The business management agreement was amended and restated to, among other things, remove the obligation to pay acquisition fees and disposition fees payable to the Business Manager by the Company with respect to transactions occurring on or after February 11, 2019. The Business Manager and its related parties continue to be reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets. There were no related party acquisition costs or fees incurred during the three and nine months ended September 30, 2019. Of the $12 related party acquisition costs and fees incurred during the three months ended September 30, 2018, $12 were capitalized as the acquisition of net investment properties in the consolidated balance sheets. Of the $36 related party acquisition costs and fees incurred during the nine months ended September 30, 2018, $12 were capitalized as the acquisition of net investment properties in the consolidated balance sheets and $24 of such costs are included in acquisition related costs in the consolidated statements of operations and comprehensive loss.  Unpaid amounts are included in due to related parties in the consolidated balance sheets.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2019
Interest rate swap agreements - Other assets	$—	$252	$—	$252
Interest rate swap agreements - Other liabilities	$—	$(9,806)	$—	$(9,806)
December 31, 2018
Interest rate swap agreements - Other assets	$—	$7,286	$—	$7,286
Interest rate swap agreements - Other liabilities	$—	$(1,926)	$—	$(1,926)

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

Non-recurring Fair Value Measurements

As of September 30, 2018, the Company had identified indicators of impairment in its investment in the Mainstreet JV. Such indicators included construction overruns, loss of a planned tenant and the related cost of re-leasing.  The fair value of this investment, classified as Level 3 in the fair value hierarchy, was based on the value of the underlying properties and was estimated using a 10-year discounted cash flow model. The Company utilized a capitalization rate of 7.0% and a discount rate of 7.6% which it believes were reasonable based on the then current market rates.

As a result, in the three and nine months ended September 30, 2018, the Company recognized an impairment charge of $5,000 to its investment in the Mainstreet JV to reflect this investment at its estimated fair value at September 30, 2018, which is included in provision for impairment of unconsolidated entities on the consolidated statements of operations and comprehensive loss.

NOTE 14 – SUBSEQUENT EVENTS

Distributions

The Company paid distributions of $10,808 and issued 229,477 shares through the DRP on October 1, 2019.

Mortgage Loan Repayments

On November 1, 2019, the Company drew on its Credit Facility to pay-off two secured mortgage loans totaling a principal amount of $7,447. The average interest rate of the loans paid-off was 4.33%.

Purchase and Sale Agreements

The Company entered into the following purchase and sale agreements with unaffiliated third parties subsequent to September 30, 2019:

Date	Property Name	Location	Square Footage	Sale Price
November 6, 2019	Treasure Valley	Nampa, ID	133,292	$15,200
November 11, 2019	Whispering Ridge	Omaha, NE	69,676	8,300
		Total	202,968	$23,500

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited, dollar amounts in thousands, except per share amounts)

The purchase and sale agreements noted above are subject to customary due diligence periods and closing conditions. There is no assurance that the closings will be consummated. In addition, subsequent to September 30, 2019, the Company has entered into non-binding letters of intent and is in the process of negotiating terms of purchase and sale agreements on thirteen other properties.

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
•

We have incurred net losses on a U.S. generally accepted accounting principles (“U.S. GAAP”) basis for the three and nine months ended September 30, 2019 and 2018 and for the year ended December 31, 2018;

•

There is no established public trading market for our shares, our stockholders may not be able to sell their shares under our share repurchase program (as amended, “SRP”) and, if our stockholders are able to sell their shares under the SRP, or otherwise, they may not be able to recover the amount of their investment in our shares;

•

Because of the SRP’s funding limit, we have not been able to satisfy all properly submitted repurchase requests and have been satisfying requests for ordinary repurchases on a pro rata basis and may continue to be unable to satisfy all repurchase requests;

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
•

Our Business Manager and its affiliates face conflicts of interest caused by, among other things, their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders;

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

The following discussion and analysis relates to the three and nine months ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

At September 30, 2019, we had total assets of $1.3 billion and owned 59 properties located in 24 states containing 6.9 million square feet.  A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. As of September 30, 2019, 82% of our annualized base rental income was generated from grocery anchored or grocery shadow anchored shopping centers.  The portfolio properties have staggered lease maturity dates and anchor tenants generally with strong credit ratings.

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

Company Highlights – Nine Months Ended September 30, 2019

On February 11, 2019, our board of directors approved a strategic plan with the goal of providing a future liquidity to investors and creating long-term stockholder value. The strategic plan centers around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team and our board of directors are considering the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers, as well as the redevelopment of select centers within the current portfolio. We plan to move toward a liquidity event in approximately two years, market conditions permitting, most likely through a listing on a public securities exchange. As part of the strategic plan, we preliminarily identified a select number of properties we would consider selling and marketed them. As further described in Note 14 – “Subsequent Events”, we have entered into purchase and sale agreements for two of the selected properties and are in negotiations for the sale of thirteen others. The strategic plan may evolve or change over time. For example, we may decide to focus more on redeveloping existing properties relative to investing in new grocery-anchored centers, depending on such factors, including, but not limited to, market prices for our properties, availability of capital for redevelopment and construction costs. There is no assurance we will be able to successfully implement the strategic plan, including listing our common stock.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of September 30, 2019
Number of properties	59
Purchase price	$1,414,253
Total square footage	6,870,249
Weighted average physical occupancy	94.6%
Weighted average economic occupancy	95.0%
Weighted average remaining lease term (years)	5.7

The table below presents information for each of our investment properties as of September 30, 2019.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Dollar General (12 properties)	Various	111,890	100.0%	100.0%	$7,447	4.33%
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	159,258	98.1%	98.1%	—	—
Park Avenue (a)	Little Rock, AR	79,131	59.7%	82.8%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	100.0%	100.0%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	96.3%	96.3%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	100.0%	100.0%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	88.6%	88.6%	—	—
Dogwood Festival (a)	Flowood, MS	187,610	92.0%	92.0%	—	—
Pick N Save Center (a)	West Bend, WI	94,000	91.9%	91.9%	—	—
Harris Plaza (a)	Layton, UT	125,965	86.0%	86.0%	—	—
Dixie Valley	Louisville, KY	119,981	88.0%	88.0%	6,798	3.64%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	94.6%	94.6%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	91.9%	91.9%	—	—
Harvest Square	Harvest, AL	70,590	94.1%	94.1%	6,515	4.65%
Heritage Square	Conyers, GA	22,510	100.0%	100.0%	4,460	5.10%
The Shoppes at Branson Hills (a)	Branson, MO	256,329	80.2%	80.2%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	96.8%	96.8%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	96.1%	96.1%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	99.1%	99.1%	13,100	3.25%
Eastside Junction	Athens, AL	79,700	87.7%	87.7%	6,050	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	91.0%	91.0%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	100.0%	100.0%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	96.1%	96.1%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	83.5%	83.5%	4,650	5.30%
Whispering Ridge (a)	Omaha, NE	69,676	95.7%	95.7%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	94.9%	94.9%	—	—
White City	Shrewsbury, MA	257,121	91.9%	93.2%	49,400	3.24%
Treasure Valley (a)	Nampa, ID	133,292	100.0%	100.0%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	91.3%	91.3%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.2%	98.2%	13,700	3.31%
2727 Iowa Street (a)	Lawrence, KS	85,044	100.0%	100.0%	—	—
Settlers Ridge	Pittsburgh, PA	473,821	99.1%	99.1%	76,532	3.70%
Milford Marketplace	Milford, CT	111,720	91.8%	91.8%	18,727	4.02%
Marketplace at El Paseo	Fresno, CA	224,683	98.2%	98.2%	38,000	2.95%
Blossom Valley Plaza (a)	Turlock, CA	111,435	97.5%	97.5%	—	—
The Village at Burlington Creek	Kansas City, MO	158,049	77.2%	77.2%	17,723	4.25%
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	100.0%	100.0%	—	—
Marketplace at Tech Center	Newport News, VA	210,297	93.7%	95.0%	47,550	3.14%
Coastal North Town Center	Myrtle Beach, SC	304,662	96.4%	96.4%	43,680	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	99.1%	99.1%	—	—
Pentucket Shopping Center	Plaistow, NH	198,469	98.0%	98.0%	14,700	3.65%
Coastal North Town Center - Phase II	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
Portfolio total		6,870,249	94.6%	95.0%	$424,415	3.70%

(a)	Property is included in the pool of unencumbered properties under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of September 30, 2019.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	4	$3,374	3.5%	$13.52	249,493	3.6%
Dicks Sporting Goods, Inc	6	3,269	3.4%	11.84	276,038	4.0%
TJ Maxx/HomeGoods/Marshalls	13	3,219	3.3%	9.78	329,253	4.8%
Petsmart	10	2,895	3.0%	14.92	194,077	2.8%
Ross Dress for Less, Inc	10	2,633	2.7%	10.15	259,487	3.8%
Albertsons/Jewel/Shaws	2	2,304	2.4%	18.02	127,892	1.9%
Ulta Salon, Cosmetics & Fragrance	10	2,281	2.3%	21.87	104,276	1.5%
LA Fitness (Fitness International)	2	1,890	1.9%	21.09	89,600	1.3%
Kohl's Department Stores	4	1,888	1.9%	5.68	332,461	4.8%
Giant Eagle	1	1,805	1.9%	13.96	129,340	1.9%
Top ten tenants	62	$25,558	26.2%	$12.22	2,091,917	30.4%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at September 30, 2019.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,580,553	24.2%	12.4%
Home Goods	1,002,550	15.4%	9.1%
Grocery	950,042	14.6%	13.9%
Lifestyle, Health Clubs, Books & Phones	802,888	12.3%	15.5%
Restaurant	537,552	8.2%	15.8%
Apparel & Accessories	448,143	6.9%	10.1%
Sporting Goods	333,719	5.1%	4.6%
Pet Supplies	288,642	4.4%	4.6%
Consumer Services, Salons, Cleaners, Banks	277,136	4.2%	7.4%
Health, Doctors & Health Foods	160,491	2.5%	4.7%
Other	142,237	2.2%	1.9%
Total	6,523,953	100.0%	100.0%

The following table sets forth a summary of our property type based on annualized base rent for in-place leases as of September 30, 2019.

Property Type	Percent of Total Annualized Base Rent
Grocery	52%
Grocery Shadow-Anchored	30%
Community Center	10%
Power Center	7%
Single Tenant	1%

The following table sets forth a summary, as of September 30, 2019, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	53%	6.7
Junior Box	5,000-9,999	14%	6.0
Small Shop	Less than 5,000	33%	4.1
Total		100%	5.7

Lease Expirations

The following table sets forth a summary, as of September 30, 2019, of lease expirations scheduled to occur during the remainder of 2019 and each of the calendar years from 2020 to 2028 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to September 30, 2019. Annualized base rent represents the rent in-place of the applicable property at September 30, 2019. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $87,929 or $17.31 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2019 (including month-to-month)	25	106,885	1.6%	$1,512	1.6%	$14.15
2020	84	312,798	4.8%	5,751	5.9%	18.39
2021	89	348,728	5.3%	7,164	7.3%	20.54
2022	93	575,766	8.8%	10,789	11.0%	18.74
2023	110	823,085	12.6%	12,444	12.7%	15.12
2024	107	797,984	12.2%	14,640	15.0%	18.35
2025	89	864,167	13.2%	14,407	14.8%	16.67
2026	42	461,301	7.1%	6,363	6.5%	13.79
2027	23	269,896	4.1%	3,485	3.6%	12.91
2028	30	683,144	10.5%	6,223	6.4%	9.11
Thereafter	51	1,280,199	19.6%	14,789	15.2%	11.55
Leased Total	743	6,523,953	100.0%	$97,567	100.0%	$14.96

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses		Sources
Short-term liquidity and capital needs such as:		•	Cash receipts from our tenants
•	Interest & principal payments on mortgage loans and Credit Facility	•	Sale of shares through the DRP
•	Property operating expenses	•	Proceeds from new or refinanced mortgage loans
•	General and administrative expenses	•	Borrowing on our Credit Facility
•	Distributions to stockholders	•	Proceeds from sales of real estate
•	Fees payable to our Business Manager and Real Estate Manager
•	Repurchases of shares under the SRP

Long-term liquidity and capital needs such as:
•	Acquisitions of real estate directly or through joint ventures
•	Interest & principal payments on mortgage loans and Credit Facility
•	Capital expenditures, tenant improvements and leasing commissions
•	Repurchases of shares under the SRP

At September 30, 2019, we had $125.5 million outstanding under the Revolving Credit Facility and $150.0 million outstanding under the Term Loan.  At September 30, 2019 the interest rate on the Revolving Credit Facility and the Term Loan was 3.77% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and we have the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions.  The Term Loan matures on August 1, 2023. As of September 30, 2019, we had $74.5 million available for borrowing under the Revolving Credit Facility.

As of September 30, 2019, we had total debt outstanding of $699.9 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.84% per annum.  As of September 30, 2019, the weighted average years to maturity for our debt was 3.7 years. As of September 30, 2019 and December 31, 2018, our borrowings were 50% and 50%, respectively, of the purchase price of our investment properties. At September 30, 2019 our cash and cash equivalents balance was $13.0 million.

On November 1, 2019, we drew on our Credit Facility to pay-off two secured mortgage loans totaling a principal amount of $7,447. The average interest rate of the loans paid-off was 4.33%.

For information related to our debt maturities reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our September 30, 2019 Notes to Consolidated Financial Statements in Item 1.

Cash Flow Analysis

	Nine Months Ended September 30,		Change
	2019	2018	2019 vs. 2018
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$40,814	$38,040	$2,774
Net cash flows used in investing activities	$(5,301)	$(15,090)	$9,789
Net cash flows used in financing activities	$(37,799)	$(22,144)	$(15,655)

Operating activities

The increase in cash from operating activities during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to the timing of real estate tax and business manager fee payments partially offset by an increase in interest expense payments.

Investing activities

	Nine Months Ended September 30,		Change
	2019	2018	2019 vs. 2018
	(Dollar amounts in thousands)
Capital expenditures	$(5,301)	$(6,825)	$1,524
Investment in unconsolidated joint ventures	—	(2,464)	2,464
Other assets and restricted escrows	—	(5,801)	5,801
Net cash used in investing activities	$(5,301)	$(15,090)	$9,789

We used less cash in our investing activities in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in cash used in investing activities is primarily due a reduction in funding our joint venture and related note receivable for which an impairment charge was recognized at the end of 2018 and a decrease in capital expenditures.

Financing activities

	Nine Months Ended September 30,		Change
	2019	2018	2019 vs. 2018
	(Dollar amounts in thousands)
Total changes related to debt	$(9,159)	$7,570	$(16,729)
Proceeds from the distribution reinvestment plan, net of shares repurchased	4,797	(276)	5,073
Distributions paid	(33,437)	(28,388)	(5,049)
Other	—	(1,050)	1,050
Net cash used in financing activities	$(37,799)	$(22,144)	$(15,655)

Total debt changed from September 30, 2018 to September 30, 2019 from $7.6 million provided by financing activities to $9.2 million used in financing activities resulting in a total change in debt of $16.7 million.  During the nine months ending September 30, 2019, we paid $9.0 million toward our Credit Facility and $0.2 million toward our mortgage loans. During the nine months ending September 30, 2018, we borrowed $251.0 million offset with payments of $56.3 million on our credit facility and paid $184.9 million and 2.3 million toward our mortgages payable and debt issuance costs, respectively. During the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 proceeds from the distribution reinvestment plan (as amended, the “DRP”) after shares repurchased increased $5.1 million, because the funding limit was reduced to 50% of the net proceeds from the DRP beginning with repurchases for the quarter ended March 31, 2019 as determined by our board each quarter.  During the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, distributions paid increased from $28.4 million to $33.4 million as the 2018 distributions were for seven months and the 2019 distributions were for nine months, as a result of the change from monthly to quarterly distribution payments effective January 1, 2018.

Distributions

For 2019 and 2018, distributions were payable quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the nine months ended September 30, 2019 and 2018 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Nine Months Ended September 30,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operations
2019	$32,321	$0.9054	$18,412	$15,025	$33,437	$40,814
2018	$35,776	$1.0050	$14,668	$13,720	$28,388	$38,040

(1)	Distributions were funded by cash flow from operations during the nine months ended September 30, 2019 and 2018.

Results of Operations

The following discussions are based on our consolidated financial statements for the three and nine months ended September 30, 2019 and 2018. Dollar amounts are stated in thousands.

This section describes and compares our results of operations for the three and nine months ended September 30, 2019 and 2018. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented. Our portfolio of properties remains unchanged for the period from January 1, 2018 to September 30, 2019, and therefore, the results for “non-same store” properties is not presented for the three and nine months ended September 30, 2019.

For the three and nine months ended September 30, 2019 and 2018, we owned 59 properties. The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three and nine months ended September 30, 2019 and 2018, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

Comparison of the three months ended September 30, 2019 and September 30, 2018

	Three Months Ended September 30,
	2019	2018	Change
Rental income	$31,339	$31,385	$(46)
Other property income	69	50	19
Total income	$31,408	$31,435	$(27)

Property operating expenses	$5,561	$5,231	$330
Real estate tax expense	4,068	4,142	(74)
Total property operating expenses	$9,629	$9,373	$256

Property net operating income	$21,779	$22,062	$(283)

Straight-line income (expense), net	$189	$279	$(90)
Intangible amortization and inducement	241	411	(170)
General and administrative expenses	(1,013)	(904)	(109)
Business management fee	(2,339)	(2,338)	(1)
Depreciation and amortization	(14,629)	(14,390)	(239)
Interest expense	(7,117)	(6,825)	(292)
Gain on early termination of interest rate swap agreements	—	1,151	(1,151)
Loss on extinguishment of debt	—	(411)	411
Interest and other income	57	174	(117)
Provision for impairment of investment in unconsolidated entities	—	(5,000)	5,000
Net loss	$(2,832)	$(5,791)	$2,959

Net loss.  Net loss was $2,832 and $5,791 for the three months ended September 30, 2019 and 2018, respectively.

Total property net operating income.  Property net operating income decreased $283 in 2019 compared to 2018, total property income decreased $27, and total property operating expenses including real estate tax expense increased $256. The decrease in total property income is primarily due to a decrease in base rental income and an increase in bad debt.  The increase in property operating expenses including real estate tax expense is primarily due to higher non-recoverable and repair and maintenance expenses and increased property management fee expense in 2019 compared to 2018 offset by a decrease in real estate tax expense due to a decrease in assessed values and tax rates in 2019 compared to 2018.

Straight-line income (expense), net. Straight-line income (expense), net decreased $90 in 2019 compared to 2018. This decrease is primarily due to rent steps that reduced straight-line income.

Intangible amortization and inducement.  Intangible amortization income decreased $170 in 2019 compared to 2018. The decrease is primarily attributable to intangible assets and liabilities being written off or fully amortized.

General and administrative expenses.  General and administrative expenses increased $109 in 2019 compared to 2018.  This increase is primarily due to higher legal costs and an increase in state tax estimates.

Business management fee.  Business management fees remained relatively flat in 2019 compared to 2018. There have been no acquisitions since 2017.

Depreciation and amortization.  Depreciation and amortization increased $239 in 2019 compared to 2018. The increase is primarily due to site improvement write-offs partially offset with fully amortized acquired lease intangible assets.

Interest expense. Interest expense increased $292 in 2019 compared to 2018. The increase is primarily due to higher average interest rates and an increase in average debt outstanding in 2019 compared to 2018.  Average interest rates increased 0.13% in 2019 compared to 2018 and average debt outstanding increased $1,500 in 2019 compared to 2018.

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

Interest and other income.  Interest and other income decreased $117 in 2019 compared to 2018.  The decrease is primarily due to interest earned on our note receivable which was fully impaired at the end of 2018.

Provision for impairment of investment in unconsolidated entities.  During the three months ended September 30, 2018, the Company recorded an impairment to its investment in the Mainstreet JV of $5,000 to write down the investment to its estimated fair value based on the Company’s evaluations.

Comparison of the nine months ended September 30, 2019 and September 30, 2018

	Nine Months Ended September 30,
	2019	2018	Change
Rental income	$93,873	$94,485	$(612)
Other property income	191	192	(1)
Total income	$94,064	$94,677	$(613)

Property operating expenses	$16,272	$16,396	$(124)
Real estate tax expense	12,206	12,331	(125)
Total property operating expenses	$28,478	$28,727	$(249)

Property net operating income	$65,586	$65,950	$(364)

Straight-line income (expense), net	$612	$975	$(363)
Intangible amortization and inducement	816	663	153
General and administrative expenses	(3,886)	(3,303)	(583)
Acquisition related costs	—	(28)	28
Business management fee	(7,007)	(7,000)	(7)
Depreciation and amortization	(43,244)	(43,612)	368
Interest expense	(21,440)	(19,970)	(1,470)
Gain on early termination of interest rate swap agreements	—	1,151	(1,151)
Loss on extinguishment of debt	—	(411)	411
Interest and other income	102	380	(278)
Provision for impairment of investment in unconsolidated entities	—	(5,000)	5,000
Net loss	$(8,461)	$(10,205)	$1,744

Net loss.  Net loss was $8,461 and $10,205 for the nine months ended September 30, 2019 and 2018, respectively.

Total property net operating income.  Property net operating income decreased $364 in 2019 compared to 2018, total property income decreased $613, and total property operating expenses including real estate tax expense decreased $249. The decrease in total property income is primarily due to a decrease in tenant recovery income, base rental income and an increase in bad debt.  The decrease in property operating expenses including real estate tax expense is primarily due to lower non-recoverable expenses, lower repair and maintenance expenses and lower real estate tax consulting fees in 2019 compared to 2018.

Straight-line income (expense), net. Straight-line income (expense), net decreased $363 in 2019 compared to 2018. This decrease is primarily due to rent steps that reduced straight-line income.

Intangible amortization and inducement.  Intangible amortization income increased $153 in 2019 compared to 2018. The increase is primarily attributable to intangible assets and liabilities being written off.

General and administrative expenses.  General and administrative expenses increased $583 in 2019 compared to 2018.  This increase is primarily due to higher legal costs and an increase in state tax estimates.

Acquisition related costs.  Acquisition related expenses decreased $28 in 2019 compared to 2018. The decrease is attributable to the fact that there were no acquisition related costs (recoveries) in 2019.

Business management fee.  Business management fees remained relatively flat in 2019 compared to 2018. There have been no acquisitions since 2017.

Depreciation and amortization.  Depreciation and amortization decreased $368 in 2019 compared to 2018. The decrease is primarily due to fully amortized acquired lease intangible assets partially offset by site improvement write-offs.

Interest expense. Interest expense increased $1,470 in 2019 compared to 2018. The increase is primarily due to higher average interest rates and an increase in average debt outstanding in 2019 compared to 2018.  Average interest rates increased 0.19% in 2019 compared to 2018 and average debt outstanding increased approximately $7,000 in 2019 compared to 2018.

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

Interest and other income.  Interest and other income decreased $278 in 2019 compared to 2018.  The decrease is primarily due to interest earned on our note receivable which was fully impaired at the end of 2018.

Provision for impairment of investment in unconsolidated entities.  During the nine months ended September 30, 2018, the Company recorded an impairment to its investment in the Mainstreet JV of $5,000 to write down the investment to its estimated fair value based on the Company’s evaluations.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 20, 2019, under the heading “Critical Accounting Policies.” There have been no changes to our critical accounting policies during the three months ended September 30, 2019.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the nine months ended September 30, 2019. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	75	480,849	$15.64	$15.07	3.8%	5.1	$—
Comparable New Leases	3	6,499	$32.75	$30.16	8.6%	7.1	$24.86
Non-Comparable New and Renewal Leases (a)	25	186,035	$13.12	N/A	N/A	6.4	$7.94
Total	103	673,383

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

Our FFO and MFFO for the nine months ended September 30, 2019 and 2018 are calculated as follows:

		Nine Months Ended September 30,
		2019	2018
		(Dollar amounts in thousands)
	Net loss	$(8,461)	$(10,205)
Add:	Depreciation and amortization related to investment properties	43,244	43,612
	Provision for impairment of investment in unconsolidated entities	—	5,000
	Funds from operations (FFO)	34,783	38,407

Add:	Acquisition related costs	—	28
	Loss on extinguishment of debt	—	411
Less:	Amortization of acquired market lease intangibles, net	(858)	(700)
	Straight-line income (expense), net	(612)	(975)
	Gain on early termination of interest rate swap agreements	—	(1,151)
	Modified funds from operations (MFFO)	$33,313	$36,020

Subsequent Events

For information related to subsequent events, reference is made to Note 14 – “Subsequent Events” which is included in our September 30, 2019 Notes to Consolidated Financial Statements in Item 1.

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

As of September 30, 2019, we had outstanding debt of $699.9 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 2.95% to 5.48% per annum. The weighted average interest rate was 3.84%, which includes the effect of interest rate swaps. As of September 30, 2019, the weighted average years to maturity for our mortgages and credit facility payable was 3.7 years.

As of September 30, 2019, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $171.5 million and a fair value of $177.8 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations.  If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $7.2 million at September 30, 2019. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $7.6 million at September 30, 2019.

As of September 30, 2019, we had $126.2 million of debt or 18.0% of our total debt, excluding mortgage premium and unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 3.77% per annum. We had variable rate debt subject to swap agreements of $402.2 million, or 57.5% of our total debt, excluding mortgage premium and unamortized debt issuance costs, at September 30, 2019.

If interest rates on all debt which bears interest at variable rates as of September 30, 2019 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.3 million annually. If interest rates on all debt which bears interest at variable rates as of September 30, 2019 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

For information related to our derivatives, reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our September 30, 2019 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

We have incurred net losses on a U.S. GAAP basis for the quarterly period ended September 30, 2019.

We have incurred net losses on a U.S. GAAP basis for the three and nine months ended September 30, 2019 of $2.8 and $8.5 million, respectively. Our losses can be attributed, in part, to non-cash expenses, such as depreciation and amortization. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.

We entered into a credit agreement, as amended, for a $350.0 million credit facility (the “Credit Facility”) consisting of a revolving credit facility providing initial revolving credit commitments in an aggregate amount of $200.0 million Revolving Credit Facility and a term loan facility providing initial term loan commitments in an aggregate amount of $150.0 million (the “Term Loan”).  The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of ten unencumbered properties with an unencumbered pool value of $200.0 million or above and by a guaranty by certain of our subsidiaries. As of September 30, 2019, we have borrowed $275.5 million of the $350 million available under the Credit Facility. Our availability under the Credit Facility was $74.5 million as of September 30, 2019.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a minimum tangible net worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. These covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our FFO, excluding acquisition expenses, or “adjusted FFO,” for that period. For the fiscal quarter ended September 30, 2019, distributions did not exceed 95% of our adjusted FFO.

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

We may not be able to successfully execute the strategic plan adopted by our board of directors on February 11, 2019.

On February 11, 2019, our board of directors adopted a strategic plan, pursuant to which we plan to target a portfolio of 100% grocery-anchored properties. As part of this strategy, our management team and board is considering the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. There is no assurance that we will be able to sell such assets at acceptable prices. We also expect to evaluate the redevelopment of certain of our assets. As described herein, redeveloping assets presents additional uncertainties including, among other things, the cost to redevelop and the amount and timing of returns generated by redevelopment.  There can be no assurance that we will be able to successfully implement the strategic plan or that the execution of the strategic plan will positively impact the value of our common stock.

The amount and timing of distributions, if any, may vary. We have paid and may continue to pay distributions from sources other than cash flow from operations, including the proceeds of our DRP.

There are many factors that can affect the availability and timing of distributions paid to our stockholders. We may not generate sufficient cash flow from operations to fund any distributions to our stockholders. The actual amount and timing of distributions, if any, is determined by our board of directors in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions. Actual cash available for distribution may vary substantially from estimates made by our board. The sale of assets and delayed reinvestment or reinvestment at lower yields will negatively impact the amount available to pay distributions. In addition, to the extent we invest in development or redevelopment projects that do not immediately generate cash flow, or in real estate assets that have significant capital requirements, our ability to make distributions will be negatively impacted. Our board will continue to review our distribution policy as our strategic plan evolves. There is no assurance we will continue to pay distributions at the existing amount.

Historically, we have not consistently generated sufficient cash flow from operations to fund distribution payments. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow (if any), borrowings, cash flow from investing activities, the net proceeds from the sale of our assets, or from the proceeds of our DRP. Accordingly, if we cannot generate sufficient cash flow from operations to fully fund distributions, some or all of our distributions may be paid from the other sources described above. We have not established any limit on the extent to which we may use such alternate sources.

Funding distributions from the proceeds of our DRP, borrowings or asset sales will result in us having fewer funds available to acquire properties or other real estate-related investments. Likewise, funding distributions from the sale of additional securities, including shares issued under the DRP, will dilute our stockholders interest in us on a percentage basis and may impact the value of the investment, especially if we sell these securities at prices less than the price our stockholders paid for their shares. As a result, the return our stockholders realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. A decrease in the level of stockholder participation in the DRP could have an adverse impact on our ability to fund distributions and other operating and capital needs. There is no assurance we will continue to generate sufficient cash flow from operations to cover distributions. If these sources are not available or are not adequate, our board may have to consider reducing or eliminating distributions.

Development or redevelopments may expose us to additional risks.

As part of our strategic plan, we plan to further analyze and potentially pursue redevelopment of certain assets. Development and redevelopment activities are subject to a number of risks, including, but not limited to:

•	ceasing development or redevelopment activities after expending resources to determine the feasibility of the project or projects;
•	construction delays or cost overruns that increase project costs;
•	the failure to meet anticipated occupancy or rent levels within the projected time frame, if at all;
•	exposure to fluctuations in the general economy due to the significant time lag between commencing and completing the project;
•	inability to achieve necessary zoning or other governmental permits; and
•	difficulty or inability to obtain any required consents of third parties, such as tenants and, mortgage lenders.

Further, during the period of time we are developing or redeveloping an asset or assets, our rental income from such properties may be reduced. Delays in completing development may also impact leases with existing tenants or our ability to secure new tenants. Occurrence of any of these items would likely have a material adverse effect on the estimated value of our common stock, our cash flow from operations, ability to pay distributions and ability to pursue a liquidity event for our stockholders. In addition, development costs for a project may increase, which may result in reduced returns, or even losses. In deciding whether to develop or redevelop a particular property, we make certain assumptions regarding the expected future performance of that property. If the property does not perform as expected, our financial performance may be materially and adversely affected, or an impairment charge could occur.

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

The A&R SRP provides our board of directors with the discretion to reduce the funding limit for share repurchases.  Prior to the amendment, the funding for ordinary repurchases was limited to the proceeds from the DRP during a particular quarter.  The A&R SRP limits the dollar amount for any repurchases made by us each calendar quarter to an amount equal to a percentage determined in the sole discretion of our board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter.  For the quarter ended September 30, 2019, our board determined a funding limit equal to 50% of the net proceeds from the DRP for the quarter ended September 30, 2019. We continue to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for any stock splits or other combinations.

If either or both of the repurchase limitations prevent us from repurchasing all of the shares offered for repurchase during a calendar quarter, we will repurchase shares, on a pro rata basis within each category below, in accordance with the repurchase limitations in the following order: (a) first, all repurchases sought upon a stockholder’s death or qualifying disability and (b) second, all ordinary repurchases. The A&R SRP provides that a requesting party must own shares of at least $500 after giving effect to any repurchase by the Company. If a requesting party would fail to maintain this minimum balance after giving effect to any repurchase, we may, in our discretion, repurchase the remaining balance of shares which is less than $500, subject to the 5% share limit described above. For any quarter ended, unfulfilled repurchase requests will be included in the list of requests for the following quarter unless the request is withdrawn in accordance with the SRP. However, each stockholder who has submitted a repurchase request must submit an acknowledgment annually after we publish a new estimated value per share acknowledging, among other things, that the stockholder wishes to maintain the request. If we do not receive the acknowledgment prior to the repurchase date, we will deem the request to have been withdrawn.

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

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended September 30, 2019.

(Dollar amounts in thousands, except per share amounts)

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 2019	—	—	—	—	—	1,509,423
August 2019	—	—	—	—	—	1,509,423
September 2019	482,609	118,606	$20.12	$2,309	118,606	1,390,817
Total	482,609	118,606	$20.12	$2,309	118,606

(1)	Our SRP was announced on October 18, 2012.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed with the Securities and Exchange Commission on November 13, 2019 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	November 13, 2019

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	November 13, 2019