Form 10-K
period 2019-12-31
Inland Real Estate Income Trust, Inc.
filed 2020-03-18
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-55146

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

630-218-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no established public market for the registrant’s shares of common stock. As of March 11, 2020, there were 36,024,249 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of its Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of the fiscal year, into Part III of this Form 10-K to the extent stated herein.

INLAND REAL ESTATE INCOME TRUST, INC.

PART I

Item 1.	Business

General

Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company”, “we”, “our” or “us”) was incorporated on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. We have primarily focused on acquiring retail properties and intend to target a portfolio of 100% grocery-anchored properties as described below.  We have invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets such as office and medical office buildings, multi-family properties and industrial/distribution and warehouse facilities if our management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities (“CMBS”). Our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” is an indirect subsidiary of The Inland Group, LLC.  Various affiliates of our Sponsor provide services to us. We are externally managed and advised by IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager,” an indirect wholly owned subsidiary of our Sponsor. Our Business Manager is responsible for overseeing and managing our day-to-day operations.  Our properties are managed by Inland Commercial Real Estate Services LLC, referred to herein as our “Real Estate Manager,” an indirect wholly owned subsidiary of our Sponsor.

We commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015.  We sold 33,534,022 shares of common stock generating gross proceeds of $834.4 million from the Offering.  On March 3, 2020, our board of directors determined an estimated per share net asset value (the “Estimated Per Share NAV”) of our common stock as of December 31, 2019 of $18.15. The previously estimated per share net asset value of $20.12 as of December 31, 2018 was established on March 5, 2019.

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

At December 31, 2019, we owned 47 retail properties, totaling 6.8 million square feet. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. At December 31, 2019, 83% of our annualized base rental income was generated from grocery-anchored or grocery shadow-anchored shopping center. A grocery shadow-anchored shopping center is a shopping center near a grocery store that generates traffic for the shopping center but is not a part of the shopping center.  At December 31, 2019, our portfolio had weighted average physical and economic occupancy of 94.0% and 94.4%, respectively. As of December 31, 2019, 2018 and 2017, annualized base rent (“ABR”) per square foot averaged $17.54, $17.30 and $17.16, respectively, for all properties owned. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, including any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. ABR including ground leases averaged $15.08, $14.94 and $14.81 as of December 31, 2019, 2018 and 2017, respectively.

On February 11, 2019, the Company’s board of directors approved a strategic plan (the “Strategic Plan”) with the goals of providing future liquidity to investors and creating long-term stockholder value. The Strategic Plan centers around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. Consistent with the Strategic Plan, we sold 12 properties during the year ended December 31, 2019 for aggregate net proceeds of $14.9 million and sold three additional properties in January 2020 for aggregate net proceeds of approximately $37.2 million. We used the proceeds to pay down the revolving credit facility. We intend to draw on the revolving credit facility to redeploy the net proceeds from these sales to, among other things, purchase additional assets or redevelop select centers within the current portfolio in the future pursuant to our Strategic Plan. For discussions of these sales, see Note 5 – “Dispositions” and Note 18 – “Subsequent Events” included in our December 31, 2019 Notes to Consolidated Financial Statements in Item 8.

Our management team and our board are considering the opportunistic sale of other assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers, as well as the redevelopment of select centers within the current portfolio. We plan to consider a liquidity event in approximately two years, market conditions permitting, most likely through a listing on a public securities exchange.

In connection with the Strategic Plan, our share repurchase program was amended and restated, effective March 21, 2019, and the business management agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all future acquisition and disposition fees. On March 3, 2020, our board adopted a third amended and restated share repurchase program, which will become effective on April 10, 2020, as further described below under “Share Repurchase Program.” The Strategic Plan may evolve or change over time. For example, we may decide to focus more on redeveloping existing properties relative to investing in new grocery-anchored centers, depending on such factors, including, but not limited to, market prices for our properties, availability of capital for redevelopment and construction costs. There is no assurance we will be able to successfully implement the Strategic Plan, including listing our common stock.

We provide the following programs to facilitate additional investment in our shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

Through the distribution reinvestment plan (“DRP”), we provide stockholders with the option to purchase additional shares from us by automatically reinvesting distributions, subject to certain share ownership restrictions. We do not pay any selling commissions or a marketing contribution and due diligence expense allowance in connection with the DRP. The price per share for shares of common stock purchased under the DRP is equal to the Estimated Per Share NAV unless and until the shares become listed for trading. On March 11, 2019, we reported an estimated per share NAV of $20.12 and on March 3, 2020, we reported a new Estimated Per Share NAV of $18.15.  Beginning with the first quarter 2020 distributions payable in April, shares sold through the DRP will be issued at a price equal to $18.15 until we update the Estimated Per Share NAV in 2021.

Distributions reinvested through the DRP were $19.6 million, $19.3 million and $27.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Share Repurchase Program

We adopted a share repurchase program (as amended, “SRP”) effective October 18, 2012, under which we are authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year. Purchases are in our sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), the one year holding period does not apply. The SRP was amended and restated effective January 1, 2018 to change the processing of repurchase requests from a monthly to a quarterly basis to align with the move to quarterly distributions. On February 11, 2019, our board adopted a second amended and restated SRP, which became effective on March 21, 2019. On March 3, 2020, our board adopted a third amended and restated SRP (the “Third A&R SRP”), which will become effective on April 10, 2020.

Under the Third A&R SRP, we are authorized to make ordinary repurchases and Exceptional Repurchases at a price equal to 80.0% of the “share price,” which is defined in the Third A&R SRP as an amount equal to the lesser of: (A) $25, as adjusted under certain circumstances, including, among other things, if the applicable shares were purchased from the Company at a discounted price; or (B) the most recently disclosed estimated value per share. Prior to the amendment, we were authorized to make Exceptional Repurchases at a price equal to 100% of the “share price.” Beginning with repurchases in April 2020, the “share price” will be equal to $18.15 per share until we announce a new Estimated Per Share NAV. Accordingly, ordinary repurchases and Exceptional Repurchases will be at $14.52 per share.

The Third A&R SRP provides our board of directors with the discretion to reduce the funding limit for share repurchases.  The Third A&R SRP limits the dollar amount for any repurchases made by us each calendar quarter to an amount equal to a percentage determined in the sole discretion of our board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter.  For the quarter ended December 31, 2019, our board limited funding for repurchases to 50% of the net proceeds from the DRP. We continue to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for any stock splits or other combinations.

If either or both of the repurchase limitations prevent us from repurchasing all of the shares offered for repurchase during a calendar quarter, we will repurchase shares, on a pro rata basis within each category below, in accordance with the repurchase limitations in the following order: (a) first, all Exceptional Repurchases and (b) second, all ordinary repurchases. For any quarter ended, unfulfilled repurchase requests will be included in the list of requests for the following quarter unless the request is withdrawn in accordance with the SRP. However, each stockholder who has submitted a repurchase request must submit an acknowledgment annually after we publish a new estimated value per share acknowledging, among other things, that the stockholder wishes to maintain the request. If we do not receive the acknowledgment prior to the repurchase date, we will deem the request to have been withdrawn.

The SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors, in its sole discretion, may, at any time, amend, suspend or terminate the SRP. In the event that we amend, suspend or terminate the SRP, however, we will send stockholders notice of the change at least thirty days prior to the change, and we will disclose the change in a report filed with the Securities and Exchange Commission (“SEC”) on either Form 8-K, Form 10-Q or Form 10-K, as appropriate. Further, our board reserves the right in its sole discretion, at any time, and from time to time to reject any requests for repurchases.

Repurchases through the SRP were $9.4 million, $22.5 million and $21.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019 and 2018, our liability related to the SRP was $2.3 million and $5.5 million, respectively, recorded in other liabilities on our consolidated balance sheets.

Segment Data

We currently view our real estate portfolio as one reportable segment in accordance with U.S. GAAP.  Accordingly, we did not report any other segment disclosure for the years ended December 31, 2019, 2018 and 2017.  For information related to our business segment, reference is made to Note 13 – “Segment Reporting” which is included in our December 31, 2019 Notes to Consolidated Financial Statements in Item 8.

Tax Status

We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), commencing with the tax year ended December 31, 2013. Commencing with such taxable year, we were organized and began operating in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code and believe we have so qualified. As a result, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments and excluding any net capital gain) to its stockholders. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, without the benefit of certain statutory relief provisions, we will be subject to federal and state income tax on our taxable income as a “C corporation.” Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes. The earnings of any taxable REIT subsidiaries generally will be subject to U.S. federal corporate income tax applicable to “C corporations.”

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

Environmental Matters

As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions. We do not believe that our existing portfolio as of December 31, 2019 will require us to incur material expenditures to comply with these laws and regulations.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. The public may read and copy any of the reports that are filed with the SEC at the SEC’s Internet address located at www.sec.gov. The website contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, on our website, inland-investments.com/inland-income-trust, or by responding to requests addressed to our investor services group, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. We routinely post important information about us and our business, including financial and other information for investors, on our website. We encourage investors to visit our website from time to time, as information is updated and new information is posted.

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

Risks Related to Our Business

We have incurred net losses on a basis in accordance with U.S. GAAP for the years ended December 31, 2019, 2018 and 2017 and may incur such net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders.

We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2019, 2018 and 2017 of $11.4 million, $23.3 million and $19.1 million, respectively.  Our losses can be attributed, in part, to non-cash expenses, such as depreciation and amortization, acquisition related expenses and impairment charges. We may incur net losses in the future, which could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders. We are subject to all of the business risks and uncertainties associated with any business. We cannot assure our stockholders that, in the future, we will be profitable or that we will realize growth in the value of our assets.

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

Moreover, our SRP contains numerous restrictions that limit our stockholders' ability to sell their shares, including those relating to the number of shares of our common stock that we can repurchase at any time and the type and amount of funds we may use to repurchase shares pursuant to the program. For example, for each of the quarters in 2019, pursuant to our board’s discretion to reduce the funding limit under our SRP, our board limited funding for repurchases to 50% of the net proceeds from the DRP, and our board may continue to limit the amount of repurchases under the SRP. Because of the funding limit, we have not been able to satisfy all properly submitted repurchase requests and have been satisfying requests for ordinary repurchases on a pro rata basis and will continue to be unable to satisfy all repurchase requests. Also, under the SRP, we are only authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year. Purchases are in our sole discretion.

Our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our SRP. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. Further, our board reserves the right in its sole discretion to change the repurchase prices or reject any requests for repurchases. Any amendments to, or suspension or termination of, the SRP may restrict or eliminate our stockholders’ ability to have us repurchase their shares and otherwise prevent our stockholders from liquidating their investment. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of the SRP and our stockholders may not be able to sell any of their shares of common stock back to us. As a result of these restrictions and circumstances, the ability of our stockholders to sell their shares should they require liquidity is significantly restricted. Moreover, under the SRP, any shares accepted for “ordinary repurchases” or “exceptional repurchases” are repurchased at a discount to the then-current estimated per share NAV. Therefore, even if our stockholders are able to sell their shares of common stock back to us pursuant to the SRP, they may be forced to do so at a discount to the purchase price such stockholders paid for their shares.

The Estimated Per Share NAV of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.

On March 3, 2020, we announced an Estimated Per Share NAV of our common stock as of December 31, 2019 equal to $18.15 per share. To assist our board of directors in establishing the Estimated Per Share NAV, we engaged a third party specializing in providing real estate financial services. As with any methodology used to estimate value, the methodology employed by this third party was based upon a number of estimates and assumptions that may not have been accurate or complete. Further, different parties using different assumptions and estimates could have derived a different estimated per share net asset value, which could be significantly different from our Estimated Per Share NAV. The Estimated Per Share NAV will fluctuate over time and does not represent: (i) the price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares, (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities or (iv) the price a third party would pay to acquire our Company.

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

Existing stockholders do not have preemptive rights to purchase any shares issued by us in the future. Our charter authorizes us to issue up to 1,500,000,000 shares of capital stock, of which 1,460,000,000 shares are classified as common stock and 40,000,000 shares are classified as preferred stock.  We may, in the sole discretion of our board and without approval of our common stockholders:

•	sell additional shares in any future offerings, including as awards under our Employee and Director Restricted Share Plan and pursuant to the DRP;
•	issue equity interests in a private offering of securities;

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

Future issuances of common stock will reduce the percentage of our outstanding shares owned by our other stockholders.  Further, our board of directors could authorize the issuance of stock with terms and conditions that could subordinate the rights of the holders of our current common stock, adversely affect the Estimated Per Share NAV or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

Market disruptions may adversely impact many aspects of our operating results and operating condition.

The availability of debt financing secured by commercial real estate is subject to underwriting standards that can be tightened in response to adverse changes in real estate or credit market conditions.  Further, interest rates may increase in response to changing economic conditions, which may negatively affect U.S. economic conditions as a whole, or real estate industry conditions such as:

•

the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could increase and delay our efforts to collect rent and any past balances due under the relevant leases and ultimately could preclude collection of these sums;

•

our ability to borrow on terms and conditions that we find acceptable, which may be limited and could result in our investment operations (real estate assets) generating lower overall economic returns and a reduced level of cash flow from what was anticipated at the time we acquired the asset, and could potentially impact our ability to make distributions to our stockholders, or pursue acquisition opportunities, among other things, and increase our interest expense;

•

the amount of capital that is available to finance real estate, which could be reduced, and, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, and reduce the loan-to-value ratio upon which lenders are willing to lend;

•

the value of certain of our real estate assets, which may decrease below the amounts we pay for them and limit our ability to dispose them at attractive prices or to obtain debt financing secured by these assets and could reduce the availability of unsecured loans;

•

the value and liquidity of short-term investments, if any, could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for these investments or other factors; and

•

defaults or bankruptcies by counterparties to derivative financial instruments could occur, increasing the risk that we may not realize the benefits of these instruments that we have entered into or may enter into.

For these and other reasons, we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our investments.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholders’ investment.

Our charter requires our independent directors to review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed.  Our investment policies, including the Strategic Plan, the methods for implementing them, and our other objectives, policies and procedures may be altered by a majority of the directors (which must include a majority of the independent directors), without the approval of our stockholders.  As a result, the nature of our stockholders’ investment could change without their consent.  A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

We may not be able to successfully implement the Strategic Plan adopted by our board of directors on February 11, 2019.

As part of the Strategic Plan, we sold 12 properties during the year ended December 31, 2019 and three additional properties in January 2020. There is no assurance that we will be able to redeploy the proceeds from the properties sold to acquire suitable investments on financially attractive terms, if at all, or that we will be able to sell any additional assets at acceptable prices. We also expect to evaluate the redevelopment of certain of our assets as part of the Strategic Plan. As described herein, redeveloping assets presents additional uncertainties including, among other things, the cost to redevelop and the amount and timing of returns generated by redevelopment.  There can be no assurance that we will be able to successfully implement the Strategic Plan or that the execution of the Strategic Plan will positively impact the value of our common stock.

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

Further, during the period of time we are developing or redeveloping an asset or assets, our rental income from such properties may be reduced. Delays in completing development may also impact leases with existing tenants or our ability to secure new tenants. Occurrence of any of these events would likely have a material adverse effect on the estimated value of our common stock, our cash flow from operations, ability to pay distributions and ability to pursue a liquidity event for our stockholders. In addition, development costs for a project may increase, which may result in reduced returns, or even losses. In deciding whether to develop or redevelop a particular property, we make certain assumptions regarding the expected future performance of that property. If the property does not perform as expected, our financial performance may be materially and adversely affected, or an impairment charge could occur.

Competition with other non-traditional grocery retailers may reduce our profitability.

Tenants in the grocery industry will face potentially changing consumer preferences and increasing competition from other forms of retailing, such as online grocery retailers and non-traditional grocery retailers such as prepared meal and fresh food delivery services, mass merchandisers, super-centers, warehouse club stores and drug stores. Other retail centers within the market area of our properties and meal and food delivery services both inside and outside these market areas will compete with our properties for customers, affecting our tenants’ cash flows and thus affecting their ability to pay rent.

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

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  The FDIC insures up to $250,000 per depositor per insured bank account.  At December 31, 2019, we had cash and cash equivalents exceeding these federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels.  The loss of our deposits would reduce the amount of cash we have available to fund our capital and operating needs and distributions.

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

Our board may decide that we should pursue an internalization by hiring our own group of executives and other employees or entering into an agreement with a third party, such as a merger, instead of by transitioning the services performed by, and hiring the persons providing services for, our Business Manager. The costs that we would incur in this case are uncertain and may be substantial and we would lose the benefit of the experience of our Business Manager.

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

The Company is not registered, and does not intend to register itself or any of its subsidiaries, as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  If we become obligated to register the Company or any of its subsidiaries as an investment company, the registered entity would have to comply with regulation under the Investment Company Act with respect to capital structure (including the registered entity’s ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters.  Compliance with the Investment Company Act would limit our ability to make certain investments and require us to significantly restructure our operations and business plan.  The costs we would incur and the limitations that would be imposed on us as a result of such compliance and restructuring would negatively affect the value of our common stock, our ability to make distributions and the sustainability of our business and investment strategies.

We intend to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that neither we nor our subsidiaries are registered or will be required to register as an investment company under the Investment Company Act.  Section 3(a)(1) of the Investment Company Act, in relevant part, defines an investment company as (i) any issuer that is, or holds itself out as being, engaged primarily in the business of investing, reinvesting or trading in securities, or (ii) any issuer that is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns, or proposes to acquire, “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.”  The term “investment securities” generally includes all securities except government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.  We believe we are not considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities.  Rather, we and our subsidiaries are primarily engaged in the business of investing in real property.  We also conduct our operations and the operations of our subsidiaries in a manner designed so that we do not come within the definition of an investment company under Section 3(a)(1)(C) because less than 40% of the value of our adjusted total assets on an unconsolidated basis consist of “investment securities.”  This requirement limits the types of businesses in which we may engage through our subsidiaries.  Furthermore, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our business.

If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exemption from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  As reflected in no-action letters, the SEC staff's position on Section 3(c)(5)(C) generally requires that at least 55% of an entity’s assets comprise qualifying real estate assets and that at least 80% of its assets must comprise qualifying real estate assets and real estate-related assets under the Investment Company Act.  Specifically, we expect any of our subsidiaries relying on Section 3(c)(5)(C) to invest at least 55% of its assets in mortgage loans, certain mezzanine loans and other interests in real estate that constitute qualifying real estate assets in accordance with SEC staff guidance, and an additional 25% of its assets in other types of mortgages, securities of REITs and other real estate-related assets such as debt and equity securities of companies primarily engaged in real estate businesses and securities issued by pass-through entities of which substantially all of the assets consist of qualifying real estate assets and/or real estate-related assets.  The remaining 20% of the entity’s assets can consist of miscellaneous assets.  These criteria may limit what we buy, sell and hold.

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

A failure of our Business Manager’s information technology (IT) infrastructure could adversely impact our business and operations.

We rely upon the capacity, reliability and security of our Business Manager’s information technology infrastructure and its ability to expand and continually update this infrastructure in response to changing needs of our business. Our Business Manager faces the challenge of supporting older systems and hardware and implementing necessary upgrades to its IT infrastructure.  Our Business Manager may not be able to successfully implement these upgrades in an effective manner, which could adversely affect our operations.  In addition, our Business Manager may incur significant increases in costs and extensive delays in the implementation and rollout of any upgrades or new systems.  If there are technological impediments, unforeseen complications, errors or breakdowns in implementation, the disruptions could have an adverse effect on our business and financial condition.

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
•

the impact of the coronavirus on the U.S. economy and, in particular, on business and consumer demand that may diminish the demand and rents for our properties and impact our tenant’s ability to pay rent;

•	acts of God, such as earthquakes, floods or other uninsured losses; and
•	changes or increases in interest rates and availability of financing.

In addition, periods of economic slowdown or recession, or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or increased defaults under existing leases.

The outbreak of the novel coronavirus (COVID-19) is growing and its impacts are uncertain and hard to measure but may cause a material adverse effect on our business.

In December 2019, a novel strain of coronavirus emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to other countries and locations, including the United States. The continued spread of the coronavirus globally has had, and could have a significantly greater, material adverse effect on the global and U.S. economies as a whole, as well as the states and cities where we own properties in particular. The extent to which the coronavirus impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the actions taken to contain the coronavirus or mitigate its impact, and the direct and indirect economic effects of the illness and containment measures, among others.

The coronavirus outbreak is negatively impacting almost every industry directly or indirectly, particularly the travel, hotel and retail industries, and businesses that rely on or require close personal contact, such as live entertainment venues, gyms and exercise facilities, health and wellness service providers and beauty salons, restaurants and bars. Due to the scope of the outbreak and the related uncertainties, many other industries and businesses may be directly or indirectly impacted. Our retail tenants rely on customers and many of their businesses require close personal contact.  A reduction in customer foot traffic could reduce demand for our tenants’ products and services, diminish the demand and rents for our properties and harm our tenants’ ability or willingness to pay us rent.  Moreover, our tenants may be required by the local, state or federal authorities to cease operations thereby preventing them from generating revenue.  Enforcing our rights as landlord against tenants who fail to pay rent or otherwise do not comply with the terms of their leases may be costly and may consume valuable time and resources, and even if we obtain a judgment, tenants that have been severely impacted may not be able to pay us what we are owed.

Additionally, many manufacturers of goods in China and other countries have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. This may lead to a disruption in the supply chain and a decline in imported goods, which may negatively impact the business of our tenants.

The business and operating results of our tenants may also be negatively impacted if the outbreak of the coronavirus occurs within the workforce or otherwise disrupts their management and other personnel, their supply chains or their ability to operate their respective businesses. Many companies have implemented policies and procedures designed to protect against the introduction of the coronavirus to the workforce, including permitting or requiring personnel to work offsite, among others. These changes in the work processes of our tenants could lead to disruptions, such as a reduced ability to effectively transact with customers and colleagues and a loss of IT system functionality due to unusual or excess burdens on IT infrastructures.

We rely on the Business Manager to manage our day to day operations.  The business and operations of our Business Manager and its affiliates may also be adversely impacted by the coronavirus outbreak, including illness or quarantine of members of its workforce, which may negatively impact on its ability to provide us services to the same degree as it had prior to the outbreak.

Any of these developments, and others, could have a material adverse effect on our business, financial condition and results of operations.

Our real estate assets and other investments may be subject to impairment charges.

Periodically, including in connection with taking actions under our Strategic Plan, we assess whether there are any indicators that the value of our real estate properties and other investments may be impaired. Under U.S. GAAP, a property’s value is impaired only if the estimate of the aggregate future cash flows to be generated by the property is less than the carrying value of the property. The valuation and possible subsequent impairment of real estate properties and other investments is a significant estimate that can change based on our continuous process of analyzing each property and reviewing assumptions about inherently uncertain factors, as well as the economic condition of the property at a particular point in time. We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments.

Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. There can be no assurance that we will not take charges in the future related to the impairment of our assets. Because the Strategic Plan contemplates asset sales, we have recognized, and may continue to recognize, greater impairment charges than if we were to continue to hold and operate these properties. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken. For the year ended December 31, 2019, we recognized impairment charges totaling $4.4 million related to three investment properties held for sale as of December 31, 2019, each of which had a carrying value that exceeded their fair value less selling costs. For the year ended December 31, 2018, we recognized an impairment charge to fully impair our investment in Mainstreet Texas Development Fund, LLC a joint venture to develop three transitional care/rapid recovery centers (“Mainstreet JV”), equal to $9.9 million and an impairment charge of $5.5 million to fully impair our note receivable from Mainstreet JV. For the year ended December 31, 2017, we recognized an impairment charge related to an investment property of $8.5 million. For further information related to impairment provision, reference is made to Note 16 – “Fair Value Measurements” which is included in our December 31, 2019 Notes to Consolidated Financial Statements in Item 8.

An economic downturn could have an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants which could have an adverse impact on our financial operations.

An economic downturn could have an adverse impact on the real estate industry generally.  As a result, the retail industry could face reductions in sales revenues and increased bankruptcies. The continuation of adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our commercial properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease space at our retail properties or retail properties we plan to acquire. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties and any additional retail properties we acquire and our results of operations.

E-commerce can continue to have an impact on our business.

The use of the internet by consumers to shop is expected to continue to expand. This increase in internet sales could result in a downturn in the business of our current tenants in their “brick and mortar” locations and could affect the way future tenants lease space. While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “brick and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental amounts may decline.

We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.

As of December 31, 2019, we owned 47 properties located in 23 states. We compete with numerous developers, owners and operators of commercial properties, many of which own properties similar to, and in the same market areas as, our properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants or retain existing tenants when their leases expire. To the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases. Also, if our competitors develop additional properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.

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

We face potential adverse effects from tenant bankruptcies.

Bankruptcy filings by our tenants or any guarantor of a tenant’s lease obligation can occur in the course of operations, and in recent years, a number of companies in the retail industry, including certain of our tenants, have declared bankruptcy.  A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would bar all efforts to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court.  Post-bankruptcy debts would be paid currently.  If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full.  If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim for damages.  If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid.  This claim could be paid only if the funds were available, and then only in the same percentages as that realized on other unsecured claims.

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

A number of our retail leases are based on tenant gross sales.  Under those leases, our revenue from tenants increases as the sales of our tenants increase.  Generally, retailers face declining revenues during downturns in the economy.  As a result, the portion of our revenue which may derive from percentage rent leases could be adversely affected by a general economic downturn.

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

We do not own the land when we are the lessee under a ground lease, so properties that we operate pursuant to a ground lease are subject to unique risks.

We have and may continue to acquire long-term leaseholds commonly known as ground leases to operate properties that are on land owned by third parties. Although we have a right to use the property on land leased to us pursuant to a ground lease, we do not own the underlying land. Accordingly, we will have no economic interest in the land at the expiration of the ground lease and will not share in any increase in value of the land or the improvements once our ground lease ends. If we are found to be in breach of a ground lease, and that breach cannot be cured, we could lose our interest in the improvements and the right to operate the property. Further, because we do not own the underlying land, the lessor could take certain actions to disrupt our use of the property or our tenant’s operation of the property.

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

We may obtain only limited warranties when we purchase a property and therefore have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.

We have acquired, and may continue to acquire, properties in “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.

Uninsured losses or premiums for insurance coverage may adversely affect our returns.

The nature of the activities at certain properties may expose us and our tenants or operators to potential liability for personal injuries and, in certain instances, property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts or increasingly severe weather could sharply increase the premiums we pay for coverage against property and casualty claims.  These policies may or may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot provide any assurance that we will have adequate coverage for these losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of the particular asset will likely be reduced by the uninsured loss. In addition, we cannot provide any assurance that we will be able to fund any uninsured losses.

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

We may acquire properties in regions that are particularly susceptible to natural disasters, which may make us susceptible to the effects of these natural disasters in those areas from adverse climate developments or other causes.

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

CMBS are also subject to several risks created through the securitization process. Generally, CMBS are issued in classes or tranches. To the extent that we invest in a subordinate class or tranche, we will be paid interest only to the extent that there are funds available after paying the senior class. To the extent the collateral pool includes delinquent loans, subordinate classes will likely not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. Further, the ratings assigned to any particular class of CMBS may prove to be inaccurate. Thus, any particular class of CMBS may be riskier and more volatile than the rating may suggest, all of which may cause the returns on any CMBS investment to be less than anticipated.

Risks Associated with Debt Financing

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

The domestic and international commercial real estate debt markets are subject to volatility, resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies, which could limit the availability of credit and increase costs for what is available.  The recent coronavirus outbreak has also adversely affected credit and capital market conditions resulting in extreme volatility and a tightening of credit standards. This may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could make obtaining funding for our capital needs, such as future acquisition and distributions to our stockholders, more challenging or expensive. On March 16, 2020, the U.S. Federal Reserve’s Federal Open Market Committee lowered the target range for the federal funds rate to 0% to 0.25%, but there is no guarantee that this will lower our cost of capital.  If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted.  In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.  If we are unable to borrow monies on terms and conditions that we find acceptable, the return on our properties may be lower.

Further, economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we may make.

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

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt secured by a property, then the amount of cash flow from operations available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In such a case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For federal income tax purposes, a foreclosure is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure action and we would not receive any cash proceeds. In this event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate properties. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so. If any mortgage contains cross-collateralization or cross-default provisions, more than one property may be affected by a default.

If we are unable to borrow at favorable rates, we may not be able to acquire new properties.

If we are unable to borrow money at favorable rates, we may be unable to acquire additional real estate assets or refinance existing loans at maturity. Further, we have obtained and may continue to enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution to our stockholders.  Further, during periods of rising interest rates, we may be forced to sell one or more of our properties in order to repay existing loans, which may not permit us to maximize the return on the particular properties being sold. At December 31, 2019, we had $117.7 million or 17.2% of our total debt that bore interest at variable rates and not fixed by swap agreements with a weighted average interest rate equal to 3.45%. We had variable rate debt subject to swap agreements fixing the rate of $402.2 million or 58.8% of our total debt at December 31, 2019.

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

We entered into a credit agreement, as amended, for a $350.0 million credit facility (the “Credit Facility”) consisting of a revolving credit facility providing initial revolving credit commitments in an aggregate amount of $200.0 million (the “Revolving Credit Facility”) and a term loan facility providing initial term loan commitments in an aggregate amount of $150.0 million (the “Term Loan”).  The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of ten unencumbered properties with an unencumbered pool value of $200.0 million or above and by a guaranty by certain of our subsidiaries. At December 31, 2019, we had $267.0 million outstanding of the $350 million available under the Credit Facility. Our availability under the Credit Facility was $83.0 million as of December 31, 2019.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a minimum tangible net worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. These covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our Funds from Operations, or “FFO,” excluding acquisition expenses, or “adjusted FFO,” for that period. For the year ended December 31, 2019, distributions did not exceed 95% of our adjusted FFO.

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

We have invested in, and may continue to invest in, mezzanine debt and other subordinated debt. These types of investments carry a higher degree of risk of loss than senior secured debt investments because in the event of default and foreclosure, holders of senior liens will be paid in full before subordinated investors and, depending on the value of the underlying collateral, there may not be sufficient assets to pay all or any part of amounts owed to subordinated investors. Moreover, mezzanine debt and other subordinated debt investments may have higher loan-to-value ratios than conventional senior lien financing, resulting in less equity in the collateral and increasing the risk of loss of principal. If a borrower defaults or declares bankruptcy, we may be subject to agreements restricting or eliminating our rights as a creditor, including rights to call a default, foreclose on collateral, accelerate maturity or control decisions made in bankruptcy proceedings. In addition, senior lenders may limit the amount or timing of interest and principal payments while the senior secured debt is outstanding.

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

Increasing interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions. We may also be adversely affected by uncertainty surrounding LIBOR.

At December 31, 2019, we had $117.7 million of debt or 17.2% of our total debt bearing interest at variable rates indexed to the London Interbank Offered Rate (“LIBOR”) and not fixed by a swap with a weighted average interest rate equal to 3.45% per annum. We had variable rate debt indexed to LIBOR and subject to swap agreements fixing the rate of $402.2 million or 58.8% of our total debt at December 31, 2019. If interest rates on all debt which bears interest at variable rates as of December 31, 2019 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.2 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2019 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

In July 2017, the Financial Conduct Authority, the authority which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. We are monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued, and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges. The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate debt.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding the transition to LIBOR, could adversely affect us.

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

We use derivative financial instruments to hedge against interest rate fluctuations and are exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract, increasing the risk that we may not realize the benefits of these instruments.  There is a risk that counterparties could fail, shut down, file for bankruptcy or be unable to pay out contracts. The failure of a counterparty that holds collateral that we post in connection with an interest rate swap agreement could result in the loss of that collateral.

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

We do not have any employees.  We rely on persons performing services for our Business Manager and Real Estate Manager and their affiliates to manage our day-to-day operations. Some of these persons also provide services to one or more investment programs currently or previously sponsored by IREIC. These individuals face competing demands for their time and service, and are required to allocate their time between our business and assets and the business and assets of IREIC, its affiliates and the other programs formed and organized by IREIC.  Certain of these individuals have fiduciary duties to both us and our stockholders.  If these persons are unable to devote sufficient time or resources to our business due to the competing demands of the other programs, they may violate their fiduciary duties to us and our stockholders, which could harm our business and cause us to be unable to maintain or increase the value of our assets, and our operating cash flows and ability to pay distributions could be adversely affected.

In addition, if another investment program sponsored by IREIC decides to internalize its management functions in the future, it may do so by hiring and retaining certain of the persons currently performing services for our Business Manager and Real Estate Manager, and if it did so, it would not allow these persons to perform services for us.

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

Under our charter, no director or officer will be liable to us or to any stockholder for money damages to the extent that Maryland law permits the limitation of the liability of directors and officers of a corporation.  We may generally indemnify our directors, officers, employees, if any, Business Manager, Real Estate Manager and their respective affiliates for any losses or liabilities suffered by any of them as long as: (1) the directors have determined in good faith that the course of conduct that caused the loss or liability was in our best interest; (2) these persons or entities were acting on our behalf or performing services for us; (3) the loss or liability was not the result of the negligence or misconduct of the directors (gross negligence or willful misconduct with respect to the independent directors), officers, employees, Business Manager, Real Estate Manager or their respective affiliates; and (4) the indemnity or agreement to hold harmless is recoverable only out of our net assets and not from our stockholders.  As a result, we and our stockholders may have more limited rights against our directors, officers and employees, our Business Manager, the Real Estate Manager and their respective affiliates, than might otherwise exist under common law.  In addition, we may be obligated to fund the defense costs incurred by our directors, officers and employees or our Business Manager and the Real Estate Manager and their respective affiliates in some cases.

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

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers of the acquirer or by employees who are directors of the acquirer, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Federal Income Tax Risks

If we fail to remain qualified as a REIT, our operations and distributions to stockholders will be adversely affected.

We elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, we may terminate our REIT qualification, if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the “IRS”) and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we were to fail to remain qualified as a REIT, without the benefit of certain statutory relief provisions, in any taxable year:

•	we would not be allowed to deduct dividends paid to stockholders when computing our taxable income;
•	we would be subject to federal and state income tax on our taxable income as a regular “C corporation” and may be subject to additional state and local taxes;
•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which we failed to qualify, unless entitled to relief under certain statutory provisions;
•	we would have less cash to pay distributions to stockholders; and
•	we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of being disqualified.

In addition, if we were to fail to qualify as a REIT, we would not be required to pay distributions to stockholders, and all distributions to stockholders that we did pay would be subject to tax as regular corporate dividends to the extent of our current and accumulated earnings and profits.  This means that our U.S. stockholders who are taxed as individuals generally would be taxed on our dividends at capital gains rates and that our corporate stockholders would be entitled to the dividends received deduction with respect to such dividends, subject, in each case, to applicable limitations under the Internal Revenue Code.

In certain circumstances, we may be subject to federal, state and local income taxes as a REIT, which would reduce our cash available to pay distributions.

Even as a REIT, we may be subject to federal, state and local income taxes. For example, if we have net income from a “prohibited transaction,” we will incur taxes equal to the full amount of the net income from the prohibited transaction. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on this income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have to file income tax returns to receive a refund of the income tax paid on their behalf. We also may be subject to state and local taxes on our income, property or net worth, either directly or at the level of the other companies through which we indirectly own our assets. Any taxes we pay directly or indirectly will reduce our cash available to pay distributions.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income.

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. Noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would result in a maximum effective federal income tax rate of 29.6% (or 33.4% including the 3.8% surtax on net investment income); however, the 20% deduction will end after December 31, 2025. However, a portion of our distributions may: (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us; (2) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from any taxable REIT subsidiaries or certain other taxable “C corporations” in which we own shares of stock; or (3) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable but has the effect of reducing the tax basis of a stockholder’s investment in our common stock.  Distributions that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our common stock generally will be taxable as capital gain.

To maintain our REIT status, we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

To qualify as a REIT, we must distribute to our stockholders each year at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we make with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds or sell assets to fund these distributions, maintain our REIT status and avoid the payment of income and excise taxes.

Certain of our business activities are potentially subject to the prohibited transaction tax.

Our ability to dispose of property during the first two years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, while we qualify as a REIT and provided we do not meet a safe harbor available under the Internal Revenue Code, we will be subject to a 100% penalty tax on the net income from the sale or other disposition of any property (other than foreclosure property) that we own, directly or indirectly through any subsidiary entity, but generally excluding taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary (but such taxable REIT subsidiary will incur corporate rate income taxes with respect to any income or gain recognized by it), (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or indirectly through any subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with the requirements of the prohibited transaction safe harbor available under the Internal Revenue Code for properties that, among other requirements, have been held for at least two years. Despite our present intention, no assurance can be given that any particular property we own, directly or indirectly through any subsidiary entity, but generally excluding taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge the risks inherent to our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made, or to be made, to acquire or carry real estate assets or in certain cases to hedge previously acquired hedges entered into to manage risks associated with property that has been disposed of or liabilities that have been extinguished, if properly identified under applicable Treasury Regulations, generally will not constitute gross income for purposes of the 75% and 95% income requirements applicable to REITs. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could increase the cost of our hedging activities because taxable REIT subsidiaries would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a taxable REIT subsidiary generally will not provide any tax benefit, except for being carried forward against future taxable income of such taxable REIT subsidiary.

Legislative or regulatory action could adversely affect investors.

Changes to the tax laws may occur, and any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with an independent tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Although REITs generally receive more favorable tax treatment than entities taxed as “C corporations,” it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for federal income tax purposes as a “C corporation.” As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a “C corporation,” without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Currently, the maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 23.8%, including the 3.8% surtax on net investment income. Dividends payable by REITs, however, generally are not eligible for this reduced rate and, as described above, through December 31, 2025, will be subject to an effective rate of 33.4%, including the 3.8% surtax on net investment income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares. Tax rates could be changed in future legislation.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

(Dollar amounts in thousands, except per square foot amounts)

The table below presents a summary of our investment properties as of December 31, 2019 and 2018.

	As of December 31, 2019	As of December 31, 2018
Number of properties	47	59
Purchase price	$1,399,289	$1,414,253
Total square footage	6,758,359	6,870,124
Weighted average physical occupancy	94.0%	94.1%
Weighted average economic occupancy	94.4%	94.7%
Weighted average remaining lease term (years)	5.5	6.0

As of December 31, 2019 and 2018, ABR per square foot averaged $17.54 and $17.30, respectively, for all properties owned. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, including any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. ABR per square foot including ground leases averaged $15.08 and $14.94, as of December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019, we sold 12 properties and recognized a gain of $3,279 included in gain on sale of investment properties on the consolidated statement of operations and comprehensive loss.

The table below presents information for each of our investment properties as of December 31, 2019.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	159,258	98.1%	98.1%	—	—
Park Avenue (a)	Little Rock, AR	79,131	59.7%	82.8%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	100.0%	100.0%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	96.3%	96.3%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	100.0%	100.0%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	88.6%	88.6%	—	—
Dogwood Festival (a)	Flowood, MS	187,610	90.9%	90.9%	—	—
Pick N Save Center (a)	West Bend, WI	94,000	91.9%	91.9%	—	—
Harris Plaza (a)	Layton, UT	125,965	80.4%	80.4%	—	—
Dixie Valley	Louisville, KY	119,981	92.5%	92.5%	6,798	3.57%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	94.6%	94.6%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	91.9%	91.9%	—	—
Harvest Square	Harvest, AL	70,590	92.1%	92.1%	6,487	4.65%
Heritage Square	Conyers, GA	22,510	100.0%	100.0%	4,460	5.10%
The Shoppes at Branson Hills (a)	Branson, MO	256,329	80.2%	80.2%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	84.3%	84.3%	—	—
Shoppes at Lake Park (a)	West Valley City, UT	52,997	96.1%	96.1%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	98.3%	98.3%	13,100	3.24%
Eastside Junction	Athens, AL	79,700	87.7%	87.7%	6,024	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	97.4%	97.4%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	100.0%	100.0%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	96.1%	96.1%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	83.5%	83.5%	4,650	5.30%
Whispering Ridge (a)	Omaha, NE	69,676	95.7%	95.7%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	94.9%	94.9%	—	—
White City	Shrewsbury, MA	257,121	88.8%	90.1%	49,400	3.24%
Treasure Valley (a)	Nampa, ID	133,292	100.0%	100.0%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	91.3%	91.3%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.2%	98.2%	13,700	3.28%
2727 Iowa Street (a)	Lawrence, KS	85,044	100.0%	100.0%	—	—
Settlers Ridge	Pittsburgh, PA	473,821	99.1%	99.1%	76,532	3.70%
Milford Marketplace	Milford, CT	111,720	89.4%	89.4%	18,727	4.02%
Marketplace at El Paseo	Fresno, CA	224,683	98.8%	98.8%	38,000	2.95%
Blossom Valley Plaza (a)	Turlock, CA	111,435	98.9%	98.9%	—	—
The Village at Burlington Creek	Kansas City, MO	158,049	75.5%	76.2%	17,723	4.25%
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	97.2%	97.2%	—	—
Marketplace at Tech Center	Newport News, VA	210,297	93.7%	95.0%	47,550	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,662	95.6%	95.6%	43,680	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	99.1%	99.1%	—	—
Pentucket Shopping Center	Plaistow, NH	198,469	98.0%	98.0%	14,700	3.65%
Coastal North Town Center - Phase II	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
Portfolio total		6,758,359	94.0%	94.4%	$416,914	3.69%

(a)	Property is included in the pool of unencumbered properties under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of December 31, 2019.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	4	$3,374	3.5%	$13.52	249,493	3.7%
Dicks Sporting Goods, Inc	6	3,269	3.4%	11.84	276,038	4.1%
TJ Maxx/HomeGoods/Marshalls	13	3,219	3.3%	9.78	329,253	4.9%
PetSmart	10	2,926	3.0%	15.08	194,077	2.9%
Ross Dress for Less, Inc	10	2,633	2.7%	10.15	259,487	3.8%
Albertsons/Jewel/Shaw’s	2	2,304	2.4%	18.02	127,892	1.9%
Ulta Salon, Cosmetics & Fragrance	10	2,281	2.4%	21.87	104,276	1.6%
LA Fitness (Fitness International)	2	1,890	2.0%	21.09	89,600	1.3%
Kohl's Department Stores	4	1,888	2.0%	5.68	332,461	4.9%
Giant Eagle	1	1,805	1.9%	13.96	129,340	1.9%
Top ten tenants	62	$25,589	26.6%	$12.23	2,091,917	31.0%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at December 31, 2019.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,478,583	23.2%	11.6%
Home Goods	1,002,550	15.7%	9.2%
Grocery	950,042	14.9%	14.1%
Lifestyle, Health Clubs, Books & Phones	801,688	12.6%	15.9%
Restaurant	538,790	8.4%	16.1%
Apparel & Accessories	429,711	6.7%	9.7%
Sporting Goods	333,719	5.2%	4.7%
Pet Supplies	288,642	4.5%	4.7%
Consumer Services, Salons, Cleaners, Banks	253,689	4.0%	7.2%
Health, Doctors & Health Foods	159,091	2.5%	4.7%
Other	143,437	2.3%	2.1%
Total	6,379,942	100.0%	100.0%

The following table sets forth a summary of our property type based on annualized base rent in-place for leases as of December 31, 2019.

Property Type	Percent of Total Annualized Base Rent
Grocery	52%
Grocery Shadow-Anchored	31%
Community Center	10%
Power Center	7%
Total	100%

The following table sets forth a summary, as of December 31, 2019, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	53%	6.5
Junior Box	5,000-9,999	13%	5.4
Small Shop	Less than 5,000	34%	4.0
Total		100%	5.5

Lease Expirations

The following table sets forth a summary, as of December 31, 2019, of lease expirations scheduled to occur during each of the calendar years from 2020 to 2029 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to December 31, 2019. Annualized base rent represents the rent in place for the applicable property at December 31, 2019. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $86,575, or $17.54 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2020 (including month-to-month)	81	293,788	4.6%	$5,279	5.5%	$17.97
2021	88	358,778	5.6%	7,149	7.4%	19.93
2022	98	603,397	9.5%	11,265	11.7%	18.67
2023	112	825,695	13.0%	12,533	13.0%	15.18
2024	111	804,255	12.6%	14,984	15.6%	18.63
2025	98	892,421	14.0%	14,690	15.3%	16.46
2026	42	461,301	7.2%	6,365	6.6%	13.80
2027	22	260,796	4.1%	3,396	3.5%	13.02
2028	30	683,144	10.7%	6,228	6.5%	9.12
2029	14	243,084	3.8%	3,120	3.3%	12.83
Thereafter	30	953,283	14.9%	11,174	11.6%	11.72
Leased Total	726	6,379,942	100.0%	$96,183	100.0%	$15.08

Item 3.	Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our shares of common stock. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Pursuant to a Strategic Plan adopted by our board on February 11, 2019, we plan to consider a liquidity event in approximately two years, market conditions permitting, most likely through a listing on a national securities exchange. However, there is no assurance that we will list our shares. Further, there is no assurance that stockholders will be able to sell their shares at a time or price acceptable to them. We publish an estimated per share value of our common stock to assist broker dealers that sold our common stock in the Offering to comply with the rules published by FINRA.  On March 3, 2020, our board established an Estimated Per Share NAV of our common stock as of December 31, 2019 equal to $18.15 per share. The previously established estimated per share NAV of our common stock as of December 31, 2018 was equal to $20.12 per share.

To assist the Board in establishing the Estimated Per Share NAV as of December 31, 2019, we engaged CBRE Capital Advisors, Inc., a FINRA registered broker dealer firm that specializes in providing real estate financial services (“CBRE Cap”). CBRE Cap provided an analysis of our assets and liabilities (including individual property-level analyses), all of which was used to estimate a range of Estimated Per Share NAVs. The engagement of CBRE Cap was based on a number of factors, including CBRE Cap’s expertise in valuation services and its, and its affiliates, breadth and depth of experience in real estate services. CBRE Cap engaged CBRE Inc.’s Valuation & Advisory Services group, an affiliate of CBRE Cap that conducts appraisals and valuations of real properties (the “MAI Appraisals”), to perform cash flow projections and unlevered, ten-year discounted cash flow analyses from restricted-use appraisals for each of our wholly-owned operating assets as of December 31, 2019 (the “Valuation Date”). Based on the MAI Appraisals, our filings with the SEC and financial materials and other guidance provided by the Business Manager to CBRE Cap, CBRE Cap developed a valuation analysis of our assets and liabilities and provided that analysis to our board in a report presented on March 3, 2020 that contained, among other information, a range of per share net asset values for our common stock as of the Valuation Date (the “Valuation Report”). There have been no changes between December 31, 2019 and the date of the Valuation Report that our Business Manager believes would materially impact the overall Estimated Per Share NAV as of December 31, 2019, and CBRE Cap’s analysis did not cover that period. We are not affiliated with CBRE, CBRE Cap or any of their affiliates. While we and affiliates or related parties of our Business Manager have engaged and may engage CBRE Cap or its affiliates in the future for valuations and commercial real estate-related services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of CBRE Cap.

To estimate our per share value, CBRE Cap utilized the “net asset value” or “NAV” method, also known as the appraised value methodology, which is based on the fair value of real estate, real estate related investments and all other assets, less the fair value of total liabilities.  The fair value estimate of our real estate assets is equal to the sum of their individual real estate values.  Generally, CBRE Cap estimated the value of our real estate assets using several methodologies, including a discounted cash flow, or “DCF,” of projected net operating income, less lease-up discounts and deferred maintenance, as appropriate, for each property, for the ten-year period ending December 31, 2029, and applied a discount rate that it believed was consistent with the inherent level of risk associated with the asset. The other methodologies considered consisted of the “direct cap rate” and “sales comparison” approaches.  CBRE Cap believed use of the DCF approach was more appropriate because of the large percentage of multi-tenant assets owned by us. For all other (non-real estate) assets, such as other current assets, fair value was determined separately based on book value.  The Business Manager determined the fair market value of our debt by comparing current market interest rates to the contract rates on our long-term debt and discounting to present value the difference in future payments.  The fair market value of our debt was reviewed by CBRE Valuation & Advisory Services group for reasonableness and utilized in the Valuation Report.  The estimated value of the incentive fee payable to the Business Manager is equal to 10% of the amount by which the value of our shares, plus distributions paid, exceeds a return of stockholders’ capital plus a 7% cumulative, pre-tax, non-compounded return to the stockholders.  CBRE Cap determined that no incentive fee would be payable under a hypothetical liquidation occurring within the range of values provided in the Valuation Report. CBRE Cap determined NAV in a manner consistent with the definition of fair value under U.S. GAAP set forth in FASB’s Topic ASC 820, Fair Value Measurements and Disclosures.

Net asset value per share was estimated by subtracting the fair value of our total liabilities from the fair value of our total assets and dividing the result by the number of common shares outstanding as of the Valuation Date.  CBRE Cap created a valuation range by first establishing a discount rate and terminal capitalization rate for each real estate asset.  CBRE Cap then applied a discount rate and terminal capitalization rate sensitivity analysis by varying the discount rate and terminal capitalization rate of each real estate asset by 2.5% in either direction, which represents an approximate 5% sensitivity on the discount rates and terminal capitalization rates, resulting in a value range equal to $17.88 to $20.00 per share.  The mid-point in that range was $18.94.  Discount rates and terminal capitalization rates were sourced from the MAI Appraisals and varied by location, asset quality and supply and demand metrics.  The Estimated Per Share NAV determined by our board of $18.15 assumes a weighted average discount rate equal to 7.88% and a weighted average terminal capitalization rate of 7.22%. The estimated value of our real estate assets reflects an overall decrease of 4.9% compared to our original cost of the real estate assets plus any capital expenditures invested in those real estate assets by us through December 31, 2019.

The terminal capitalization rate and discount rate have a significant impact on the estimated value under the net asset value method.  The following chart presents the impact of changes to the Estimated Per Share NAV based on variations in the terminal capitalization rate and discount rate within the range of values determined by CBRE Cap.

	Range of Value and Rate
	Low	Estimated Value	Mid-point	High
Share Price	$17.88	$18.15	$18.94	$20.00
Terminal Capitalization Rate	7.24%	7.22%	7.09%	6.89%
Discount Rate	7.93%	7.88%	7.73%	7.54%

The following table summarizes the individual components presented to our board to estimate per share values as of the dates presented:

	Per Share as of December 31, 2019	Per Share as of December 31, 2018
Real Estate Assets	$38.13	$40.33
Cash and Other Assets, Net of Other Liabilities (1)	(0.72)	(0.13)
Fair Market Value of Debt (2)	(19.26)	(20.08)
Estimated Per Share NAV	$18.15	$20.12

(1)

Includes the following items based on book value: (i) cash and cash equivalents; (ii) accounts and rent receivables; (iii) other assets; (iv) accounts payable and accrued expenses; (v) distributions payable; (vi) due to related parties and (vii) other liabilities.

(2)	Comprised of mortgage loans and credit facility payable, as adjusted for fair market value.

The primary factors that impacted our board’s determination of the Estimated Per Share NAV as compared to our prior NAV determination as of December 31, 2018 were (i) a decrease in the value of the real estate assets due to the sale of twelve assets, higher terminal capitalization rates, and higher discount rates applied to certain assets and a decrease in rents at certain properties, (ii) a decrease in cash and other assets, net of other liabilities, as a result of a decrease in the cash balance, a decrease in the fair value of derivatives due to a decrease in interest rates, an increase in the liability of due to related parties due to timing of payments, slightly offset by a decrease in the share repurchase program liability (iii) a decrease in the fair market value of debt from paying down mortgages payable and reducing the line of credit balance outstanding with cash and proceeds from the sale of assets partially offset by an increase in the fair market value of debt due to a decrease in market interest rates.

Our board reviewed the Valuation Report, met telephonically with representatives from CBRE Cap and considered the material assumptions and valuation methodologies applied and described therein.  Taking into consideration the reasonableness of the valuation methodologies, assumptions, and the conclusions contained in the Valuation Report, on March 3, 2020, our board unanimously determined our total estimated net asset value to be approximately $649.8 million, or $18.15 per share, based on a share count of approximately 35.8 million shares issued and outstanding as of the Valuation Date.  The Valuation Report contained a range for the Estimated Per Share NAV of $17.88 to $20.00.  The mid-point of the range of values provided by CBRE Cap was $18.94. The Estimated Per Share NAV of $18.15 is lower than the mid-point of the range. While our portfolio is stabilized with an economic occupancy of 94.4%, our board observed that retail real estate continues to experience volatility as a result of, among other things, shifting consumer shopping preferences and Internet competition.  Approximately 39% of annualized base rent for leases in-place as of December 31, 2019 is generated from non-grocery big box retailers, a retail sector the Business Manager believes is currently impacted relatively more than certain other retail sectors by shifting consumer preferences and Internet competition and, as a result, experiencing price dislocation. Given these factors, as well as the volatility in the equity markets, our board selected an Estimated Per Share NAV slightly lower than the mid-point of the range of values provided by CBRE Cap.

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

The Estimated Per Share NAV represents a snapshot in time, will likely change over time, and may not represent the amount a stockholder would receive now or in the future for his or her shares of our common stock.  Stockholders should not rely on the Estimated Per Share NAV in making a decision to buy or sell shares of our common stock.  The Estimated Per Share NAV is based on a number of assumptions, estimates and data that are inherently imprecise and susceptible to uncertainty and changes in circumstances, including changes to the value of individual assets, changes in interest rates, changes in the composition of our portfolio and changes and developments in the real estate and capital markets, including, for example, market changes and developments that may result from the spread and effects of the coronavirus.

We have engaged CBRE Cap for the past five years, and currently intend to continue to engage CBRE Cap in the future, to assist our board in determinations of our Estimated Per Share NAV. We currently expect to publish an updated Estimated Per Share NAV on at least an annual basis.

As of March 11, 2020, we had 16,412 stockholders of record.

Distributions

We currently pay distributions on a quarterly basis. However, the actual amount and timing of distributions, if any, is determined by our board of directors in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions.

During the year ended December 31, 2019, we declared quarterly distributions in an amount equal to $0.3018 per share, which represents an annualized rate of 6% based on the estimated per share NAV as of December 31, 2018 of $20.12, payable in arrears the following quarter. During the year ended December 31, 2018, we declared quarterly distributions in an amount equal to $0.335 per share, which represents an annualized rate of 6% based on the estimated per share NAV as of December 31, 2017 of $22.35, payable in arrears the following quarter.

The following table shows the sources for the payment of distributions to common stockholders for the periods indicated (Dollar amounts in thousands):

	Year Ended December 31, 2019		Year Ended December 31, 2018
		% of Distributions		% of Distributions
Distributions:
Distributions paid in cash	$24,603		$20,974
Distributions reinvested through DRP	19,642		19,339
Total distributions	$44,245		$40,313
Source of distribution coverage:
Cash flows provided by operating activities	$44,245	100%	$40,313	100%
Proceeds from DRP	—	0%	—	0%
Total source of distribution coverage	$44,245	100%	$40,313	100%
Cash flows provided by operating activities (U.S. GAAP basis)	$46,763		$45,051
Net loss (in accordance with U.S. GAAP)	$(11,420)		$(23,276)

The following table compares cumulative distributions paid to cumulative net loss (in accordance with U.S. GAAP) for the period from August 24, 2011 (date of inception) through December 31, 2019 (Dollar amounts in thousands):

For the Period from August 24, 2011 (Date of Inception) to December 31, 2019
Distributions paid:
Common stockholders in cash	$123,779
Common stockholders reinvested through DRP	120,584
Total distributions paid	$244,363
Reconciliation of net loss:
Revenues	$606,680
Acquisition and transaction related expenses	(19,669)
Provision for asset impairment	(12,950)
Depreciation and amortization	(280,487)
Other operating expenses	(250,957)
Provision for impairment of investment in and note receivable from unconsolidated entities	(15,405)
Other non-operating expenses	(110,450)
Net loss (in accordance with U.S. GAAP) (1)	$(83,238)
Funds from operations (2)	$222,326
Cash flows provided by operating activities	$207,387

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

Share Repurchase Program

We adopted the SRP effective October 18, 2012, under which we are authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year. Purchases are in our sole discretion. In the case of Exceptional Repurchases, the one year holding period does not apply. The SRP was amended and restated effective January 1, 2018 to change the processing of repurchase requests from a monthly to a quarterly basis to align with the move to quarterly distributions. On February 11, 2019, our board adopted a second amended and restated SRP, which became effective on March 21, 2019. On March 3, 2020, our board adopted the Third A&R SRP, which will become effective on April 10, 2020.

Under the Third A&R SRP, we are authorized to make ordinary repurchases and Exceptional Repurchases at a price equal to 80.0% of the “share price,” which is defined in the Third A&R SRP as an amount equal to the lesser of: (A) $25, as adjusted under certain circumstances, including, among other things, if the applicable shares were purchased from the Company at a discounted price; or (B) the most recently disclosed estimated value per share. Prior to the amendment, we were authorized to make Exceptional Repurchases at a price equal to 100% of the “share price.” Beginning with repurchases in April 2020, the “share price” will be equal to $18.15 per share until we announce a new Estimated Per Share NAV. Accordingly, ordinary repurchases and Exceptional Repurchases will be at $14.52 per share.

The Third A&R SRP provides our board of directors with the discretion to reduce the funding limit for share repurchases. The Third A&R SRP limits the dollar amount for any repurchases made by us each calendar quarter to an amount equal to a percentage determined in the sole discretion of our board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter.  For the quarter ended December 31, 2019, our board determined a funding limit equal to 50% of the net proceeds from the DRP. We continue to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for any stock splits or other combinations.

If either or both of the repurchase limitations prevent us from repurchasing all of the shares offered for repurchase during a calendar quarter, we will repurchase shares, on a pro rata basis within each category below, in accordance with the repurchase limitations in the following order: (a) first, all Exceptional Repurchases and (b) second, all ordinary repurchases. For any quarter ended, unfulfilled repurchase requests will be included in the list of requests for the following quarter unless the request is withdrawn in accordance with the SRP. However, each stockholder who has submitted a repurchase request must submit an acknowledgment annually after we publish a new estimated value per share acknowledging, among other things, that the stockholder wishes to maintain the request. If we do not receive the acknowledgment prior to the repurchase date, we will deem the request to have been withdrawn.

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

The following table summarizes the repurchases of shares under the SRP during the year ended December 31, 2019 (Dollar amounts in thousands except per share amounts):

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 2019	—	—	—	—	—	1,767,163
February 2019	—	—	—	—	—	1,767,163
March 2019	320,108	140,288	$17.12	$2,402	140,288	1,626,875
April 2019	—	—	—	—	—	1,626,875
May 2019	—	—	—	—	—	1,626,875
June 2019	368,423	117,452	$20.12	$2,363	117,452	1,509,423
July 2019	—	—	—	—	—	1,509,423
August 2019	—	—	—	—	—	1,509,423
September 2019	482,609	118,606	$19.47	$2,309	118,606	1,390,817
October 2019	—	—	—	—	—	1,390,817
November 2019	—	—	—	—	—	1,390,817
December 2019	825,086	118,089	$19.54	$2,307	118,089	1,272,728
Total	1,996,226	494,435	$18.97	$9,381	494,435

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

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total assets	$1,254,559	$1,320,069	$1,375,370	$1,357,560	$1,401,368
Mortgages and credit facility payable, net (a)	$681,327	$705,884	$691,465	$606,025	$584,499

	For the year ended December 31
	2019	2018	2017	2016	2015
Total income	$128,908	$128,701	$129,157	$121,498	$76,542
Net loss (b)	$(11,420)	$(23,276)	$(19,102)	$(7,961)	$(13,436)
Net loss per common share, basic and diluted (c)	$(0.32)	$(0.65)	$(0.54)	$(0.23)	$(0.48)
Distributions paid to common stockholders	$44,245	$40,313	$53,315	$52,358	$42,537
Distributions declared to common stockholders	$43,162	$47,700	$53,364	$52,449	$44,908
Distributions declared per common share	$1.21	$1.34	$1.50	$1.50	$1.58
Cash flows provided by operating activities	$46,763	$45,051	$50,871	$36,203	$27,080
Cash flows provided by (used in) investing activities	$4,860	$(18,623)	$(83,282)	$(89,991)	$(740,542)
Cash flows (used in) provided by financing activities	$(62,330)	$(27,032)	$32,398	$(21,151)	$691,434
Weighted average number of common shares outstanding, basic and diluted	35,748,672	35,589,729	35,571,249	34,963,827	27,737,301

(a)	Includes unamortized mortgage premiums and debt issuance costs.
(b)

For the year ended December 31, 2019, we recognized asset impairments related to investment properties of $4,420. For the year ended December 31, 2018, we recognized an asset impairment of $5,540 and an impairment charge of $9,865 related to our joint venture investment. For the year ended December 31, 2017, we recognized an asset impairment related to an investment property of $8,530.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•	Market disruptions may adversely impact many aspects of our operating results and operating condition;
•	We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2019, 2018 and 2017;
•

There is no established public trading market for our shares, our stockholders may not be able to sell their shares under our SRP and, if our stockholders are able to sell their shares under the SRP, or otherwise, they may not be able to recover the amount of their investment in our shares;

•

Because of the SRP’s funding limit, we have not been able to satisfy all properly submitted repurchase requests and have been satisfying requests for ordinary repurchases on a pro rata basis and will continue to be unable to satisfy all repurchase requests;

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

•	The outbreak of the coronavirus is growing, and its impacts are uncertain and hard to measure but may cause a material adverse effect on our business.

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

The following discussion and analysis is based on the consolidated financial statements for the years ended December 31, 2019, 2018 and 2017. Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes thereto.

Overview

We were formed as a Maryland corporation on August 24, 2011 and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with the year ended December 31, 2013.  We have no employees. We are managed by our business manager, IREIT Business Manager & Advisor, Inc.

We are primarily focused on acquiring and owning retail properties and intend to target a portfolio of 100% grocery-anchored properties as described below. We have invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets such as office and medical office buildings, multi-family properties and industrial/distribution and warehouse facilities if management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

At December 31, 2019, we had total assets of $1.3 billion and owned 47 properties located in 23 states containing 6.8 million square feet.  A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. At December 31, 2019, 83% of our annualized base rental income was generated from grocery anchored or grocery shadow-anchored shopping centers. A grocery shadow-anchored shopping center is a shopping center near a grocery store that generates traffic for the shopping center but is not a part of the shopping center. The portfolio properties have a weighted average economic occupancy of 94.4% and staggered lease maturity dates.

We commenced the Offering on October 18, 2012, and concluded it on October 16, 2015.  We sold 33,534,022 shares of common stock in the Offering generating gross proceeds of $834.4 million.  On March 3, 2020, our board of directors determined an Estimated Per Share NAV of our common stock as of December 31, 2019 of $18.15.  The previously estimated per share net asset value as of December 31, 2018 equal to $20.12 was established on March 5, 2019.

On February 11, 2019, our board of directors approved the Strategic Plan to consider a liquidity event in approximately two years, market conditions permitting, most likely through a listing on a public securities exchange. The Strategic Plan centers around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. Consistent with the Strategic Plan, we sold 12 properties during the year ended December 31, 2019 and three additional properties in January 2020 as further described below. Our management team and our board are considering the opportunistic sale of certain other assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers, as well as the redevelopment of select centers within the current portfolio. In connection with the Strategic Plan, the business management agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all future acquisition and disposition fees. In addition, our board of directors approved amendments to the SRP providing for ordinary repurchases at a price equal to 80.0% of the “share price,” as defined in the SRP, and providing our board with the discretion to reduce the funding limit for share repurchases. On March 3, 2020, our board adopted the Third A&R SRP, which will become effective on April 10, 2020. For information related to the Third A&R SRP, reference is made to Note 3 – “Equity” which is included in our December 31, 2019 Notes to Consolidated Financial Statements in Item 8. There can be no assurance that the Strategic Plan will not evolve or change over time or that we will be able to successfully implement the Strategic Plan, including listing our common stock.

Company Highlights - Year Ended December 31, 2019

Sales of Investment Properties

In connection with the Strategic Plan, we sold 12 properties for aggregate net proceeds of $14.9 million and recorded a gain on sale of investment properties of $3.3 million. We also completed the sale of three additional properties in January 2020 that are classified as held for sale on the consolidated balance sheet as of December 31, 2019. In connection with these properties we recorded a $4.4 million provision for asset impairment on the consolidated statement of operations and comprehensive loss.

Distributions and Share Repurchases

We paid gross distributions of $44.2 million, generated proceeds received from the sale of shares pursuant to the DRP of $19.6 million, and repurchased $12.6 million of shares pursuant to the SRP.

Financings

In advance of selling the 12 properties during the year, we paid off two outstanding mortgage loans with a principal balance totaling $7.4 million. We also made net repayments on the Credit Facility of $17.5 million.

Outlook

While strategic plan initiatives are paving our path forward, we believe our 2019 operating results are a testament to the quality of our necessity-based portfolio and our strong management capabilities. We believe the portfolio comprises properties in desirable locations throughout markets with high demand for necessity-based community shopping centers. Our team of real estate experts produced strong leasing volume in 2019 with 128 signed leases totaling nearly 800,000 square feet, maintaining our multi-year track record of occupancy above 94 percent.

The strategic plan centers around owning a primarily grocery-anchored portfolio with lower exposure to big box retailers. Our goal is to proactively reduce our exposure to property design concepts that we believe have less relevance in today’s changing retail marketplace and aim to minimize portfolio risk by repositioning away from big box retail centers. The 15 recent asset sales positively impacted our portfolio composition, reducing big box exposure from 17 percent to 14 percent and increasing the percent of our portfolio anchored or shadow-anchored by a grocer from 82 percent to 86 percent. In addition, all single-tenant assets have been sold, creating a more homogenous, core portfolio of grocery-anchored or shadow-anchored properties.

Retail continues to evolve, and business went well, in general, for retailers that kept consumer preferences in mind. Economic hallmarks of 2019 included low inflation, high employment, wage gains and low interest rates, supporting personal consumption expenditures up by 1.8% in the fourth quarter of 2019 according to the Bureau of Economic Analysis of the U.S. Department of Commerce. Currently, the outbreak of the coronavirus is growing in the U.S. Its impacts are uncertain, hard to measure, and may adversely impact our business in 2020. For additional information, see “Item 1A – Risk Factors – The outbreak of the novel coronavirus (COVID-19) is growing and its impacts are uncertain and hard to measure but may cause a material adverse effect on our business.”

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses	Sources

•      Interest & principal payments on mortgage loans and Credit Facility

•      Property operating expenses

•      General and administrative expenses

•      Distributions to stockholders

•      Fees payable to our Business Manager and Real Estate Manager

•      Repurchases of shares under the SRP

•      Acquisitions of real estate directly or through joint ventures

•      Capital expenditures, tenant improvements and leasing commissions

• Cash receipts from our tenants • Sale of shares through the DRP • Proceeds from new or refinanced mortgage loans • Borrowing on our Credit Facility • Proceeds from sales of real estate

We expect to fund our future short-term operating liquidity requirements through a combination of cash on hand, net cash provided by our property operations, proceeds from shares issued through the DRP and proceeds from our Credit Facility. We may also generate additional liquidity through property dispositions and, to the extent available, secured or unsecured borrowings. At December 31, 2019, our cash and cash equivalents balance was $4.5 million. Our principal demands for funds are for payment of our operating and administrative expenses, including fees payable to our Business Manager and Real Estate Manager, interest and principal payments on mortgage loans and Credit Facility, repurchases of shares under the SRP and cash distributions to our stockholders.

The net proceeds of $14.9 million from the sale of 12 properties during the year ended December 31, 2019 were used to make repayments on the Credit Facility. Three additional properties were sold during January 2020, and the proceeds were also used to make repayments on the Credit Facility as discussed in Note 18 – “Subsequent Events” in the Notes to the Consolidated Financial Statements in Item 8. We intend to draw on the Credit Facility to, among other things, redeploy the net proceeds from these sales to purchase additional assets or redevelop select centers within the current portfolio in the future pursuant to our Strategic Plan. Failure to timely redeploy the net proceeds to acquire investments that generate yield equal to or greater than the assets sold as part of the Strategic Plan may impact our ability to generate sufficient cash flow to cover distributions to our stockholders.

At December 31, 2019, we had $117.0 million outstanding under the Revolving Credit Facility and $150.0 million outstanding under the Term Loan.  At December 31, 2019, the interest rate on the Revolving Credit Facility and the Term Loan was 3.45% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and we have the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions.  The Term Loan matures on August 1, 2023. As of December 31, 2019, we had $83.0 million available for borrowing under the Revolving Credit Facility.

As of December 31, 2019, we had total debt outstanding of $683.9 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.78% per annum.  As of December 31, 2019, the weighted average years to maturity for our debt was 3.5 years. As of December 31, 2019 and December 31, 2018, our borrowings were 49% and 50%, respectively, of the purchase price of our investment properties.

As of December 31, 2019, we had $1.3 billion in investment properties, at cost, some of which are pledged as collateral for our mortgages payable. In addition, at December 31, 2019, 28 properties were included in the pool of unencumbered properties comprising the borrowing base under the Credit Facility. This real estate is only available to serve as collateral or satisfy other debts and obligations if it is first removed from the borrowing base under the Credit Facility, which would reduce the amount available to us on the Credit Facility. For information on the properties included in the pool of unencumbered properties and mortgage balances associated with our investment properties, reference is made to Item 2, “Properties.” For information on balances of investment properties, held and used, reference is made to Schedule III – “Real Estate and Accumulated Depreciation” in Item 8.

For information related to our debt maturities reference is made to Note 8 – “Debt and Derivative Instruments” which is included in our December 31, 2019 Notes to Consolidated Financial Statements in Item 8.

Cash Flow Analysis

	For the year ended December 31,			Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$46,763	$45,051	$50,871	$1,712	$(5,820)
Net cash flows provided by (used in) investing activities	$4,860	$(18,623)	$(83,282)	$23,483	$64,659
Net cash flows (used in) provided by financing activities	$(62,330)	$(27,032)	$32,398	$(35,298)	$(59,430)

Operating activities

Cash provided by operating activities increased $1.7 million during 2019 compared to 2018 and decreased $5.8 million during 2018 compared to 2017. The increase from 2018 to 2019 was due to the timing of real estate tax and business manager fee payments partially offset by an increase in interest payments.  The decrease from 2017 to 2018 was due to the timing of real estate tax payments and a decrease in prepaid rent.

Investing activities

	For the year ended December 31,			Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(Dollar amounts in thousands)
Purchases of investment properties	$—	$—	$(69,953)	$—	$69,953
Proceeds from the sale of investment properties	14,872	—	—	14,872	—
Capital expenditures	(10,012)	(10,087)	(6,209)	75	(3,878)
Investment in unconsolidated joint ventures	—	(2,736)	(6,917)	2,736	4,181
Other assets and other liabilities	—	(5,800)	(203)	5,800	(5,597)
Net cash provided by (used in) investing activities	$4,860	$(18,623)	$(83,282)	$23,483	$64,659

During the year ended December 31, 2019, cash was provided by investing activities compared to a use of cash in 2018, primarily due to proceeds from sale of investment properties in 2019. In addition, we did not fund any additional investments in the Mainstreet JV during 2019, compared to our funding of $2.7 million in equity investment and $5.4 million in related note receivable for which an impairment charge was recognized at the end of 2018. During the year ended December 31, 2018, cash used in investing activities was lower than 2017 primarily due to the fact that no properties were purchased during 2018. This decrease was offset by an increase in capital expenditures for existing properties.  The line item for “Other assets and other liabilities” in 2018 includes the note receivable of $5.4 million from the Mainstreet JV, which was fully funded in 2018.

Financing activities

	For the year ended December 31,			Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(Dollar amounts in thousands)
Total net changes related to debt	$(25,161)	$13,412	$85,043	$(38,573)	$(71,631)
Proceeds from DRP	19,642	19,339	27,069	303	(7,730)
Shares repurchased	(12,566)	(19,612)	(19,984)	7,046	372
Distributions paid	(44,245)	(40,313)	(53,315)	(3,932)	13,002
Early termination of interest rate swap agreements	—	1,192	—	(1,192)	1,192
Other	—	(1,050)	(6,415)	1,050	5,365
Net cash (used in) provided by financing activities	$(62,330)	$(27,032)	$32,398	$(35,298)	$(59,430)

During 2019, proceeds provided by debt decreased $38.6 million from 2018, primarily due to net paydowns on the credit facility and settlement of two mortgages associated with properties sold during 2019 compared to significant net drawings on the credit facility in the prior year, a majority of which was used to pay off a significant balance of mortgages with the residual used to fund other activities during 2018. During 2018, proceeds provided by debt decreased $71.6 million from 2017, primarily due to the funding of investment property purchases during 2017 compared to no purchases during 2018. During the years ended December 31, 2019, 2018 and 2017, we generated proceeds from the sale of shares pursuant to the DRP of $19.6 million, $19.3 million and $27.1 million, respectively.  For the years ended December 31, 2019, 2018 and 2017, share repurchases were $12.6 million, $19.6 million and $20.0 million, respectively. During the years ended December 31, 2019, 2018 and 2017, we paid $44.2 million, $40.3 million and $53.3 million, respectively, in distributions. During 2018, we received cash of $1.2 million related to the early termination of interest rate swap agreements.

Distributions

A summary of the distributions declared, distributions paid and cash flows provided by operations for the years ended December 31, 2019, 2018 and 2017 follows (Dollar amounts in thousands, except per share amounts):

Year Ended December 31, (1)	Distributions Declared	Distributions Declared Per Share		Cash	Reinvested via DRP	Total	Cash Flows From Operations
2019	$43,162	$1.21	(2)	$24,603	$19,642	$44,245	$46,763
2018	$47,700	$1.34	(3)	$20,974	$19,339	$40,313	$45,051
2017	$53,364	$1.50		$26,246	$27,069	$53,315	$50,871

(1)

For the years ended December 31, 2019 and 2018, distributions were funded by cash flow from operations. For the year ended December 31, 2017, distributions of $2,444 were paid from the proceeds of our DRP and the remaining distributions were paid from cash flow of operations.

(2)	This amount represents an annualized rate of 6% based on the previously estimated per share NAV of our common stock as of December 31, 2018 equal to $20.12 which was established on March 5, 2019.
(3)	This amount represents an annualized rate of 6% based on the previously estimated per share NAV of our common stock as of December 31, 2017 equal to $22.35 which was established on March 20, 2018.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2019, 2018 and 2017.

This section describes and compares our results of operations for the years ended December 31, 2019, 2018 and 2017.  We generate primarily all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income. (Dollar amounts in thousands)

Comparison of the Years ended December 31, 2019 and 2018

We consider property net operating income an important financial measure because it reflects only those income and expense items that are incurred at the property level, and when compared across periods, reflects the impact on operations from trends in occupancy rates, rental rates and operating expenses. Although property net operating income is a widely used measure among REITs, there can be no assurance that property net operating income presented by us is comparable to similarly titled metrics used by other REITs.

We calculate property net operating income using net income and excluding adjustments to straight-line income (expense) on operating leases, amortization of intangibles and lease incentives, general and administrative expenses, acquisition related costs, the business management fee, provisions for impairment, depreciation and amortization, interest expense, gains on sale of investment properties, gains on termination of interest rate swap agreements, losses on extinguishment of debt, and interest or other income.

A total of 44 investment properties that were acquired on or before January 1, 2018 and classified as held and used at December 31, 2019 represent our “same store” properties during the years ended December 31, 2019 and 2018.  “Non-same store,” as reflected in the table below, consists of properties sold after January 1, 2018 or classified as held for sale at December 31, 2019. For the years ended December 31, 2019 and 2018, 15 properties constituted non-same store properties.

The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2019 and 2018, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental income	$125,673	$125,712	$(39)	$120,031	$120,173	$(142)	$5,642	$5,539	$103
Other property income	254	284	(30)	254	284	(30)	—	—	—
Total income	$125,927	$125,996	$(69)	$120,285	$120,457	$(172)	$5,642	$5,539	$103

Property operating expenses	$22,279	$22,114	$165	$21,642	$21,544	$98	$637	$570	$67
Real estate tax expense	15,869	15,841	28	14,760	14,758	2	1,109	1,083	26
Total property operating expenses	$38,148	$37,955	$193	$36,402	$36,302	$100	$1,746	$1,653	$93

Property net operating income	$87,779	$88,041	$(262)	$83,883	$84,155	$(272)	$3,896	$3,886	$10

Straight-line income, net	$840	$1,180	$(340)
Amortization of intangibles and lease incentives	1,337	867	470
General and administrative expenses	(5,040)	(4,869)	(171)
Acquisition related costs	—	(29)	29
Business management fee	(9,342)	(9,345)	3
Provision for asset impairment	(4,420)	—	(4,420)
Depreciation and amortization	(57,691)	(57,835)	144
Interest expense	(28,305)	(27,137)	(1,168)
Gain on sale of investment properties	3,279	—	3,279
Gain on early termination of interest rate swap agreements	—	1,151	(1,151)
Loss on extinguishment of debt	—	(411)	411
Interest and other income	143	516	(373)
Provision for impairment of investment in and note receivable from unconsolidated entities	—	(15,405)	15,405
Net loss	$(11,420)	$(23,276)	$11,856

Net loss.  Net loss was $11,420 and $23,276 for the years ended December 31, 2019 and 2018, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the year ended December 31, 2019 with the results of the same investment properties owned during the year ended December 31, 2018, property net operating income decreased $272, total property income decreased $172, and total property operating expenses including real estate tax expense increased $100.

The decrease in “same store” total property income is primarily due to an increase in bad debt partially offset by an increase in base rental income. The increase in “same store” total property operating expenses is primarily due to an increase in current year non-recoverable property expenses.

“Non-same store” total property net operating income remained relatively flat, increasing $10 during 2019 as compared to 2018. The change was minimized due to the dispositions being at the very end of 2019. On a “non-same store” basis, total property income increased $103 and total property operating expenses increased $93 during the year ended December 31, 2019.

Straight-line income, net. Straight-line rent income decreased $340 in 2019 compared to 2018. This decrease is primarily due to rent steps that reduced straight-line income.

Intangible amortization.  Intangible amortization income increased $470 in 2019 compared to 2018. The increase is primarily attributable to intangible assets and liabilities being written off due to tenants that vacated early.

General and administrative expenses.  General and administrative expenses increased $171 in 2019 compared to 2018.  This increase is primarily due to higher legal costs and an increase in state tax estimates.

Acquisition related costs.  Acquisition related expenses decreased $29 in 2019 compared to 2018. The decrease is attributable to the fact that there were no acquisition related costs (recoveries) in 2019.

Business management fee. Business management fees remained relatively flat in 2019 compared to 2018. There have been no acquisitions since 2017 and any disposals during 2019 occurred near the end of the year.

Provision for asset impairment. During the year ended December 31, 2019, we recorded $4,420 of impairment charges for our investment properties that were classified as held for sale at December 31, 2019, because these properties had a carrying value that exceeded the fair value less selling costs. No asset impairment charges were recorded during the year ended December 31, 2018.

Depreciation and amortization.  Depreciation and amortization decreased $144 in 2019 compared to 2018. The decrease is primarily due to fully amortized acquired lease intangible assets partially offset by site improvement write-offs.

Interest expense.  Interest expense increased $1,168 in 2019 compared to 2018. The increase is primarily due to higher average interest rates and an increase in average debt outstanding in 2019 compared to 2018.  Average interest rates increased 0.12% in 2019 compared to 2018 and average debt outstanding increased approximately $3,100 in 2019 compared to 2018.

Gain on sale of investment properties. During the year ended December 31, 2019, we recorded a gain of $3,279 related to the sale of 12 investment properties.

Gain on early termination of interest rate swap agreements. During the year ended December 31, 2018, we recorded a gain of $1,151 related to the early termination of certain interest rate swap agreements that had corresponding early mortgage pay-offs.

Loss on extinguishment of debt. During the year ended December 31, 2018, we realized a loss on extinguishment of debt on the consolidated statement of operations and comprehensive loss of $411 due to the write-off of the unamortized balance of debt issuance costs associated with ten loans that were repaid prior to maturity.

Interest and other income.  Interest and other income decreased $373 in 2019 compared to 2018.  The decrease is primarily due to interest earned on our note receivable which was fully impaired at the end of 2018.

Provision for impairment of investment in and note receivable from unconsolidated entities.  During the year ended December 31, 2018, we recorded an impairment to its investment in and note receivable from Mainstreet JV of $9,865 and $5,540, respectively, as it determined that recovery is improbable. Both amounts represent a full impairment of such investments. As we do not intend to fund any more investments in Mainstreet JV and we do not expect to recover any of our previous investments, we determined that an impairment for both our investment and notes receivable from Mainstreet JV is appropriate.

Comparison of the Years ended December 31, 2018 and 2017

We consider property net operating income an important financial measure because it reflects only those income and expense items that are incurred at the property level, and when compared across periods, reflects the impact on operations from trends in occupancy rates, rental rates and operating expenses. Although property net operating income is a widely used measure among REITs, there can be no assurance that property net operating income presented by us is comparable to similarly titled metrics used by other REITs.

We calculate property net operating income using net income and exclude adjustments to straight-line income (expense) on operating leases, amortization of intangibles and lease incentives, general and administrative expenses, acquisition related costs, the business management fee, provisions for impairment, depreciation and amortization, interest expense, gains on sale of investment properties, gains on termination of interest rate swap agreements, losses on extinguishment of debt, and interest or other income.

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

	Total			Same Store			Non-Same Store
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2018	2017	Change	2018	2017	Change	2018	2017	Change
Rental income	$125,712	$125,086	$626	$119,487	$119,746	$(259)	$6,225	$5,340	$885
Other property income	284	302	(18)	282	300	(18)	2	2	—
Total income	$125,996	$125,388	$608	$119,769	$120,046	$(277)	$6,227	$5,342	$885

Property operating expenses	$22,114	$21,681	$433	$21,213	$20,911	$302	$901	$770	$131
Real estate tax expense	15,841	15,992	(151)	15,260	15,472	(212)	581	521	60
Total property operating expenses	$37,955	$37,673	$282	$36,473	$36,383	$90	$1,482	$1,291	$191

Property net operating income	$88,041	$87,715	$326	$83,296	$83,663	$(367)	$4,745	$4,051	$694

Straight-line income, net	$1,180	$1,678	$(498)
Amortization of intangibles and lease incentives	867	1,403	(536)
General and administrative expenses	(4,869)	(5,200)	331
Acquisition related costs	(29)	(754)	725
Business management fee	(9,345)	(9,196)	(149)
Provision for asset impairment	—	(8,530)	8,530
Depreciation and amortization	(57,835)	(61,804)	3,969
Interest expense	(27,137)	(24,582)	(2,555)
Gain on early termination of interest rate swap agreements	1,151	—	1,151
Loss on extinguishment of debt	(411)	—	(411)
Interest and other income	516	147	369
Provision for impairment of investment in and note receivable from unconsolidated entities	(15,405)	—	(15,405)
Equity in earnings (loss) of unconsolidated entity	—	21	(21)
Net loss	$(23,276)	$(19,102)	$(4,174)

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

Business management fee. Business management fees increased $149 in 2018 compared to 2017. The increase is due to the 2017 acquisitions of real estate which increased assets under management.  There were no acquisitions in 2018.

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

Gain on early termination of interest rate swap agreements. During the year ended December 31, 2018, we recorded a gain of $1,151 related to the early termination of certain interest rate swap agreements that had corresponding early mortgage pay-offs.

Loss on extinguishment of debt. During the year ended December 31, 2018, we realized a loss on extinguishment of debt on the consolidated statement of operations and comprehensive loss of $411 due to the write-off of the unamortized balance of debt issuance costs associated with ten loans that were repaid prior to maturity.

Interest and other income.  Interest and other income increased $369 in 2018 compared to 2017.  The increase is primarily due to interest earned on our note receivable which was funded in 2018 and settlement income.

Provision for impairment of investment in and note receivable from unconsolidated entities.  During the year ended December 31, 2018, we recorded an impairment to its investment in and note receivable from Mainstreet JV of $9,865 and $5,540, respectively, as it determined that recovery is improbable. Both amounts represent a full impairment of such investments.

Leasing Activity

The following table sets forth leasing activity during the year ended December 31, 2019. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Improvements per Square Foot
Comparable Renewal Leases	92	545,587	$15.99	$15.43	3.6%	5.0	$—
Comparable New Leases	4	31,499	$13.50	$11.58	16.6%	8.6	$5.13
Non-Comparable New and Renewal Leases (a)	32	222,901	$13.20	N/A	N/A	5.8	$7.62
Total	128	799,987

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

Our FFO and MFFO for the years ended December 31, 2019, 2018 and 2017 are calculated as follows (Dollar amounts in thousands):

		For the year ended December 31,
		2019	2018	2017
	Net loss	$(11,420)	$(23,276)	$(19,102)
Add:	Depreciation and amortization related to investment properties	57,691	57,835	61,804
	Provision for asset impairment	4,420	—	8,530
	Provision for impairment of investment in and note receivable from unconsolidated entities	—	15,405	—
Less:	Gain on sale of investment properties	(3,279)	—	—
	Funds from operations (FFO)	47,412	49,964	51,232

Add:	Acquisition related costs	—	29	754
	Loss on extinguishment of debt	—	411	—
	Mark-to-market adjustments	—	135	—
Less:	Amortization of acquired market lease intangibles, net	(1,405)	(917)	(1,415)
	Straight-line income, net	(840)	(1,180)	(1,678)
	Gain on early termination of interest rate swap agreements	—	(1,151)	—
	Modified funds from operations (MFFO)	$45,167	$47,291	$48,893

Critical Accounting Policies

Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Our significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2019 Notes to Consolidated Financial Statements in Item 8. We have identified Impairment of Investment Properties and Equity Method Investments as a critical accounting policy.

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

Impairment of Investment Properties

We assess the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. If it is determined that the carrying value is not recoverable because the undiscounted cash flows do not exceed the carrying value, we will be required to record an impairment loss to the extent that the carrying value exceeds fair value. The valuation and possible subsequent impairment of investment properties will be a significant estimate that can change based on our continuous process of analyzing each property and reviewing assumptions about inherently uncertain factors, as well as the economic condition of the property at a particular point in time.

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2019 Notes to Consolidated Financial Statements in Item 8.

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

The table below presents, on a consolidated basis, our obligations and commitments to make future payments under debt obligations (including interest) and ground leases as of December 31, 2019. The ground lease commenced on July 1, 2007 and extends through June 30, 2037, with six 5-year options. Debt obligations under debt which is subject to variable rates reflect interest rates as of December 31, 2019 (Dollar amounts in thousands).

	Payments due by period
	2020	2021	2022	2023	2024	Thereafter	Total
Principal payments on debt	$897	$84,280	$219,184	$241,556	$341	$137,678	$683,936
Interest payments on debt	26,206	24,050	18,728	10,853	5,479	5,412	90,728
Rental payments on ground lease	1,140	1,140	1,202	1,264	1,264	87,112	93,122
Total	$28,243	$109,470	$239,114	$253,673	$7,084	$230,202	$867,786

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

As of December 31, 2019, we had outstanding debt of $683.9 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 2.95% to 5.48% per annum. The weighted average interest rate was 3.78%, which includes the effect of interest rate swaps. As of December 31, 2019, the weighted average years to maturity for our mortgages and credit facility payable was 3.5 years.

As of December 31, 2019, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $164.0 million and a fair value of $168.9 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations.  If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $6.8 million at December 31, 2019. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $7.2 million at December 31, 2019.

At December 31, 2019, we had $117.7 million of debt or 17.2% of our total debt bearing interest at variable rates not fixed by swap agreements with a weighted average interest rate equal to 3.45% per annum. We had variable rate debt subject to swap agreements fixing the rate of $402.2 million or 58.8% of our total debt at December 31, 2019.

If interest rates on all debt which bears interest at variable rates as of December 31, 2019 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.2 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2019 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

In July 2017, the Financial Conduct Authority, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the SOFR as its preferred alternative to LIBOR in derivatives and other financial contracts. The Company is not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. We have material contracts that are indexed to LIBOR and are monitoring this activity and evaluating the related risks.

Derivatives

For information related to derivatives, reference is made to Note 8 – “Debt and Derivative Instruments” which is included in our December 31, 2019 Notes to Consolidated Financial Statements in Item 8.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Income Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inland Real Estate Income Trust, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois

March 18, 2020

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Assets:
Investment properties held and used:
Land	$267,946	$277,229
Building and other improvements	983,923	1,021,607
Total	1,251,869	1,298,836
Less accumulated depreciation	(170,269)	(139,134)
Net investment properties held and used	1,081,600	1,159,702
Investment properties and related assets held for sale	38,752	—
Cash and cash equivalents	4,516	15,239
Restricted cash	1,017	1,001
Accounts and rent receivable	17,231	16,176
Acquired lease intangible assets, net	89,352	115,357
Operating lease right-of-use asset, net	15,478	—
Other assets	6,613	12,594
Total assets	$1,254,559	$1,320,069

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$681,327	$705,884
Accounts payable and accrued expenses	7,951	8,849
Operating lease liability	23,696	—
Distributions payable	10,841	11,924
Acquired intangible liabilities, net	46,820	57,462
Due to related parties	5,023	2,604
Liabilities associated with investment properties held for sale	1,716	—
Other liabilities	16,666	16,268
Total liabilities	794,040	802,991

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 35,799,388 and 35,343,256 shares issued and outstanding as of December 31, 2019 and 2018, respectively	36	35
Additional paid in capital	805,722	795,409
Accumulated distributions and net loss	(338,331)	(283,859)
Accumulated other comprehensive income	(6,908)	5,493
Total stockholders’ equity	460,519	517,078
Total liabilities and stockholders’ equity	$1,254,559	$1,320,069

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands, except per share amounts)

For the years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Income:
Rental income	$128,654	$128,417	$128,855
Other property income	254	284	302
Total income	128,908	128,701	129,157

Expenses:
Property operating expenses	23,083	22,772	22,369
Real estate tax expense	15,869	15,841	15,992
General and administrative expenses	5,040	4,869	5,200
Acquisition related costs	—	29	754
Business management fee	9,342	9,345	9,196
Provision for asset impairment	4,420	—	8,530
Depreciation and amortization	57,691	57,835	61,804
Total expenses	115,445	110,691	123,845

Other Income (Expense):
Interest expense	(28,305)	(27,137)	(24,582)
Gain on sale of investment properties	3,279	—	—
Gain on early termination of interest rate swap agreements	—	1,151	—
Loss on extinguishment of debt	—	(411)	—
Interest and other income	143	516	147
Provision for impairment of investment in and note receivable from unconsolidated entities	—	(15,405)	—
Equity in earnings of unconsolidated entities	—	—	21
Net loss	$(11,420)	$(23,276)	$(19,102)

Net loss per common share, basic and diluted	$(0.32)	$(0.65)	$(0.54)

Weighted average number of common shares outstanding, basic and diluted	35,748,672	35,589,729	35,571,249

Comprehensive loss:
Net loss	$(11,420)	$(23,276)	$(19,102)
Unrealized (loss) gain on derivatives	(11,513)	291	1,043
Reclassification adjustment for amounts included in net loss	(888)	(551)	2,405
Comprehensive loss	$(23,821)	$(23,536)	$(15,654)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollar amounts in thousands)

For the years ended December 31, 2019, 2018 and 2017

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2016	35,262,283	$35	$792,531	$(140,417)	$2,305	$654,454

Distributions declared ($1.50 per share)	—	—	—	(53,364)	—	(53,364)
Proceeds from distribution reinvestment plan	1,197,415	1	27,068	—	—	27,069
Shares repurchased	(961,698)	(1)	(21,065)	—	—	(21,066)
Unrealized gain on derivatives	—	—	—	—	1,043	1,043
Reclassification adjustment for amounts included in net loss	—	—	—	—	2,405	2,405
Equity based compensation	444	—	33	—	—	33
Net loss	—	—	—	(19,102)	—	(19,102)

Balance at December 31, 2017	35,498,444	35	798,567	(212,883)	5,753	591,472

Distributions declared ($1.34 per share)	—	—	—	(47,700)	—	(47,700)
Proceeds from distribution reinvestment plan	864,039	1	19,338	—	—	19,339
Shares repurchased	(1,020,223)	(1)	(22,544)	—	—	(22,545)
Unrealized gain on derivatives	—	—	—	—	291	291
Reclassification adjustment for amounts included in net loss	—	—	—	—	(551)	(551)
Equity based compensation	996	—	48	—	—	48
Net loss	—	—	—	(23,276)	—	(23,276)

Balance at December 31, 2018	35,343,256	35	795,409	(283,859)	5,493	517,078

Distributions declared ($1.2072 per share)	—	—	—	(43,162)	—	(43,162)
Proceeds from distribution reinvestment plan	949,012	1	19,641	—	—	19,642
Shares repurchased	(494,435)	—	(9,381)	—	—	(9,381)
Unrealized gain on derivatives	—	—	—	—	(11,513)	(11,513)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(754)	(754)
Cumulative reversal of recognized hedge ineffectiveness (see Note 2)	—	—	—	134	(134)	—
Cumulative-effect adjustment recognized upon adoption of ASC 842 (see Note 2)				(24)		(24)
Equity based compensation	1,555	—	53	—	—	53
Net loss	—	—	—	(11,420)	—	(11,420)

Balance at December 31, 2019	35,799,388	$36	$805,722	$(338,331)	$(6,908)	$460,519

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

For the years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Cash flows from operating activities:
Net loss	$(11,420)	$(23,276)	$(19,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,691	57,835	61,804
Gain on sale of investment properties	(3,279)	—	—
Provision for asset impairment	4,420	—	8,530
Provision for impairment of investment in and note receivable from unconsolidated entities	—	15,405	—
Amortization of debt issuance costs and mortgage premiums, net	604	596	397
Loss on extinguishment of debt	—	411	—
Amortization of acquired market leases, net	(1,405)	(917)	(1,415)
Amortization of equity based compensation	53	48	33
Amortization of right-of-use asset	485	—	—
Straight-line income, net	(1,644)	(1,180)	(1,678)
Equity in (earnings) loss of unconsolidated entity	—	—	(21)
Distributions from unconsolidated entity	—	—	146
Adjustment of contingent earnout liability	—	(853)	575
Gain on early termination of interest rate swap agreements	—	(1,151)	—
Other non-cash adjustments	36	149	(40)
Changes in assets and liabilities:
Accounts payable and accrued expenses	(196)	(1,848)	3,249
Accounts and rent receivable	(672)	906	(1,020)
Other assets	(1,671)	(1,510)	(297)
Due to related parties	2,408	(33)	(188)
Operating lease liability	319	—	—
Other liabilities	1,034	469	(102)
Net cash flows provided by operating activities	46,763	45,051	50,871

Cash flows from investing activities:
Purchase of investment properties	—	—	(69,953)
Proceeds from sale of investment properties	14,872	—	—
Capital expenditures	(10,012)	(10,087)	(6,209)
Investment in unconsolidated joint ventures	—	(2,736)	(6,917)
Other assets and other liabilities	—	(5,800)	(203)
Net cash flows provided by (used in) investing activities	4,860	(18,623)	(83,282)

Cash flows from financing activities:
Payment of credit facility	(25,001)	(56,278)	(43,000)
Proceeds from credit facility	7,500	257,000	95,800
Proceeds from mortgages payable	—	—	39,179
Payment of mortgages payable	(7,660)	(184,947)	(6,494)
Proceeds from the distribution reinvestment plan	19,642	19,339	27,069
Shares repurchased	(12,566)	(19,612)	(19,984)
Distributions paid	(44,245)	(40,313)	(53,315)
Early termination of interest rate swap agreements	—	1,192	—
Payment of deferred investment property acquisition obligation	—	(1,050)	(6,415)
Payment of debt issuance costs	—	(2,363)	(442)
Net cash flows (used in) provided by financing activities	(62,330)	(27,032)	32,398

Net decrease in cash, cash equivalents and restricted cash	(10,707)	(604)	(13)
Cash, cash equivalents and restricted cash, at beginning of the year	16,240	16,844	16,857
Cash, cash equivalents and restricted cash, at end of the year	$5,533	$16,240	$16,844

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollar amounts in thousands)

For the years ended December 31, 2019, 2018 and 2017

Supplemental disclosure of cash flow information:	2019	2018	2017
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$—	$—	$17,513
Building and improvements	—	—	41,793
Acquired in-place lease intangibles	—	—	6,740
Acquired above market lease intangibles	—	—	8,645
Acquired below market lease intangibles	—	—	(4,589)
Assumed liabilities, net	—	—	(149)
Purchase of investment properties	$—	$—	$69,953

Cash paid for interest, net of amounts capitalized	$27,749	$26,874	$24,206

Supplemental schedule of non-cash investing and financing activities:

Establishment of operating lease right-of-use asset	$15,963	$—	$—

Establishment of operating lease liability	$23,377	$—	$—

Accrued capital expenditures	$727	$527	$712

Accrued SRP	$2,278	$5,463	$2,530

Distributions payable	$10,841	$11,924	$4,537

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

NOTE 1 – ORGANIZATION

Inland Real Estate Income Trust, Inc. (the “Company”) was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. The Company is primarily focused on acquiring retail properties and targets a portfolio of 100% grocery-anchored properties. The Company has invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets if its management believes the expected returns from those investments exceed that of retail properties. The Company also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

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

On February 11, 2019, the Company’s board of directors approved a strategic plan (the “Strategic Plan”) with the goals of providing future liquidity to investors and creating long-term stockholder value. The Strategic Plan centers around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. Consistent with the Strategic Plan, the Company sold 12 properties in 2019 and three additional properties in 2020, as further described in Note 5 – “Dispositions” and Note 18 – “Subsequent Events.” The Company’s management team and board are considering the opportunistic sale of certain other assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers, as well as the redevelopment of select centers within the current portfolio. The Company is considering moving toward a liquidity event in approximately two years, market conditions permitting, most likely through a listing on a public securities exchange.

In connection with the Strategic Plan, the Company’s share repurchase program (as amended, the “SRP”) was amended and restated, effective March 21, 2019, and the Business Management Agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all future acquisition and disposition fees. On March 3, 2020, the Company’s SRP was amended and restated (the “Third A&R SRP”), which will become effective on April 10, 2020, as further described below in Note 3 – “Equity”. The Strategic Plan may evolve or change over time. For example, the Company may decide to focus more on redeveloping existing properties relative to investing in new grocery-anchored centers, depending on such factors, including, but not limited to, market prices for its properties, availability of capital for redevelopment and construction costs. There is no assurance the Company will be able to successfully implement the Strategic Plan, including listing the Company’s common stock.

On March 3, 2020, as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on the same date, the Company announced that the Company’s board of directors unanimously approved: (i) an estimated per share net asset value (the “Estimated Per Share NAV”) as of December 31, 2019; (ii) the same per share purchase price for shares issued under the Company’s distribution reinvestment plan (as amended, the “DRP”) beginning with the first quarter distribution payment to stockholders in April 2020 until the Company announces a new Estimated Per Share NAV, and (iii) that, in accordance with the SRP, beginning with repurchases in April 2020 and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases and “exceptional repurchases” will be repurchased at 80% of the Estimated Per Share NAV.

At December 31, 2019, the Company owned 47 retail properties, totaling 6,758,359 square feet.  The properties are located in 23 states.  At December 31, 2019, the portfolio had a weighted average physical occupancy of 94.0% and economic occupancy of 94.4%.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

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

Assets and liabilities acquired typically include land, building and site improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases. The portion of the purchase price allocated to above market lease values is included in acquired lease intangible assets, net and is amortized on a straight-line basis over the term of the related lease as a reduction to rental income. The portion allocated to below market lease values is included in acquired intangible liabilities, net and is amortized as an increase to rental income over the term of the lease including any renewal periods with fixed rate renewals.  The portion of the purchase price allocated to acquired in-place lease value is included in acquired lease intangible assets, net and is amortized on a straight-line basis over the acquired leases’ weighted average remaining term.

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

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase price unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The Company’s policy is to record earnout components when estimable and probable. At December 31, 2019, there is no earnout liability outstanding.

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

During the year ended December 31, 2019, the Company recorded an impairment charge of $4,420 which is included in provision for asset impairment on the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2018, the Company recorded an impairment charge of $9,865 related to its investment in Mainstreet Texas Development Fund, LLC, a joint venture formed to develop three transitional care/rapid recovery centers (“Mainstreet JV”). The Company determined that, as of December 31, 2018, collection of its note receivable from Mainstreet JV is improbable and therefore, recorded an impairment charge of $5,540 to reduce the note receivable balance to zero. Both impairment charges related to Mainstreet JV are included in provision for impairment of investment in and note receivable from unconsolidated entities on the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2017, the Company recorded an impairment charge of $8,530 which is included in provision for asset impairment on the consolidated statement of operations and comprehensive loss.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

REIT Status

The Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ended December 31, 2013. Commencing with such taxable year, the Company was organized and began operating in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code and believes it has so qualified. As a result, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments and excluding any net capital gain) to its stockholders. The Company will monitor the business and transactions that may potentially impact its REIT status. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain statutory relief provisions, the Company will be subject to tax as a “C corporation.” Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes. Any taxable REIT subsidiaries generally will be subject to federal income tax applicable to “C corporations.”

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	December 31,
	2019	2018
Cash and cash equivalents	$4,516	$15,239
Restricted cash	1,017	1,001
Total cash, cash equivalents, and restricted cash	$5,533	$16,240

Accounts and Rents Receivable

The Company takes into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding and payment history of the tenant. The Company includes both billed and accrued charges in its evaluation of the collectability of a tenant’s receivable balance. For tenant receivables that the Company determines to be uncollectible, the Company records an offset for uncollectable tenant revenues directly to rental income.

Capitalization and Depreciation

Real estate properties held and used are recorded at cost less accumulated depreciation. Real estate properties held for sale are recorded at the lesser of their carrying value or fair value less selling costs. Improvement and betterment costs are capitalized, and ordinary repairs and maintenance are expensed as incurred.

Real estate properties are classified as held for sale when the Company concludes that a sale is likely. Criteria that may be considered in this determination include obtaining a signed purchase and sale agreement, the completion and waiving of due diligence by the seller, and the receipt of non-refundable earnest money from the seller.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

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

Depreciation expense was $39,304, $38,040 and $39,497 for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization of leasing fees were $546, $360, and $168 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

Revenue Recognition

The Company commences revenue recognition for its operating leases on the commencement date of the lease, which the Company considers is the date on which it makes the leased space available to the lessee.

The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset. If the Company is the owner, for accounting purposes, of the tenant improvements, then the tenant improvements are capitalized and depreciated over the life of the lease. If the Company concludes it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded by the Company under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes.

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rent receivable on the consolidated balance sheets. Due to the impact of the straight-line basis, rental income generally will be greater than the cash collected in the early years and will decrease in the later years of a lease.

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenses are incurred. The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. The Company does not expect the actual results to materially differ from the estimated reimbursement. The Company made the election for these reimbursements, which are non-lease components, to be combined with rental income.

The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and amounts due are considered collectible. Such termination fees are recognized on a straight-line basis over the remaining lease term in rental income.

As a lessor, the Company defers the recognition of contingent rental income, such as percentage rent, until the specified target that triggered the contingent rental income is achieved.

Equity-Based Compensation

The Company has restricted shares and units outstanding at December 31, 2019 and 2018. The Company recognizes expense related to the fair value of equity-based compensation awards as general and administrative expense on the consolidated statements of operations and comprehensive loss. The Company primarily recognizes expense based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period and adjusts expense for forfeitures as they occur. See Note 9 - "Equity-Based Compensation" for further information.

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

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

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

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015.  The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering.  On March 3, 2020, the Company’s board of directors determined an estimated per share NAV of the Company’s common stock as of December 31, 2019. The previously estimated per share NAV of the Company’s common stock as of December 31, 2018 was established on March 5, 2019.

The Company provides the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

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

Distributions reinvested through the DRP were $19,642, $19,339 and $27,069 for the years ended December 31, 2019, 2018 and 2017, respectively.

Share Repurchase Program

The Company adopted a share repurchase program (as amended, “SRP”) effective October 18, 2012, under which the Company is authorized to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who have held their shares for at least one year. Purchases are in the Company’s sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), as defined in the SRP, the one year holding period does not apply. The SRP was amended and restated effective January 1, 2018 to change the processing of repurchase requests from a monthly to a quarterly basis to align with the move to quarterly distributions. On February 11, 2019, the Company’s board of directors adopted a second amended and restated SRP, effective March 21, 2019. On March 3, 2020 the Company’s board of directors adopted the Third A&R SRP. Under the Third A&R SRP, the Company is authorized to make ordinary repurchases and Exceptional Repurchases at a price equal to 80.0% of the “share price,” which is defined in the Third A&R SRP as an amount equal to the lesser of: (A) $25, as adjusted under certain circumstances, including, among other things, if the applicable shares were purchased from the Company at a discounted price; or (B) the most recently disclosed estimated value per share. Prior to the amendment, the Company was authorized to make Exceptional Repurchases at a price equal to 100% of the “share price.”

The Third A&R SRP provides the Company’s board of directors with the discretion to reduce the funding limit for share repurchases.    The Third A&R SRP limits the dollar amount for any repurchases made by the Company each calendar quarter to an amount equal to a percentage determined in the sole discretion of the board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter.  The Company continues to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for any stock splits or other combinations.

If either or both of the repurchase limitations prevent the Company from repurchasing all of the shares offered for repurchase during a calendar quarter, the Company will repurchase shares, on a pro rata basis within each category below, in accordance with the repurchase limitations in the following order: (a) first, all Exceptional Repurchases and (b) second, all ordinary repurchases. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. For any quarter ended, unfulfilled repurchase requests will be included in the list of requests for the following quarter unless the request is withdrawn in accordance with the SRP. However, each stockholder who has submitted a repurchase request must submit an acknowledgment annually after we publish a new estimated value per share acknowledging, among other things, that the stockholder wishes to maintain the request. If we do not receive the acknowledgment prior to the repurchase date, we will deem the request to have been withdrawn.

Repurchases through the SRP were $9,381, $22,545 and $21,066 for the years ended December 31, 2019, 2018 and 2017, respectively.  At December 31, 2019 and 2018, the liability related to the SRP was $2,278 and $5,463, respectively, recorded in other liabilities on the Company’s consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

NOTE 4 – ACQUISITIONS

2019 Acquisitions

During the year ended December 31, 2019, the Company did not acquire any additional properties.

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

The above acquisitions were accounted for as asset acquisitions. For the year ended December 31, 2017, the Company incurred $2,213 of total acquisition costs and fees, $1,459 of which are capitalized as the acquisition of net investment properties on the consolidated balance sheet. An adjustment to the deferred investment property acquisition obligation of $574 and $180 of acquisition and dead deal costs are included in acquisition related costs on the consolidated statement of operations and comprehensive loss. For properties acquired during the year ended December 31, 2017, the Company recorded total income of $5,202 and property net income of $325, which excludes expensed acquisition related costs.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

NOTE 5 – DISPOSITIONS

In connection with the Strategic Plan, the Company completed the sale of 12 properties during 2019, generating cash proceeds of $14,872. The Company recognized a gain of $3,279, reflected in gain on sale of investment properties on the consolidated statement of operations and comprehensive loss.

The Company also has three additional properties that met the criteria to be classified as held for sale on the consolidated balance sheet at December 31, 2019. The criteria was met for these properties because, amongst other criteria, the Company had collected non-refundable earnest money from the seller. For these properties, an impairment charge of $4,420, reflected in provision for asset impairment on the consolidated statement of operations and comprehensive loss during the year ended December 31, 2019. The Company completed the sale of the three properties in January 2020 as discussed in Note 18 – “Subsequent Events”.

The following table reflects the major components of the assets and liabilities associated with investment properties held for sale as of December 31, 2019:

December 31, 2019
Investment properties and related assets held for sale:
Land	$6,275
Building and other improvements	27,758
Accounts and rent receivable	1,167
Acquired lease intangible assets, net	3,337
Deferred costs, net	186
Other assets	29
Investment properties and related assets held for sale	$38,752
Liabilities associated with investment properties held for sale:
Accounts payable and accrued expenses	$691
Due to related parties	6
Acquired intangible liabilities, net	743
Other liabilities	276
Liabilities associated with investment properties held for sale	$1,716

NOTE 6 – INVESTMENT IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED ENTITIES

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

December 31, 2019

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

NOTE 7 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Intangible assets:
Acquired in-place lease value	$160,214	$165,182
Acquired above market lease value	45,783	45,824
Accumulated amortization	(113,308)	(95,649)
Less: Assets related to investment properties held for sale	(3,337)	—
Acquired lease intangibles, net	$89,352	$115,357
Intangible liabilities:
Acquired below market lease value	$71,153	$71,551
Above market ground lease	—	5,169
Accumulated amortization	(23,590)	(19,258)
Less: Liabilities related to investment properties held for sale	(743)	—
Acquired below market lease intangibles, net	$46,820	$57,462

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

Amortization pertaining to acquired in-place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

Amortization recorded as amortization expense:	2019	2018	2017
Acquired in-place lease value	$17,841	$19,410	$22,104
Amortization recorded as a reduction to property operating expense:
Above market ground lease	$—	$94	$94
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(3,502)	$(3,891)	$(4,379)
Acquired below market leases	4,907	4,714	5,700
Net rental income increase	$1,405	$823	$1,321

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2019 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2020	$12,953	$3,020	$(3,896)
2021	10,539	2,953	(3,715)
2022	7,900	2,664	(3,482)
2023	6,673	2,477	(3,224)
2024	5,667	2,308	(3,047)
Thereafter	18,703	13,495	(29,456)
Total	$62,435	$26,917	$(46,820)

NOTE 8 – DEBT AND DERIVATIVE INSTRUMENTS

As of December 31, 2019 and 2018, the Company had the following mortgages and credit facility payable:

	December 31, 2019		December 31, 2018
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$163,986	4.25%	$171,646	4.25%
Variable rate mortgages payable with swap agreements	252,244	3.33%	252,244	3.33%
Variable rate mortgages payable	684	3.29%	684	3.95%
Mortgages payable	$416,914	3.69%	$424,574	3.71%
Credit facility payable	267,022	3.92%	284,523	4.22%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$683,936	3.78%	$709,097	3.91%
Add: Unamortized mortgage premiums	1,051		1,683
Less: Unamortized debt issuance costs	(3,660)		(4,896)
Total debt	$681,327		$705,884

The Company’s indebtedness bore interest at a weighted average interest rate of 3.78% per annum at December 31, 2019, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $683,936 and $709,097 as of December 31, 2019 and 2018, respectively, and its estimated fair value was $689,790 and $709,737 as of December 31, 2019 and 2018, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

As of December 31, 2019, scheduled principal payments and maturities on the Company’s debt were as follows:

	December 31, 2019
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2020	$897	$—	$—	$897
2021	1,540	82,740	—	84,280
2022	625	101,537	117,022	219,184
2023	326	91,230	150,000	241,556
2024	341	—	—	341
Thereafter	295	137,383	—	137,678
Total	$4,024	$412,890	$267,022	$683,936

Credit Facility Payable

The Company’s credit facility (the “Credit Facility”) consisting of a $200,000 revolving credit facility (the “Revolving Credit Facility”) and a $150,000 term loan (the “Term Loan”) has an accordion feature that allows for an increase in available borrowings up to $700,000, subject to certain conditions.

At December 31, 2019, the Company had $117,022 outstanding under the Revolving Credit Facility and $150,000 outstanding under the Term Loan.  At December 31, 2019 the interest rate on the Revolving Credit Facility and the Term Loan was 3.45% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions.  The Term Loan matures on August 1, 2023. As of December 31, 2019 the Company had $82,978 available for borrowing under the Revolving Credit Facility.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base.  Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility. At December 31, 2019, there were 28 properties included in the pool of unencumbered properties. During the year ended December 31, 2019, the Company paid-off two mortgage loans with a principal balance of $7,447.

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

Loss on extinguishment of debt

During the year ended December 31, 2018, the Company realized a loss on extinguishment of debt on the consolidated statement of operations and comprehensive loss of $411 due to the write-off of the unamortized balance of debt issuance costs associated with ten loans that were repaid prior to maturity.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2019, the Company was current on all of the payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of December 31, 2019, the weighted average years to maturity for the Company’s mortgages payable was 3.7 years.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap. See Note 16 - "Fair Value Measurements" for further information.

The following table summarizes the Company’s interest rate swap contracts outstanding as of December 31, 2019.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at December 31, 2019
Assets
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	$38,000	$82
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	198
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	435
				$129,230	$715

Liabilities
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	$6,114	$(62)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	(214)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(128)
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	(90)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(952)
June 5, 2017	May 31, 2017	May 15, 2022	1.90%	14,700	(122)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	60,000	(2,420)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(1,009)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(1,012)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	40,000	(1,613)

				$273,014	$(7,622)

(a)	Receive floating rate index based upon one month LIBOR. At December 31, 2019, the one month LIBOR equaled 1.76%.

On January 1, 2019, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities which eliminated the requirement to separately measure and report hedge ineffectiveness. For derivative instruments that are designated and qualify as a cash flow hedge, the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness should be recorded in other comprehensive income (OCI). When the amounts recorded in OCI are reclassified to earnings, they should be presented in the same income statement line item as the effect of the hedged item. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	2019	2018	2017
Effective portion of derivatives	$(11,513)	$291	$1,043
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(888)	$(551)	$2,405
Ineffective portion of derivatives	$—	$(176)	$7

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

The total amount of interest expense presented on the consolidated statements of comprehensive loss was $28,305, $27,137 and $24,582 for the years ended December 31, 2019, 2018 and 2017, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive loss is reported in interest expense on the consolidated statements of comprehensive loss.   The amount that is expected to be reclassified from accumulated other comprehensive loss into income in the next 12 months is $1,743.

NOTE 9 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. On June 4, 2019, we issued 2,237 restricted shares and 746 restricted share units to our independent directors pursuant to the automatic grant provisions of the RSP, which become vested in equal installments of 33-1/3% on each of the first three anniversaries of June 4, 2019, subject to certain exceptions. In accordance with the RSP, restricted shares and restricted share units were issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares and restricted share units are included in common stock outstanding on the date of the vesting. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $53, $48 and $33 in the aggregate, for the year ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company had $55 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.5 years. The total fair value at the vesting date for restricted shares and restricted share units that vested during the years ended December 31, 2019, 2018 and 2017 was $43, $30 and $14, respectively.

A summary of the Company’s restricted share and restricted share unit activity during the years ended December 31, 2019, 2018 and 2017 is as follows:

	Restricted Shares	Restricted Share Units
Outstanding at December 31, 2016	1,330	460
Granted (at grant date fair value of $22.63 per share)	1,657	600
Vested	(444)	(156)
Outstanding at December 31, 2017	2,543	904
Granted (at grant date fair value of $22.35 per share)	1,677	650
Vested	(996)	(353)
Outstanding at December 31, 2018	3,224	1,201
Granted (at grant date fair value of $20.12 per share)	2,237	849
Vested	(1,555)	(570)
Outstanding at December 31, 2019	3,906	1,480

NOTE 10 – INCOME TAX AND DISTRIBUTIONS

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, for federal income tax purposes. In order to maintain the Company’s status as a REIT, the Company must annually distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to its stockholders. For the years ended December 31, 2019, 2018 and 2017, the Company’s REIT taxable income was $988 (unaudited), $9,073 (unaudited) and $10,045 (unaudited), respectively.

The Company had no uncertain tax positions as of December 31, 2019 or 2018. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2019. The Company had no interest or penalties relating to income taxes recognized on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2019, 2018 or 2017. As of December 31, 2019, returns for the calendar years 2016, 2017, 2018 and 2019 remain subject to examination by U.S. and various state and local tax jurisdictions.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

As a result of the $15,405 impairment for the Mainstreet JV recorded on the Company’s consolidated statement of operations and comprehensive loss during the year ended December 31, 2018, the Company will likely recognize either a capital or net operating loss or a combination thereof, for income tax purposes, from this venture in the future. The Company’s investment in Mainstreet JV is held through a taxable REIT subsidiary. Based on an effective tax rate of 28.51%, which is calculated by combining a 21% Federal tax rate and an IL tax rate of 7.51% (9.5% state rate net of the Federal benefit), the deferred tax benefit related to the impairment is approximately $4,400. Since the taxable REIT subsidiary does not currently conduct any activities outside the investment in Mainstreet JV, management does not believe it is more likely than not that the taxable REIT subsidiary will be able to utilize these losses in future tax periods. As a result, management recorded a full valuation allowance of $4,400 to account for this uncertainty during the year ended December 31, 2018. No income tax expense or benefit was recorded during the years ended December 31, 2019, 2018 or 2017.

Distributions

In 2019, the Company paid quarterly distributions in an amount equal to $0.3018 per share, which represented an annualized rate of 6% based on the previously estimated per share NAV as of December 31, 2018, payable in arrears the following quarter. In 2018, the Company paid quarterly distributions in an amount equal to $0.335 per share, which represented an annualized rate of 6% based on the previously estimated per share NAV as of December 31, 2017, payable in arrears the following quarter. The Company paid distributions based on daily record dates, payable in arrears the following month, equal to a daily amount of $0.00410959 per share, based upon a 365-day period for 2017. The table below presents the distributions paid and declared for the years ended December 31, 2019, 2018 and 2017.

The table below presents the distributions paid and declared for the years ended December 31, 2019, 2018 and 2017.

	December 31,
	2019	2018	2017
Distributions paid	$44,245	$40,313	$53,315
Distributions declared	$43,162	$47,700	$53,364

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

The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2019, 2018 and 2017:

	2019	2018	2017
Ordinary income	$—	$0.26	$0.29
Capital gain	$0.03	$0.04	$—
Nontaxable return of capital	$1.21	$1.04	$1.21

NOTE 11 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss for the years ended December 31, 2019, 2018 and 2017, 2,902 shares, 2,625 shares and 1,507 shares, respectively, were excluded from the computations of diluted EPS, because they would have been antidilutive.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation (“Earnout liability”). At December 31, 2019 and 2018, there is no earnout liability outstanding.

The table below presents the change in the Company’s Earnout liability for the year ended December 31, 2018:

December 31, 2018
Earnout liability-beginning of period	$1,050
Increases:
Additional earnout liability	816
Amortization expense	24
Decreases:
Earnout payments	(1,865)
Other:
Adjustments to acquisition related costs	(25)
Earnout liability – end of period	$—

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

NOTE 13 – SEGMENT REPORTING

The Company has one reportable segment, retail real estate, as defined by U.S. GAAP for the years ended December 31, 2019, 2018 and 2017.

NOTE 14 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the years ended December 31, 2019, 2018 and 2017.  Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Year ended December 31,			Unpaid amounts as of
		2019	2018	2017	December 31, 2019	December 31, 2018
General and administrative reimbursements	(a)	$1,324	$1,526	$1,608	$188	$216

Acquisition related costs		$—	$8	$274	$—	$—
Acquisition fees		—	28	1,266	—	—
Total acquisition costs and fees	(b)	$—	$36	$1,540	$—	$—

Real estate management fees		$4,841	$4,907	$4,800	$—	$—
Property operating expenses		1,136	1,135	1,114	—	—
Construction management fees		186	220	113	23	6
Leasing fees		296	251	214	143	37
Total real estate management related costs	(c)	$6,459	$6,513	$6,241	$166	$43

Business management fees	(d)	$9,342	$9,345	$9,196	$4,675	$2,345

(a)

The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses incurred by the Business Manager and its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses on the consolidated statements of operations and comprehensive loss. Unpaid amounts are included in due to related parties on the consolidated balance sheets.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

(b)

Prior to February 11, 2019, the Company was required to pay the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired.  The business management agreement was amended and restated to, among other things, remove the obligation to pay acquisition fees and disposition fees payable to the Business Manager by the Company with respect to transactions occurring on or after February 11, 2019. The Business Manager and its related parties continue to be reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets.  There were no related party acquisition costs or fees incurred during the year ended December 31, 2019. Of the $36 related party acquisition costs and fees incurred during the year ended December 31, 2018, $12 are capitalized as the acquisition of net investment properties on the consolidated balance sheet. Of the $1,540 related party acquisition costs incurred during the year ended December 31, 2017, $1,260 are capitalized as the acquisition of net investment properties on the consolidated balance sheet, $134 are capitalized as investment in unconsolidated entities on the consolidated balance sheet, and $146 of such costs are included in acquisition related costs on the consolidated statement of operations and comprehensive loss. Unpaid amounts are included in due to related parties on the consolidated balance sheets.

(c)

For each property that is managed by Inland Commercial Real Estate Services LLC (the “Real Estate Manager”) (and its predecessor), the Company pays a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. The Real Estate Manager determines, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by the Real Estate Manager or its affiliates, the Company pays the Real Estate Manager a separate leasing fee. Further, in the event that the Company engages its Real Estate Manager to provide construction management services for a property, the Company pays a separate construction management fee.  Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements on the consolidated balance sheets. The Company also reimburses the Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of the Real Estate Manager or the Company.  Real estate management fees and reimbursable expenses are included in property operating expenses on the consolidated statements of operations and comprehensive loss. As of December 31, 2019, unpaid construction management fees of $6 are included in liabilities associated with investment properties held for sale on the consolidated balance sheet. The remaining unpaid amounts are included in due to related parties on the consolidated balance sheet.

(d)

The Company pays the Business Manager an annual business management fee equal to 0.65% of its “average invested assets”. The fee is payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. Unpaid amounts are included in due to related parties on the consolidated balance sheets.

NOTE 15 –LEASES

The Company is lessor on over 700 retail operating leases. The remaining lease terms for the Company’s leases range from less than one year to 17 years. The Company considers the date on which it makes a leased space available to a lessee as the commencement date of the lease. At commencement, the Company determines the lease classification utilizing the classification tests under ASC 842. Options to extend a lease are included in the lease term when it is reasonably certain that the tenant will exercise its option to extend. Termination penalties are included in income when there is a termination agreement, all the conditions of the agreement have been met and amounts due are considered collectible. Such termination fees are recognized on a straight-line basis over the remaining lease term in rental income. If an operating lease is modified and the modification is not accounted for as a separate contract, the Company accounts for the modification as if it were a termination of the existing lease and the creation of a new lease.  The Company considers any prepaid or accrued rentals relating to the original lease as part of the lease payments for the modified lease. The Company includes options to modify the original lease term when it is reasonably certain that the tenant will exercise its option to extend.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

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

Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included on the consolidated statements of operations and comprehensive loss. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses. As of January 1, 2019, the date on which the Company adopted the new leasing standard, reimbursements for common area maintenance are considered non-lease components that are permitted to be combined with rental income. The combined lease component and reimbursements for insurance and taxes are reported as rental income on the consolidated statements of operations and comprehensive loss.

Rental income related to the Company's operating leases is comprised of the following for the year ended December 31, 2019:

Rental income - fixed payments	$101,689
Rental income - variable payments (a)	25,560
Amortization of acquired market leases, net	1,405
Rental income	$128,654

(a)	Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The future base rent payments to be received under operating leases including ground leases as of December 31, 2019 for the years indicated, assuming no expiring leases are renewed, are as follows:

Lease Payments
2020	$87,909
2021	83,722
2022	73,953
2023	62,374
2024	49,684
Thereafter	148,313
Total	$505,955

Lease Expense

The Company is the lessee under one ground lease.  The ground lease, which commenced on July 1, 2007, was assumed as part of a property purchased in October 2015 and extends through June 30, 2037 with six 5-year renewal options which the Company assumes will be exercised. When the Company acquired the lease, the Company considered the lease terms and lease classification. As reassessment is not required under practical expedients accorded in ASC 842, the Company will continue to account for the ground lease as an operating lease with an established lease term and payment schedule. At January 1, 2019, the Company recorded a lease liability of $23,377 and a ROU asset of $15,963 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 6.225% which the Company considers reasonable and within the range of the Company’s incremental borrowing rate. For the years ended December 31, 2019, 2018 and 2017, total rent expense was $1,944, $1,891 and $1,891, respectively, recorded in property operating expenses on the consolidated statements of operations and comprehensive loss.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

Lease payments for the ground lease as of December 31, 2019 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2020	$1,140
2021	1,140
2022	1,202
2023	1,264
2024	1,264
Thereafter	87,112
Total	$93,122

NOTE 16 – FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of December 31, 2019 and 2018, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2019
Interest rate swap agreements - Other assets	$—	$715	$—	$715
Interest rate swap agreements - Other liabilities	$—	$7,622	$—	$7,622
December 31, 2018
Interest rate swap agreements - Other assets	$—	$7,286	$—	$7,286
Interest rate swap agreements - Other liabilities	$—	$1,926	$—	$1,926

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

Non-recurring Fair Value Measurements

As of December 31, 2019, the Company reviewed the carrying value of three investment properties that met held for sale criteria. The criteria was met for these properties because, amongst other criteria, the Company had collected non-refundable earnest money from the seller. Properties classified as held for sale must be recorded at the lesser of their carrying value or the fair value as of the balance sheet date less selling costs in accordance with GAAP. The fair value of these investment properties, classified as Level 2 of the fair value hierarchy, was estimated based on the signed purchase and sale agreements with the seller. All of these properties had a carrying value that exceeded the fair value less selling costs, and therefore, for the year ended December 31, 2019 an impairment loss totaling $4,420 was recorded in provision for asset impairment on the consolidated statement of operations and comprehensive loss. The Company completed the sale of these properties in January 2020.

During the year ended December 31, 2018, the Company incurred no impairment charges for investment properties or any other non-recurring fair value measurements. For discussion of full impairment reserve recorded for the Company’s investment in the Mainstreet JV and the related notes receivable, please refer to Note 6 – “Investment In and Notes Receivable from Unconsolidated Entities”.

As of December 31, 2017, the Company identified indicators of impairment at one of its investment properties. Such indicators included a low occupancy rate, difficulty in leasing space, declining market rents and the related cost of re-leasing.  The fair value of this investment property, classified as Level 3 in the fair value hierarchy, was estimated using the 10-year discounted cash flow model, which included estimated inflows and outflows over a specific holding period and estimated net disposition proceeds at the end of the 10-year period. The Company utilized a capitalization rate of 7.50% and a discount rate of 8.50% which it believed were reasonable based on the then-current market rates.  For the year ended December 31, 2017, the Company recognized an asset impairment charge of $8,530 to reflect an investment at its estimated fair value, which is included in provision for asset impairment on the consolidated statement of operations and comprehensive loss.

NOTE 17 – QUARTERLY SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

The following represents the results of operations, for each quarterly period, during 2019 and 2018.

	2019
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$32,813	$32,039	$31,581	$32,475
Net loss	$(2,959)	$(2,832)	$(2,676)	$(2,953)
Net loss per common share, basic and diluted (1)	$(0.08)	$(0.08)	$(0.07)	$(0.08)
Weighted average number of common shares outstanding, basic and diluted (1)	35,914,799	35,805,323	35,686,902	35,583,398

	2018
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$31,893	$32,290	$31,870	$32,648
Net loss	$(13,071)	$(5,791)	$(2,174)	$(2,240)
Net loss per common share, basic and diluted (1)	$(0.37)	$(0.16)	$(0.06)	$(0.06)
Weighted average number of common shares outstanding, basic and diluted (1)	35,587,000	35,589,157	35,588,790	35,594,052

(1)	Quarterly net loss per common share amounts may not total the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(Dollar amounts in thousands, except per share amounts)

NOTE 18 – SUBSEQUENT EVENTS

Sales of Investment Properties

In January 2020, the Company sold the investment properties 2727 Iowa Street, Whispering Ridge and Treasure Valley for aggregate net proceeds of approximately $37,200. The Company used these net proceeds to make repayments on the Credit Facility.

Announcement of the Company’s Estimated Per Share NAV

On March 3, 2020, the  Company announced that the Company’s board of directors unanimously approved: (i) an Estimated Per Share NAV as of December 31, 2019; (ii) the same per share purchase price for shares issued under the DRP beginning with the first quarter distribution payment to stockholders to be paid in April 2020 until the Company announces a new Estimated Per Share NAV, and (iii) that, in accordance with the Third A&R SRP, which will be effective April 10, 2020, beginning with repurchases in April 2020 and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases and Exceptional Repurchases will be repurchased at 80% of the Estimated Per Share NAV.

Declaration of Distributions

On March 17, 2020, the Company’s board of directors declared the first quarter distribution in an amount equal to $0.226875 per share payable to stockholders of record as of the close of business on March 31, 2020. The amount of distribution declared represents an annualized rate of 5% based on the Estimated Per Share NAV as of December 31, 2019. The first quarter distribution is expected to be paid on April 1, 2020.

INLAND REAL ESTATE INCOME TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2019

(Dollar amounts in thousands)

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encum- brance	Land	Buildings and Improve- ments	Cost Capita-lized Subse- quent to Acquisi- tions (C)	Land(D)	Buildings and Improve-ments (D)	Total (D)	Accumu- lated Deprecia- tion (E)	Date Con- structed	Date Acquired	Depre- ciable Lives
Blossom Valley Plaza	$-	$9,515	$11,142	$580	$9,515	$11,722	$21,237	$(1,904)	1988	2015	15-30
Turlock, CA
Branson Hills Plaza	—	3,787	6,039	174	3,787	6,213	10,000	(1,174)	2005	2014	15-30
Branson, MO
Coastal North Town Center	43,680	13,725	49,673	(1,293)	13,725	48,380	62,105	(6,511)	2014	2016	15-30
Myrtle Beach, SC
Coastal North Town Center -Phase II	—	365	3,034	—	365	3,034	3,399	(272)	2016	2017	15-30
Myrtle Beach, SC
Dixie Valley	6,798	2,807	9,053	955	2,807	10,008	12,815	(1,974)	1988	2014	15-30
Louisville, KY
Dogwood Festival	—	4,500	41,865	3,206	4,500	45,071	49,571	(9,058)	2002	2014	5-30
Flowood, MO
Eastside Junction	6,024	2,411	8,393	53	2,411	8,446	10,857	(1,554)	2008	2015	15-30
Athens, AL
Fairgrounds Crossing	13,453	6,069	22,637	1,072	6,069	23,709	29,778	(3,950)	2008	2015	15-30
Hot Springs, AR
Fox Point Plaza	—	3,518	12,681	1,103	3,518	13,784	17,302	(2,736)	2008	2014	15-30
Neenah, WI
Frisco Marketplace	—	6,618	3,315	—	6,618	3,315	9,933	(723)	2002	2015	15-30
Frisco, TX
Green Tree Shopping Center	13,100	7,218	17,846	829	7,218	18,675	25,893	(3,120)	1997	2015	5-30
Katy, TX
Harris Plaza	—	6,500	19,403	2,007	6,500	21,410	27,910	(4,742)	2001-2008	2014	15-30
Layton, UT
Harvest Square	6,487	2,186	9,330	139	2,186	9,469	11,655	(1,885)	2008	2014	15-30
Harvest, AL
Heritage Square	4,460	2,028	5,538	364	2,028	5,902	7,930	(1,134)	2010	2014	15-30
Conyers, AL
Kroger - Copps Grocery Store (D)	—	1,440	11,799	—	1,440	11,799	13,239	(2,173)	2012	2014	15-30
Stevens Point, WI
Kroger - Pick n Save Center	—	3,150	14,283	2,284	3,150	16,567	19,717	(2,924)	2011	2014	15-30
West Bend, WI
Lakeside Crossing	—	1,460	16,999	432	1,460	17,431	18,891	(3,548)	2013	2014	15-30
Lynchburg, VA
Landing at Ocean Isle Beach	—	3,053	7,081	105	3,053	7,186	10,239	(1,515)	2009	2014	15-30
Ocean Isle, NC
Mansfield Pointe	—	5,350	20,002	798	5,350	20,800	26,150	(4,336)	2008	2014	15-30
Mansfield, TX
Marketplace at El Paseo	38,000	16,390	46,971	(507)	16,390	46,464	62,854	(7,045)	2014	2015	15-30
Fresno, CA
Marketplace at Tech Center	47,550	10,684	68,580	(77)	10,684	68,503	79,187	(9,842)	2015	2015	15-30
Newport News, VA
MidTowne Shopping Center	—	8,810	29,699	706	8,810	30,405	39,215	(6,501)	2005/2008	2014	5-30
Little Rock, AR
Milford Marketplace	18,727	—	35,867	939	—	36,806	36,806	(5,570)	2007	2015	15-30
Milford, CT
Newington Fair	—	7,833	8,329	550	7,833	8,879	16,712	(2,847)	1994/2009	2012	15-30
Newington, CT
North Hills Square	—	4,800	5,493	460	4,800	5,953	10,753	(1,228)	1997	2014	15-30
Coral Springs, FL
Oquirrh Mountain Marketplace	—	4,254	14,467	177	4,254	14,644	18,898	(2,137)	2014-2015	2015	15-30
Jordan, UT
Oquirrh Mountain Marketplace Phase II	—	1,403	3,727	(54)	1,403	3,673	5,076	(491)	2014-2015	2016	15-30
Jordan, UT
Park Avenue Shopping Center	—	5,500	16,365	3,130	5,500	19,495	24,995	(3,996)	2012	2014	15-30
Little Rock, AR
Pentucket Shopping Center	14,700	5,993	11,251	257	5,993	11,508	17,501	(1,181)	1986	2017	15-30

Plaistow, NH
Plaza at Prairie Ridge	—	618	2,305	—	618	2,305	2,923	(399)	2008	2015	15-30
Pleasant Prairie, WI
Prattville Town Center	15,930	5,336	27,672	195	5,336	27,867	33,203	(4,885)	2007	2015	15-30
Prattville, AL
Regal Court	26,000	5,873	41,181	1,937	5,873	43,118	48,991	(7,473)	2008	2015	5-30
Shreveport, LA
Settlers Ridge	76,532	25,961	98,156	589	25,961	98,745	124,706	(15,753)	2011	2015	15-30
Pittsburgh, PA
Shoppes at Lake Park	—	2,285	8,527	62	2,285	8,589	10,874	(1,526)	2008	2015	15-30
West Valley City. UT
Shoppes at Market Pointe	13,700	12,499	8,388	895	12,499	9,283	21,782	(2,151)	2006-2007	2015	15-30
Papillion, NE
Shoppes at Prairie Ridge	—	7,521	22,468	351	7,521	22,819	30,340	(4,194)	2009	2014	15-30
Pleasant Prairie, WI
The Shoppes at Branson Hills	—	4,418	37,229	1,018	4,418	38,247	42,665	(6,887)	2005	2014	15-30
Branson, MO
Shops at Hawk Ridge	—	1,329	10,341	251	1,329	10,592	11,921	(1,916)	2009	2015	5-30
St. Louis, MO
Village at Burlington Creek	17,723	10,789	19,385	1,299	10,789	20,684	31,473	(3,349)	2007 & 2015	2015	5-30
Kansas City, MO
Walgreens Plaza	4,650	2,624	9,683	410	2,624	10,093	12,717	(1,812)	2011	2015	15-30
Jacksonville, NC
Wedgewood Commons	—	2,220	26,577	280	2,220	26,857	29,077	(5,692)	2009-2013	2013	5-30
Olive Branch, MS
White City	49,400	18,961	70,423	1,823	18,961	72,246	91,207	(12,253)	2013	2015	15-30
Shrewsbury, MA
Wilson Marketplace	—	11,155	27,498	1,020	11,155	28,518	39,673	(3,048)	2007	2017	15-30
Wilson, NC
Yorkville Marketplace	—	4,990	13,928	781	4,990	14,709	19,699	(2,860)	2002 & 2007	2015	15-30
Yorkville, IL
Total:	$416,914	$267,946	$954,623	$29,300	$267,946	$983,923	$1,251,869	$(170,269)

Notes:

(A)	The initial cost to the Company represents the original purchase price of the property.
(B)	The aggregate cost of real estate owned at December 31, 2019 for federal income tax purposes was $1,444,964.
(C)	As applicable, some amounts include write-offs
(D)	Reconciliation of real estate owned:

	2019	2018	2017
Balance at January 1,	$1,298,836	$1,288,917	$1,233,231
Acquisitions	—	—	59,306
Improvements, net of master lease	9,706	9,919	5,594
Impairment of investment property	(4,222)	—	(9,214)
Real estate sold	(13,053)	—	—
Property held for sale	(39,398)	—	—
Balance at December 31,	$1,251,869	$1,298,836	$1,288,917

(E)	Reconciliation of accumulated depreciation:

Balance at January 1,	$139,134	$101,094	$62,631
Depreciation expense	39,304	38,040	39,497
Impairment of investment property	—	—	(1,034)
Real estate sold	(2,804)	—	—
Property held for sale	(5,365)	—	—
Balance at December 31,	$170,269	$139,134	$101,094

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 10.

We have adopted a code of ethics, which is available on our website free of charge at inland-investments.com/inland-income-trust. We will provide the code of ethics free of charge upon request to our investor services group.

Item 11.	Executive Compensation

The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year and is incorporated by reference into this Item 12.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year and is incorporated by reference into this Item 13.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders which we anticipate filing with the SEC no later than 120 days after the end of the fiscal year, and is incorporated by reference into this Item 14.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	List of documents filed as part of this report:
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)	Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2019 is submitted herewith.

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

3.1

Second Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

3.2

Inland Real Estate Income Trust, Inc. Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 16, 2018 (file number 000-55146))

3.3

Inland Real Estate Income Trust, Inc. Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 16, 2018 (file number 000-55146))

3.4

Second Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 13, 2015 (file number 000-55146))

4.1

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 9, 2015 (file number 000-55146))

4.2

Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 22, 2017 (file number 000-55146))

4.3

Second Amended and Restated Share Repurchase Program, effective March 21, 2019 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2019 (file number 000-55146))

4.4

Third Amended and Restated Share Repurchase Program, effective April 10, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 5, 2020 (file number 000-55146))

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*

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

10.7

Promissory Note, dated December 3, 2015, issued by IREIT Pittsburgh Settlers Ridge, L.L.C. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.8

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

10.9

Assignment of Leases, effective December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.10

Guaranty of Recourse Obligations, dated December 3, 2015, by Inland Real Estate Income Trust, Inc. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.11

Unsecured Indemnity Agreement, dated December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. and Inland Real Estate Income Trust, Inc. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.12

Employee and Director Restricted Share Plan of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 17, 2016 (file number 000-55146))

10.13

Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.14

Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.15

Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2018 (file number 000-55146))

10.16

Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2018 (file number 000-55146))

10.17

Inland Real Estate Income Trust, Inc. Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.18

Form of Deferred Compensation Election – Eligible Cash Compensation (incorporated by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.19

Form of Deferred Compensation Election – Eligible Stock Compensation (incorporated by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

Exhibit No.	Description

10.20

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

10.21

Revolving Credit Note, dated August 1, 2018, by Inland Real Estate Income Trust, Inc. for the benefit of KeyBank National Association (Form of Revolving Credit Note) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 7, 2018 (file number 000-55146))

10.22

Term Loan A Note, dated August 1, 2018, by Inland Real Estate Income Trust, Inc. for the benefit of KeyBank National Association (Form of Term Loan A Note) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 7, 2018 (file number 000-55146))

10.23

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

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 18, 2020, is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	March 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Daniel L. Goodwin	Director and Chairman of the Board	March 18, 2020
Name:	Daniel L. Goodwin

By:	/s/ Mitchell A. Sabshon	Director, President and Chief Executive Officer (principal executive officer)	March 18, 2020
Name:	Mitchell A. Sabshon

By:	/s/ Catherine L. Lynch	Chief Financial Officer and Treasurer	March 18, 2020
Name:	Catherine L. Lynch	(principal financial officer)

By:	/s/ Lee A. Daniels	Director	March 18, 2020
Name:	Lee A. Daniels

By:	/s/ Stephen Davis	Director	March 18, 2020
Name:	Stephen Davis

By:	/s/ Gwen Henry	Director	March 18, 2020
Name:	Gwen Henry

By:	/s/ Bernard J. Michael	Director	March 18, 2020
Name:	Bernard J. Michael