Form 10-Q
period 2020-03-31
Inland Real Estate Income Trust, Inc.
filed 2020-05-13
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Yes  ☐    No  ☒

As of May 12, 2020, there were 36,020,341 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Assets:
Investment properties held and used:
Land	$267,946	$267,946
Building and other improvements	984,608	983,923
Total	1,252,554	1,251,869
Less accumulated depreciation	(179,669)	(170,269)
Net investment properties held and used	1,072,885	1,081,600
Investment properties and related assets held for sale	—	38,752
Cash and cash equivalents	5,401	4,516
Restricted cash	1,072	1,017
Accounts and rent receivable	16,525	17,231
Acquired lease intangible assets, net	84,842	89,352
Operating lease right-of-use asset, net	15,360	15,478
Other assets	6,058	6,613
Total assets	$1,202,143	$1,254,559

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$645,394	$681,327
Accounts payable and accrued expenses	8,261	7,951
Operating lease liability	23,779	23,696
Distributions payable	8,173	10,841
Acquired intangible liabilities, net	45,442	46,820
Due to related parties	4,845	5,023
Liabilities associated with investment properties held for sale	—	1,716
Other liabilities	25,213	16,666
Total liabilities	761,107	794,040

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,020,341 and 35,799,388 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	36	36
Additional paid in capital	810,182	805,722
Accumulated distributions and net loss	(348,125)	(338,331)
Accumulated other comprehensive (loss) income	(21,057)	(6,908)
Total stockholders’ equity	441,036	460,519
Total liabilities and stockholders’ equity	$1,202,143	$1,254,559

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Income:
Rental income	$30,700	$32,422
Other property income	61	53
Total income	30,761	32,475

Expenses:
Property operating expenses	5,497	5,675
Real estate tax expense	3,638	4,248
General and administrative expenses	1,240	1,512
Business management fee	2,229	2,333
Depreciation and amortization	13,304	14,526
Total expenses	25,908	28,294

Other Income (Expense):
Interest expense	(6,498)	(7,153)
Interest and other income	24	19
Net loss	$(1,621)	$(2,953)

Net loss per common share, basic and diluted	$(0.04)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	36,019,393	35,583,398

Comprehensive loss:
Net loss	$(1,621)	$(2,953)
Unrealized loss on derivatives	(14,552)	(4,200)
Reclassification adjustment for amounts included in net loss	403	(454)
Comprehensive loss	$(15,770)	$(7,607)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended March 31, 2020
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	35,799,388	$36	$805,722	$(338,331)	$(6,908)	$460,519

Distributions declared ($0.226875 per share)	—		—	(8,173)	—	(8,173)
Proceeds from distribution reinvestment plan	225,940	—	4,547	—	—	4,547
Shares repurchased	(4,987)	—	(102)	—	—	(102)
Unrealized loss on derivatives	—	—	—	—	(14,552)	(14,552)
Reclassification adjustment for amounts included in net loss	—	—	—	—	403	403
Equity-based compensation	—	—	15	—	—	15
Net loss	—	—	—	(1,621)	—	(1,621)
Balance at March 31, 2020	36,020,341	$36	$810,182	$(348,125)	$(21,057)	$441,036

For the three months ended March 31, 2019
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2018	35,343,256	$35	$795,409	$(283,859)	$5,493	$517,078

Distributions declared ($0.3018 per share)	—	—	—	(10,741)	—	(10,741)
Proceeds from distribution reinvestment plan	244,417	—	5,463	—	—	5,463
Shares repurchased	(140,288)	—	(2,402)	—	—	(2,402)
Unrealized loss on derivatives	—	—	—	—	(4,200)	(4,200)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(320)	(320)
Cumulative reversal of recognized hedge ineffectiveness (see Note 2)	—	—	—	134	(134)	—
Cumulative-effect adjustment recognized upon adoption of ASC 842 (see Note 2)	—	—	—	(24)	—	(24)
Equity-based compensation	—	—	13	—	—	13
Net loss	—	—	—	(2,953)	—	(2,953)
Balance at March 31, 2019	35,447,385	$35	$798,483	$(297,443)	$839	$501,914

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,621)	$(2,953)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,304	14,526
Amortization of debt issuance costs and mortgage premiums, net	145	150
Amortization of acquired market leases, net	(595)	(208)
Amortization of equity-based compensation	15	13
Reduction in the carrying amount of the right-of-use-asset	118	123
Straight-line income, net	(139)	(421)
Other non-cash adjustments	16	4
Changes in assets and liabilities:
Accounts payable and accrued expenses	(550)	1,050
Accounts and rent receivable	1,538	131
Due to related parties	(186)	63
Operating lease liability	83	78
Other liabilities	(2,417)	(1,925)
Other assets	(156)	(64)
Net cash flows provided by operating activities	9,555	10,567

Cash flows from investing activities:
Capital expenditures	(1,118)	(805)
Proceeds from sale of investment properties	37,255	—
Net cash flows provided by (used in) investing activities	36,137	(805)

Cash flows from financing activities:
Payment of credit facility	(43,022)	—
Proceeds from credit facility	7,000	—
Payment of mortgages payable	(56)	(54)
Proceeds from the distribution reinvestment plan	4,547	5,463
Shares repurchased	(2,380)	(5,463)
Distributions paid	(10,841)	(11,924)
Net cash flows used in financing activities	(44,752)	(11,978)

Net increase (decrease) in cash, cash equivalents and restricted cash	940	(2,216)
Cash, cash equivalents and restricted cash, at beginning of the period	5,533	16,240
Cash, cash equivalents and restricted cash, at end of period	$6,473	$14,024

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:

Cash paid for interest	$6,373	$6,778

Supplemental schedule of non-cash investing and financing activities:

Establishment of operating lease right-of-use asset	$—	$15,963

Establishment of operating lease liability	$—	$23,377

Accrued capital expenditures	$294	$158

Accrued share repurchase program liability	$—	$2,402

Distributions payable	$8,173	$10,741

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2019, which are included in the Company’s 2019 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report.

NOTE 1 – ORGANIZATION

The Company was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. The Company is primarily focused on owning retail properties and targets a portfolio of 100% grocery-anchored properties. The Company has invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets if its management believes the expected returns from those investments exceed that of retail properties. The Company also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

The Company has no employees. The Company is managed by IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), pursuant to a Business Management Agreement with the Business Manager.

On February 11, 2019, the Company’s board of directors approved a strategic plan (the “Strategic Plan”) with the goals of providing future liquidity to investors and creating long-term stockholder value. The Strategic Plan centers around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, the Company’s management team and board have completed the sale of 15 properties, including the sale of three properties during January 2020, as further described in Note 4 – “Dispositions,” with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. The Company plans to move toward a liquidity event in the future, market conditions permitting, most likely through a listing on a public securities exchange.

In connection with the Strategic Plan, the Company’s share repurchase program (as amended, the “SRP”) was amended and restated, effective March 21, 2019, and the Business Management Agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all future acquisition and disposition fees. On March 3, 2020, the Company’s SRP was further amended and restated (the “Third A&R SRP”), which became effective on April 10, 2020, as further described below in Note 3 – “Equity”. The Strategic Plan may evolve or change over time. For example, the Company may decide to focus more on redeveloping existing properties relative to investing in new grocery-anchored centers, depending on such factors, including, but not limited to, market prices for its properties, availability of capital for redevelopment and construction costs. There is no assurance the Company will be able to successfully implement the Strategic Plan, including listing the Company’s common stock.

On March 3, 2020, as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2020, the Company announced that the Company’s board of directors unanimously approved: (i) an estimated per share net asset value (the “Estimated Per Share NAV”) as of December 31, 2019; (ii) the same per share purchase price for shares issued under the Company’s distribution reinvestment plan (as amended, the “DRP”) beginning with the first quarter distribution payment to stockholders that was expected April 2020 until the Company announces a new Estimated Per Share NAV, and (iii) that, in accordance with the SRP, beginning with repurchases that were expected in April 2020 and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases and “exceptional repurchases” will be repurchased at 80% of the Estimated Per Share NAV.

Due to the uncertainty surrounding the COVID-19 pandemic and its impact on the Company’s business, the Company’s board of directors decided to postpone the payment of the first quarter 2020 distribution. The distribution is now payable to stockholders of record on May 29, 2020 and is expected to be paid on June 1, 2020. As the situation surrounding COVID-19 develops, the Company and its board of directors may further revise the record date and expected payment date of this distribution or the board could decide to rescind the distribution to further supplement our cash resources. Until a distribution is actually paid, no cash will be available to be reinvested under the DRP. Also, since the Company’s SRP provides a funding limit for repurchases that is a percentage of the net proceeds received from the issuance of shares of common stock pursuant to the DRP, the SRP provides that no shares will be repurchased at this time.

At March 31, 2020, the Company owned 44 retail properties, totaling 6,470,347 square feet.  The properties are located in 21 states.  At March 31, 2020, the portfolio had a weighted average physical occupancy of 93.6% and economic occupancy of 94.0%.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 18, 2020, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2020, except as noted below.

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

Significant Risks and Uncertainties related to COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties is the potential further adverse effect of the current pandemic of the novel coronavirus, or COVID-19. A number of our tenants have announced temporary closures of their stores and requested rent deferral or rent abatement during this pandemic. Many experts predict that the outbreak will trigger, or even has already triggered, a period of global economic slowdown or a global recession.

The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:

•

reduced economic activity severely impacts our tenants' businesses, financial condition and liquidity and has caused tenants to be unable to fully meet their obligations to us or to otherwise seek modifications of such obligations, resulting in increases in uncollectible receivables and reductions in rental income;

•	a prolonged economic recession in the U.S. would negatively impact the Company’s ability to lease space and negotiate and maintain favorable rents causing reductions in occupancy and rental income;
•	the negative financial impact of the pandemic could impact our future compliance with financial covenants of our credit facility and other debt agreements; and
•	weaker economic conditions and defaults or failures by tenants to pay rent when due could cause us to recognize impairment in value of our tangible or intangible assets.

The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See Note 15 – “Subsequent Events” for additional information

Recently Adopted Accounting Pronouncements

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

March 31, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of the effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A grants relief to entities, allowing them an election to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Topic 842, Leases. An entity that makes this election can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company has elected to apply such relief and will avail itself of the election to avoid performing a lease by lease analysis. The Lease Modification Q&A has no material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020, however, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	March 31,
	2020	2019
Cash and cash equivalents	$5,401	$13,023
Restricted cash	1,072	1,001
Total cash, cash equivalents, and restricted cash	$6,473	$14,024

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

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering.  As of March 31, 2020, there were 36,020,341 shares of common stock outstanding including 5,574,215 shares issued through the DRP, net of 3,090,891 shares repurchased through the SRP.

On March 3, 2020, the Company’s board of directors determined the Estimated Per Share NAV as of December 31, 2019. The previously Estimated Per Share NAV as of December 31, 2018 was established on March 5, 2019.

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

Distributions reinvested through the DRP were $4,547 and $5,463 for the three months ended March 31, 2020 and 2019, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

Share Repurchase Program

The Company adopted the SRP effective October 18, 2012, under which the Company is authorized to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who have held their shares for at least one year. The SRP may be amended or terminated in the Company’s sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), as defined in the SRP, the one year holding period does not apply. On February 11, 2019, the Company’s board of directors adopted a second amended and restated SRP, effective March 21, 2019, which reduced the price the Company was authorized to make ordinary repurchases from a range of 92.5% to 100% of the “share price” down to 80% of the “share price.” The “share price” is defined in the second amended and restated SRP as an amount equal to the lesser of: (A) $25, as adjusted under certain circumstances, including, among other things, if the applicable shares were purchased from the Company at a discounted price; or (B) the most recently disclosed estimated value per share. On March 3, 2020 the Company’s board of directors adopted the Third A&R SRP. Under the Third A&R SRP, the Company is authorized to make ordinary repurchases and Exceptional Repurchases at a price equal to 80.0% of the “share price,” which is defined in the Third A&R SRP the same way as described above for the second amended and restated SRP. Prior to the amendment, the Company was authorized to make Exceptional Repurchases at a price equal to 100% of the “share price.”

The Third A&R SRP provides the Company’s board of directors with the discretion to reduce the funding limit for share repurchases. The Third A&R SRP limits the dollar amount for any repurchases made by the Company each calendar quarter to an amount equal to a percentage determined in the sole discretion of the board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter.  For the quarter ended March 31, 2020, the Company’s board determined a funding limit equal to 50% of the net proceeds from the DRP for the quarter ended March 31, 2020.  The Company continues to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for any stock splits or other combinations.

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

Repurchases through the SRP were $102 and $2,402 for the three months ended March 31, 2020 and 2019, respectively. At December 31, 2019, the Company’s liability related to the SRP was $2,278, recorded in other liabilities on the Company’s consolidated balance sheet. There was no liability related to the SRP at March 31, 2020 due indirectly to the postponement of the first quarter 2020 distribution amidst the COVID-19 pandemic. See Note 1 – “Organization” for further discussion.

NOTE 4 – DISPOSITIONS

In connection with the Strategic Plan, the Company sold three properties in January 2020 that met the criteria to be classified as held for sale on the consolidated balance sheet at December 31, 2019. The criteria were met for these properties because, amongst other criteria, the Company had collected non-refundable earnest money from the buyer. The Company collected proceeds of $37,255 net of selling costs upon completion of the three sales.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

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

NOTE 5 – LEASES

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

Rental income related to the Company's operating leases is comprised of the following:

	Three Months Ended March 31,
	2020	2019
Rental income - fixed payments	$24,030	$25,495
Rental income - variable payments (a)	6,075	$6,719
Amortization of acquired market leases, net	$595	$208
Rental income	$30,700	$32,422

(a)	Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The Company is closely monitoring the impact of the COVID-19 pandemic on the collectability of lease payments.

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Intangible assets:
Acquired in-place lease value	$156,918	$160,214
Acquired above market lease value	45,742	45,783
Accumulated amortization	(117,818)	(113,308)
Less: Assets related to investment properties held for sale	—	(3,337)
Acquired lease intangibles, net	$84,842	$89,352
Intangible liabilities:
Acquired below market lease value	$70,260	$71,153
Accumulated amortization	(24,818)	(23,590)
Less: Liabilities related to investment properties held for sale	—	(743)
Acquired below market lease intangibles, net	$45,442	$46,820

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

March 31, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

Amortization pertaining to acquired in-place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

	Three Months Ended March 31,
	2020	2019
Amortization recorded as amortization expense:
Acquired in-place lease value	$3,728	$4,841
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(783)	$(904)
Acquired below market leases	1,378	1,112
Net rental income increase	$595	$208

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2020 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2020 (remainder of year)	$9,246	$2,238	$2,870
2021	10,537	2,953	3,689
2022	7,898	2,664	3,456
2023	6,671	2,477	3,198
2024	5,664	2,308	3,021
Thereafter	18,691	13,495	29,208
Total	$58,707	$26,135	$45,442

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of March 31, 2020 and December 31, 2019, the Company had the following mortgages and credit facility payable:

	March 31, 2020		December 31, 2019
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$163,930	4.25%	$163,986	4.25%
Variable rate mortgages payable with swap agreements	252,244	3.33%	252,244	3.33%
Variable rate mortgages payable without swap agreements	684	3.18%	684	3.29%
Mortgages payable	$416,858	3.69%	$416,914	3.69%
Credit facility payable	231,000	3.31%	267,022	3.92%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$647,858	3.69%	$683,936	3.78%
Add: Unamortized mortgage premiums	893		1,051
Less: Unamortized debt issuance costs	(3,357)		(3,660)
Total debt	$645,394		$681,327

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $647,858 and $683,936 as of March 31, 2020 and December 31, 2019, respectively, and its estimated fair value was $663,125 and $689,790 as of March 31, 2020 and December 31, 2019, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

As of March 31, 2020, scheduled principal payments and maturities on the Company’s debt were as follows:

	March 31, 2020
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2020 (remainder of the year)	$859	$—	$—	$859
2021	1,532	82,740	—	84,272
2022	615	101,537	81,000	183,152
2023	326	91,230	150,000	241,556
2024	341	—	—	341
Thereafter	295	137,383	—	137,678
Total	$3,968	$412,890	$231,000	$647,858

Credit Facility Payable

The Company’s credit facility (the “Credit Facility”) consisting of a $200,000 revolving credit facility (the “Revolving Credit Facility”) and a $150,000 term loan (the “Term Loan”) has an accordion feature that allows for an increase in available borrowings up to $700,000, subject to subject to the terms and conditions, including compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility.

At March 31, 2020, the Company had $81,000 outstanding under the Revolving Credit Facility and $150,000 outstanding under the Term Loan.  At March 31, 2020 the interest rate on the Revolving Credit Facility and the Term Loan was 2.58% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions.  The Term Loan matures on August 1, 2023. As of March 31, 2020, the Company had $119,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base.  Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility. At March 31, 2020, there were 25 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due.  As of March 31, 2020, the Company is in compliance with all financial covenants related to the Credit Facility.

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2020, the Company was current on all of the payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of March 31, 2020, the weighted average years to maturity for the Company’s mortgages payable was 3.4 years.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap. See Note 14 -- "Fair Value Measurements" for further information.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s interest rate swap contracts outstanding as of March 31, 2020.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at March 31, 2020
Liabilities
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(201)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,400	(1,410)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(535)
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	(501)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(2,649)
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	(332)
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	(1,548)
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	(1,524)
June 5, 2017	May 31, 2017	May 15, 2022	1.90%	14,700	(500)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	60,000	(4,741)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(1,976)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(1,979)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	40,000	(3,161)
				$402,244	$(21,057)

(a)   Receive floating rate index based upon one-month LIBOR. At March 31, 2020, the one-month LIBOR was 0.9929%.

On January 1, 2019, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities which eliminated the requirement to separately measure and report hedge ineffectiveness. For derivative instruments that are designated and qualify as a cash flow hedge, the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness should be recorded in other comprehensive income (OCI). When the amounts recorded in OCI are reclassified to earnings, they should be presented in the same income statement line item as the effect of the hedged item. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2020	2019
Effective portion of derivatives	$(14,552)	$(4,200)
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$403	$(454)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $6,498 and $7,153, for the three months ended March 31, 2020 and 2019, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive loss is reported in interest expense on the consolidated statements of operations and comprehensive loss. The amount that is expected to be reclassified from accumulated other comprehensive loss into income in the next twelve months is $6,800.

NOTE 8 – DISTRIBUTIONS

On March 10, 2020, the Company’s board of directors declared cash distributions payable to stockholders of record as of the close of business on March 31, 2020, postponed until May 29, 2020 as described below, in an amount equal to $0.226875 per share, which represents an annualized rate of 5% based on the Estimated Per Share NAV as of December 31, 2019, payable in arrears the following quarter. In 2019, the Company declared quarterly distributions in the amount of $0.3018 per share, payable in arrears the following quarter.

Due to the uncertainty surrounding the COVID-19 pandemic and its impact on the Company’s business, the Company’s board of directors decided to postpone the payment of the first quarter 2020 distribution. The distribution is now payable to stockholders of

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

record on May 29, 2020 and is expected to be paid on June 1, 2020. As the situation surrounding COVID-19 develops, the Company and its board of directors may further revise the record date and expected payment date of this distribution or the board could decide to rescind the distribution to further supplement our cash resources.

The table below presents the distributions paid and declared during the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Distributions paid	$10,841	$11,924
Distributions declared	$8,173	$10,741

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss in the three months ended March 31, 2020 and 2019, 4,124 shares and 2,573 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units are issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares are included in common stock outstanding on the date of vesting. Restricted share units are included in common stock outstanding on the date they are transferred to the non-employee director or their beneficiary. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $15 and $13, in the aggregate, for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company had $41 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.4 years. The total fair value at the vesting date for restricted shares and restricted share units that vested during the three months ended March 31, 2020 and 2019 was immaterial.

A summary table of the status of the restricted shares and restricted share units is presented below:

	Restricted Shares	Restricted Share Units
Outstanding at December 31, 2019	3,906	1,480
Granted	—	—
Vested	—	(5)
Outstanding at March 31, 2020	3,906	1,475

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, retail real estate, for the three months ended March 31, 2020 and 2019.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2020 and 2019. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended March 31,		Unpaid amounts as of
		2020	2019	March 31, 2020	December 31, 2019
General and administrative reimbursements	(a)	$329	$338	$196	$188

Real estate management fees		$1,085	$1,086	$—	$—
Property operating expenses		275	284	—	—
Construction management fees		4	49	25	23
Leasing fees		83	89	59	143
Total real estate management related costs	(b)	$1,447	$1,508	$84	$166

Business management fees	(c)	$2,229	$2,333	$4,565	$4,675

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

(c)

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

March 31, 2020

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2020
Interest rate swap agreements - Other assets	$—	$—	$—	$—
Interest rate swap agreements - Other liabilities	$—	$21,057	$—	$21,057
December 31, 2019
Interest rate swap agreements - Other assets	$—	$715	$—	$715
Interest rate swap agreements - Other liabilities	$—	$7,622	$—	$7,622

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

NOTE 15 – SUBSEQUENT EVENTS

COVID-19 Pandemic

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and the markets in which it owns properties, including how it will impact its tenants and business partners. While the Company did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, it is unable to predict the future impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

In April and May, the Company received rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. As of May 11, 2020, the Company has received April and May rent payments from approximately 56% and 32% of our portfolio, respectively, based on billings. In addition, the Company received short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from tenants, from approximately 57% of our portfolio, as measured by annualized base rent. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modification agreements, and we manage negotiations with tenants on a case-by-case basis.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

In April, the Company drew $24,000 on its Revolving Credit Facility to maintain a higher level of liquidity to meet its interest and principal payments and to pay its expenses in anticipation of reduced rental receipts as a result of the COVID-19 pandemic. The Company is taking measures to reduce cash expenditures, including delaying capital development projects where possible, in order to minimize the operational impact of COVID-19 on its properties. As of May 13, 2020, the Company has paid all interest and principal amounts due and is in compliance with all financial covenants related to the Credit Facility.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 18, 2020, and factors described below:

•

Market disruptions resulting from the economic effects of the COVID-19 pandemic or otherwise will adversely impact many aspects of our operating results and financial condition, including our ability to service our debt obligations, borrow additional monies or pay distributions;

•	We have incurred net losses on a U.S. generally accepted accounting principles (“U.S. GAAP”) basis for the three months ended March 31, 2020 and 2019 and for the year ended December 31, 2019;
•

There is no established public trading market for our shares, our stockholders may not be able to sell their shares under our share repurchase program (as amended, “SRP”), which may be amended, suspended or terminated in our sole discretion, and, if our stockholders are able to sell their shares under the SRP, or otherwise, they may not be able to recover the amount of their investment in our shares;

•

Because of the SRP’s funding limit and the lack of available distribution reinvestment proceeds, we have not been able to satisfy all properly submitted repurchase requests and have been satisfying requests for ordinary repurchases on a pro rata basis and we may continue to be unable to satisfy all repurchase requests;

•	There is no assurance our board of directors will pursue a listing or other liquidity event at any time in the future, particularly in light of the COVID-19 pandemic;
•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
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

•

We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, including negative impacts on our tenants and their respective businesses; and

•

We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in credit markets of the United States from time to time, including disruptions and dislocations caused by the ongoing COVID-19 pandemic.

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

The following discussion and analysis relates to the three months ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

We are primarily focused on owning retail properties and target a portfolio of 100% grocery-anchored properties as described below. We have invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets if management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

At March 31, 2020, we had total assets of $1.2 billion and owned 44 properties located in 21 states containing 6.5 million square feet.  A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. As of March 31, 2020, 85% of our annualized base rental income was generated from grocery-anchored or grocery shadow-anchored shopping centers. A grocery shadow-anchored shopping center is a shopping center located near a grocery store that generates traffic for the shopping center, but which is not a part of the shopping center. The portfolio properties have staggered lease maturity dates and anchor tenants generally with strong credit ratings.

We commenced our “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015.  We sold 33,534,022 shares of common stock generating gross proceeds of $834.4 million from the Offering.  On March 3, 2020, our board of directors determined an estimated per share net asset value of our common stock of $18.15 as of December 31, 2019.

COVID-19 Pandemic

We are closely monitoring the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our business and locations, including how it is impacting our tenants and vendors. While we did not experience significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including where we own properties, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of development projects that may continue. The Company cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which our tenants operate. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown.

In addition, we cannot predict the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties would adversely impact us. As of May 11, 2020, we had 62% of tenants, based on annualized base rent, confirming full or partial closures. We received April and May rent payments from approximately 56% and 32% of our portfolio, respectively, based on billings. Payment plans mostly in the form of rent deferrals have been reached with 37 tenants at 98 locations comprising 19.8% of annualized base rent and we are in active negotiations with many other tenants. In addition, as is believed to be the case with all retail landlords, we received short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from tenants, from approximately 57% of our portfolio, as measured by annualized base rent. Not all tenant requests will ultimately result in modification agreements, and we manage negotiations with tenants on a case-by-case basis. We have sent some tenants notices of default, including to one of our ten largest tenants by annualized base rent. April and May collections and rent relief requests to-date may not be indicative of collections or requests in any future period. We are closely monitoring the impact of the COVID-19 pandemic on the collectability of lease payments. While we did not experience significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we will likely have increased exposure to credit losses going forward, the impact of which on our financial position and operating results could be material.

The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2020 and thereafter cannot, however, be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business.

We rely on the Business Manager to manage our day-to-day operations. Non-essential businesses have been closed in Illinois per the order of the Governor of Illinois, including our corporate headquarters in Oak Brook. Though many people are able to work remotely, the business and operations of our Business Manager and its affiliates may also be adversely impacted by the coronavirus outbreak, including illness or quarantine of members of its workforce, which may negatively impact on its ability to provide us services to the same degree as it had prior to the outbreak.

For further information regarding the potential impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

Company Update – Three Months Ended March 31, 2020

On February 11, 2019, our board of directors approved a strategic plan with the goal of providing a future liquidity to investors and creating long-term stockholder value. The strategic plan centers around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team and our board of directors are considering the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. We plan to move toward a liquidity event in the future, market conditions permitting, most likely through a listing on a public securities exchange. As part of the strategic plan, we preliminarily identified a select number of properties we would consider selling and marketed them. As further described in Note 4 – “Dispositions”, we have completed the sale of three of the selected properties in the first quarter. The strategic plan may evolve or change over time. For example, we may decide to focus more on redeveloping existing properties relative to investing in new grocery-anchored centers, depending on such factors, including, but not limited to, market prices for our properties, availability of capital for redevelopment and construction costs. There is no assurance we will be able to successfully implement the strategic plan, including listing our common stock.

Due to the uncertainty surrounding the COVID-19 pandemic and its impact on our business, our board of directors decided to postpone the payment of the first quarter 2020 distribution. The distribution is now payable to stockholders of record on May 29, 2020 and is expected to be paid on June 1, 2020. As the situation surrounding COVID-19 develops, we and our board of directors may further revise the record date and expected payment date of this distribution or the board could decide to rescind the distribution to further supplement our cash resources.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of March 31, 2020
Number of properties	44
Purchase price	$1,344,979
Total square footage	6,470,347
Weighted average physical occupancy	93.6%
Weighted average economic occupancy	94.0%
Weighted average remaining lease term (years)	5.4

The table below presents information for each of our investment properties as of March 31, 2020.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	159,258	98.1%	98.1%	—	—
Park Avenue (a)	Little Rock, AR	79,131	62.2%	85.4%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	100.0%	100.0%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	96.3%	96.3%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	100.0%	100.0%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	88.6%	88.6%	—	—
Dogwood Festival (a)	Flowood, MS	187,610	89.8%	89.8%	—	—
Pick N Save Center (a)	West Bend, WI	94,000	98.9%	98.9%	—	—
Harris Plaza (a)	Layton, UT	125,965	80.4%	80.4%	—	—
Dixie Valley	Louisville, KY	119,981	92.5%	92.5%	6,798	3.58%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	94.6%	94.6%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	91.9%	91.9%	—	—
Harvest Square	Harvest, AL	70,590	92.1%	92.1%	6,458	4.65%
Heritage Square	Conyers, GA	22,510	100.0%	100.0%	4,460	5.10%
The Shoppes at Branson Hills (a)	Branson, MO	256,329	74.9%	74.9%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	87.6%	87.6%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	96.1%	96.1%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	98.3%	98.3%	13,100	3.24%
Eastside Junction	Athens, AL	79,700	87.7%	87.7%	5,997	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	97.4%	97.4%	13,452	5.21%
Prattville Town Center	Prattville, AL	168,842	100.0%	100.0%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	95.1%	95.1%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	83.5%	83.5%	4,650	5.30%
Frisco Marketplace (a)	Frisco, TX	112,024	94.9%	94.9%	—	—
White City	Shrewsbury, MA	257,121	88.1%	89.3%	49,400	3.24%
Yorkville Marketplace (a)	Yorkville, IL	111,591	92.4%	92.4%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.2%	98.2%	13,700	3.30%
Settlers Ridge	Pittsburgh, PA	473,821	99.1%	99.1%	76,533	3.70%
Milford Marketplace	Milford, CT	111,720	89.4%	89.4%	18,727	4.02%
Marketplace at El Paseo	Fresno, CA	224,683	98.3%	98.3%	38,000	2.95%
Blossom Valley Plaza (a)	Turlock, CA	111,435	95.2%	95.2%	—	—
The Village at Burlington Creek	Kansas City, MO	158,049	73.8%	74.5%	17,723	4.25%
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	97.2%	97.2%	—	—
Marketplace at Tech Center	Newport News, VA	210,297	93.7%	95.0%	47,550	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,662	95.6%	95.6%	43,680	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	99.1%	99.1%	—	—
Pentucket Shopping Center	Plaistow, NH	198,469	98.0%	98.0%	14,700	3.65%
Coastal North Town Center - Phase II	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
Portfolio total		6,470,347	93.6%	94.0%	$416,858	3.69%

(a)	Property is included in the pool of unencumbered properties under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of March 31, 2020.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	4	$3,374	3.6%	$13.52	249,493	3.8%
The TJX Companies, Inc.	12	3,030	3.3%	9.83	308,253	4.8%
Ross Dress for Less, Inc.	9	2,449	2.6%	10.32	237,165	3.7%
Albertsons/Jewel/Shaw's	2	2,304	2.5%	18.02	127,892	2.0%
Ulta Salon, Cosmetics & Fragrance Inc.	9	2,128	2.3%	22.49	94,658	1.5%
PetSmart	7	2,020	2.2%	14.58	138,578	2.1%
Dicks Sporting Goods, Inc.	4	2,012	2.2%	11.13	180,766	2.8%
LA Fitness (Fitness International)	2	1,890	2.0%	21.09	89,600	1.4%
Kohl's Department Stores	4	1,888	2.0%	5.68	332,461	5.1%
Giant Eagle	1	1,805	1.9%	13.96	129,340	2.0%
Top ten tenants	54	$22,900	24.7%	$12.13	1,888,206	29.2%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at March 31, 2020.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,418,634	23.3%	11.5%
Home Goods	989,850	16.3%	9.4%
Grocery	950,042	15.6%	14.7%
Lifestyle, Health Clubs, Books & Phones	736,695	12.1%	15.8%
Restaurant	538,048	8.8%	16.8%
Apparel & Accessories	411,153	6.8%	9.7%
Consumer Services, Salons, Cleaners, Banks	253,689	4.2%	7.5%
Pet Supplies	245,245	4.0%	4.2%
Sporting Goods	238,447	3.9%	3.5%
Health, Doctors & Health Foods	156,220	2.6%	4.8%
Other	143,437	2.4%	2.1%
Total	6,081,460	100.0%	100.0%

The following table sets forth a summary of our property type based on annualized base rent for in-place leases as of March 31, 2020.

Property Type	Percent of Total Annualized Base Rent
Grocery	54%
Grocery Shadow-Anchored	31%
Community Center	8%
Power Center	7%
Total	100%

The following table sets forth a summary, as of March 31, 2020, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	52%	6.3
Junior Box	5,000-9,999	14%	5.4
Small Shop	Less than 5,000	34%	3.9
Total		100%	5.4

Lease Expirations

The following table sets forth a summary, as of March 31, 2020, of lease expirations scheduled to occur during the remainder of 2020 and each of the calendar years from 2021 to 2029 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to March 31, 2020. Annualized base rent represents the rent in-place of the applicable property at March 31, 2020. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $83,181 or $17.93 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2020 (including month-to-month)	59	181,397	3.0%	$3,108	3.4%	$17.13
2021	86	338,017	5.6%	6,828	7.4%	20.20
2022	101	629,515	10.4%	11,994	12.9%	19.05
2023	110	813,860	13.4%	12,330	13.3%	15.15
2024	111	767,622	12.6%	14,480	15.6%	18.86
2025	99	787,506	12.9%	13,665	14.7%	17.35
2026	45	491,962	8.1%	6,799	7.3%	13.82
2027	23	267,213	4.4%	3,537	3.8%	13.24
2028	30	683,949	11.2%	6,235	6.7%	9.12
2029	13	188,084	3.1%	2,652	2.9%	14.10
Thereafter	32	932,335	15.3%	11,164	12.0%	11.97
Leased Total	709	6,081,460	100.0%	$92,792	100.0%	$15.26

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest & principal payments on mortgage loans and Credit Facility	•	Cash receipts from our tenants
•	Property operating expenses	•	Sale of shares through the DRP
•	General and administrative expenses	•	Proceeds from new or refinanced mortgage loans
•	Distributions to stockholders	•	Borrowing on our Credit Facility
•	Fees payable to our Business Manager and Real Estate Manager	•	Proceeds from sales of real estate
•	Repurchases of shares under the SRP
•	Acquisitions of real estate directly or through joint ventures
•	Capital expenditures, tenant improvements and leasing commissions

During January 2020, we completed the sale of three properties generating net proceeds of $37.3 million.

At March 31, 2020, we had $81 million outstanding under the Revolving Credit Facility and $150 million outstanding under the Term Loan.  At March 31, 2020 the interest rate on the Revolving Credit Facility and the Term Loan was 2.58% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and we have the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions.  The Term Loan matures on August 1, 2023. As of March 31, 2020, we had $119 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility.

As of March 31, 2020, we had total debt outstanding of $647.9 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.69% per annum.  As of March 31, 2020, the weighted average years to maturity for our debt was 3.3 years. As of March 31, 2020 and December 31, 2019, our borrowings were 48% and 49%, respectively, of the purchase price of our investment properties. At March 31, 2020 our cash and cash equivalents balance was $5.4 million.

The only debt maturity occurring in the next twelve months is one mortgage with a principal balance of $38 million during February 2021, which we have the intent to refinance. For information related to our debt maturities reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our March 31, 2020 Notes to Consolidated Financial Statements in Item 1.

In April 2020, the Company drew $24,000 on its Revolving Credit Facility to maintain a higher level of liquidity to meet its interest and principal payments and to pay its expenses in anticipation of reduced rental receipts as a result of the COVID-19 pandemic. The Company is taking measures to reduce cash expenditures, including delaying capital development projects where possible. As of May 13, 2020, the Company has paid all interest and principal amounts due and is in compliance with all financial covenants related to the Credit Facility.

Cash Flow Analysis

	Three Months Ended March 31,		Change
	2020	2019	2020 vs. 2019
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$9,556	$10,567	$(1,011)
Net cash flows used in investing activities	$36,137	$(805)	$36,942
Net cash flows used in financing activities	$(44,753)	$(11,978)	$(32,775)

Operating activities

The decrease in cash from operating activities during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to decreased collections from tenants from fewer properties held in 2020 and the timing of real estate tax payments.

Investing activities

	Three Months Ended March 31,		Change
	2020	2019	2020 vs. 2019
	(Dollar amounts in thousands)
Capital expenditures	$(1,118)	$(805)	$(313)
Proceeds from sale of investment properties	37,255	—	37,255
Net cash provided by (used in) investing activities	$36,137	$(805)	$36,942

Cash was provided by our investing activities in the three months ended March 31, 2020 compared to the cash used in the three months ended March 31, 2019. The primary change from the prior year was we received $37.3 million of proceeds from the sale of three properties during January 2020.

Financing activities

	Three Months Ended March 31,		Change
	2020	2019	2020 vs. 2019
	(Dollar amounts in thousands)
Total changes related to debt	$(36,079)	$(54)	$(36,025)
Proceeds from the distribution reinvestment plan, net of shares repurchased	2,167	—	2,167
Distributions paid	(10,841)	(11,924)	1,083
Net cash used in financing activities	$(44,753)	$(11,978)	$(32,775)

During the three months ended March 31, 2020, cash used by debt increased $36.0 million from the three months ended March 31, 2019, primarily due to net paydowns on the credit facility of $36.0 million in 2020.  During the three months ended March 31, 2020 and 2019, we generated proceeds from the sale of shares pursuant to the DRP of $4.5 million and $5.5 million, respectively.  For the three months ended March 31, 2020 and 2019, share repurchases were $2.4 million and $5.5 million, respectively. During the three months ended March 31, 2020 and 2019, we paid $10.8 million and $11.9 million, respectively, in distributions.

Distributions

For 2020 and 2019, distributions were payable quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the three months ended March 31, 2020 and 2019 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Three Months Ended March 31,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operations
2020	$8,173	$0.226875	$6,294	$4,547	$10,841	$9,556
2019	$10,741	$0.3018	$6,461	$5,463	$11,924	$10,567

(1)	Distributions were funded by cash flow from operations and cash on hand during the three months ended March 31, 2020 and 2019.

Due to the uncertainty surrounding the COVID-19 pandemic and its impact on our business, our board of directors decided to postpone the payment of the first quarter 2020 distribution. The distribution is now payable to stockholders of record on May 29, 2020 and is expected to be paid on June 1, 2020. As the situation surrounding COVID-19 develops, we and our board of directors may further revise the record date and expected payment date of this distribution or the board could decide to rescind the distribution to further supplement our cash resources.

Results of Operations

The following discussions are based on our consolidated financial statements for the three months ended March 31, 2020 and 2019. Dollar amounts are stated in thousands.

This section describes and compares our results of operations for the three months ended March 31, 2020 and 2019. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, which is a supplemental non-GAAP performance measure. A total of 44 investment properties that were acquired on or before January 1, 2019 represent our “same store” properties during the three months ended March 31, 2020 and 2019.  “Non-same store,” as reflected in the table below, consists of properties sold after January 1, 2019. For the three months ended March 31, 2020 and 2019, 15 properties that were sold constituted non-same store properties.

We believe that net operating income is useful to investors in measuring the operating performance of our property portfolio because our primary business is the ownership of real estate, and net operating income excludes various items included in GAAP net income that do not relate to, or are not indicative of, our operating performance, such as depreciation and amortization and parent-level corporate expenses (including general and administrative expenses).  Same store net operating income is useful because it eliminates differences in net operating income resulting from the acquisition or disposition of properties during the periods presented and therefore provides a better comparison of the operating performance of our properties between periods.

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three months ended March 31, 2020 and 2019, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

Comparison of the three months ended March 31, 2020 and March 31, 2019

	Total			Same Store			Non-Same Store
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental income	$29,989	$31,805	$(1,816)	$29,806	$30,378	$(572)	$183	$1,427	$(1,244)
Other property income	61	53	8	61	53	8	—	—	—
Total income	$30,050	$31,858	$(1,808)	$29,867	$30,431	$(564)	$183	1,427	$(1,244)

Property operating expenses	$5,296	$5,474	$(178)	$5,259	$5,296	$(37)	$37	178	$(141)
Real estate tax expense	3,638	4,248	(610)	3,600	3,933	(333)	38	315	(277)
Total property operating expenses	$8,934	$9,722	$(788)	$8,859	$9,229	$(370)	$75	493	$(418)

Property net operating income	$21,116	$22,136	$(1,020)	$21,008	$21,202	$(194)	$108	934	$(826)

Straight-line income (expense), net	$(62)	$220	$(282)
Amortization of intangibles and lease incentives	572	196	376
General and administrative expenses	(1,240)	(1,512)	272
Business management fee	(2,229)	(2,333)	104
Depreciation and amortization	(13,304)	(14,526)	1,222
Interest expense	(6,498)	(7,153)	655
Interest and other income	24	19	5
Net loss	$(1,621)	$(2,953)	$1,332

Net loss.  Net loss was $1,621 and $2,953 for the three months ended March 31, 2020 and 2019, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended March 31, 2020 with the results of the same investment properties owned during the three months ended March 31, 2019, property net operating income decreased $194, total property income decreased $564, and total property operating expenses including real estate tax expense decreased $370.

The decrease in “same store” total property income is primarily due to decreases in base rent and real estate tax recoveries. The decrease in “same store” total property operating expenses is primarily due to lower real estate tax expenses.

“Non-same store” total property net operating income decreased $826 during 2020 as compared to 2019. The decrease was due to 12 properties sold in the fourth quarter of 2019 and an additional three properties being owned only one month in 2020 compared to the full period in 2019. On a “non-same store” basis, total property income decreased $1,244 and total property operating expenses decreased $418 during the three months ended March 31, 2020.

Straight-line income (expense), net. Straight-line income (expense), net decreased $282 in 2020 compared to 2019. This decrease is primarily due to rent steps that reduced straight-line income.

Amortization of intangibles and lease incentives.  Income from the amortization of intangibles and lease incentives increased $376 in 2020 compared to 2019. The increase is primarily attributable to intangible liabilities written off for early tenant terminations in the first quarter 2020.

General and administrative expenses.  General and administrative expenses decreased $272 in 2020 compared to 2019.  This decrease is primarily due to lower legal costs.

Business management fee.  Business management fees decreased $104 in 2020 compared to 2019. The decrease is primarily due to 15 properties sold since March 31, 2019, including 12 in the fourth quarter of 2019 and three during January 2020.

Depreciation and amortization.  Depreciation and amortization decreased $1,222 in 2020 compared to 2019. The decrease is primarily due to properties sold in the fourth quarter 2019 and January 2020 that are no longer depreciating.

Interest expense. Interest expense decreased $655 in 2020 compared to 2019. The decrease is primarily due to lower average interest rates and a decrease in average debt outstanding in 2020 compared to 2019.

Interest and other income.  Interest and other income increased $5 in 2020 compared to 2019.  The increase is primarily due to higher average cash balances in 2020.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 18, 2020, under the heading “Critical Accounting Policies.” We are adding one critical accounting policy during the three months ended March 31, 2020 for collectability of accounts and rents receivable.

We make estimates and take into consideration certain factors that require judgments to be made as to the collectability of accounts and rents receivable. Collectability factors taken into consideration are the amounts outstanding, tenant credit worthiness, current economic trends and payment history of the tenant. We include both billed and accrued charges in our evaluation of the collectability of a tenant’s receivable balance. For tenant receivables that are considered not probable of being collected, we record an offset for uncollectable tenant revenues directly to rental income. Although we estimate uncollectible receivables and provide for them through a direct write-off against rental income, actual experience may differ from those estimates.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the three months ended March 31, 2020. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	17	117,618	$18.08	$17.75	1.9%	4.1	$0.51
Comparable New Leases	1	4,016	$28.00	$26.80	4.5%	6.0	$22.50
Non-Comparable New and Renewal Leases (a)	7	31,859	$14.15	N/A	N/A	8.6	$36.48
Total	25	153,493

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

Our FFO and MFFO for the three months ended March 31, 2020 and 2019 are calculated as follows:

		Three Months Ended March 31,
		2020	2019
		(Dollar amounts in thousands)
	Net loss	$(1,621)	$(2,953)
Add:	Depreciation and amortization related to investment properties	13,304	14,526
	Funds from operations (FFO)	11,683	11,573

Less:	Amortization of acquired market lease intangibles, net	(595)	(208)
	Straight-line income (expense), net	62	(220)
	Modified funds from operations (MFFO)	$11,150	$11,145

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our March 31, 2020 Notes to Consolidated Financial Statements in Item 1.

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

As of March 31, 2020, we had outstanding debt of $647.9 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 2.58% to 5.48% per annum. The weighted average interest rate was 3.69%, which includes the effect of interest rate swaps. As of March 31, 2020, the weighted average years to maturity for our mortgages and credit facility payable was 3.3 years.

As of March 31, 2020, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $163.9 million and a fair value of $177.6 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations.  If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $6.9 million at March 31, 2020. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $7.3 million at March 31, 2020.

As of March 31, 2020, we had $81.7 million of debt or 12.6% of our total debt, excluding mortgage premium and unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 2.59% per annum. We had variable rate debt subject to swap agreements of $402.2 million, or 62.1% of our total debt, excluding mortgage premium and unamortized debt issuance costs, at March 31, 2020.

If interest rates on all debt which bears interest at variable rates as of March 31, 2020 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $0.8 million annually. If interest rates on all debt which bears interest at variable rates as of March 31, 2020 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

For information related to our derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our March 31, 2020 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

The outbreak of the novel coronavirus (COVID-19) is growing and its impacts are uncertain and hard to measure but has already had adverse effects on our business and may worsen.

The continued spread of the COVID-19 pandemic globally has had, and could have a significantly greater, material adverse effect on the global and U.S. economies as a whole, as well as the states and cities where we own properties in particular, leading to significant adverse impacts on economic activity as well as significant volatility and lack of liquidity in financial markets, including commercial lending markets.

The impact of the COVID-19 pandemic has been rapidly evolving. The coronavirus outbreak is negatively impacting almost every industry directly or indirectly, particularly the travel, hotel and retail industries, and businesses that rely on or require close personal contact, such as live entertainment venues, gyms and exercise facilities, health and wellness service providers and beauty salons, restaurants and bars. Many of our tenants have been required by the local, state or federal authorities to cease or limit operations thereby preventing them from generating revenue. Our tenants rely on customers and many of their businesses require close personal contact. Even if not prevented by the local, state or federal authorities, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which will likely further result in reductions in customer foot traffic and reduced demand for our tenants’ products and services and may diminish the demand for space and the corresponding amounts of rent we can obtain for our properties and harm our tenants’ ability or willingness to pay us rent. As of May 11, 2020, we had 62% of tenants confirming full or partial closures, based on annualized base rent. We received April and May rent payments from approximately 56% and 32% of our portfolio, respectively, based on billings. In addition, a number of our tenants have requested short-term rent relief, most often in the form of rent deferral requests, from approximately 57% of our portfolio, as measured by annualized base rent. Rent deferrals will reduce our cash available to pay operating expenses and service our debt obligations. Any rent forgiveness would further reduce our available cash. Enforcing our rights as landlord against tenants who fail to pay rent or otherwise do not comply with the terms of their leases may be costly and may consume valuable time and resources, and even if we obtain a judgment, tenants that have been severely impacted may not be able to pay us what we are owed. Our ability to recover amounts under the terms of our leases may further be restricted or delayed due to moratoriums imposed by various jurisdictions in light of the COVID-19 pandemic on landlord-initiated commercial eviction and collection actions. If any of our tenants, or any guarantor of a tenant’s lease obligations, files for bankruptcy, we could be further adversely affected due to loss of revenue but also because the bankruptcy may also make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates. Further, certain of our tenants may not be eligible for or may not be successful in securing stimulus funds under the Coronavirus Aid, Relief, and Economic Security Act of 2020 or other government aid programs and there is no assurance they will pay rent even if they qualify.

As reference above, a decrease in demand for in-person retail businesses could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates and we could incur significant re-leasing costs and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer. Some tenants that have been forced to close or whose customers and potential customers change their habits in light of the coronavirus may not re-open even after the aforementioned restrictions are lifted, which could have a material impact on occupancy at our properties and may materially impact our results. Even if co-tenancy rights do not exist, other tenants may experience downturns in their businesses that could further threaten their ongoing ability to continue paying rent and remain solvent.

Additionally, many manufacturers of goods and suppliers and processors of food in many countries have been completely or partially shut down or are not able to function at full capacity in an attempt to curb the spread of the illness, which could lead to a temporary or long-term disruptions in supply chains and may also impact the operations at each of our tenants, further impacting their revenues and ability to pay rent when due.

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

The COVID-19 pandemic has triggered a decrease in global economic activity that may result in a global recession. A sustained downturn in the U.S. economy and reduced consumer spending as well as reduced consumer activity at brick-and-mortar commercial establishments due to the prolonged existence and threat of the COVID-19 pandemic could cause an economic recession in the U.S. all of which could impact the ability of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy. Moreover, the demand for leasing space in our properties could substantially decline during a significant downturn in the U.S. economy which could result in a decline in our occupancy percentage and reduction in rental revenues.

Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity and ability to draw upon or increase the size of our Credit Facility, prospects and ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay distributions to our stockholders would be adversely affected if a significant number of tenants continue to be unable to meet their obligations to us. Also, there is no assurance that we will be able to refinance maturing debt on terms and conditions acceptable to us.

We rely on the Business Manager to manage our day-to-day operations. Non-essential businesses have been closed in Illinois per the order of the Governor of Illinois, including our corporate headquarters in Oak Brook. Though many people are able to work remotely, the business and operations of our Business Manager and its affiliates may also be adversely impacted by the coronavirus outbreak, including illness or quarantine of members of its workforce, which may negatively impact its ability to provide us services to the same degree as it had prior to the outbreak and may adversely affect our financial reporting systems and internal controls and procedures and increase vulnerability to security breaches, information technology disruptions and other similar events.

The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged outbreak as well as related mitigation efforts could continue to have a material impact on the cash rents that we are able to collect and would materially and adversely affect our business, results of operations and financial condition. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

The strategic plan adopted by our board of directors on February 11, 2019, may evolve or change over time, particularly in light of the COVID-19 pandemic, and there is no assurance we will be able to successfully achieve our board’s objectives under the strategic plan, including listing our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act.

Share Repurchase Program

We adopted the SRP effective October 18, 2012, under which we are authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year. The SRP may be amended or terminated in our sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), as defined in the SRP, the one year holding period does not apply. The SRP was amended and restated effective January 1, 2018 to change the processing of repurchase requests from a monthly to a quarterly basis to align with the move to quarterly distributions. On February 11, 2019, our board of directors adopted a second amended and restated SRP, effective March 21, 2019. On March 3, 2020 our board of directors adopted a third amended and restated SRP (the “Third A&R SRP”).

Under the Third A&R SRP, we are authorized to make ordinary repurchases and Exceptional Repurchases at a price equal to 80.0% of the “share price,” which is defined in the Third A&R SRP as an amount equal to the lesser of: (A) $25, as adjusted under certain circumstances, including, among other things, if the applicable shares were purchased from us at a discounted price; or (B) the most recently disclosed estimated value per share. Prior to the amendment, we were authorized to make Exceptional Repurchases at a price equal to 100% of the “share price.”

The Third A&R SRP provides our board of directors with the discretion to reduce the funding limit for share repurchases.  Prior to the amendment, the funding for ordinary repurchases was limited to the proceeds from the DRP during a particular quarter.  The A&R SRP limits the dollar amount for any repurchases made by us each calendar quarter to an amount equal to a percentage determined in the sole discretion of our board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter.  For the quarter ended March 31, 2020, our board determined a funding limit equal to 50% of the net proceeds from the DRP for the quarter ended March 31, 2020. We continue to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for any stock splits or other combinations.

If either or both of the repurchase limitations prevent us from repurchasing all of the shares offered for repurchase during a calendar quarter, we will repurchase shares, on a pro rata basis within each category below, in accordance with the repurchase limitations in the following order: (a) first, all Exceptional Repurchases and (b) second, all ordinary repurchases. The Third A&R SRP provides that a requesting party must own shares of at least $500 after giving effect to any repurchase by the Company. If a requesting party would fail to maintain this minimum balance after giving effect to any repurchase, we may, in our discretion, repurchase the remaining balance of shares which is less than $500, subject to the 5% share limit described above. For any quarter ended, unfulfilled repurchase requests will be included in the list of requests for the following quarter unless the request is withdrawn in accordance with the SRP. However, each stockholder who has submitted a repurchase request must submit an acknowledgment annually after we publish a new estimated value per share acknowledging, among other things, that the stockholder wishes to maintain the request. If we do not receive the acknowledgment prior to the repurchase date, we will deem the request to have been withdrawn.

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

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended March 31, 2020.

(Dollar amounts in thousands, except per share amounts)

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 2020	4,987	4,987	$20.12	$100	4,987	1,784,982
February 2020	—	—	—	—	—	1,784,982
March 2020	362,994	—	—	—	—	1,784,982
Total	367,981	4,987	$20.12	$100	4,987

(1)	Our SRP was announced on October 18, 2012.

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

3.1

Second Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

3.2

Inland Real Estate Income Trust, Inc. Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 16, 2018 (file number 000-55146))

3.3

Inland Real Estate Income Trust, Inc. Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 16, 2018 (file number 000-55146))

3.4

Second Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 13, 2015 (file number 000-55146))

4.1

Third Amended and Restated Share Repurchase Program effective April 10, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 5, 2020 (file number 000-55146))

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the Securities and Exchange Commission on November 13, 2019 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	May 13, 2020

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	May 13, 2020