Form 10-Q
period 2020-06-30
Inland Real Estate Income Trust, Inc.
filed 2020-08-14
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

Yes  ☐    No  ☒

As of August 13, 2020, there were 36,020,345 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Assets:
Investment properties held and used:
Land	$267,946	$267,946
Building and other improvements	985,616	983,923
Total	1,253,562	1,251,869
Less accumulated depreciation	(189,052)	(170,269)
Net investment properties held and used	1,064,510	1,081,600
Investment properties and related assets held for sale	—	38,752
Cash and cash equivalents	31,624	4,516
Restricted cash	1,073	1,017
Accounts and rent receivable, net	22,974	17,231
Acquired lease intangible assets, net	80,790	89,352
Operating lease right-of-use asset, net	15,243	15,478
Other assets	4,685	6,613
Total assets	$1,220,899	$1,254,559

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$669,328	$681,327
Accounts payable and accrued expenses	9,446	7,951
Operating lease liability	23,863	23,696
Distributions payable	—	10,841
Acquired intangible liabilities, net	44,463	46,820
Due to related parties	2,773	5,023
Liabilities associated with investment properties held for sale	—	1,716
Other liabilities	26,499	16,666
Total liabilities	776,372	794,040

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,020,345 and 35,799,388 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	36	36
Additional paid in capital	810,173	805,722
Accumulated distributions and net loss	(344,265)	(338,331)
Accumulated other comprehensive loss	(21,417)	(6,908)
Total stockholders’ equity	444,527	460,519
Total liabilities and stockholders’ equity	$1,220,899	$1,254,559

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income:
Rental income	$26,176	$31,512	$56,876	$63,934
Other property income	53	69	114	122
Total income	26,229	31,581	56,990	64,056

Expenses:
Property operating expenses	4,037	5,438	9,534	11,113
Real estate tax expense	3,784	3,890	7,422	8,138
General and administrative expenses	1,447	1,361	2,687	2,873
Business management fee	2,231	2,335	4,460	4,668
Depreciation and amortization	12,833	14,089	26,137	28,615
Total expenses	24,332	27,113	50,240	55,407

Other Income (Expense):
Interest expense	(6,279)	(7,170)	(12,777)	(14,323)
Interest and other income	69	26	93	45
Net loss	$(4,313)	$(2,676)	$(5,934)	$(5,629)

Net loss per common share, basic and diluted	$(0.12)	$(0.07)	$(0.16)	$(0.16)

Weighted average number of common shares outstanding, basic and diluted	36,020,150	35,686,902	36,019,771	35,635,436

Comprehensive loss:
Net loss	$(4,313)	$(2,676)	$(5,934)	$(5,629)
Unrealized loss on derivatives	(1,930)	(7,206)	(16,482)	(11,406)
Reclassification adjustment for amounts included in net loss	1,570	(443)	1,973	(897)
Comprehensive loss	$(4,673)	$(10,325)	$(20,443)	$(17,932)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended June 30, 2020
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2020	36,020,341	$36	$810,182	$(348,125)	$(21,057)	$441,036

Rescission of Q1 2020 distribution (See Note 8)	—	—	—	8,173	—	8,173
Shares repurchased	(1,743)	—	(25)	—	—	(25)
Unrealized loss on derivatives	—	—	—	—	(1,930)	(1,930)
Reclassification adjustment for amounts included in net loss	—	—	—	—	1,570	1,570
Equity-based compensation	1,747	—	16	—	—	16
Net loss	—	—	—	(4,313)	—	(4,313)
Balance at June 30, 2020	36,020,345	$36	$810,173	$(344,265)	$(21,417)	$444,527

For the three months ended June 30, 2019
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2019	35,447,385	$35	$798,483	$(297,443)	$839	$501,914

Distributions declared ($0.3018 per share)	—	—	—	(10,772)	—	(10,772)
Proceeds from distribution reinvestment plan	240,331	1	4,834	—	—	4,835
Shares repurchased	(117,452)	—	(2,363)	—	—	(2,363)
Unrealized loss on derivatives	—	—	—	—	(7,206)	(7,206)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(443)	(443)
Equity-based compensation	1,445	—	13	—	—	13
Net loss	—	—	—	(2,676)	—	(2,676)
Balance at June 30, 2019	35,571,709	$36	$800,967	$(310,891)	$(6,810)	$483,302

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the six months ended June 30, 2020
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2019	35,799,388	$36	$805,722	$(338,331)	$(6,908)	$460,519

Distributions declared ($0.226875 per share)	—	—	—	(8,173)	—	(8,173)
Rescission of Q1 2020 distribution (See Note 8)	—	—	—	8,173	—	8,173
Proceeds from distribution reinvestment plan	225,940	—	4,547	—	—	4,547
Shares repurchased	(6,730)	—	(127)	—	—	(127)
Unrealized loss on derivatives	—	—	—	—	(16,482)	(16,482)
Reclassification adjustment for amounts included in net loss	—	—	—	—	1,973	1,973
Equity-based compensation	1,747	—	31	—	—	31
Net loss	—	—	—	(5,934)	—	(5,934)
Balance at June 30, 2020	36,020,345	$36	$810,173	$(344,265)	$(21,417)	$444,527

For the six months ended June 30, 2019
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	35,343,256	$35	$795,409	$(283,859)	$5,493	$517,078

Distributions declared ($0.6036 per share)	—	—	—	(21,513)	—	(21,513)
Proceeds from distribution reinvestment plan	484,748	1	10,297	—	—	10,298
Shares repurchased	(257,740)	—	(4,765)	—	—	(4,765)
Unrealized loss on derivatives	—	—	—	—	(11,406)	(11,406)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(763)	(763)
Cumulative reversal of recognized hedge ineffectiveness (see Note 2)	—	—	—	134	(134)	—
Cumulative-effect adjustment recognized upon adoption of ASC 842 (see Note 2)	—	—	—	(24)	—	(24)
Equity-based compensation	1,445	—	26	—	—	26
Net loss	—	—	—	(5,629)	—	(5,629)
Balance at June 30, 2019	35,571,709	$36	$800,967	$(310,891)	$(6,810)	$483,302

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,934)	$(5,629)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,137	28,615
Amortization of debt issuance costs and mortgage premiums, net	290	302
Amortization of acquired market leases, net	(828)	(600)
Amortization of equity-based compensation	31	26
Reduction in the carrying amount of the right-of-use-asset	235	245
Straight-line income, net	(659)	(826)
Other non-cash adjustments	7	9
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,383	1,125
Accounts and rent receivable	(4,391)	594
Due to related parties	(2,260)	88
Operating lease liability	167	157
Other liabilities	(1,105)	(1,304)
Other assets	303	30
Net cash flows provided by operating activities	13,376	22,832

Cash flows from investing activities:
Capital expenditures	(2,479)	(3,833)
Proceeds from sale of investment properties	37,255	—
Net cash flows provided by (used in) investing activities	34,776	(3,833)

Cash flows from financing activities:
Payment of credit facility	(43,022)	—
Proceeds from credit facility	31,000	—
Payment of mortgages payable	(267)	(107)
Proceeds from the distribution reinvestment plan	4,547	10,298
Shares repurchased	(2,405)	(7,865)
Distributions paid	(10,841)	(22,666)
Net cash flows used in financing activities	(20,988)	(20,340)

Net increase (decrease) in cash, cash equivalents and restricted cash	27,164	(1,341)
Cash, cash equivalents and restricted cash, at beginning of the period	5,533	16,240
Cash, cash equivalents and restricted cash, at end of period	$32,697	$14,899

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:

Cash paid for interest	$12,515	$13,360

Supplemental schedule of non-cash investing and financing activities:

Establishment of operating lease right-of-use asset	$—	$15,963

Establishment of operating lease liability	$—	$23,377

Accrued capital expenditures	$72	$353

Accrued share repurchase program liability	$—	$2,363

Distributions payable	$—	$10,772

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

In connection with the Strategic Plan, the Company’s share repurchase program (as amended, the “SRP”) was amended and restated, effective March 21, 2019, and the Business Management Agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all future acquisition and disposition fees. On March 3, 2020, the Company’s SRP was further amended and restated (the “Third A&R SRP”), which became effective on April 10, 2020, as further described below in Note 3 – “Equity”. The Strategic Plan may evolve or change over time. For example, the Company may decide to focus more on redeveloping existing properties relative to investing in new grocery-anchored centers, depending on such factors, including, but not limited to, market prices for its properties, availability of capital for redevelopment and construction costs. There is no assurance, particularly in light of the COVID-19 pandemic, that the Company will be able to successfully implement the Strategic Plan, including listing the Company’s common stock, within the timeframe we would expect or would prefer or at all.

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

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other fundamental expenses, such as debt payments, the Company’s board of directors has suspended distributions, rescinded the first quarter distribution that was previously declared and suspended the Company’s DRP and SRP until further notice. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020. Any unfulfilled repurchase requests will automatically roll over for processing under the terms and conditions of the SRP when the Company restarts the plan, unless a stockholder withdraws the request for repurchase.

At June 30, 2020, the Company owned 44 retail properties, totaling 6,470,347 square feet.  The properties are located in 21 states.  At June 30, 2020, the portfolio had a weighted average physical occupancy of 93.4% and economic occupancy of 94.0%.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 18, 2020, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2020, except as noted below.

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

Significant Risks and Uncertainties related to COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties is the potential further adverse effect of the current pandemic of the novel coronavirus, or COVID-19. A number of our tenants had temporarily closed their stores and requested rent deferral or rent abatement during this pandemic. Many experts predict that the outbreak will trigger, or even has already triggered, a period of global economic slowdown or a global recession.

The COVID-19 pandemic has already had a material impact on the Company’s operations (See Note  5 – “Leases”) and could continue to have material and adverse effects on our financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:

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

The extent to which the COVID-19 pandemic impacts the Company’s operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

June 30, 2020

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

June 30, 2020

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	June 30,
	2020	2019
Cash and cash equivalents	$31,624	$13,897
Restricted cash	1,073	1,002
Total cash, cash equivalents, and restricted cash	$32,697	$14,899

Income Tax

During the year ended December 31, 2018, the Company recorded an impairment charge of $15,405 related to its investment in Mainstreet Texas Development Fund, LLC, a joint venture formed to develop three transitional care/rapid recovery centers (“Mainstreet JV”). The Company’s investment in Mainstreet JV was held through a taxable REIT subsidiary. The TRS is expected to report both capital and net operating losses relating to its joint venture in its 2019 tax return. Based on an effective tax rate of 28.51%, which is calculated by combining a 21% Federal tax rate and an IL tax rate of 7.51% (9.5% state rate net of the Federal benefit), the deferred tax benefit related to this investment is approximately $4,400. Since the taxable REIT subsidiary does not currently conduct any activities outside the investment in Mainstreet JV, management does not believe it is more likely than not that the taxable REIT subsidiary will be able to utilize these losses in future tax periods. As a result, management recorded a full valuation allowance of $4,400 to account for this uncertainty.

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering.  As of June 30, 2020, there were 36,020,345 shares of common stock outstanding including 5,574,215 shares issued through the DRP, net of 3,092,634 shares repurchased through the SRP.

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

Distributions reinvested through the DRP were $4,835 for the three months ended June 30, 2019. There were no distributions reinvested through the DRP during the three months ended June 30, 2020 due to the suspension of the DRP discussed in Note 1 – “Organization.” Distributions reinvested through the DRP were $4,547 and $10,298 for the six months ended June 30, 2020 and 2019, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

Share Repurchase Program

The Company adopted the SRP effective October 18, 2012, under which the Company is authorized to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who have held their shares for at least one year. The SRP may be amended or terminated at the Company’s sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), as defined in the SRP, the one year holding period does not apply. On February 11, 2019, the Company’s board of directors adopted a second amended and restated SRP, effective March 21, 2019, which reduced the price the Company was authorized to make ordinary repurchases from a range of 92.5% to 100% of the “share price” down to 80% of the “share price.” The “share price” is defined in the second amended and restated SRP as an amount equal to the lesser of: (A) $25, as adjusted under certain circumstances, including, among other things, if the applicable shares were purchased from the Company at a discounted price; or (B) the most recently disclosed estimated value per share. On March 3, 2020 the Company’s board of directors adopted the Third A&R SRP. Under the Third A&R SRP, the Company is authorized to make ordinary repurchases and Exceptional Repurchases at a price equal to 80.0% of the “share price,” which is defined in the Third A&R SRP the same way as described above for the second amended and restated SRP. Prior to the amendment, the Company was authorized to make Exceptional Repurchases at a price equal to 100% of the “share price.”

The Third A&R SRP provides the Company’s board of directors with the discretion to reduce the funding limit for share repurchases. The Third A&R SRP limits the dollar amount for any repurchases made by the Company each calendar quarter to an amount equal to a percentage determined in the sole discretion of the board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter.  As the Company’s board of directors has suspended the SRP, there is no current effective funding limit based on % of the net proceeds from the DRP. See Note 1 – “Organization” for further discussion on the suspension of the SRP. The Company continues to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for any stock splits or other combinations.

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

Repurchases through the SRP were $25 and $2,363 for the three months ended June 30, 2020 and 2019, respectively. Repurchases through the SRP were $127 and $4,765 for the six months ended June 30, 2020 and 2019, respectively. At December 31, 2019, the Company’s liability related to the SRP was $2,278, recorded in other liabilities on the Company’s consolidated balance sheet. There was no liability related to the SRP at June 30, 2020 due to the suspension of the SRP. See Note 1 – “Organization” for further discussion on the suspension of the SRP.

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

June 30, 2020

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

Rental income related to the Company's operating leases is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental income - fixed payments	$20,938	$25,309	$44,968	$50,804
Rental income - variable payments (a)	5,005	5,811	11,080	12,530
Amortization of acquired market leases, net	233	392	828	600
Rental income	$26,176	$31,512	$56,876	$63,934

(a)	Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The Company is closely monitoring the impact of the COVID-19 pandemic on the collectability of lease payments. As of June 30, 2020, the Company’s accounts and rent receivable, net balance is $22,974, which is net of an allowance for bad debts of $3,627 and includes $4,477 of deferred rent receivable related to COVID-19 agreements negotiated with tenants. Such agreements generally allow tenants to defer the payment of a portion of rent with no substantive changes to the consideration in the original lease. Consistent with the guidance in the Lease Modification Q&A issued by the FASB, such deferrals affect the timing, but not the amount, of the lease payments. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivable as tenant payments accrue and continues to recognize rental income.

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Intangible assets:
Acquired in-place lease value	$156,918	$160,214
Acquired above market lease value	45,742	45,783
Accumulated amortization	(121,870)	(113,308)
Less: Assets related to investment properties held for sale	—	(3,337)
Acquired lease intangibles, net	$80,790	$89,352
Intangible liabilities:
Acquired below market lease value	$70,260	$71,153
Accumulated amortization	(25,797)	(23,590)
Less: Liabilities related to investment properties held for sale	—	(743)
Acquired below market lease intangibles, net	$44,463	$46,820

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

June 30, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

Amortization pertaining to acquired in-place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization recorded as amortization expense:
Acquired in-place lease value	$3,305	$4,188	$7,033	$9,029
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(746)	$(846)	$(1,529)	$(1,750)
Acquired below market leases	979	1,238	2,357	2,350
Net rental income increase	$233	$392	$828	$600

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2020 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2020 (remainder of year)	$5,941	$1,491	$1,891
2021	10,537	2,953	3,689
2022	7,898	2,664	3,456
2023	6,671	2,477	3,198
2024	5,664	2,308	3,021
Thereafter	18,691	13,495	29,208
Total	$55,402	$25,388	$44,463

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of June 30, 2020 and December 31, 2019, the Company had the following mortgages and credit facility payable:

	June 30, 2020		December 31, 2019
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$163,876	4.25%	$163,986	4.25%
Variable rate mortgages payable with swap agreements	252,087	3.33%	252,244	3.33%
Variable rate mortgages payable without swap agreements	684	1.77%	684	3.29%
Mortgages payable	$416,647	3.69%	$416,914	3.69%
Credit facility payable	255,000	3.27%	267,022	3.92%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$671,647	3.53%	$683,936	3.78%
Add: Unamortized mortgage premiums	735		1,051
Less: Unamortized debt issuance costs	(3,054)		(3,660)
Total debt	$669,328		$681,327

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $671,647 and $683,936 as of June 30, 2020 and December 31, 2019, respectively, and its estimated fair value was $686,352 and $689,790 as of June 30, 2020 and December 31, 2019, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

As of June 30, 2020, scheduled principal payments and maturities on the Company’s debt were as follows:

	June 30, 2020
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2020 (remainder of the year)	$648	$—	$—	$648
2021	1,532	82,740	—	84,272
2022	615	101,537	105,000	207,152
2023	326	91,230	150,000	241,556
2024	341	—	—	341
Thereafter	295	137,383	—	137,678
Total	$3,757	$412,890	$255,000	$671,647

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

At June 30, 2020, the Company had $105,000 outstanding under the Revolving Credit Facility and $150,000 outstanding under the Term Loan.  At June 30, 2020 the interest rate on the Revolving Credit Facility and the Term Loan was 1.83% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions.  The Term Loan matures on August 1, 2023. As of June 30, 2020, the Company had $95,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base.  Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility. At June 30, 2020, there were 25 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due.  As of June 30, 2020, the Company is in compliance with all financial covenants related to the Credit Facility.

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2020, the Company was current on all of the payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of June 30, 2020, the weighted average years to maturity for the Company’s mortgages payable was 3.2 years.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s interest rate swap contracts outstanding as of June 30, 2020.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at June 30, 2020
Liabilities
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(192)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,244	(1,373)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(534)
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	(506)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(2,811)
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	(279)
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	(1,677)
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	(1,689)
June 5, 2017	May 31, 2017	May 15, 2022	1.90%	14,700	(485)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	60,000	(4,747)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(1,978)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(1,981)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	40,000	(3,165)
				$402,088	$(21,417)

(a)   Receive floating rate index based upon one-month LIBOR. At June 30, 2020, the one-month LIBOR was 0.16%.

On January 1, 2019, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities which eliminated the requirement to separately measure and report hedge ineffectiveness. For derivative instruments that are designated and qualify as a cash flow hedge, the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness should be recorded in other comprehensive income (OCI). When the amounts recorded in OCI are reclassified to earnings, they should be presented in the same income statement line item as the effect of the hedged item. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019
Effective portion of derivatives	$(1,930)	$(7,206)	$(16,482)	$(11,406)
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$1,570	$(443)	$1,973	$(897)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $6,279 and $7,170, for the three months ended June 30, 2020 and 2019, respectively. The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $12,777 and $14,323 for the six months ended June 30, 2020 and 2019, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive loss is reported in interest expense on the consolidated statements of operations and comprehensive loss. The amount that is expected to be reclassified from accumulated other comprehensive loss into income in the next twelve months is $7,451.

NOTE 8 – DISTRIBUTIONS

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other fundamental expenses, during the second quarter the Company’s board of directors rescinded the first quarter distribution and suspended distributions until further notice.

In 2019, the Company declared quarterly distributions in the amount of $0.3018 per share, payable in arrears the following quarter.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

The table below presents the distributions paid, declared and rescinded during the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Distributions paid	$—	$10,742	$10,841	$22,666
Distributions declared	$—	$10,772	$8,173	$21,513
Distributions rescinded	$(8,173)	$—	$(8,173)	$—

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS.  As a result of a net loss in the three and six months ended June 30, 2020, 6,892 shares and 6,667 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net loss in the three and six months ended June 30, 2019, 4,648 shares and 4,381 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 11 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units are issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares are included in common stock outstanding on the date of vesting. Restricted share units are included in common stock outstanding on the date they are transferred to the non-employee director or their beneficiary. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $16 and $31, in the aggregate, for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, the Company had $105 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.8 years. The total fair value at the vesting date for restricted shares and restricted share units that vested during both the three and six months ended June 30, 2020 was $46. The total fair value at the vesting date for restricted shares and restricted share units that vested during both the three and six months ended June 30, 2019 was $39.

A summary table of the status of the restricted shares and restricted share units is presented below:

	Restricted Shares	Restricted Share Units
Outstanding at December 31, 2019	3,906	1,480
Granted (at grant date fair value of $18.15 per share)	4,408	—
Vested	(1,747)	(760)
Outstanding at June 30, 2020	6,567	720

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, retail real estate, for the six months ended June 30, 2020 and 2019.

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the six months ended June 30, 2020 and 2019. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended June 30,		Six Months Ended June 30,		Unpaid amounts as of
		2020	2019	2020	2019	June 30, 2020	December 31, 2019
General and administrative reimbursements	(a)	$461	$387	$790	$725	$252	$188

Real estate management fees		$784	$1,207	$1,869	$2,293	$—	$—
Property operating expenses		271	284	546	568	181	—
Construction management fees		5	25	9	74	27	23
Leasing fees		23	65	106	154	82	143
Total real estate management related costs	(b)	$1,083	$1,581	$2,530	$3,089	$290	$166

Business management fees	(c)	$2,231	$2,335	$4,460	$4,668	$2,231	$4,675

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

June 30, 2020

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2020
Interest rate swap agreements - Other assets	$—	$—	$—	$—
Interest rate swap agreements - Other liabilities	$—	$21,417	$—	$21,417
December 31, 2019
Interest rate swap agreements - Other assets	$—	$715	$—	$715
Interest rate swap agreements - Other liabilities	$—	$7,622	$—	$7,622

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

NOTE 15 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to June 30, 2020 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

There were no reportable subsequent events or transactions.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the Securities and Exchange Commission on May 13, 2020, and in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 18, 2020, and factors described below:

•

Market disruptions resulting from the economic effects of the COVID-19 pandemic or otherwise will adversely impact many aspects of our operating results and financial condition, including our ability to service our debt obligations, borrow additional monies or pay distributions;

•	We have incurred net losses on a U.S. generally accepted accounting principles (“U.S. GAAP”) basis for the three and six months ended June 30, 2020 and 2019 and for the year ended December 31, 2019;
•

There is no established public trading market for our shares, our stockholders cannot currently sell their shares under our share repurchase program (as amended, “SRP”), which has been suspended and may be amended or terminated in our sole discretion, and even if the SRP is restarted, stockholders may not be able to sell all of the shares they would like to sell;

•	Even if our stockholders are able to sell their shares under the SRP, or otherwise, they may not be able to recover the amount of their investment in our shares;
•	There is no assurance our board of directors will pursue a listing or other liquidity event at any time in the future, particularly in light of the COVID-19 pandemic;
•	Our charter generally limits the total amount we may borrow to 300% of our net assets, equivalent to 75% of the costs of our assets;
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

•

The use of the internet by consumers to shop is expected to continue to expand, and this expansion may be accelerated by the effects of the COVID-19 pandemic, which would result in a further downturn in the business of our current tenants in their “brick and mortar” locations and could affect their ability to pay rent and the way they lease retail center space; and

•

We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in credit markets of the United States from time to time, including disruptions and dislocations caused by the ongoing COVID-19 pandemic.

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

The following discussion and analysis relates to the six months ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

At June 30, 2020, we had total assets of $1.2 billion and owned 44 properties located in 21 states containing 6.5 million square feet.  A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. As of June 30, 2020, 85% of our annualized base rental income was generated from grocery-anchored or grocery shadow-anchored shopping centers. A grocery shadow-anchored shopping center is a shopping center located near a grocery store that generates traffic for the shopping center, but which is not a part of the shopping center. The portfolio properties have staggered lease maturity dates and anchor tenants generally with strong credit ratings. Grocery tenants accounted for 14.7% of our annualized base rent (“ABR”) as of June 30, 2020.

We commenced our “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015.  We sold 33,534,022 shares of common stock generating gross proceeds of $834.4 million from the Offering.  On March 3, 2020, our board of directors determined an estimated per share net asset value of our common stock of $18.15 as of December 31, 2019.

COVID-19 Pandemic

We are closely monitoring the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our business and locations, including how it is impacting our tenants and vendors. In the second quarter, we recognized bad debt expense of $3.1 million mostly as a result of the pandemic. Additionally, we deferred $4.5 million of rent during the second quarter pursuant to agreements negotiated with tenants in the wake of the COVID-19 pandemic. See Note 5 – “Leases” for additional information. We are unable to predict with certainty the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties.

In addition, we cannot predict the impact that COVID-19 will have on our tenants and other business partners, such as vendors and service providers; however, any material effect on these parties would adversely impact us. As of August 10, 2020, many tenants are operating in a materially reduced capacity. As of August 10, 2020, rents collected as a percentage of billings, applying cash received to the billed amounts that have been outstanding for the longest period of time, were 81% in April, 76% in May, 74% in June, and 87% in July. Total cash received in the form of rent payments (without applying the cash to any particular amount due) during the month of May increased by $1.1 million from April (from $5.7 million to $6.8 million). June cash rent receipts increased $1.7 million from May (from $6.8 million to $8.5 million), which also represents a very slight increase from the $8.4 million of cash rent payments received in March before most of the effects of the pandemic were felt by our tenants. July cash rent receipts increased by $1.5 million from June (from $8.5 million to $10.0 million). Payment plans mostly in the form of rent deferrals have been reached with 247 leases comprising 40% of annualized base rent and we are still in active negotiations with other tenants. Deferrals represent $5.6 million in total rent, and modifications and rent abatements represent $1.7 million in total rent. Deferrals and abatements agreed upon with anchor tenants represent $4.6 million in rent, versus $2.7 million agreed upon with small-shop tenants. Not all tenant requests will ultimately result in payments plans, and we manage negotiations with tenants on a case-by-case basis. We have sent some tenants notices of default, including to one of our ten largest tenants by annualized base rent, which has since resumed paying rent but with which we are still negotiating with respect to unpaid amounts still owed. July and August collections and rent relief requests to-date may not be indicative of collections or requests in any future period. We are closely monitoring the impact of the COVID-19 pandemic on the collectability of lease payments.

The impact of the COVID-19 pandemic on our rental revenue for the third quarter of 2020 and thereafter cannot, however, be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business.

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

Company Update – Three and Six Months Ended June 30, 2020

On February 11, 2019, our board of directors approved a strategic plan with the goal of providing a future liquidity to investors and creating long-term stockholder value. The strategic plan centers around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team and our board of directors are considering the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. We plan to move toward a liquidity event in the future, market conditions permitting, most likely through a listing on a public securities exchange. As part of the strategic plan, we preliminarily identified a select number of properties we would consider selling and marketed them. As further described in Note 4 – “Dispositions”, we have completed the sale of three of the selected properties in the first quarter. The strategic plan may evolve or change over time. For example, we may decide to focus more on redeveloping existing properties relative to investing in new grocery-anchored centers, depending on such factors, including, but not limited to, market prices for our properties, availability of capital for redevelopment and construction costs. There is no assurance we will be able to successfully implement the strategic plan, including listing our common stock, and the timing of the execution of the strategic plan may be impacted by the COVID-19 pandemic.

To preserve cash for the payment of operating and other fundamental expenses, such as debt payments, during the COVID-19 pandemic, our board of directors has suspended distributions and rescinded the first quarter distribution that was expected to be paid on June 1, 2020 to stockholders of record on May 29, 2020. Our board of directors has also suspended our DRP and SRP until further notice. These actions are being taken until there is better clarity on our tenants’ ability and willingness to pay rent and meet other lease obligations and, ultimately, the performance of our shopping centers. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020. Any unfulfilled repurchase requests will automatically roll over for processing under the terms and conditions of the SRP when we restart our plan, unless a stockholder withdraws the request for repurchase.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of June 30, 2020
Number of properties	44
Purchase price	$1,344,979
Total square footage	6,470,347
Weighted average physical occupancy	93.4%
Weighted average economic occupancy	94.0%
Weighted average remaining lease term (years)	5.2

The table below presents information for each of our investment properties as of June 30, 2020.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	159,258	98.1%	98.1%	—	—
Park Avenue (a)	Little Rock, AR	79,131	62.2%	85.4%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	100.0%	100.0%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	96.3%	96.3%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	100.0%	100.0%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	88.6%	88.6%	—	—
Dogwood Festival (a)	Flowood, MS	187,610	90.0%	90.0%	—	—
Pick N Save Center (a)	West Bend, WI	94,000	98.9%	98.9%	—	—
Harris Plaza (a)	Layton, UT	125,965	81.4%	81.4%	—	—
Dixie Valley	Louisville, KY	119,981	92.5%	92.5%	6,798	3.43%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	97.4%	97.4%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	92.6%	92.6%	—	—
Harvest Square	Harvest, AL	70,590	92.1%	92.1%	6,429	4.65%
Heritage Square	Conyers, GA	22,510	95.8%	95.8%	4,460	5.10%
The Shoppes at Branson Hills (a)	Branson, MO	256,329	74.9%	74.9%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	87.6%	87.6%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	96.1%	96.1%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	98.3%	98.3%	13,100	3.24%
Eastside Junction	Athens, AL	79,700	87.7%	87.7%	5,971	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	97.4%	97.4%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	100.0%	100.0%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	94.6%	94.6%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	79.0%	79.0%	4,650	5.30%
Frisco Marketplace (a)	Frisco, TX	112,024	90.9%	94.9%	—	—
White City	Shrewsbury, MA	257,121	89.6%	90.8%	49,243	3.24%
Yorkville Marketplace (a)	Yorkville, IL	111,591	92.4%	92.4%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.2%	98.2%	13,700	3.30%
Marketplace at El Paseo	Fresno, CA	224,683	98.2%	99.0%	38,000	2.95%
The Village at Burlington Creek	Kansas City, MO	158,049	72.4%	72.4%	17,723	4.25%
Milford Marketplace	Milford, CT	111,720	89.4%	89.4%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,821	99.1%	99.1%	76,533	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	95.2%	95.2%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	97.2%	97.2%	—	—
Marketplace at Tech Center	Newport News, VA	210,297	89.9%	95.0%	47,550	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,662	95.6%	95.6%	43,680	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	99.1%	99.1%	—	—
Pentucket Shopping Center	Plaistow, NH	198,469	98.0%	98.0%	14,700	3.65%
Coastal North Town Center - Phase II	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
Portfolio total		6,470,347	93.4%	94.0%	$416,647	3.69%

(a)	Property is included in the pool of unencumbered properties under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of June 30, 2020.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	4	$3,374	3.6%	$13.52	249,493	3.8%
The TJX Companies, Inc.	12	3,030	3.2%	9.83	308,253	4.8%
Ross Dress for Less, Inc.	9	2,449	2.6%	10.32	237,165	3.7%
Albertsons/Jewel/Shaw's	2	2,304	2.5%	18.02	127,892	2.0%
Ulta Salon, Cosmetics & Fragrance Inc.	9	2,151	2.3%	22.73	94,658	1.5%
PetSmart	7	2,020	2.2%	14.58	138,578	2.1%
Dicks Sporting Goods, Inc.	4	2,012	2.2%	11.13	180,766	2.8%
LA Fitness (Fitness International)	2	1,966	2.1%	21.94	89,600	1.4%
Kohl's Department Stores	4	1,888	2.0%	5.68	332,461	5.1%
Giant Eagle	1	1,805	1.9%	13.96	129,340	2.0%
Top ten tenants	54	$22,999	24.6%	$12.18	1,888,206	29.2%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at June 30, 2020.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,418,634	23.3%	11.5%
Home Goods	989,850	16.3%	9.3%
Grocery	950,042	15.6%	14.7%
Lifestyle, Health Clubs, Books & Phones	736,227	12.1%	16.0%
Restaurant	537,407	8.8%	16.7%
Apparel & Accessories	411,153	6.8%	9.6%
Consumer Services, Salons, Cleaners, Banks	258,225	4.2%	7.7%
Pet Supplies	245,245	4.0%	4.2%
Sporting Goods	238,447	3.9%	3.4%
Health, Doctors & Health Foods	154,594	2.5%	4.7%
Other	143,437	2.5%	2.2%
Total	6,083,261	100.0%	100.0%

The following table sets forth a summary of our property type based on annualized base rent for in-place leases and rents collected as a percentage of billings, applying cash received to the billed amounts that have been outstanding for the longest period of time, as of August 10, 2020.

Property Type	Percent of Total Annualized Base Rent	Collections Applied to April Rent	Collections Applied to May Rent	Collections Applied to June Rent	Collections Applied to July Rent
Grocery	54%	81%	76%	73%	89%
Grocery Shadow-Anchored	31%	81%	80%	80%	88%
Community Center	8%	83%	78%	86%	80%
Power Center	7%	78%	59%	38%	77%
Total	100%	81%	76%	74%	87%

The following table sets forth a summary, as of June 30, 2020, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	52%	6.1
Junior Box	5,000-9,999	13%	5.2
Small Shop	Less than 5,000	35%	3.8
Total		100%	5.2

Lease Expirations

The following table sets forth a summary, as of June 30, 2020, of lease expirations scheduled to occur during the remainder of 2020 and each of the calendar years from 2021 to 2029 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to June 30, 2020. Annualized base rent represents the rent in-place of the applicable property at June 30, 2020. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $83,693 or $18.04 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2020 (including month-to-month)	52	161,073	2.7%	$2,832	3.0%	$17.58
2021	88	340,920	5.6%	6,951	7.5%	20.39
2022	98	608,755	10.3%	11,456	12.3%	18.82
2023	110	822,429	13.3%	12,547	13.4%	15.26
2024	110	770,929	12.6%	14,553	15.6%	18.88
2025	103	802,366	13.2%	14,203	15.2%	17.70
2026	45	445,127	8.2%	6,472	6.9%	14.54
2027	26	320,960	4.4%	4,160	4.5%	12.96
2028	30	683,949	11.2%	6,235	6.7%	9.12
2029	13	188,084	3.1%	2,653	2.8%	14.10
Thereafter	34	938,669	15.4%	11,251	12.1%	11.99
Leased Total	709	6,083,261	100.0%	$93,313	100.0%	$15.34

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest & principal payments on mortgage loans and Credit Facility	•	Cash receipts from our tenants
•	Property operating expenses	•	Sale of shares through the DRP
•	General and administrative expenses	•	Proceeds from new or refinanced mortgage loans
•	Distributions to stockholders	•	Borrowing on our Credit Facility
•	Fees payable to our Business Manager and Real Estate Manager	•	Proceeds from sales of real estate
•	Repurchases of shares under the SRP
•	Acquisitions of real estate directly or through joint ventures
•	Capital expenditures, tenant improvements and leasing commissions

During January 2020, we completed the sale of three properties generating net proceeds of $37.3 million.

At June 30, 2020, we had $105 million outstanding under the Revolving Credit Facility and $150 million outstanding under the Term Loan.  At June 30, 2020 the interest rate on the Revolving Credit Facility and the Term Loan was 1.83% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and we have the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions.  The Term Loan matures on August 1, 2023. As of June 30, 2020, we had $95 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, and assuming compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility. Although $95 million is available, a substantially lesser amount may be available to be drawn over the next twelve months due to covenant limitations, particularly maximum corporate leverage.

As of June 30, 2020, we had total debt outstanding of $671.6 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.53% per annum.  As of June 30, 2020, the weighted average years to maturity for our debt was 3.0 years. As of June 30, 2020 and December 31, 2019, our borrowings were 50% and 49%, respectively, of the purchase price of our investment properties. At June 30, 2020 our cash and cash equivalents balance was $31.6 million.

In the next twelve months, we have four debt maturities with an aggregate principal balance of $63.0 million, which we have the intent to refinance. For information related to our debt maturities reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our June 30, 2020 Notes to Consolidated Financial Statements in Item 1.

To preserve cash for the payment of operating and other fundamental expenses, such as debt payments, our board of directors has suspended distributions and rescinded the first quarter distribution that was expected to be paid on June 1, 2020 to stockholders of record on May 29, 2020. Our board of directors has also suspended our DRP and SRP until further notice. These actions are being taken until there is better clarity on our tenants’ ability and willingness to pay rent and meet other lease obligations and, ultimately, the performance of our shopping centers. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020. Any unfulfilled repurchase requests will automatically roll over for processing under the terms and conditions of the SRP when we restart our plan, unless a stockholder withdraws the request for repurchase.

As of June 30, 2020, we have paid all interest and principal amounts when due, and are in compliance with all financial covenants related to the Credit Facility. Due to the current level of operations of our tenants as a result of the COVID-19 pandemic, and based on certain assumptions related to tenant bankruptcies and bad debt expense in our projections beginning with the third quarter results of operations, although we do not believe an event of default and enforcement of remedies, such as acceleration, by the lender is probable, we have initiated discussions with our lenders to negotiate a waiver related to the Consolidated Tangible Net Worth covenant or a modification of our Credit Facility. Based on these discussions, we believe that we will be successful in obtaining a waiver, should it be necessary, or modification, but we cannot provide assurance that we will be successful and cannot predict the terms of any such waiver or modification. See our Part II, Item 1A titled “Risk Factors” below and in our Annual Report on Form 10-K for discussion of risks stemming from our use of debt and a potential failure to comply with a covenant under the Credit Facility.

Cash Flow Analysis

	Six Months Ended June 30,		Change
	2020	2019	2020 vs. 2019
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$13,376	$22,832	$(9,456)
Net cash flows provided by (used in) investing activities	$34,776	$(3,833)	$38,609
Net cash flows used in financing activities	$(20,988)	$(20,340)	$(648)

Operating activities

The decrease in cash from operating activities during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to a delay in rent collections due to the COVID-19 pandemic and the timing of business manager fee payments.

Investing activities

	Six Months Ended June 30,		Change
	2020	2019	2020 vs. 2019
	(Dollar amounts in thousands)
Capital expenditures	$(2,479)	$(3,833)	$1,354
Proceeds from sale of investment properties	37,255	—	37,255
Net cash provided by (used in) investing activities	$34,776	$(3,833)	$38,609

Cash was provided by our investing activities in the six months ended June 30, 2020 compared to the cash used in the six months ended June 30, 2019. The primary change from the prior year was our receipt of $37.3 million of proceeds from the sale of three properties during January 2020.

Financing activities

	Six Months Ended June 30,		Change
	2020	2019	2020 vs. 2019
	(Dollar amounts in thousands)
Total changes related to debt	$(12,289)	$(107)	$(12,182)
Proceeds from the distribution reinvestment plan, net of shares repurchased	2,142	2,433	(291)
Distributions paid	(10,841)	(22,666)	11,825
Net cash used in financing activities	$(20,988)	$(20,340)	$(648)

During the six months ended June 30, 2020, cash used by debt increased $12.2 million from the six months ended June 30, 2019, primarily due to net paydowns on the credit facility of $12.0 million in 2020.  During the six months ended June 30, 2020 and 2019, we generated proceeds from the sale of shares pursuant to the DRP of $4.5 million and $10.3 million, respectively.  For the six months ended June 30, 2020 and 2019, share repurchases were $2.4 million and $7.9 million, respectively. During the six months ended June 30, 2020 and 2019, we paid $10.8 million and $22.7 million, respectively, in distributions. The decreases in distributions paid, proceeds from DRP and share repurchases in 2020 compared to 2019 is due to the suspensions of the authorization and payment of distributions, the DRP and the SRP.

Distributions

For 2020 and 2019, distributions were payable quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the six months ended June 30, 2020 and 2019 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (2)
Six Months Ended June 30,	Distributions Declared (1)	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operations
2020	$—	$—	$6,294	$4,547	$10,841	$13,376
2019	$21,513	$0.6036	$12,368	$10,298	$22,666	$22,832

(1)	The distribution declared during the first quarter of 2020 was rescinded during the second quarter.
(2)	Distributions were funded by cash flow from operations and cash on hand during the six months ended June 30, 2020 and 2019.

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other fundamental expenses, such as debt payments, our board of directors rescinded the first quarter distribution and suspended distributions until further notice.

Results of Operations

The following discussions are based on our consolidated financial statements for the three and six months ended June 30, 2020 and 2019. Dollar amounts are stated in thousands.

This section describes and compares our results of operations for the three and six months ended June 30, 2020 and 2019. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, which is a supplemental non-GAAP performance measure. A total of 44 investment properties that were acquired on or before January 1, 2019 represent our “same store” properties during the three and six months ended June 30, 2020 and 2019.  “Non-same store,” as reflected in the table below, consists of properties sold after January 1, 2019. For the three and six months ended June 30, 2020 and 2019, 15 properties that were sold constituted non-same store properties.

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

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three and six months ended June 30, 2020 and 2019, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

Comparison of the three months ended June 30, 2020 and June 30, 2019

	Total			Same Store			Non-Same Store
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental income	$25,449	$30,728	$(5,279)	$25,449	$29,326	$(3,877)	$—	$1,402	$(1,402)
Other property income	53	69	(16)	53	69	(16)	—	—	—
Total income	$25,502	$30,797	$(5,295)	$25,502	$29,395	$(3,893)	$—	1,402	$(1,402)

Property operating expenses	$3,836	$5,237	$(1,401)	$3,836	$5,124	$(1,288)	$—	113	$(113)
Real estate tax expense	3,784	3,890	(106)	3,784	3,601	183	—	289	(289)
Total property operating expenses	$7,620	$9,127	$(1,507)	$7,620	$8,725	$(1,105)	$—	402	$(402)

Property net operating income	$17,882	$21,670	$(3,788)	$17,882	$20,670	$(2,788)	$—	1,000	$(1,000)

Straight-line income (expense), net	$319	$204	$115
Amortization of intangibles and lease incentives	207	379	(172)
General and administrative expenses	(1,447)	(1,361)	(86)
Business management fee	(2,231)	(2,335)	104
Depreciation and amortization	(12,833)	(14,089)	1,256
Interest expense	(6,279)	(7,170)	891
Interest and other income	69	26	43
Net loss	$(4,313)	$(2,676)	$(1,637)

Net loss.  Net loss was $4,313 and $2,676 for the three months ended June 30, 2020 and 2019, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended June 30, 2020 with the results of the same investment properties owned during the three months ended June 30, 2019, property net operating income decreased $2,788, total property income decreased $3,893, and total property operating expenses including real estate tax expense decreased $1,105.

The decrease in “same store” total property income is primarily due to an increase in bad debt during the three months ended June 30, 2020, primarily caused by the COVID-19 pandemic.

“Non-same store” total property net operating income decreased $1,000 during 2020 as compared to 2019. The decrease was due to 12 properties sold in the fourth quarter of 2019 and an additional three properties sold during the first quarter of 2020. On a “non-same store” basis, total property income decreased $1,402 and total property operating expenses decreased $402 during the three months ended June 30, 2020.

Straight-line income (expense), net. Straight-line income (expense), net increased $115 in 2020 compared to 2019. This increase is primarily due to an increase in rent abatements during the three months ended June 30, 2020.

Amortization of intangibles and lease incentives.  Income from the amortization of intangibles and lease incentives decreased $172 in 2020 compared to 2019. The increase is primarily attributable to higher below market lease intangible write-offs during the second quarter of 2019 due to early tenant move-outs.

General and administrative expenses.  General and administrative expenses increased $86 in 2020 compared to 2019.  This increase is primarily due to higher legal expenses for the three months ended June 30, 2020.

Business management fee.  Business management fees decreased $104 in 2020 compared to 2019. The decrease is primarily due to 15 properties sold since June 30, 2019, including 12 in the fourth quarter of 2019 and three during January 2020.

Depreciation and amortization.  Depreciation and amortization decreased $1,256 in 2020 compared to 2019. The decrease is primarily due to properties sold in the fourth quarter 2019 and January 2020 that are no longer depreciating.

Interest expense. Interest expense decreased $891 in 2020 compared to 2019. The decrease is primarily due to lower average interest rates and a decrease in average debt outstanding in 2020 compared to 2019.

Interest and other income.  Interest and other income increased $43 in 2020 compared to 2019.  The increase is primarily due to higher average cash balances in 2020.

Comparison of the six months ended June 30, 2020 and June 30, 2019

	Total			Same Store			Non-Same Store
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental income	$55,438	$62,533	$(7,095)	$55,254	$59,705	$(4,451)	$184	$2,828	$(2,644)
Other property income	114	122	(8)	114	122	(8)	—	—	-
Total income	$55,552	$62,655	$(7,103)	$55,368	$59,827	$(4,459)	$184	$2,828	$(2,644)

Property operating expenses	$9,132	$10,711	$(1,579)	$9,095	$10,421	$(1,326)	$37	290	$(253)
Real estate tax expense	7,422	8,138	(716)	7,384	7,534	(150)	38	604	(566)
Total property operating expenses	$16,554	$18,849	$(2,295)	$16,479	$17,955	$(1,476)	$75	$894	$(819)

Property net operating income	$38,998	$43,806	$(4,808)	$38,889	$41,872	$(2,983)	$109	$1,934	$(1,825)

Straight-line income (expense), net	$257	$424	$(167)
Intangible amortization and inducement	779	575	204
General and administrative expenses	(2,687)	(2,873)	186
Business management fee	(4,460)	(4,668)	208
Depreciation and amortization	(26,137)	(28,615)	2,478
Interest expense	(12,777)	(14,323)	1,546
Interest and other income	93	45	48
Net loss	$(5,934)	$(5,629)	$(305)

Net loss.  Net loss was $5,934 and $5,629 for the six months ended June 30, 2020 and 2019, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the six months ended June 30, 2020 with the results of the same investment properties owned during the six months ended June 30, 2019, property net operating income decreased $2,983, total property income decreased $4,459, and total property operating expenses including real estate tax expense decreased $1,476.

The decrease in “same store” total property income is primarily due to an increase in bad debt during the six months ended June 30, 2020 primarily caused by the COVID-19 pandemic.

“Non-same store” total property net operating income decreased $1,825 during 2020 as compared to 2019. The decrease was due to 12 properties sold in the fourth quarter of 2019 and an additional three properties sold during the first quarter of 2020. On a “non-same store” basis, total property income decreased $2,644 and total property operating expenses decreased $819 during the six months ended June 30, 2020.

Straight-line income (expense), net. Straight-line income (expense), net decreased $167 in 2020 compared to 2019. This decrease is primarily due to greater write-offs during the six months ended June 30, 2020.

Amortization of intangibles and lease incentives.  Income from the amortization of intangibles and lease incentives increased $204 in 2020 compared to 2019. The increase is primarily attributable to higher below market lease intangible write-offs during 2020 due to early tenant move-outs.

General and administrative expenses.  General and administrative expenses decreased $186 in 2020 compared to 2019.  This decrease is primarily due to lower stock administration and conference costs and a reduction in state tax expense compared to 2019 .

Business management fee.  Business management fees decreased $208 in 2020 compared to 2019. The decrease is primarily due to 15 properties sold since June 30, 2019, including 12 in the fourth quarter of 2019 and three during January 2020.

Depreciation and amortization.  Depreciation and amortization decreased $2,478 in 2020 compared to 2019. The decrease is primarily due to properties sold in the fourth quarter 2019 and January 2020 that are no longer depreciating.

Interest expense. Interest expense decreased $1,546 in 2020 compared to 2019. The decrease is primarily due to lower average interest rates and a decrease in average debt outstanding in 2020 compared to 2019.

Interest and other income.  Interest and other income increased $48 in 2020 compared to 2019.  The increase is primarily due to higher average cash balances in 2020.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 18, 2020, under the heading “Critical Accounting Policies.” We are adding one critical accounting policy during the six months ended June 30, 2020 for collectability of accounts and rents receivable.

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

Leasing Activity

The following table sets forth leasing activity during the six months ended June 30, 2020. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	20	136,398	$17.59	$17.36	1.3%	4.1	$0.59
Comparable New Leases	1	4,016	$28.00	$26.80	4.5%	6.0	$22.50
Non-Comparable New and Renewal Leases (a)	20	126,074	$14.58	N/A	N/A	3.9	$11.95
Total	41	266,488

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

Our FFO and MFFO for the six months ended June 30, 2020 and 2019 are calculated as follows:

		Six Months Ended June 30,
		2020	2019
		(Dollar amounts in thousands)
	Net loss	$(5,934)	$(5,629)
Add:	Depreciation and amortization related to investment properties	26,137	28,615
	Funds from operations (FFO)	20,203	22,986

Less:	Amortization of acquired market lease intangibles, net	(828)	(600)
	Straight-line income (expense), net	(257)	(424)
	Modified funds from operations (MFFO)	$19,118	$21,962

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our June 30, 2020 Notes to Consolidated Financial Statements in Item 1.

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

As of June 30, 2020, we had outstanding debt of $671.6 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 1.77% to 5.48% per annum. The weighted average interest rate was 3.53%, which includes the effect of interest rate swaps. As of June 30, 2020, the weighted average years to maturity for our mortgages and credit facility payable was 3.0 years.

As of June 30, 2020, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $163.9 million and a fair value of $177.3 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations.  If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $6.6 million at June 30, 2020. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $6.9 million at June 30, 2020.

As of June 30, 2020, we had $105.7 million of debt or 15.7% of our total debt, excluding mortgage premium and unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 1.83% per annum. We had variable rate debt subject to swap agreements of $402.1 million, or 59.9% of our total debt, excluding mortgage premium and unamortized debt issuance costs, at June 30, 2020.

If interest rates on all debt which bears interest at variable rates as of June 30, 2020 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.1 million annually. If interest rates on all debt which bears interest at variable rates as of June 30, 2020 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

For information related to our derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our June 30, 2020 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020:

The outbreak of the novel coronavirus (COVID-19) continues to spread in various locations throughout the U.S., and its impacts are uncertain and hard to measure, but it has already had material adverse effects on our business, and these effects may continue and may worsen, depending in part on the severity and duration of the pandemic in the U.S. and its immediate and lingering economic effects.

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

A sustained downturn in the U.S. economy and reduced consumer spending, including reduced consumer activity at brick-and-mortar commercial establishments, due to the prolonged existence and threat of the COVID-19 pandemic has caused an economic recession in the U.S. that has negatively impacted, and could further impact, the ability and willingness of many of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents is also likely to be negatively impacted by a prolonged recession in the U.S. economy, which would result in a decline in our occupancy percentage and reduction in rental revenues as tenants default and leases expire over time.

Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity and ability to comply with the terms of, draw upon or increase the size of our Credit Facility, prospects and ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay future distributions to our stockholders would be materially adversely affected if a significant number of tenants continue to be unable to meet their obligations to us. Also, there is no assurance that we will be able to refinance maturing debt on terms and conditions acceptable to us.

The impact of the COVID-19 pandemic has been rapidly evolving and is ever-changing. The coronavirus outbreak is negatively impacting almost every industry directly or indirectly, particularly the travel, hotel and retail industries, and businesses that rely on or require close personal contact, such as live entertainment venues, gyms and exercise facilities, health and wellness service providers and beauty salons, restaurants and bars. Many of our tenants have been required by the local, state or federal authorities to cease or limit operations thereby preventing them from generating revenue. Our tenants rely on retail customers and many of their businesses require close personal contact. Even if not prevented by the local, state or federal authorities, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which will likely further result in reductions in customer foot traffic and reduced demand for our tenants’ products and services and may diminish the demand for space and the corresponding amounts of rent we can obtain for our properties and harm our tenants’ ability or willingness to pay us rent. As of August 10, 2020, many tenants are operating in a materially reduced capacity. As of August 10, 2020, rents collected as a percentage of billings, applying cash received to the billed amounts outstanding longest, were 81% in April, 76% in May, 74% in June, and 87% in July. In addition, tenants representing 59% of our portfolio, as measured by annualized base rent, have requested short-term rent relief, and we have finalized payment plans with tenants representing 40% of ABR. Rent deferrals will reduce our cash available to pay operating expenses and service our debt obligations. When the deferred rent becomes due, our tenants will be required to pay these deferred rent amounts in addition to the regular rent due, which may be difficult or impossible for tenants whose businesses have not recovered to pre-pandemic levels or are otherwise not performing well. Any rent forgiveness would further reduce our available cash.

Enforcing our rights as landlord against tenants who fail to pay rent or otherwise do not comply with the terms of their leases may be costly and may consume valuable time and resources, and even if we obtain a judgment, tenants that have been severely impacted may not be able to pay us what we are owed. Our ability to recover amounts under the terms of our leases may further be restricted or delayed due to moratoriums imposed by various jurisdictions in light of the COVID-19 pandemic on landlord-initiated commercial eviction and collection actions. If any of our tenants, or any guarantor of a tenant’s lease obligations, files for bankruptcy, we could be further adversely affected due to loss of revenue but also because the bankruptcy may also make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates. Further, certain of our tenants may not be eligible for or may not be successful in securing stimulus funds under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act) or other government aid programs and there is no assurance they will pay rent even if they qualify.

As referenced above, a decrease in demand for in-person retail businesses could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates and we could incur significant re-leasing costs and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer. Some tenants that have been forced to close or whose customers and potential customers change their habits in light of the coronavirus, e.g., by shopping more online, may not re-open even after the aforementioned restrictions are lifted, which could have a material impact on occupancy at our properties and may continue to materially impact our results. To the extent that unemployment remains high and government assistance decreases significantly from recent levels, for example, if unemployment assistance provided by the U.S. government is decreased or discontinued, retail consumer spending may correspondingly decrease, and our tenants may be materially adversely affected and forced to close. Two of our top 30 tenants by ABR (nos. 18 (Ascena Retail Group) and 29 (JCPenney)) have filed for Chapter 11 bankruptcy protection, and  a third, Bed Bath & Beyond (no. 23) has publicly announced that it is closing 200 of its stores and has initiated discussions with us regarding its locations at three of our centers that may result in rent reductions, term extensions or store closures. Even if co-tenancy rights do not exist at centers affected by anchor store closings, other tenants may experience downturns in their businesses that could further threaten their ongoing ability to continue paying rent and remain solvent.

Additionally, many manufacturers of goods and suppliers and processors of food in many countries have been completely or partially shut down or are not able to function at full capacity in an attempt to curb the spread of the illness, which could lead to temporary or long-term disruptions in supply chains and may also impact the operations of our tenants, further impacting their revenues and ability to pay rent when due.

The business and operating results of our tenants may also be negatively impacted if the outbreak of the coronavirus occurs within their respective workforces or otherwise disrupts their management and other personnel, their supply chains or their ability to operate their businesses. Many companies have implemented policies and procedures designed to protect against the introduction of the coronavirus to the workforce, including permitting or requiring personnel to work offsite, among others. These changes in the work processes of our tenants could lead to disruptions, such as a reduced ability to effectively transact with customers and colleagues and a loss of IT system functionality due to unusual or excess burdens on IT infrastructures.

We rely on the Business Manager to manage our day-to-day operations. Non-essential businesses were previously closed and are subject to limited operations in Illinois per the order of the Governor of Illinois, including our corporate headquarters in Oak Brook. Though many people are able to work remotely, the business and operations of our Business Manager and its affiliates may also be adversely impacted by the coronavirus outbreak, including illness or quarantine of members of its workforce, which may negatively impact its ability to provide us services to the same degree as it had prior to the outbreak and may adversely affect our financial reporting systems and internal controls and procedures and increase vulnerability to security breaches, information technology disruptions and other similar events.

The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation is ever-changing, and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged outbreak as well as related mitigation efforts could continue to have a material impact on the cash rents that we are able to collect and would materially and adversely affect our business, results of operations and financial condition.

Many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic, including but not limited to risk factors related to the economy, competition (including e-commerce and online sales), leasing, debt financing, tenant bankruptcies, distributions, share repurchases, and anchor tenants. We have suspended distributions, distribution reinvestments under our DRP, and share repurchases under our share repurchase program, and we cannot provide any assurance as to when they will be restarted, if at all.

The strategic plan adopted by our board of directors on February 11, 2019, may evolve or change over time, particularly in light of the COVID-19 pandemic, and there is no assurance we will be able to successfully achieve our board’s objectives under the strategic plan, including listing our common stock, within the timeframe we expect or would prefer or at all.

The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. Due to the current level of operations of our tenants as a result of the COVID-19 pandemic there is a risk that we will breach the Consolidated Tangible Net Worth covenant in our credit agreement, and any breach of a financial covenant such as the Consolidated Tangible Net Worth covenant would be a default under the credit agreement, unless the lenders under our credit agreement agree to a waiver or modification of that agreement, which default could accelerate our repayment date and materially adversely affect our liquidity and financial condition.

We entered into a credit agreement, as amended, for a $350.0 million credit facility (the “Credit Facility”) consisting of a revolving credit facility providing initial revolving credit commitments in an aggregate amount of $200.0 million (the “Revolving Credit Facility”) and a term loan facility providing initial term loan commitments in an aggregate amount of $150.0 million (the “Term Loan”).  The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of ten unencumbered properties with an unencumbered pool value of $200.0 million or above and by a guaranty by certain of our subsidiaries. At July 31, 2020, we had $255 million outstanding of the $350 million available under the Credit Facility. Our availability under the Credit Facility was $95 million as of July 31, 2020, subject to the terms and conditions, including compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility.  Although $95 million is available, a substantially lesser amount may be available to be drawn over the next twelve months due to covenant limitations, particularly maximum corporate leverage.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a Consolidated Tangible Net Worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. Compliance with these covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our Funds from Operations, or “FFO,” excluding acquisition expenses, or “adjusted FFO,” for that period.

The credit agreement provides for several customary events of default, including, among other things, the failure to comply with our covenants, such as the Consolidated  Tangible Net Worth covenant, and the failure to pay when amounts outstanding under the credit agreement become due. Due to the current level of operations of our tenants as a result of the COVID-19 pandemic, and based on certain assumptions related to tenant bankruptcies and bad debt expense in our projections beginning with the third quarter 2020 results of operations, we have initiated discussions with our lenders to negotiate a waiver of any possible covenant default, should such a waiver be required, or a modification of our Credit Facility related to the Consolidated Tangible Net Worth covenant. There can be no assurance that we will be able to obtain a waiver or modification of our Credit Facility in a timely manner or on acceptable terms, if at all. Defaults under the credit agreement could restrict our ability to borrow additional monies and could cause all amounts to become immediately due and payable, which would materially adversely affect our liquidity and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On June 16, 2020, we issued 4,408 restricted shares to our independent directors pursuant to our Employee and Director Restricted Share Plan ("RSP"). These restricted share awards will vest in equal installments of 33-1/3% on each of June 16, 2021, 2022 and 2023, with full acceleration of vesting upon our consummation of certain liquidity events as set forth in the RSP or termination of the independent director's service to the Company by reason of death or disability and applicable terms of the grant. No sales commissions or other consideration was paid in connection with the issuances, which were made without registration under the Securities Act in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

The Third A&R SRP provides our board of directors with the discretion to reduce the funding limit for share repurchases.  Prior to the amendment, the funding for ordinary repurchases was limited to the proceeds from the DRP during a particular quarter.  The A&R SRP limits the dollar amount for any repurchases made by us each calendar quarter to an amount equal to a percentage determined in the sole discretion of our board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter.  As our board of directors has suspended the SRP, as discussed below, the current effective funding limit is irrelevant, and in any case there have been no net proceeds from the DRP, which has also been suspended. We continue to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for any stock splits or other combinations.

When the SRP is reinstated, if either or both of the repurchase limitations prevent us from repurchasing all of the shares offered for repurchase during a calendar quarter, we will repurchase shares, on a pro rata basis within each category below, in accordance with the repurchase limitations in the following order: (a) first, all Exceptional Repurchases and (b) second, all ordinary repurchases. The Third A&R SRP provides that a requesting party must own shares of at least $500 after giving effect to any repurchase by the Company. If a requesting party would fail to maintain this minimum balance after giving effect to any repurchase, we may, in our discretion, repurchase the remaining balance of shares which is less than $500, subject to the 5% share limit described above. For any quarter ended, unfulfilled repurchase requests will be included in the list of requests for the following quarter unless the request is withdrawn in accordance with the SRP. However, each stockholder who has submitted a repurchase request must submit an acknowledgment annually after we publish a new estimated value per share acknowledging, among other things, that the stockholder wishes to maintain the request. If we do not receive the acknowledgment prior to the repurchase date, we will deem the request to have been withdrawn.

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

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other fundamental expenses, such as debt payments, in this environment, our board of directors has suspended our SRP until further notice. The suspension of the SRP was effective on June 26, 2020. Any unfulfilled repurchase requests will automatically roll over for processing under the terms and conditions of the SRP when we restart the plan, unless a stockholder withdraws the request for repurchase.

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended June 30, 2020.

(Dollar amounts in thousands, except per share amounts)

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 2020	—	—	$—	$—	—	1,784,982
May 2020	—	—	—	—	—	1,784,982
June 2020	201,243	1,743	14.52	25	—	1,783,239
Total	201,243	1,743	$14.52	$25	—
(1)	1,743 shares of our common stock were sold to us pursuant to a Final Order of Forfeiture entered by a U.S. district court against the holders of the account.
(2)	Our SRP was announced on October 18, 2012.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the Securities and Exchange Commission on August 14, 2020 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	August 14, 2020

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	August 14, 2020