Form 10-Q
period 2020-09-30
Inland Real Estate Income Trust, Inc.
filed 2020-11-13
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

Yes  ☐    No  ☒

As of November 13, 2020, there were 36,022,331 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Assets:
Investment properties held and used:
Land	$267,946	$267,946
Building and other improvements	986,219	983,923
Total	1,254,165	1,251,869
Less accumulated depreciation	(198,408)	(170,269)
Net investment properties held and used	1,055,757	1,081,600
Investment properties and related assets held for sale	—	38,752
Cash and cash equivalents	43,514	4,516
Restricted cash	1,079	1,017
Accounts and rent receivable, net	21,734	17,231
Acquired lease intangible assets, net	76,383	89,352
Operating lease right-of-use asset, net	15,127	15,478
Other assets	4,653	6,613
Total assets	$1,218,247	$1,254,559

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$668,904	$681,327
Accounts payable and accrued expenses	11,026	7,951
Operating lease liability	23,948	23,696
Distributions payable	—	10,841
Acquired intangible liabilities, net	43,207	46,820
Due to related parties	3,083	5,023
Liabilities associated with investment properties held for sale	—	1,716
Other liabilities	24,821	16,666
Total liabilities	774,989	794,040

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,022,221 and 35,799,388 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	36	36
Additional paid in capital	810,192	805,722
Accumulated distributions and net loss	(347,456)	(338,331)
Accumulated other comprehensive loss	(19,514)	(6,908)
Total stockholders’ equity	443,258	460,519
Total liabilities and stockholders’ equity	$1,218,247	$1,254,559

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income:
Rental income	$27,643	$31,970	$84,519	$95,904
Other property income	29	69	143	191
Total income	27,672	32,039	84,662	96,095

Expenses:
Property operating expenses	4,460	5,762	13,994	16,875
Real estate tax expense	3,557	4,068	10,979	12,206
General and administrative expenses	1,185	1,013	3,872	3,886
Business management fee	2,231	2,339	6,691	7,007
Depreciation and amortization	13,149	14,629	39,286	43,244
Total expenses	24,582	27,811	74,822	83,218

Other Income (Expense):
Interest expense	(6,283)	(7,117)	(19,060)	(21,440)
Interest and other income	2	57	95	102
Net loss	$(3,191)	$(2,832)	$(9,125)	$(8,461)

Net loss per common share, basic and diluted	$(0.09)	$(0.08)	$(0.25)	$(0.24)

Weighted average number of common shares outstanding, basic and diluted	36,022,221	35,805,323	36,020,594	35,692,687

Comprehensive loss:
Net loss	$(3,191)	$(2,832)	$(9,125)	$(8,461)
Unrealized loss on derivatives	(32)	(2,550)	(16,514)	(13,956)
Reclassification adjustment for amounts included in net loss	1,935	(194)	3,908	(1,091)
Comprehensive loss	$(1,288)	$(5,576)	$(21,731)	$(23,508)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended September 30, 2020
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2020	36,020,345	$36	$810,173	$(344,265)	$(21,417)	$444,527

Shares repurchased	—	—	—	—	—	-
Unrealized loss on derivatives	—	—	—	—	(32)	(32)
Reclassification adjustment for amounts included in net loss	—	—	—	—	1,935	1,935
Equity-based compensation	1,876	—	19	—	—	19
Net loss	—	—	—	(3,191)	—	(3,191)
Balance at September 30, 2020	36,022,221	$36	$810,192	$(347,456)	$(19,514)	$443,258

For the three months ended September 30, 2019
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2019	35,571,709	$36	$800,967	$(310,891)	$(6,810)	$483,302

Distributions declared ($0.3018 per share)	—	—	—	(10,808)	—	(10,808)
Proceeds from distribution reinvestment plan	234,904	—	4,727	—	—	4,727
Shares repurchased	(118,606)	—	(2,309)	—	—	(2,309)
Unrealized loss on derivatives	—	—	—	—	(2,550)	(2,550)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(194)	(194)
Equity-based compensation	—	—	14	—	—	14
Net loss	—	—	—	(2,832)	—	(2,832)
Balance at September 30, 2019	35,688,007	$36	$803,399	$(324,531)	$(9,554)	$469,350

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the nine months ended September 30, 2020
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2019	35,799,388	$36	$805,722	$(338,331)	$(6,908)	$460,519

Distributions declared ($0.226875 per share)	—	—	—	(8,173)	—	(8,173)
Rescission of Q1 2020 distribution (See Note 8)	—	—	—	8,173	—	8,173
Proceeds from distribution reinvestment plan	225,940	—	4,547	—	—	4,547
Shares repurchased	(6,730)	—	(127)	—	—	(127)
Unrealized loss on derivatives	—	—	—	—	(16,514)	(16,514)
Reclassification adjustment for amounts included in net loss	—	—	—	—	3,908	3,908
Equity-based compensation	3,623	—	50	—	—	50
Net loss	—	—	—	(9,125)	—	(9,125)
Balance at September 30, 2020	36,022,221	$36	$810,192	$(347,456)	$(19,514)	$443,258

For the nine months ended September 30, 2019
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	35,343,256	$35	$795,409	$(283,859)	$5,493	$517,078

Distributions declared ($0.9054 per share)	—	—	—	(32,321)	—	(32,321)
Proceeds from distribution reinvestment plan	719,652	1	15,024	—	—	15,025
Shares repurchased	(376,346)	—	(7,074)	—	—	(7,074)
Unrealized loss on derivatives	—	—	—	—	(13,956)	(13,956)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(957)	(957)
Cumulative reversal of recognized hedge ineffectiveness (see Note 2)	—	—	—	134	(134)	—
Cumulative-effect adjustment recognized upon adoption of ASC 842 (see Note 2)	—	—	—	(24)	—	(24)
Equity-based compensation	1,445	—	40	—	—	40
Net loss	—	—	—	(8,461)	—	(8,461)
Balance at September 30, 2019	35,688,007	$36	$803,399	$(324,531)	$(9,554)	$469,350

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,125)	$(8,461)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,286	43,244
Amortization of debt issuance costs and mortgage premiums, net	436	452
Amortization of acquired market leases, net	(1,324)	(858)
Amortization of equity-based compensation	50	40
Reduction in the carrying amount of the right-of-use-asset	351	366
Straight-line income, net	(1,129)	(1,215)
Other non-cash adjustments	31	18
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,630	3,876
Accounts and rent receivable	(2,680)	734
Due to related parties	(1,941)	2,375
Operating lease liability	252	237
Other liabilities	(1,108)	536
Other assets	496	(530)
Net cash flows provided by operating activities	26,225	40,814

Cash flows from investing activities:
Capital expenditures	(2,863)	(5,301)
Proceeds from sale of investment properties	37,255	—
Net cash flows provided by (used in) investing activities	34,392	(5,301)

Cash flows from financing activities:
Payment of credit facility	(43,022)	(9,000)
Proceeds from credit facility	31,000	—
Payment of mortgages payable	(563)	(159)
Payment of debt issuance costs	(273)	—
Proceeds from the distribution reinvestment plan	4,547	15,025
Shares repurchased	(2,405)	(10,228)
Distributions paid	(10,841)	(33,437)
Net cash flows used in financing activities	(21,557)	(37,799)

Net increase (decrease) in cash, cash equivalents and restricted cash	39,060	(2,286)
Cash, cash equivalents and restricted cash, at beginning of the period	5,533	16,240
Cash, cash equivalents and restricted cash, at end of period	$44,593	$13,954

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:

Cash paid for interest	$18,617	$20,447

Supplemental schedule of non-cash investing and financing activities:

Establishment of operating lease right-of-use asset	$—	$15,963

Establishment of operating lease liability	$—	$23,377

Accrued capital expenditures	$292	$2,105

Accrued share repurchase program liability	$—	$2,309

Distributions payable	$—	$10,808

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

In connection with the Strategic Plan, the Company’s share repurchase program (as amended, the “SRP”) was amended and restated, effective March 21, 2019, and the Business Management Agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all future acquisition and disposition fees. On March 3, 2020, the Company’s SRP was further amended and restated (the “Third A&R SRP”), which became effective on April 10, 2020, as further described below in Note 3 – “Equity”. The Strategic Plan may evolve or change over time. For example, the Company may decide to focus more on redeveloping existing properties relative to investing in new grocery-anchored centers, depending on such factors, including, but not limited to, market prices for its properties, availability of capital for redevelopment and construction costs. There is no assurance, particularly in light of the COVID-19 pandemic, that the Company will be able to successfully implement the Strategic Plan, including making strategic sales or purchases of properties or listing the Company’s common stock, within the timeframe we expected or would prefer or at all.

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

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, the Company’s board of directors has suspended distributions, rescinded the first quarter distribution that was previously declared and suspended the Company’s DRP and SRP until further notice. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020. Any unfulfilled repurchase requests will automatically roll over for processing under the terms and conditions of the SRP when the Company restarts the plan, unless a stockholder withdraws the request for repurchase.

At September 30, 2020, the Company owned 44 retail properties, totaling 6,470,717 square feet. The properties are located in 21 states. At September 30, 2020, the portfolio had a weighted average physical occupancy of 93.3% and economic occupancy of 93.8%.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 18, 2020, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2020, except as noted below.

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

September 30, 2020

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

September 30, 2020

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	September 30,
	2020	2019
Cash and cash equivalents	$43,514	$12,937
Restricted cash	1,079	1,017
Total cash, cash equivalents, and restricted cash	$44,593	$13,954

Income Tax

During the year ended December 31, 2018, the Company recorded an impairment charge of $15,405 related to its investment in Mainstreet Texas Development Fund, LLC, a joint venture formed to develop three transitional care/rapid recovery centers (“Mainstreet JV”). The Company’s investment in Mainstreet JV was held through a taxable REIT subsidiary. The TRS reported both capital and net operating losses relating to its joint venture in its 2019 tax return. Based on an effective tax rate of 28.51%, which is calculated by combining a 21% Federal tax rate and an IL tax rate of 7.51% (9.5% state rate net of the Federal benefit), the deferred tax benefit related to this investment is approximately $4,400. Since the taxable REIT subsidiary does not currently conduct any activities outside the investment in Mainstreet JV, management does not believe it is more likely than not that the taxable REIT subsidiary will be able to utilize these losses in future tax periods. As a result, management recorded a full valuation allowance of $4,400 to account for this uncertainty.

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. As of September 30, 2020, there were 36,022,221 shares of common stock outstanding including 5,574,215 shares issued through the DRP, net of 3,092,634 shares repurchased through the SRP.

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

Distributions reinvested through the DRP were $4,727 for the three months ended September 30, 2019. There were no distributions reinvested through the DRP during the three months ended September 30, 2020 due to the suspension of the DRP discussed in Note 1 – “Organization.” Distributions reinvested through the DRP were $4,547 and $15,025 for the nine months ended September 30, 2020 and 2019, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Repurchases through the SRP were zero and $2,309 for the three months ended September 30, 2020 and 2019, respectively. Repurchases through the SRP were $127 and $7,074 for the nine months ended September 30, 2020 and 2019, respectively. At December 31, 2019, the Company’s liability related to the SRP was $2,278, recorded in other liabilities on the Company’s consolidated balance sheet. There was no liability related to the SRP at September 30, 2020 due to the suspension of the SRP. See Note 1 – “Organization” for further discussion on the suspension of the SRP.

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

September 30, 2020

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

NOTE 5 – LEASES

The Company is lessor to approximately 700 retail operating leases. The remaining lease terms for the Company’s leases range from less than one year to 17 years. The Company considers the date on which it makes a leased space available to a lessee as the commencement date of the lease. At commencement, the Company determines the lease classification utilizing the classification tests under ASC 842. Options to extend a lease are included in the lease term when it is reasonably certain that the tenant will exercise its option to extend. Termination penalties are included in income when there is a termination agreement, all the conditions of the agreement have been met and amounts due are considered collectible. Such termination fees are recognized on a straight-line basis over the remaining lease term in rental income. If an operating lease is modified and the modification is not accounted for as a separate contract, the Company accounts for the modification as if it were a termination of the existing lease and the creation of a new lease. The Company considers any prepaid or accrued rentals relating to the original lease as part of the lease payments for the modified lease.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

Rental income related to the Company's operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rental income - fixed payments	$21,609	$25,280	$66,577	$76,084
Rental income - variable payments (a)	5,538	6,432	16,618	18,962
Amortization of acquired market leases, net	496	258	1,324	858
Rental income	$27,643	$31,970	$84,519	$95,904

(a)	Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The Company is closely monitoring the impact of the COVID-19 pandemic on the collectability of lease payments. As of September 30, 2020, the Company’s accounts and rent receivable, net balance is $21,734, which is net of an allowance for bad debts of $5,829 and includes $5,428 of deferred rent receivable related to COVID-19 agreements negotiated with tenants. Such agreements generally allow tenants to defer the payment of a portion of rent with no substantive changes to the consideration in the original lease. Consistent with the guidance in the Lease Modification Q&A issued by the FASB, such deferrals affect the timing, but not the amount, of the lease payments. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivable as tenant payments accrue and continues to recognize rental income.

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Intangible assets:
Acquired in-place lease value	$156,918	$160,214
Acquired above market lease value	45,742	45,783
Accumulated amortization	(126,277)	(113,308)
Less: Assets related to investment properties held for sale	—	(3,337)
Acquired lease intangibles, net	$76,383	$89,352
Intangible liabilities:
Acquired below market lease value	$70,260	$71,153
Accumulated amortization	(27,053)	(23,590)
Less: Liabilities related to investment properties held for sale	—	(743)
Acquired below market lease intangibles, net	$43,207	$46,820

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

September 30, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

Amortization pertaining to acquired in-place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization recorded as amortization expense:
Acquired in-place lease value	$3,647	$4,290	$10,680	$13,319
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(760)	$(920)	$(2,289)	$(2,670)
Acquired below market leases	1,256	1,178	3,613	3,528
Net rental income increase	$496	$258	$1,324	$858

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2020 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2020 (remainder of year)	$2,889	$744	$921
2021	10,396	2,950	3,625
2022	7,765	2,660	3,404
2023	6,555	2,473	3,146
2024	5,563	2,306	2,969
Thereafter	18,587	13,495	29,142
Total	$51,755	$24,628	$43,207

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of September 30, 2020 and December 31, 2019, the Company had the following mortgages and credit facility payable:

	September 30, 2020		December 31, 2019
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$163,820	4.25%	$163,986	4.25%
Variable rate mortgages payable with swap agreements	251,847	3.34%	252,244	3.33%
Variable rate mortgages payable without swap agreements	684	1.77%	684	3.29%
Mortgages payable	$416,351	3.69%	$416,914	3.69%
Credit facility payable	255,000	3.57%	267,022	3.92%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$671,351	3.65%	$683,936	3.78%
Add: Unamortized mortgage premiums	577		1,051
Less: Unamortized debt issuance costs	(3,024)		(3,660)
Total debt	$668,904		$681,327

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $671,351 and $683,936 as of September 30, 2020 and December 31, 2019, respectively, and its estimated fair value was $685,148 and $689,790 as of September 30, 2020 and December 31, 2019, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

As of September 30, 2020, scheduled principal payments and maturities on the Company’s debt were as follows:

	September 30, 2020
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2020 (remainder of the year)	$352	$—	$—	$352
2021	1,532	82,740	—	84,272
2022	615	101,537	105,000	207,152
2023	326	91,230	150,000	241,556
2024	341	—	—	341
Thereafter	295	137,383	—	137,678
Total	$3,461	$412,890	$255,000	$671,351

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

At September 30, 2020, the Company had $105,000 outstanding under the Revolving Credit Facility and $150,000 outstanding under the Term Loan. At September 30, 2020 the interest rate on the Revolving Credit Facility and the Term Loan was 2.05% and 4.64%, respectively. The Revolving Credit Facility matures on August 1, 2022, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions. The Term Loan matures on August 1, 2023. As of September 30, 2020, the Company had $95,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility. During October 2020, the Company paid down $40,000 of the outstanding balance on the Revolving Credit Facility, increasing the amount available for borrowing to $135,000, again subject to the terms and conditions noted above.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility. At September 30, 2020, there were 25 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. On September 29, 2020, the Company entered into a first amendment to the Company’s Amended and Restated Credit Agreement dated as of August 1, 2018 with KeyBank National Association individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and Merrill Lynch Pierce, Fenner & Smith Incorporated (now BofA Securities, Inc.) as joint lead arrangers, and other lenders from time to time parties to the agreement. This amendment provides a waiver of the minimum tangible net worth requirement for three consecutive quarters beginning with the quarter ended September 30, 2020. In exchange, our leverage ratio may be increased only to 62.5% (formerly 65%) for two consecutive fiscal quarters two times prior to the facility termination date, the Company is restricted, during this waiver period, from making any share repurchases or distributions without lender approval, a LIBOR floor of 25 basis points will remain in effect for the remainder of the term, and the Company paid a set fee to the arranging bank and all the participating lenders. As of September 30, 2020, the Company is in compliance with all financial covenants related to the Credit Facility as amended.

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2020, the Company was current on all of the payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of September 30, 2020, the weighted average years to maturity for the Company’s mortgages payable was 2.9 years.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap. See Note 14 – "Fair Value Measurements" for further information.

The following table summarizes the Company’s interest rate swap contracts outstanding as of September 30, 2020.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at September 30, 2020
Liabilities
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(162)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	49,003	(1,171)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(473)
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	(450)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(2,698)
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	(161)
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	(1,533)
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	(1,548)
June 5, 2017	May 31, 2017	May 15, 2022	1.90%	14,700	(419)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	60,000	(4,358)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(1,816)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(1,819)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	40,000	(2,906)
				$401,847	$(19,514)

(a)   Receive floating rate index based upon one-month LIBOR. At September 30, 2020, the one-month LIBOR was 0.15%.

On January 1, 2019, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities which eliminated the requirement to separately measure and report hedge ineffectiveness. For derivative instruments that are designated and qualify as a cash flow hedge, the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness should be recorded in other comprehensive income (OCI). When the amounts recorded in OCI are reclassified to earnings, they should be presented in the same income statement line item as the effect of the hedged item. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019
Effective portion of derivatives	$(32)	$(2,550)	$(16,514)	$(13,956)
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$1,935	$(194)	$3,908	$(1,091)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $6,283 and $7,117, for the three months ended September 30, 2020 and 2019, respectively. The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $19,060 and $21,440 for the nine months ended September 30, 2020 and 2019, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive loss is reported in interest expense on the consolidated statements of operations and comprehensive loss. The amount that is expected to be reclassified from accumulated other comprehensive loss into income in the next twelve months is $7,355.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 8 – DISTRIBUTIONS

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, during the second quarter the Company’s board of directors rescinded the first quarter distribution and suspended distributions until further notice.

In 2019, the Company declared quarterly distributions in the amount of $0.3018 per share, payable in arrears the following quarter.

The table below presents the distributions paid, declared and rescinded during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Distributions paid	$—	$10,771	$10,841	$33,437
Distributions declared	$—	$10,808	$8,173	$32,321
Distributions rescinded	$—	$—	$(8,173)	$—

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss in the three and nine months ended September 30, 2020, 2,098 shares and 3,952 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net loss in the three and nine months ended September 30, 2019, 1,713 shares and 2,763 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 11 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units are issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares are included in common stock outstanding on the date of vesting. Restricted share units are included in common stock outstanding on the date they are transferred to the non-employee director or their beneficiary. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $19 and $50, in the aggregate, for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, the Company had $86 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.6 years. The total fair value at the vesting date for restricted shares and restricted share units that vested during the nine months ended September 30, 2020 and 2019 was $46 and $39, respectively. No restricted shares or restricted shares units vested during the three months ended September 30, 2020 and 2019.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

A summary table of the status of the restricted shares and restricted share units is presented below:

	Restricted Shares	Restricted Share Units
Outstanding at December 31, 2019	3,906	1,480
Granted (at grant date fair value of $18.15 per share)	4,408	—
Vested	(1,747)	(760)
Outstanding at September 30, 2020	6,567	720

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, retail real estate, for the nine months ended September 30, 2020 and 2019.

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2020 and 2019. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid amounts as of
		2020	2019	2020	2019	September 30, 2020	December 31, 2019
General and administrative reimbursements	(a)	$415	$227	$1,205	$952	$254	$188

Real estate management fees		$1,105	$1,213	$2,974	$3,506	$326	$—
Property operating expenses		272	284	818	852	181	—
Construction management fees		17	95	26	169	18	23
Leasing fees		52	82	158	236	72	143
Total real estate management related costs	(b)	$1,446	$1,674	$3,976	$4,763	$597	$166

Business management fees	(c)	$2,231	$2,339	$6,691	$7,007	$2,232	$4,675

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

September 30, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2020
Interest rate swap agreements - Other assets	$—	$—	$—	$—
Interest rate swap agreements - Other liabilities	$—	$19,514	$—	$19,514
December 31, 2019
Interest rate swap agreements - Other assets	$—	$715	$—	$715
Interest rate swap agreements - Other liabilities	$—	$7,622	$—	$7,622

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 15 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to September 30, 2020 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Paydown of Revolving Credit Facility

During October 2020, the Company repaid $40,000 of the outstanding balance on the Revolving Credit Facility.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as filed with the Securities and Exchange Commission on August 14, 2020, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the Securities and Exchange Commission on May 13, 2020, and in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 18, 2020, and factors described below:

•

Market disruptions resulting from the economic effects of the COVID-19 pandemic or otherwise will adversely impact many aspects of our operating results and financial condition, including our ability to service our debt obligations, borrow additional monies or pay distributions;

•

We have incurred net losses on a U.S. generally accepted accounting principles (“U.S. GAAP”) basis for the three and nine months ended September 30, 2020 and 2019 and for the year ended December 31, 2019;

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

•	Our properties may compete with the properties owned by other programs sponsored by our Sponsor or Inland Private Capital Corporation or other affiliates for, among other things, tenants;
•	Our Business Manager is under no obligation, and may not agree, to forgo or defer its business management fee;
•	If we fail to continue to qualify as a REIT, our operations and distributions to stockholders, if any, will be adversely affected; and

•

The strategic plan adopted by our board of directors on February 11, 2019, which is discussed further below, may evolve or change over time, and there is no assurance we will be able to successfully achieve our board’s objectives under the strategic plan, including making strategic sales or purchases of properties or listing our common stock, within the timeframe we expected or would prefer or at all.

•

We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, including negative impacts on our tenants and their respective businesses, and we have agreed to defer a significant amount of rent owed to us, which tenants will be obligated to pay over time in addition to their regular rent, which they may not be able or willing to do, particularly if their results of operations or future prospects have been or become materially adversely affected by the COVID-19 pandemic;

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

The following discussion and analysis relates to the three and nine months ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

At September 30, 2020, we had total assets of $1.2 billion on our balance sheet and owned 44 properties located in 21 states containing 6.5 million square feet. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. As of September 30, 2020, 86% of our annualized base rental income was generated from grocery-anchored or grocery shadow-anchored shopping centers. A grocery shadow-anchored shopping center is a shopping center which we own that is located near a grocery store that we do not own but that generates traffic for our shopping center. The portfolio properties have staggered lease maturity dates. Grocery anchor tenants accounted for 15.6% of our annualized base rent (“ABR”) as of September 30, 2020.

We commenced our “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. We sold 33,534,022 shares of common stock generating gross proceeds of $834.4 million from the Offering. On March 3, 2020, our board of directors determined an estimated per share net asset value of our common stock of $18.15 as of December 31, 2019.

COVID-19 Pandemic

We are closely monitoring the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our business and locations, including how it is impacting our tenants and vendors. In the third quarter, we recognized bad debt expense of $2.2 million mostly as a result of the pandemic. Additionally, we deferred an additional $1.0 million of rent during the third quarter pursuant to agreements negotiated with tenants in the wake of the COVID-19 pandemic. See Note 5 – “Leases” for additional information. We are unable to predict with certainty the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties.

In addition, we cannot predict the entire impact that COVID-19 will have on our tenants and other business partners, such as vendors and service providers; however, any material further effect on these parties would continue to adversely impact us. As of November 9, 2020, many tenants are operating in a materially reduced capacity. As of November 9, 2020, rents collected as a percentage of billings, applying cash received to the billed amounts that have been outstanding for the longest period of time, were 89% in April, 87% in May, 84% in June, 93% in July, 94% in August, 93% in September and 95% in October. Cash rent payments received (without applying the cash to any particular amount due) during the month of August remained steady with July, decreasing slightly by $0.4 million from July (from $10.0 million to $9.6. million). September cash rent receipts decreased $1.1 million from August (from $9.6 million to $8.5 million). October cash rent receipts increased by $1.7 million from September (from $8.5 million to $10.2 million). Payment plans mostly in the form of rent deferrals have been agreed upon with tenants representing a total of 270 leases comprising 44% of ABR and we are still in active negotiations with other tenants. As of November 9, 2020, deferrals represent $5.8 million in total rent, or approximately 30% of ABR, and modifications and rent abatements represent $2.2 million in total rent, or 13% of ABR. Deferrals and abatements agreed upon with anchor tenants represent $4.6 million in rent, versus $3.4 million agreed upon with junior box and small-shop tenants. Not all tenant requests will ultimately result in payment plans, and we manage negotiations with tenants on a case-by-case basis. We have sent some tenants notices of default, including to one of our ten largest tenants by ABR, which has since resumed paying rent but with which we are still negotiating with respect to unpaid amounts still owed. September and October collections and rent relief requests to-date may not be indicative of collections or requests in any future period. We are closely monitoring the impact of the COVID-19 pandemic on the collectability of lease payments.

The impact of the COVID-19 pandemic on our rental revenue for the fourth quarter of 2020 and thereafter cannot, however, be determined at present. The deferral periods for tenants averaged four months and most have ended. While some payments from tenants of deferred amounts will begin during the fourth quarter of 2020, the vast majority will be repaid through 2021. If tenants cannot or will not pay these deferred amounts of rent in addition to their normal rent due, they may request additional deferrals, breach their lease agreements with us, cease doing business, file for bankruptcy or some combination of the foregoing, any of which may have adverse effects on our operating results or financial position. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business.

Of our bad debt expense recorded this year through September 30, 2020 (see Note 5 – “Leases”), we estimate that 71% of the total bad debt has been from tenants significantly affected by the pandemic, especially apparel and restaurants, and a considerable number of the apparel tenants have filed for bankruptcy. Two of our top 30 tenants by ABR (nos. 18 (Ascena Retail Group) and 29 (JCPenney)) have filed for Chapter 11 bankruptcy protection, and a third, Bed Bath & Beyond (no. 23) has publicly announced that it is closing 200 of its stores and has initiated discussions with us regarding its locations at three of our centers that may result in rent reductions, term extensions or store closures. Tenants representing 22 locations and $3.3 million ABR (3.6% of total ABR) have filed for bankruptcy protection. As of November 9, 2020, certain tenants, estimated to be approximately 20% of the tenants with which we have entered into deferral agreements, have overdue balances some of which have been included in our allowance for bad debts. To the extent that the effects of the pandemic continue for a prolonged period of time or become more severe, the effects of the pandemic, including governmental actions taken to combat the pandemic, are likely to result in additional tenant requests for deferrals or other lease modifications, failures to pay rent, bad debt expense or vacancies in the future. Conversely, if an affordable and widely available treatment or vaccine for COVID-19 is created, pent-up demand may follow for products and services such as those provided by restaurants, health, wellness and personal care service providers and apparel and accessory retailers in these categories.

We rely on the Business Manager to manage our day-to-day operations. Though many people have been able to work remotely effectively, the business and operations of our Business Manager and its affiliates may also be adversely impacted by further coronavirus outbreaks, including illness or quarantine of members of its workforce, which may negatively impact on its ability to provide us services to the same degree as it had prior to the outbreak.

For further information regarding the potential impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”

Company Update – Three and Nine Months Ended September 30, 2020

On February 11, 2019, our board of directors approved a strategic plan with the goal of providing a future liquidity to investors and creating long-term stockholder value. The strategic plan centers around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team and our board of directors are considering the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. We plan to move toward a liquidity event in the future, market conditions permitting, most likely through a listing on a public securities exchange. As part of the strategic plan, we preliminarily identified a select number of properties we would consider selling and marketed them. As further described in Note 4 – “Dispositions”, we have completed the sale of three of the selected properties in the first quarter. The strategic plan may evolve or change over time. For example, we may decide to focus more on redeveloping existing properties relative to investing in new grocery-anchored centers, depending on such factors, including, but not limited to, market prices for our properties, availability of capital for redevelopment and construction costs. There is no assurance we will be able to successfully implement the strategic plan, including making strategic sales or purchases of properties or listing our common stock, and it is likely that no liquidity event will occur before the adverse effects of the COVID-19 pandemic on the economy and the retail commercial real estate market subside.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of September 30, 2020
Number of properties	44
Purchase price	$1,346,514
Total square footage	6,470,717
Weighted average physical occupancy	93.3%
Weighted average economic occupancy	93.8%
Weighted average remaining lease term (years)	5.1

The table below presents information for each of our investment properties as of September 30, 2020.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	159,258	97.3%	97.3%	—	—
Park Avenue (a)	Little Rock, AR	79,131	62.2%	85.4%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	100.0%	100.0%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	96.3%	96.3%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	100.0%	100.0%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	84.1%	84.1%	—	—
Dogwood Festival (a)	Flowood, MS	187,610	85.7%	85.7%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	98.4%	98.4%	—	—
Harris Plaza (a)	Layton, UT	125,965	91.0%	91.0%	—	—
Dixie Valley	Louisville, KY	119,981	92.5%	92.5%	6,798	3.43%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	94.6%	94.6%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	91.9%	91.9%	—	—
Harvest Square	Harvest, AL	70,590	92.1%	92.1%	6,400	4.65%
Heritage Square	Conyers, GA	22,510	95.8%	95.8%	4,460	5.10%
The Shoppes at Branson Hills (a)	Branson, MO	256,244	80.9%	80.9%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	86.1%	86.1%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	86.7%	86.7%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	98.3%	98.3%	13,100	3.24%
Eastside Junction	Athens, AL	79,675	85.7%	85.7%	5,945	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.5%	98.5%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	100.0%	100.0%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	96.2%	96.2%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	79.0%	79.0%	4,650	5.30%
Frisco Marketplace (a)	Frisco, TX	112,024	89.7%	93.6%	—	—
White City	Shrewsbury, MA	257,121	89.6%	89.6%	49,002	3.24%
Yorkville Marketplace (a)	Yorkville, IL	111,591	91.3%	91.3%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.2%	98.2%	13,700	3.30%
Marketplace at El Paseo	Fresno, CA	224,683	98.2%	99.0%	38,000	2.95%
The Village at Burlington Creek	Kansas City, MO	157,937	72.4%	72.4%	17,723	4.25%
Milford Marketplace	Milford, CT	111,720	86.3%	86.3%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,763	97.6%	97.6%	76,533	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	96.2%	96.2%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	91.6%	91.6%	—	—
Marketplace at Tech Center	Newport News, VA	210,501	89.8%	94.9%	47,550	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,662	95.6%	95.6%	43,680	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	99.1%	99.1%	—	—
Pentucket Shopping Center	Plaistow, NH	198,469	98.0%	98.0%	14,700	3.65%
Coastal North Town Center - Phase II	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
Portfolio total		6,470,717	93.3%	93.8%	$416,351	3.69%

(a)	Property is included in the pool of unencumbered properties under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of September 30, 2020.

Tenant Name	Number of Leases	Annualized Base Rent (a)	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	4	$3,374	3.6%	$13.52	249,493	3.8%
The TJX Companies, Inc.	12	3,043	3.3%	9.87	308,253	4.8%
Ross Dress for Less, Inc.	9	2,449	2.6%	10.32	237,165	3.7%
Albertsons/Jewel/Shaw's	2	2,304	2.5%	18.02	127,892	2.0%
Ulta Salon, Cosmetics & Fragrance Inc.	9	2,151	2.3%	22.73	94,658	1.5%
PetSmart	7	2,020	2.2%	14.58	138,578	2.1%
Dicks Sporting Goods, Inc.	4	2,012	2.2%	11.13	180,766	2.8%
LA Fitness (Fitness International)	2	1,966	2.1%	21.94	89,600	1.4%
Kohl's Department Stores	4	1,888	2.0%	5.68	332,461	5.1%
Giant Eagle	1	1,805	2.0%	13.96	129,340	2.0%
Top ten tenants	54	$23,012	24.8%	$12.19	1,888,206	29.2%

(a)

We have entered into rent deferral agreements with the tenants above that have generally been heavily impacted by the effects of the COVID-19 pandemic, which is a majority of the top ten tenants. To the extent we have agreed with a tenant to defer rent due in the base year to a later period, that deferred rent is still reflected in the annualized base rent amount above.

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at September 30, 2020.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,418,634	23.4%	11.6%
Home Goods	976,834	16.1%	9.1%
Grocery	950,042	15.6%	14.8%
Lifestyle, Health Clubs, Books & Phones	735,634	12.1%	16.1%
Restaurant	534,434	8.8%	16.8%
Apparel & Accessories	388,428	6.4%	9.2%
Pet Supplies	245,245	4.0%	4.2%
Consumer Services, Salons, Cleaners, Banks	243,619	4.0%	7.3%
Sporting Goods	238,447	3.9%	3.5%
Other	183,799	3.1%	2.6%
Health, Doctors & Health Foods	156,175	2.6%	4.8%
Total	6,071,291	100.0%	100.0%

The following table sets forth a summary of our property type based on annualized base rent for in-place leases and rents collected as a percentage of billings, applying cash received to the billed amounts that have been outstanding for the longest period of time, as of November 9, 2020.

Property Type	Percent of Total Annualized Base Rent	Collections Applied to April Rent	Collections Applied to May Rent	Collections Applied to June Rent	Collections Applied to July Rent	Collections Applied to August Rent	Collections Applied to September Rent	Collections Applied to October Rent
Grocery	54%	89%	85%	83%	91%	94%	93%	95%
Grocery Shadow-Anchored	32%	91%	91%	89%	100%	97%	97%	97%
Community Center	7%	84%	86%	86%	86%	91%	85%	86%
Power Center	7%	84%	76%	46%	84%	77%	82%	88%
Total	100%	89%	87%	84%	93%	94%	93%	95%

The following table sets forth a summary, as of September 30, 2020, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	52%	5.9
Junior Box	5,000-9,999	14%	5.0
Small Shop	Less than 5,000	34%	3.7
Total		100%	5.1

Lease Expirations

The following table sets forth a summary, as of September 30, 2020, of lease expirations scheduled to occur during the remainder of 2020 and each of the calendar years from 2021 to 2029 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to September 30, 2020. Annualized base rent represents the rent in-place of the applicable property at September 30, 2020. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $83,043 or $17.94 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2020 (including month-to-month)	41	158,403	2.6%	$2,077	2.2%	$13.11
2021	81	292,448	4.8%	6,231	6.7%	21.31
2022	93	584,490	9.6%	10,924	11.8%	18.69
2023	109	830,125	13.7%	12,737	13.8%	15.34
2024	107	766,436	12.6%	14,276	15.4%	18.63
2025	114	814,748	13.4%	14,541	15.7%	17.85
2026	45	424,172	7.0%	6,253	6.8%	14.74
2027	28	373,357	6.2%	5,120	5.5%	13.71
2028	32	700,359	11.5%	6,544	7.1%	9.34
2029	12	170,091	2.8%	2,431	2.6%	14.29
Thereafter	35	956,662	15.8%	11,503	12.4%	12.02
Leased Total	697	6,071,291	100.0%	$92,637	100.0%	$15.26

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest & principal payments on mortgage loans and Credit Facility	•	Cash receipts from our tenants
•	Property operating expenses	•	Sale of shares through the DRP
•	General and administrative expenses	•	Proceeds from new or refinanced mortgage loans
•	Distributions to stockholders	•	Borrowing on our Credit Facility
•	Fees payable to our Business Manager and Real Estate Manager	•	Proceeds from sales of real estate
•	Repurchases of shares under the SRP
•	Acquisitions of real estate directly or through joint ventures
•	Capital expenditures, tenant improvements and leasing commissions

During January 2020, we completed the sale of three properties generating net proceeds of $37.3 million.

At September 30, 2020, we had $105 million outstanding under the Revolving Credit Facility and $150 million outstanding under the Term Loan. At September 30, 2020 the interest rate on the Revolving Credit Facility and the Term Loan was 2.05% and 4.64%, respectively. The Revolving Credit Facility matures on August 1, 2022, and we have the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions. The Term Loan matures on August 1, 2023. As of September 30, 2020, we had $95 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, and assuming compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility. During October 2020, the Company paid down $40 million of the outstanding balance on the Revolving Credit Facility, increasing the amount available for borrowing to $135 million, again subject to the terms and conditions noted above. Although $135 million is the maximum available, covenant limitations, particularly the leverage ratio, affect what we can actually draw, and we expect to have substantially less than $135 million actually available to draw or otherwise undertake as additional debt in the fourth quarter of 2020, and we will likely have less than $135 million actually available to draw or undertake as additional debt through 2021, depending on the future effects of the pandemic on our tenants, among other things. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. Our leverage ratio generally cannot exceed 60%, provided however that two times during the term of our Revolving Credit Facility our leverage ratio may be 62.5% for two consecutive quarters.

As of September 30, 2020, we had total debt outstanding of $671.4 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.65% per annum. As of September 30, 2020, the weighted average years to maturity for our debt was 2.7 years. As of September 30, 2020 and December 31, 2019, our borrowings were 50% and 49%, respectively, of the purchase price of our investment properties. At September 30, 2020 our cash and cash equivalents balance was $43.5 million.

In the next twelve months, we have four mortgage loans maturing with an aggregate principal balance of $63.0 million, which we have the intent to refinance or repay by drawing on the line of credit. For information related to our debt maturities reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our September 30, 2020 Notes to Consolidated Financial Statements in Item 1.

To preserve cash for the payment of operating and other expenses, such as debt payments, our board of directors has suspended distributions and rescinded the first quarter distribution that was expected to be paid on June 1, 2020 to stockholders of record on May 29, 2020. Our board of directors has also suspended our DRP and SRP until further notice. We have also delayed making non-essential capital improvements and other non-essential capital expenditures at our properties since the onset of the pandemic, where possible, to reduce expenses and preserve cash and expect to continue to delay non-essential capital expenditures until they become essential or until the adverse effects of the COVID-19 pandemic on our tenants subside. These actions are being taken until there is better clarity on our tenants’ ability and willingness to pay rent and meet other lease obligations and, ultimately, the performance of our shopping centers. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020. Any unfulfilled repurchase requests will automatically roll over for processing under the terms and conditions of the SRP when we restart our plan, unless a stockholder withdraws the request for repurchase.

On September 29, 2020, we entered into a first amendment to the Company’s Amended and Restated Credit Agreement dated as of August 1, 2018 with KeyBank National Association individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and Merrill Lynch Pierce, Fenner & Smith Incorporated (now BofA Securities, Inc.) as joint lead arrangers, and other lenders from time to time parties to the agreement. This amendment provides a waiver of the minimum tangible net worth requirement for three consecutive quarters beginning with the quarter ended September 30, 2020. In exchange, we agreed that our leverage ratio may be increased only to 62.5% (formerly 65%) for two consecutive fiscal quarters two times prior to the facility termination date, that we are restricted, during this waiver period, from making any share repurchases or distributions without lender approval, and that a LIBOR floor of 25 basis points will remain in effect for the remainder of the term. As of September 30, 2020, we have paid all interest and principal amounts when due, and are in compliance with all financial covenants related to the Credit Facility as amended. See our Part II, Item 1A titled “Risk Factors” below and in our Annual Report on Form 10-K for discussion of risks stemming from our use of debt and a potential failure to comply with a covenant under the Credit Facility.

Cash Flow Analysis

	Nine Months Ended September 30,		Change
	2020	2019	2020 vs. 2019
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$26,225	$40,814	$(14,589)
Net cash flows provided by (used in) investing activities	$34,392	$(5,301)	$39,693
Net cash flows used in financing activities	$(21,557)	$(37,799)	$16,242

Operating activities

The decrease in cash from operating activities during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to a decrease and delay in rent collections due to the COVID-19 pandemic and the timing of business manager fee payments.

Investing activities

	Nine Months Ended September 30,		Change
	2020	2019	2020 vs. 2019
	(Dollar amounts in thousands)
Capital expenditures	$(2,863)	$(5,301)	$2,438
Proceeds from sale of investment properties	37,255	—	37,255
Net cash provided by (used in) investing activities	$34,392	$(5,301)	$39,693

Cash was provided by our investing activities in the nine months ended September 30, 2020 compared to the cash used in the nine months ended September 30, 2019. The primary change from the prior year was our receipt of $37.3 million of proceeds from the sale of three properties during January 2020 offset partially by lower capital expenditures during the current year.

Financing activities

	Nine Months Ended September 30,		Change
	2020	2019	2020 vs. 2019
	(Dollar amounts in thousands)
Total changes related to debt	$(12,858)	$(9,159)	$(3,699)
Proceeds from the distribution reinvestment plan, net of shares repurchased	2,142	4,797	(2,655)
Distributions paid	(10,841)	(33,437)	22,596
Net cash used in financing activities	$(21,557)	$(37,799)	$16,242

During the nine months ended September 30, 2020, cash used by debt increased $3.7 million from the nine months ended September 30, 2019, primarily due to $3.0 million higher net paydowns on the credit facility in 2020 compared to the paydowns in 2019. During the nine months ended September 30, 2020 and 2019, we generated proceeds from the sale of shares pursuant to the DRP of $4.5 million and $15.0 million, respectively. For the nine months ended September 30, 2020 and 2019, share repurchases were

$2.4 million and $10.2 million, respectively. During the nine months ended September 30, 2020 and 2019, we paid $10.8 million and $33.4 million, respectively, in distributions. The decreases in distributions paid, proceeds from DRP and share repurchases in 2020 compared to 2019 is due to the suspensions of the authorization and payment of distributions, the DRP and the SRP.

Distributions

For 2020 and 2019, distributions were payable quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the nine months ended September 30, 2020 and 2019 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (2)
Nine Months Ended September 30,	Distributions Declared (1)	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operations
2020	$—	$—	$6,294	$4,547	$10,841	$26,225
2019	$32,321	$0.9054	$18,412	$15,025	$33,437	$40,814

(1)	The distribution declared during the first quarter of 2020 was rescinded during the second quarter.
(2)	Distributions were funded by cash flow from operations and cash on hand during the nine months ended September 30, 2020 and 2019.

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, our board of directors rescinded the first quarter distribution and suspended distributions until further notice.

Results of Operations

The following discussions are based on our consolidated financial statements for the three and nine months ended September 30, 2020 and 2019. Dollar amounts are stated in thousands.

This section describes and compares our results of operations for the three and nine months ended September 30, 2020 and 2019. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, which is a supplemental non-GAAP performance measure. A total of 44 investment properties (which are all of the properties we currently own) that were acquired on or before January 1, 2019 represent our “same store” properties during the three and nine months ended September 30, 2020 and 2019. “Non-same store,” as reflected in the table below, consists of properties sold after January 1, 2019. For the three and nine months ended September 30, 2020 and 2019, 15 properties that were sold constituted non-same store properties.

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

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three and nine months ended September 30, 2020 and 2019, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

Comparison of the three months ended September 30, 2020 and September 30, 2019

	Total			Same Store			Non-Same Store
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental income	$26,700	$31,339	$(4,639)	$26,700	$29,908	$(3,208)	$—	$1,431	$(1,431)
Other property income	29	69	(40)	29	69	(40)	—	—	—
Total income	$26,729	$31,408	$(4,679)	$26,729	$29,977	$(3,248)	$—	1,431	$(1,431)

Property operating expenses	$4,259	$5,561	$(1,302)	$4,259	$5,388	$(1,129)	$—	173	$(173)
Real estate tax expense	3,557	4,068	(511)	3,557	3,785	(228)	—	283	(283)
Total property operating expenses	$7,816	$9,629	$(1,813)	$7,816	$9,173	$(1,357)	$—	456	$(456)

Property net operating income	$18,913	$21,779	$(2,866)	$18,913	$20,804	$(1,891)	$—	975	$(975)

Straight-line income (expense), net	$269	$189	$80
Amortization of intangibles and lease incentives	$473	241	232
General and administrative expenses	(1,185)	(1,013)	(172)
Business management fee	(2,231)	(2,339)	108
Depreciation and amortization	(13,149)	(14,629)	1,480
Interest expense	(6,283)	(7,117)	834
Interest and other income	2	57	(55)
Net loss	$(3,191)	$(2,832)	$(359)

Net loss. Net loss was $3,191 and $2,832 for the three months ended September 30, 2020 and 2019, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended September 30, 2020 with the results of the same investment properties owned during the three months ended September 30, 2019, property net operating income decreased $1,891, total property income decreased $3,248, and total property operating expenses including real estate tax expense decreased $1,357.

The decrease in “same store” total property income is primarily due to an increase in bad debt and lower reimbursements billed to tenants resulting from lower expenses during the three months ended September 30, 2020, both primarily caused by the COVID-19 pandemic. See Note 5 – “Leases” for additional information regarding the effects of deferred rent and bad debt on rental income.

“Non-same store” total property net operating income decreased $975 during 2020 compared to 2019. The decrease was due to 12 properties sold in the fourth quarter of 2019 and an additional three properties sold during the first quarter of 2020. On a “non-same store” basis, total property income decreased $1,431 and total property operating expenses decreased $456 during the three months ended September 30, 2020.

Straight-line income (expense), net. Straight-line income (expense), net increased $80 in 2020 compared to 2019. This increase is primarily due to an increase in rent abatements during the three months ended September 30, 2020.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives increased $232 in 2020 compared to 2019. The increase is primarily attributable to higher below market lease intangible write-offs during the third quarter of 2020 due to early tenant move-outs.

General and administrative expenses. General and administrative expenses increased $172 in 2020 compared to 2019. This increase is primarily due to higher legal expenses for the three months ended September 30, 2020.

Business management fee. Business management fees decreased $108 in 2020 compared to 2019. The decrease is primarily due to 15 properties sold since September 30, 2019, including 12 in the fourth quarter of 2019 and three during January 2020.

Depreciation and amortization. Depreciation and amortization decreased $1,480 in 2020 compared to 2019. The decrease is primarily due to properties sold in the fourth quarter 2019 and January 2020 that are no longer depreciating.

Interest expense. Interest expense decreased $834 in 2020 compared to 2019. The decrease is primarily due to lower average interest rates and a decrease in average debt outstanding in 2020 compared to 2019.

Interest and other income. Interest and other income decreased $55 in 2020 compared to 2019. The decrease is primarily due to lower average interest rates earned on cash balances during the three months ended September 30, 2020.

Comparison of the nine months ended September 30, 2020 and September 30, 2019

	Total			Same Store			Non-Same Store
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental income	$82,138	$93,873	$(11,735)	$81,955	$89,613	$(7,658)	$183	$4,260	$(4,077)
Other property income	143	191	(48)	143	191	(48)	—	—	-
Total income	$82,281	$94,064	$(11,783)	$82,098	$89,804	$(7,706)	$183	$4,260	$(4,077)

Property operating expenses	$13,391	$16,272	$(2,881)	$13,354	$15,808	$(2,454)	$37	464	$(427)
Real estate tax expense	10,979	12,206	(1,227)	10,941	11,319	(378)	38	887	(849)
Total property operating expenses	$24,370	$28,478	$(4,108)	$24,295	$27,127	$(2,832)	$75	$1,351	$(1,276)

Property net operating income	$57,911	$65,586	$(7,675)	$57,803	$62,677	$(4,874)	$108	$2,909	$(2,801)

Straight-line income (expense), net	$526	$612	$(86)
Intangible amortization and inducement	1,252	816	436
General and administrative expenses	(3,872)	(3,886)	14
Business management fee	(6,691)	(7,007)	316
Depreciation and amortization	(39,286)	(43,244)	3,958
Interest expense	(19,060)	(21,440)	2,380
Interest and other income	95	102	(7)
Net loss	$(9,125)	$(8,461)	$(664)

Net loss. Net loss was $9,125 and $8,461 for the nine months ended September 30, 2020 and 2019, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the nine months ended September 30, 2020 with the results of the same investment properties owned during the nine months ended September 30, 2019, property net operating income decreased $4,874, total property income decreased $7,706, and total property operating expenses including real estate tax expense decreased $2,832.

The decrease in “same store” total property income is primarily due to an increase in bad debt and lower reimbursements billed to tenants resulting from lower expenses during the nine months ended September 30, 2020, both primarily caused by the COVID-19 pandemic. See Note 5 – “Leases” for additional information regarding the effects of deferred rent and bad debt on rental income.

“Non-same store” total property net operating income decreased $2,801 during 2020 as compared to 2019. The decrease was due to 12 properties sold in the fourth quarter of 2019 and an additional three properties sold during the first quarter of 2020. On a “non-same store” basis, total property income decreased $4,077 and total property operating expenses decreased $1,276 during the nine months ended September 30, 2020.

Straight-line income (expense), net. Straight-line income (expense), net decreased $86 in 2020 compared to 2019. This decrease is primarily due to greater write-offs during the nine months ended September 30, 2020.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives increased $436 in 2020 compared to 2019. The increase is primarily attributable to higher below market lease intangible write-offs during 2020 due to early tenant move-outs.

General and administrative expenses. General and administrative expenses remained consistent, increasing by only $14 in 2020 compared to 2019.

Business management fee. Business management fees decreased $316 in 2020 compared to 2019. The decrease is primarily due to 15 properties sold since September 30, 2019, including 12 in the fourth quarter of 2019 and three during January 2020.

Depreciation and amortization. Depreciation and amortization decreased $3,958 in 2020 compared to 2019. The decrease is primarily due to properties sold in the fourth quarter 2019 and January 2020 that are no longer depreciating.

Interest expense. Interest expense decreased $2,380 in 2020 compared to 2019. The decrease is primarily due to lower average interest rates and a decrease in average debt outstanding in 2020 compared to 2019.

Interest and other income. Interest and other income remained consistent, decreasing by only $7 in 2020 compared to 2019.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 18, 2020, under the heading “Critical Accounting Policies.” We are adding one critical accounting policy during the nine months ended September 30, 2020 for collectability of accounts and rents receivable.

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

Leasing Activity

The following table sets forth leasing activity during the nine months ended September 30, 2020. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	40	301,655	$18.15	$17.96	1.1%	3.4	$0.27
Comparable New Leases	2	5,666	$27.42	$26.65	2.9%	5.7	$24.68
Non-Comparable New and Renewal Leases (a)	28	168,852	$12.82	N/A	N/A	4.3	$10.72
Total	70	476,173

(a)

Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rent amounts and leases signed where the previous and current lease do not have similar lease structures.

Lease extensions are treated as renewals and included in the above table only if the lease extension period exceeds any abatement period. Six leases comprising 95,447 square feet (58% of total square footage renewed during the three months ended September 30, 2020) were extended early in connection with COVID-19 related abatement or deferral agreements.

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

Our FFO and MFFO for the nine months ended September 30, 2020 and 2019 are calculated as follows:

		Nine Months Ended September 30,
		2020	2019
		(Dollar amounts in thousands)
	Net loss	$(9,125)	$(8,461)
Add:	Depreciation and amortization related to investment properties	39,286	43,244
	Funds from operations (FFO)	30,161	34,783

Less:	Amortization of acquired market lease intangibles, net	(1,324)	(858)
	Straight-line income (expense), net	(526)	(612)
	Modified funds from operations (MFFO)	$28,311	$33,313

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our September 30, 2020 Notes to Consolidated Financial Statements in Item 1.

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

As of September 30, 2020, we had outstanding debt of $671.4 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 1.77% to 5.48% per annum. The weighted average interest rate was 3.65%, which includes the effect of interest rate swaps. As of September 30, 2020, the weighted average years to maturity for our mortgages and credit facility payable was 2.7 years.

As of September 30, 2020, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $163.8 million and a fair value of $176.5 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $6.2 million at September 30, 2020. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $6.5 million at September 30, 2020.

As of September 30, 2020, we had $105.7 million of debt or 15.7% of our total debt, excluding mortgage premium and unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 2.05% per annum. We had variable rate debt subject to swap agreements of $401.8 million, or 59.9% of our total debt, excluding mortgage premium and unamortized debt issuance costs, at September 30, 2020.

If interest rates on all debt which bears interest at variable rates as of September 30, 2020 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.0 million annually. If interest rates on all debt which bears interest at variable rates as of September 30, 2020 decreased by 1% (100 basis points), interest expense would not change earnings and cash flows primarily due to the impact of the LIBOR floor on the Revolving Credit Facility.

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

Derivatives

For information related to our derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our September 30, 2020 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020:

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

A sustained downturn in the U.S. economy and reduced consumer spending, including reduced consumer activity at brick-and-mortar commercial establishments, due to the prolonged existence and threat of the COVID-19 pandemic has caused an economic recession in the U.S. that has negatively impacted, and could further impact, the ability and willingness of many of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents is also likely to be negatively impacted by a prolonged recession in the U.S. economy, which would result in a decline in our occupancy percentage and reduction in rental revenues as tenants default and leases expire over time. An increase in the number of co-tenancy claims at various properties could result if the occupancy at those properties falls below required thresholds or large spaces otherwise go dark, which may provide remaining tenants at such a property with certain rights that may include the right to cease operations or stop paying or abate (reduce) rent owed.

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

The impact of the COVID-19 pandemic has been rapidly evolving and is ever-changing. The coronavirus outbreak is negatively impacting almost every industry directly or indirectly, particularly the travel, hotel and retail industries, and businesses that rely on or require close personal contact, such as live entertainment venues, gyms and exercise facilities, health and wellness service providers and beauty salons, restaurants and bars. Many of our tenants have been required by the local, state or federal authorities to cease or limit operations thereby preventing them from generating revenue. Our tenants rely on retail customers and many of their businesses require close personal contact. Even if not prevented by the local, state or federal authorities, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which will likely further result in reductions in customer foot traffic and reduced demand for our tenants’ products and services and may diminish the demand for space and the corresponding amounts of rent we can obtain for our properties and harm our tenants’ ability or willingness to pay us rent. As of November 9, 2020, many tenants continue to operate in a materially reduced capacity. As disclosed in our filings with the Securities and Exchange Commission since the onset of the pandemic, we have been collecting less than all rent billed, and rent billed has not included amounts that we have agreed to defer. In addition, tenants representing 59% of our portfolio, as measured by annualized base rent (“ABR”), have requested short-term rent relief, and we have finalized payment plans with tenants representing 44% of ABR. Rent deferrals will reduce our cash available to pay operating expenses and service our debt obligations. When the deferred rent becomes due, our tenants will be required to pay these deferred rent amounts in addition to the regular rent due, which may be difficult or impossible for tenants whose businesses have not recovered to pre-pandemic levels or are otherwise not performing well. Any rent forgiveness would further reduce our available cash.

Enforcing our rights as landlord against tenants who fail to pay rent or otherwise do not comply with the terms of their leases may be costly and may consume valuable time and resources, and even if we obtain a judgment, tenants that have been severely impacted may not be able to pay us what we are owed. Our ability to recover amounts under the terms of our leases may further be restricted or delayed due to moratoriums imposed by various jurisdictions in light of the COVID-19 pandemic on landlord-initiated commercial eviction and collection actions. If any of our tenants, or any guarantor of a tenant’s lease obligations, files for bankruptcy, we could be further adversely affected due to loss of revenue but also because the bankruptcy may also make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates. Two of our top 30 tenants by ABR (nos. 18 (Ascena Retail Group) and 29 (JCPenney)) have filed for Chapter 11 bankruptcy protection, and a third, Bed Bath & Beyond (no. 23) has publicly announced that it is closing 200 of its stores and has initiated discussions with us regarding its locations at three of our centers that may result in rent reductions, term extensions or store closures. Even if co-tenancy rights do not exist at centers affected by anchor store closings, other tenants may experience downturns in their businesses that could further threaten their ongoing ability to continue paying rent and remain solvent. Further, certain of our tenants may not be eligible for or may not be successful in securing stimulus funds under government aid programs, if any, and there is no assurance they will pay rent even if they qualify.

As referenced above, a decrease in demand for in-person retail businesses could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates and we could incur significant re-leasing costs and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer. Some tenants that have been or are forced to close or have had their operations severely limited by government order or some other government action or whose customers and potential customers change their habits in light of the coronavirus, e.g., by shopping more online, may not re-open even after the aforementioned restrictions are lifted or may go out of business, which could have a material impact on occupancy at our properties and may continue to materially impact our results. To the extent that unemployment remains high and government assistance decreases significantly from recent levels, for example, if unemployment assistance provided by the U.S. government is decreased or discontinued, retail consumer spending may correspondingly decrease, and our tenants may be materially adversely affected and forced to close. Additionally, many manufacturers of goods and suppliers and processors of food in many countries have experienced complete or partial shut downs and may not be able to function at full capacity in an attempt to curb the spread of the illness, which could lead to temporary or long-term disruptions in supply chains and may also impact the operations of our tenants, further impacting their revenues and ability to pay rent when due.

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

The strategic plan adopted by our board of directors on February 11, 2019, may evolve or change over time, particularly in light of the COVID-19 pandemic, and there is no assurance we will be able to successfully achieve our board’s objectives under the strategic plan, including making strategic sales or purchases of properties or listing our common stock, within the timeframe we expected or would prefer or at all.

The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. Any breach of a financial covenant would be a default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.

We entered into a credit agreement, as amended, for a $350.0 million credit facility (the “Credit Facility”) consisting of a revolving credit facility providing initial revolving credit commitments in an aggregate amount of $200.0 million (the “Revolving Credit Facility”) and a term loan facility providing initial term loan commitments in an aggregate amount of $150.0 million (the “Term Loan”). The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of ten unencumbered properties with an unencumbered pool value of $200.0 million or above and by a guaranty by certain of our subsidiaries. At October 31, 2020, we had $215 million outstanding of the $350 million available under the Credit Facility. Our maximum availability under the Credit Facility was $135 million as of October 31, 2020, subject to the terms and conditions, including compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility. Although $135 million is the maximum available, covenant limitations, particularly the leverage ratio, affect what we can actually draw or otherwise undertake as additional debt. Our leverage ratio generally cannot exceed 60%, provided however that two times during the term of our Revolving Credit Facility our leverage ratio may be 62.5% for two consecutive quarters. There has been substantially less available to actually draw or undertake as additional debt during the pandemic than the maximum amount available, and there may be additional periods during which the amount we can actually draw or otherwise undertake as additional debt is considerably less than the maximum amount available, particularly while the COVID-19 pandemic continues to negatively affect our tenants.

The credit agreement requires compliance with certain financial covenants, including, among other conditions, a Consolidated Tangible Net Worth requirement, restrictions on indebtedness, a distribution limitation and other material covenants. Compliance with these covenants could inhibit our ability to make distributions to our stockholders and to pursue certain business initiatives or effect certain transactions that might otherwise be beneficial to us. For example, without lender consent, we may not declare and pay distributions or honor any redemption requests during the period of the waiver of our Consolidated Tangible Net Worth covenant and after this waiver if any default under the agreement then exists or if distributions, excluding any distributions reinvested through our DRP, for the then-current quarter and the three immediately preceding quarters would exceed 95% of our Funds from Operations, or “FFO,” excluding acquisition expenses, or “adjusted FFO,” for that period.

The credit agreement provides for several customary events of default, including, among other things, the failure to comply with our covenants, such as the Consolidated Tangible Net Worth covenant, and the failure to pay when amounts outstanding under the credit agreement become due. Due to the current level of operations of our tenants as a result of the COVID-19 pandemic, and based on certain assumptions related to tenant bankruptcies and bad debt expense in our projections, we negotiated a waiver of compliance with the Consolidated Tangible Net Worth covenant for three quarters ending on March 31, 2021. Defaults under the credit agreement could restrict our ability to borrow additional monies and could cause all amounts to become immediately due and payable, which would materially adversely affect our liquidity and financial condition.

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

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, in this environment, our board of directors has suspended our SRP until further notice. The suspension of the SRP was effective on June 26, 2020 and no shares were repurchased during the period covered by this quarterly report. Any unfulfilled repurchase requests will automatically roll over for processing under the terms and conditions of the SRP when we restart the plan, unless a stockholder withdraws the request for repurchase.

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

3.1

Second Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

3.2

Inland Real Estate Income Trust, Inc. Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 16, 2018 (file number 000-55146))

3.3

Inland Real Estate Income Trust, Inc. Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 16, 2018 (file number 000-55146))

3.4

Second Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 13, 2015 (file number 000-55146))

10.1

First Amendment, dated September 29, 2020, to Amended and Restated Credit Agreement, dated as of August 1, 2018, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and Merrill Lynch Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and other lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 5, 2020 (file number 000-55146))

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the Securities and Exchange Commission on November 13, 2020 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	November 13, 2020

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	November 13, 2020