Form 10-K
period 2020-12-31
Inland Real Estate Income Trust, Inc.
filed 2021-03-18
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-55146

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

630-218-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no established public market for the registrant’s shares of common stock. As of March 17, 2021, there were 36,022,368 shares of the registrant’s common stock outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

PART I

Item 1.	Business

General

Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company”, “we”, “our” or “us”) was incorporated on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. We have primarily focused on acquiring retail properties and intend to target a portfolio of 100% grocery-anchored properties as described below.  We have invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets such as office and medical office buildings, multi-family properties and industrial/distribution and warehouse facilities if our management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities (“CMBS”). Our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” is an indirect subsidiary of The Inland Group, LLC.  Various affiliates of our Sponsor provide services to us. We have no employees and are externally managed and advised by IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager,” an indirect wholly owned subsidiary of our Sponsor. Our Business Manager is responsible for overseeing and managing our day-to-day operations.  Our properties are managed by Inland Commercial Real Estate Services LLC, referred to herein as our “Real Estate Manager,” an indirect wholly owned subsidiary of our Sponsor.

At December 31, 2020, we owned 44 retail properties, totaling 6.5 million square feet. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. At December 31, 2020, grocery-anchored or grocery shadow-anchored shopping center properties represented 86% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center near a grocery store that generates traffic for the shopping center but is not a part of the shopping center. At December 31, 2020, our portfolio had weighted average physical and economic occupancy of 92.8% and 93.3%, respectively. As of December 31, 2020, 2019 and 2018, annualized base rent (“ABR”) per square foot averaged $18.00, $17.54 and $17.30, respectively, for all properties owned. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, including the effect of any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. Annualized base rent including ground leases averaged $15.29, $15.08 and $14.94 as of December 31, 2020, 2019 and 2018, respectively.

On February 11, 2019, the Company’s board of directors approved a strategic plan (the “Strategic Plan”) with the goals of providing future liquidity to investors and creating long-term stockholder value. The Strategic Plan centers around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. Of the Company’s 682 leased spaces, there are 108 non-grocery big box (anchor spaces of at least 10,000 square feet), and six vacant big box spaces in the portfolio as of March 15, 2021. Consistent with the Strategic Plan, we sold 12 properties during the year ended December 31, 2019 for aggregate net proceeds of $14.9 million and sold three additional properties in January 2020 for aggregate net proceeds of approximately $37.2 million. We used the proceeds to pay down the revolving credit facility. We intend to draw on the revolving credit facility to redeploy the net proceeds from these sales to, among other things, purchase additional assets or redevelop select centers within the current portfolio in the future pursuant to our Strategic Plan. For discussions of these sales, see Note 4 – “Dispositions” included in our December 31, 2020 Notes to Consolidated Financial Statements in Item 15.

Our management team and our board are considering the opportunistic sale of other assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers, as well as the redevelopment of select centers within the current portfolio, but no such sales and redeployments are expected or likely to occur until the full effects of the COVID-19 pandemic are known and begin to subside. We plan to consider a liquidity event in the future, market conditions permitting, most likely through a listing on a public securities exchange.

The Strategic Plan may evolve or change over time. For example, we may decide to focus more on redeveloping existing properties relative to investing in new grocery-anchored centers, depending on such factors, including, but not limited to, market prices for our properties, availability of capital for redevelopment and construction costs. We may explore and undertake one or more redevelopments of big box spaces for other uses, such as self-storage. There is no assurance we will be able to successfully implement the Strategic Plan, including making strategic sales or purchases of properties or listing our common stock, and we have not sold or purchased any properties since the onset of the COVID-19 pandemic and expect that no liquidity event will occur before the adverse effects of the COVID-19 pandemic on the economy and the retail commercial real estate market subside.

Distribution Reinvestment Plan

Through the distribution reinvestment plan (“DRP”), we provide stockholders with the option to purchase additional shares from us by automatically reinvesting distributions, subject to certain share ownership restrictions. We do not pay any selling commissions or a marketing contribution and due diligence expense allowance in connection with the DRP. The price per share for shares of common stock purchased under the DRP is equal to the Estimated Per Share NAV unless and until the shares become listed for trading. On March 3, 2020, we reported an estimated per share NAV of $18.15 and on March 5, 2021, we reported a new Estimated Per Share NAV of $18.08.  In the future when our board decides to resume the payment of distributions, shares sold through the DRP will be issued at a price equal to $18.08 until we update the Estimated Per Share NAV in 2022.

To preserve cash for the payment of operating and other expenses, such as debt payments, our board of directors has suspended distributions and rescinded the first quarter distribution that was expected to be paid on June 1, 2020 to stockholders of record on May 29, 2020. Our board of directors has also suspended our DRP and share repurchase program until further notice. We have also delayed making non-essential capital improvements and other non-essential capital expenditures at our properties since the onset of the pandemic, where possible, to reduce expenses and preserve cash and expect to continue to delay non-essential capital expenditures until they become essential or until the adverse effects of the COVID-19 pandemic on our tenants subside. These actions are being taken until there is better clarity on our tenants’ ability and willingness to pay rent and meet other lease obligations and, ultimately, the performance of our shopping centers. The suspension of the DRP was effective on June 6, 2020 and the suspension of the share repurchase program was effective on June 26, 2020. Any unfulfilled repurchase requests will automatically roll over for processing under the terms and conditions of the share repurchase program when we restart our plan, unless a stockholder withdraws the request for repurchase.

Distributions reinvested through the DRP were $4.5 million, $19.6 million and $19.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Share Repurchase Program

We adopted a share repurchase program (as amended, “SRP”) effective October 18, 2012, under which we are authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year. Purchases are in our sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), the one year holding period does not apply. The SRP was amended and restated effective January 1, 2018 to change the processing of repurchase requests from a monthly to a quarterly basis to align with the move to quarterly distributions. On February 11, 2019, our board adopted a second amended and restated SRP, which became effective on March 21, 2019. On March 3, 2020, our board adopted a third amended and restated SRP (the “Third A&R SRP”), which became effective on April 10, 2020.

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, in this environment, our board of directors has suspended our SRP until further notice. The suspension of the SRP was effective on June 26, 2020 and no shares were repurchased since such time, except as noted in Item 5. Any unfulfilled repurchase requests will automatically roll over for processing under the terms and conditions of the SRP when we restart the plan, unless a stockholder withdraws the request for repurchase.

Repurchases through the SRP were $0.1 million, $9.4 million and $22.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2019, our liability related to the SRP was $2.3 million recorded in other liabilities on our consolidated balance sheet. At December 31, 2020, we did not have an SRP liability due to the suspension of the SRP.

Segment Data

We currently view our real estate portfolio as one reportable segment in accordance with U.S. GAAP.  Accordingly, we did not report any other segment disclosure for the years ended December 31, 2020, 2019 and 2018.  For information related to our business segment, reference is made to Note 12 – “Segment Reporting” which is included in our December 31, 2020 Notes to Consolidated Financial Statements in Item 15.

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

Human Capital

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

Regulations - General

Our investments are subject to various federal, state, and local laws, ordinances and regulations, including, among other things, the Americans with Disabilities Act of 1990, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.

Regulations - Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments and foreign governments at various levels. Compliance with existing laws has not had a material adverse effect on our capital expenditures, competitive position, financial condition or results of operations, and management does not believe it will have such an impact in the future. We cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we own an interest, or on properties that may be acquired directly or indirectly in the future. We do not believe that our existing portfolio as of December 31, 2020 will require us to incur material expenditures to comply with these laws and regulations.

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

The factors described below represent our material risks. Other factors may exist that we do not consider material based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our stockholders.

Summary of Risk Factors

Risks Related to Our Business

•

The outbreak of the novel coronavirus (COVID-19) continues to spread in various locations throughout the U.S., and its long-term impacts are uncertain and hard to measure, but it has already had material adverse effects on our business, and these effects may continue and may worsen, depending in part on the speed and effectiveness of vaccinations, the severity and duration of the pandemic in the U.S. and its immediate and lingering economic effects.

•

We have incurred net losses on a basis in accordance with U.S. GAAP for the years ended December 31, 2020, 2019 and 2018 and may incur such net losses in the future, which has had and could in the future have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders.

•

The amount and timing of distributions, if any, may vary, and we have suspended payment of our customary quarterly distributions until further notice. We have paid and may continue to pay distributions from sources other than cash flow from operations, including the proceeds of our DRP.

•

There is no established public trading market for our shares, and due to the uncertainty surrounding the COVID-19 pandemic our board of directors suspended our SRP effective on June 26, 2020 until further notice.

•

Our stockholders may not be able to sell their shares under our SRP in the future, and, even if our stockholders are able to sell their shares under the SRP, or otherwise, they may not be able to recover the amount of their investment in our shares.

•	The Estimated Per Share NAV of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.
•

Our charter authorizes us to issue additional shares of stock, which may reduce the percentage of our common stock owned by our other stockholders, subordinate stockholders’ rights or discourage a third party from acquiring us.

•	Market disruptions may adversely impact many aspects of our operating results and operating condition.
•	Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholders’ investment.
•	We may not be able to successfully implement the Strategic Plan adopted by our board of directors on February 11, 2019.
•	Development or redevelopments may expose us to additional risks.
•	Competition with other non-traditional and online grocery retailers may reduce our profitability.
•

We rely on IREIC and its affiliates and subsidiaries to manage and conduct our operations. Any material adverse change in IREIC’s financial condition or our relationship with IREIC could have a material adverse effect on our business and ability to achieve our investment objectives.

•

If we become self-managed by internalizing our management functions, we may be unable to retain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of their investments.

Risks Related to Investments in Real Estate

•

There are inherent risks with real estate investments. For example, an investment in real estate cannot generally be quickly sold, limiting our ability to promptly vary our portfolio in response to changing economic, financial and investment conditions. Investments in real estate assets also are subject to adverse changes in general economic conditions which, for example, reduce the demand for rental space.

•	E-commerce seems likely to continue to have an adverse impact on our tenants and our business.
•	We depend on tenants for our revenue, and accordingly lease terminations, tenant default, and bankruptcies could adversely affect the income produced by our properties.
•

Our revenue is impacted by the success and economic viability of our anchor retail tenants, some of whom have been struggling to compete with internet retailers or have been significantly adversely affected by the COVID-19 pandemic or both. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns on our stockholders’ investment.

•	More than a few of our retail tenants have declared bankruptcy recently, which has had adverse effects on our business and which may result in additional future adverse effects.
•	Inflation may adversely affect our financial condition and results of operations.
•	We may be restricted from re-leasing space at our retail properties.

•

We have entered into long-term leases with some of our retail tenants, and those leases may not result in fair value over time, which could adversely affect our revenues and ability to make distributions.

•	Short-term leases may expose us to the effects of declining market rent.
•	Operating expenses may increase in the future and to the extent these increases cannot be passed on to our tenants, our cash flow and our operating results would decrease.
•	An increase in real estate taxes may decrease our income from properties.
•	Potential development and construction delays and resulting increased costs and risks may reduce cash flow from operations.
•

We may obtain only limited warranties when we purchase a property and therefore have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.

•	Uninsured losses or premiums for insurance coverage may adversely affect our returns.
•	The costs of complying with environmental laws and other governmental laws and regulations may adversely affect us.
•	We may incur significant costs to comply with the Americans With Disabilities Act or similar laws.

Risks Associated with Debt Financing

•

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

•

Borrowings may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans and may result in defaults under other agreements, including our Credit Facility.

•

The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.

•	Increasing interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions. We may also be adversely affected by uncertainty surrounding LIBOR.
•	To hedge against interest rate fluctuations, we may use derivative financial instruments that may turn out to be costly and ineffective.

Risks Related to Conflicts of Interest

•	IREIC may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Manager.
•	We do not have arm’s-length agreements with our Business Manager, our Real Estate Manager or any other affiliates of IREIC.
•

Our Business Manager, our Real Estate Manager and other affiliates of IREIC face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

•	Our properties may compete with the properties owned by other programs sponsored by IREIC or IPCC.

Risks Related to Our Corporate Structure

•	Our rights, and the rights of our stockholders, to recover claims against our officers, directors, Business Manager and Real Estate Manager are limited.
•

Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that a stockholder would receive a “control premium” for his or her shares.

•	Our charter places limits on the amount of common stock that any person may own without the prior approval of our board of directors.

Federal Income Tax Risks

•	If we fail to remain qualified as a REIT, our operations and distributions to stockholders will be adversely affected.
•	Complying with the REIT requirements may force us to liquidate otherwise attractive investments.
•	Complying with REIT requirements may limit our ability to hedge effectively.
•	Dividends payable by REITs generally do not qualify for the reduced tax rates available for dividends payable by other businesses.

Risks Related to Our Business

The outbreak of the novel coronavirus (COVID-19) continues to spread in various locations throughout the U.S., and its impacts are uncertain and hard to measure, but it has already had material adverse effects on our business, and these effects may continue and may worsen, depending in part on the speed and effectiveness of vaccinations, severity and duration of the pandemic in the U.S. and its immediate and lingering economic effects.

The continued spread of the COVID-19 pandemic globally has had, and could have a greater, material adverse effect on the global and U.S. economies as a whole, as well as the states and cities where we own properties in particular, leading to significant adverse impacts on economic activity as well as significant volatility and lack of liquidity in financial markets, including commercial lending markets.

A sustained downturn in the U.S. economy and reduced consumer spending, including reduced consumer activity at brick-and-mortar commercial establishments, due to the prolonged existence and threat of the COVID-19 pandemic has caused an economic recession in the U.S. that has negatively impacted, and could further impact, the ability and willingness of many of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents is also likely to be negatively impacted by a prolonged recession in the U.S. economy, which would result in a decline in our occupancy percentage and reduction in rental revenues as tenants default and leases expire over time. An increase in the number of co-tenancy claims at Harris Plaza or other properties could result if the occupancy at those properties falls below required thresholds or large spaces, such as the Bed Bath & Beyond at Harris Plaza vacated at the end of January 2021, otherwise go dark, which may provide remaining tenants at such a property with certain rights that may include the right to cease operations or stop paying or abate (reduce) rent owed.

Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity and ability to comply with the terms of, draw upon or increase the size of our Credit Facility, prospects and ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay future distributions to our stockholders would be materially adversely affected if a significant number of tenants continue to be or become unable to meet their obligations to us. Also, there is no assurance that we will be able to refinance maturing debt on terms and conditions acceptable to us.

The impact of the COVID-19 pandemic has been rapidly evolving and is ever-changing. The coronavirus outbreak is negatively impacting almost every industry directly or indirectly, particularly the travel, hotel and retail industries, and businesses that rely on or require close personal contact, such as theaters, live entertainment venues, gyms and exercise facilities, health and wellness service providers and beauty salons, restaurants and bars. Many of our tenants have been required by the local, state or federal authorities to cease or limit operations thereby preventing them from generating revenue. Our tenants rely on retail customers and many of their businesses require close personal contact. Even if not prevented by the local, state or federal authorities, concern regarding the transmission of COVID-19 has impacted, and will likely continue to impact, the willingness of persons to engage in in-person commerce which will likely further result in reductions in customer foot traffic and reduced demand for our tenants’ products and services and may diminish the demand for space and the corresponding amounts of rent we can obtain for our properties and harm our tenants’ ability or willingness to pay us rent.

As of March 15, 2021, many tenants continue to operate in a materially reduced capacity. As disclosed in our filings with the Securities and Exchange Commission since the onset of the pandemic, we have been collecting less than all rent billed, and rent billed has not included amounts that we have agreed to defer. In addition, we have finalized payment plans with tenants totaling $8.1 million in total rent, or 8% of ABR. As of March 15, 2021, deferrals represent $5.9 million in total rent, or approximately 6% of ABR, and modifications and rent abatements represent $2.2 million in total rent, or 2% of ABR. Rent deferrals reduce our cash available to pay operating expenses and service our debt obligations. When the deferred rent becomes due, our tenants will be required to pay these deferred rent amounts in addition to the regular rent due, which may be difficult or impossible for tenants whose businesses have not recovered to pre-pandemic levels or are otherwise not performing well. Any rent forgiveness or additional deferrals would further reduce our available cash.

Enforcing our rights as landlord against tenants who fail to pay rent or otherwise do not comply with the terms of their leases may be costly and may consume valuable time and resources, and even if we obtain a judgment, tenants that have been severely impacted may not be able to pay us what we are owed. Our ability to recover amounts under the terms of our leases may further be restricted or delayed due to moratoriums imposed by various jurisdictions in light of the COVID-19 pandemic on landlord-initiated commercial eviction and collection actions. If any of our tenants, or any guarantor of a tenant’s lease obligations, files for bankruptcy, we could be further adversely affected due to loss of revenue but also because the bankruptcy may also make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates. Even if co-tenancy rights do not exist at centers affected by anchor store closings, we may nevertheless be negatively affected because other tenants may experience downturns in their businesses that could further threaten their ongoing ability to continue paying rent and remain solvent. Further, certain of our tenants may not be eligible for or may not be successful in securing stimulus funds under government aid programs, if any, and there is no assurance they will pay rent even if they qualify.

As referenced above, a decrease in demand for in-person retail businesses has made and could continue to make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates and we could incur significant re-leasing costs and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer. Leasing spreads for 2020 were only 2.0% for new leases and -1.8% for renewals. Some tenants that have been or are forced to close or have had their operations severely limited by government order or some other government action or whose customers and potential customers change their habits in light of the coronavirus, e.g., by shopping more online, may not re-open even after the aforementioned restrictions are lifted or may go out of business, which could have a material impact on occupancy at our properties and may continue to materially impact our results. To the extent that unemployment remains high and government assistance decreases significantly from recent levels, for example, if unemployment assistance provided by the U.S. government is decreased or discontinued, retail consumer spending may correspondingly decrease, and our tenants may be materially adversely affected and forced to close. Additionally, many manufacturers of goods and suppliers and processors of food in many countries have experienced complete or partial shut downs and may not be able to function at full capacity in an attempt to curb the spread of the illness, which could lead to temporary or long-term disruptions in supply chains and may also impact the operations of our tenants, further impacting their revenues and ability to pay rent when due.

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

The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which are highly uncertain and cannot be predicted with confidence but could be material. The situation is ever-changing, and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any reliable prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged outbreak (e.g., of new virus strains) despite the discovery and rollout of vaccines as well as continued efforts to mitigate the spread of the virus could continue to have a material impact on the cash rents that we are able to collect and would materially and adversely affect our business, results of operations and financial condition.

Many risk factors set forth elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2020 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic, including but not limited to risk factors related to the economy, competition (including e-commerce and online sales), leasing, debt financing, tenant bankruptcies, distributions, share repurchases, and anchor tenants. We have suspended distributions, distribution reinvestments under our DRP, and share repurchases under our share repurchase program, and we cannot provide any assurance as to when they will be restarted, if at all.

The Strategic Plan may evolve or change over time, particularly in light of the COVID-19 pandemic, and there is no assurance we will be able to successfully achieve our board’s objectives under the Strategic Plan, including making strategic sales or purchases of properties or listing our common stock, within the timeframe we expected or would prefer or at all.

We have incurred net losses on a basis in accordance with U.S. GAAP for the years ended December 31, 2020, 2019 and 2018 and may incur such net losses in the future, which has had and could in the future continue to have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders.

We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2020, 2019 and 2018 of $10.4 million, $11.4 million and $23.3 million, respectively.  Our losses can be attributed, in part, to non-cash expenses, such as depreciation and amortization, acquisition related expenses and impairment charges.

The amount and timing of distributions, if any, may vary, and payment of distributions have been suspended until further notice.  We have paid and may continue to pay distributions from sources other than cash flow from operations, including the proceeds of our DRP.

There are many factors that can affect the availability and timing of distributions paid to our stockholders. We may not generate sufficient cash flow from operations to fund any distributions to our stockholders. The actual amount and timing of distributions, if any, is determined by our board of directors in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions. Actual cash available for distribution may vary substantially from estimates made by our board. The sale of assets and delayed reinvestment or reinvestment at lower yields will negatively impact the amount available to pay distributions. In addition, to the extent we invest in development or redevelopment projects that do not immediately generate cash flow, or in real estate assets that have significant capital requirements, our ability to make distributions will be negatively impacted. Our board will continue to review our distribution policy as our Strategic Plan evolves. In light of the uncertainty surrounding the COVID-19 pandemic and to preserve cash for the payment of operating and other expenses, such as debt payments, our board of directors rescinded the first quarter distribution that was expected to be paid on June 1, 2020 and has suspended the payment of distributions until further notice. There is no assurance we will be able to pay distributions in the future at any particular amount.

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

There is no established public trading market for our shares and our SRP has been suspended thus stockholders may not be able to sell their shares even if they wish to do so.

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

Moreover, our SRP, which is currently suspended, contains numerous restrictions that limit our stockholders' ability to sell their shares even if the plan is reactivated. For example, because of funding limits, we have not been able to satisfy all properly submitted repurchase requests and, prior to suspension, satisfied these requests on a pro rata basis. Our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our SRP. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. Further, our board reserves the right in its sole discretion to change the repurchase prices or reject any requests for repurchases. Any amendments to, or suspension or termination of, the SRP may restrict or eliminate our stockholders’ ability to have us repurchase their shares and otherwise prevent our stockholders from liquidating their investment. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of the SRP and our stockholders may not be able to sell any of their shares of common stock back to us. As a result of these restrictions and circumstances, the ability of our stockholders to sell their shares should they require liquidity is significantly restricted. Moreover, under the SRP, any shares accepted for “ordinary repurchases” or “exceptional repurchases” are repurchased at a discount to the then-current estimated per share NAV.

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

On March 5, 2021, we announced an Estimated Per Share NAV of our common stock as of December 31, 2020 equal to $18.08 per share. To assist our board of directors in establishing the Estimated Per Share NAV, we engaged a third party specializing in providing real estate financial services. As with any methodology used to estimate value, the methodology employed by this third party was based upon a number of estimates and assumptions that may not have been accurate or complete. Further, different parties using different assumptions and estimates could have derived a different estimated per share net asset value, which could be significantly different from our Estimated Per Share NAV. The Estimated Per Share NAV will fluctuate over time and does not represent: (i) the price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares, (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities or (iv) the price a third party would pay to acquire our Company.

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

As part of the Strategic Plan, we sold 12 properties during the year ended December 31, 2019 and three additional properties in January 2020. There is no assurance that we will be able to redeploy the proceeds from the properties sold to acquire suitable investments on financially attractive terms, if at all, or that we will be able to sell any additional assets at acceptable prices. We also expect to evaluate the redevelopment of certain of our assets as part of the Strategic Plan. As described herein, redeveloping assets presents additional uncertainties including, among other things, the cost to redevelop and the amount and timing of returns generated by redevelopment.  There can be no assurance that we will be able to successfully implement the Strategic Plan or that the execution of the Strategic Plan will positively impact the value of our common stock. We have not sold or purchased any properties since the onset of the COVID-19 pandemic, and the adverse effects of the COVID-19 pandemic on the economy and the retail commercial real estate market likely will continue to delay any material asset purchases or sales, and no liquidity event is likely until these adverse effects have subsided. The Strategic Plan may evolve or change over time, particularly in light of the COVID-19 pandemic, and there is no assurance we will be able to successfully achieve our board’s objectives under the Strategic Plan, including making strategic sales or purchases of properties or listing our common stock, within the timeframe we expected or would prefer or at all.

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

Tenants in the grocery industry face potentially changing consumer preferences and increasing competition from other forms of retailing, such as online grocery retailers and non-traditional grocery retailers such as prepared meal and fresh food delivery services, mass merchandisers, super-centers, warehouse club stores and drug stores. Other retail centers within the market area of our properties and meal and food delivery services both inside and outside these market areas compete with our properties for customers, affecting our tenants’ cash flows and thus affecting their ability to pay rent.

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

Periodically, including in connection with taking actions under our Strategic Plan and in connection with the effects of the COVID-19 pandemic, we assess whether there are any indicators that the value of our real estate properties and other investments may be impaired. Under U.S. GAAP, a property’s value is impaired only if the estimate of the aggregate future cash flows to be generated by the property is less than the carrying value of the property. The valuation and possible subsequent impairment of real estate properties and other investments is a significant estimate that can change based on our continuous process of analyzing each property and reviewing assumptions about inherently uncertain factors, as well as the economic condition of the property at a particular point in time. We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments.

Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. There can be no assurance that we will not take charges in the future related to the impairment of our assets. Because the Strategic Plan contemplates asset sales, we have recognized, and may continue to recognize, greater impairment charges than if we were to continue to hold and operate these properties. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken. For example, for the year ended December 31, 2019, we recognized impairment charges totaling $4.4 million related to three investment properties held for sale as of December 31, 2019, each of which had a carrying value that exceeded their fair value less selling costs. For the year ended December 31, 2018, we recognized impairment charges of $15.4 million related to our investment in Mainstreet Texas Development Fund, LLC (“Mainstreet JV”). For further information related to impairment provision, reference is made to Note 15 – “Fair Value Measurements” which is included in our December 31, 2020 Notes to Consolidated Financial Statements in Item 15.

E-commerce seems likely to continue to have an adverse impact on our tenants and our business.

The use of the internet by consumers to shop has grown during the COVID-19 pandemic and is expected to continue to expand relative to pre-pandemic levels. This increase in internet sales could result in a further downturn in the business of our current tenants in their “brick and mortar” locations and could affect the way future tenants lease space. While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “brick and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental amounts and the value of our properties may decline.

We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.

As of December 31, 2020, we owned 44 properties located in 21 states. We compete with numerous developers, owners and operators of commercial properties, many of which own properties similar to, and in the same market areas as, our properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, for example, as a result of decreased demand for space caused by the effects of the COVID-19 pandemic on certain types of retail tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants or retain existing tenants when their leases expire. To the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases. Also, if our competitors develop additional properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.

We depend on tenants for our revenue, and accordingly lease terminations, tenant default, and bankruptcies have adversely affected and could in the future adversely affect the income produced by our properties.

The success of our investments depends on the financial stability of our tenants. Certain economic conditions, such as the decreased demand for certain products or services or the inability to operate resulting from the COVID-19 pandemic and measures taken to combat it, have adversely affected and may continue to adversely affect our tenants. For example, business failures and downsizings may contribute to reduced consumer demand for retail products and services which would impact tenants of our retail properties. In addition, our retail shopping center properties typically are anchored by large, nationally recognized tenants, any of which may experience a downturn in their business that may weaken significantly their financial condition. Further, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include tenants at our retail properties.

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

Our revenue is impacted by the success and economic viability of our anchor retail tenants, some of whom have been struggling to compete with internet retailers or have been significantly adversely affected by the COVID-19 pandemic or both. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns on our stockholders’ investment.

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. For example, Stein Mart declared bankruptcy in 2020 and closed its anchor location at our shopping center in Newport News, Virginia. Any of the aforementioned events have resulted and could result again in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. For example, Bed Bath & Beyond vacated its anchor space at Harris Plaza upon the expiration of its lease on January 31, 2021. If we are unable to re-lease the Bed Bath & Beyond space in a relatively short amount of time, co-tenancy provisions in the leases of two other large tenants at the shopping center may result in those tenants paying us rent as a percentage of their gross sales that will be less rent than what they were paying us. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases in accordance with lease terms. In the event that we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.

More than a few of our retail tenants have declared bankruptcy recently, which has had adverse effects on our business, and these and future tenant bankruptcies may result in additional adverse effects.

Bankruptcy filings by our tenants or any guarantor of a tenant’s lease obligation can occur in the course of operations, and in recent years, a number of companies in the retail industry, including certain of our tenants, have declared bankruptcy. For example, six tenants representing 3.6% of ABR as of December 31, 2020, filed for bankruptcy protection since the beginning of 2020, and we continue to monitor all of our tenants for potential store closings or adverse financial issues. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would bar all efforts to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court.  Post-bankruptcy debts would be paid currently.  If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. Leases have been rejected by some tenants in the past, and if a lease is rejected by a tenant in bankruptcy in the future, we would only have a general unsecured claim for damages.  If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid.  This claim could be paid only if the funds were available, and then only in the same percentages as that realized on other unsecured claims.

A tenant or lease guarantor bankruptcy has delayed and could again delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums.  A tenant or lease guarantor bankruptcy could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders.  In the event of a bankruptcy there can be no assurance that the tenant or its trustee will assume our lease.  If a given lease or guaranty of a lease is not assumed, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.

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

A retail property’s revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. Our properties are located in public places, and any incidents of crime or violence, including acts of protest or terrorism, would result in a reduction of business traffic to tenant stores in our properties. Any such incidents may also expose us to civil liability. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our retail properties may be negatively impacted.

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

We entered into a credit agreement, as amended, for a $350.0 million credit facility (the “Credit Facility”) consisting of a revolving credit facility providing initial revolving credit commitments in an aggregate amount of $200.0 million (the “Revolving Credit Facility”) and a term loan facility providing initial term loan commitments in an aggregate amount of $150.0 million (the “Term Loan”).  The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of ten unencumbered properties with an unencumbered pool value of $200.0 million or above and by a guaranty by certain of our subsidiaries. At March 15, 2021, we had $259 million outstanding of the $350 million available under the Credit Facility. Our maximum availability under the Credit Facility was $91 million as of March 15, 2021, subject to the terms and conditions, including compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility. Although $91 million is the maximum available, covenant limitations, particularly the leverage ratio, affect what we can actually draw or otherwise undertake as additional debt. Our leverage ratio generally cannot exceed 60%, provided however that two times during the term of our Revolving Credit Facility our leverage ratio may be 62.5% for two consecutive quarters. As of December 31, 2020, our leverage ratio as defined in the credit agreement was 55.5%. There has been substantially less available to actually draw or undertake as additional debt during the pandemic than the maximum amount available, and there may be additional periods during which the amount we can actually draw or otherwise undertake as additional debt is considerably less than the maximum amount available, particularly while the COVID-19 pandemic continues to negatively affect our tenants.

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

The credit agreement provides for several customary events of default, including, among other things, the failure to comply with our covenants under the credit agreement, such as the Consolidated Tangible Net Worth covenant, and the failure to pay when amounts outstanding under the credit agreement become due or defaulting by us or our subsidiaries in the payment of an amount due under, or in the performance of any term, provision or condition contained in, any agreement providing for another debt arrangement, such as a mortgage, beyond certain dollar thresholds specified in our Credit Facility. Due to the level of operations of our tenants as a result of the COVID-19 pandemic, we negotiated a waiver of compliance with the Consolidated Tangible Net Worth covenant for three quarters ending on March 31, 2021. The future effects of the COVID-19 pandemic on our tenants are difficult to predict, and if the pandemic has negative effects on our tenants beyond what we are expecting, or our properties do not otherwise perform as well as we are expecting or there are more tenant bankruptcies than we are expecting, we may need to request another waiver to avoid a breach of the Consolidated Tangible Net Worth covenant and a default under the credit agreement. Tenant bankruptcies negatively impact our compliance with the Consolidated Tangible Net Worth covenant even if the tenant continues to pay rent. There is no guarantee that our lenders under the credit agreement will grant another waiver. Defaults under the credit agreement could restrict our ability to borrow additional monies and could cause all amounts to become immediately due and payable, which would materially adversely affect our liquidity and financial condition.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

We have funded our capital needs almost exclusively through cash flow from operations (to the extent positive) and through the commercial debt markets. The domestic and international commercial real estate debt markets have been volatile resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies, which limits the availability of credit and increase costs for what is available. The recent coronavirus outbreak has also adversely affected credit and capital market conditions resulting in varying degrees of volatility, a tightening of credit standards and a lessening of credit availability. This may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could make obtaining funding for our capital needs, such as future acquisitions. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available to us. If disruptions in the debt markets occur, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing. If we are unable to borrow monies on terms and conditions that we find acceptable, the return on our properties may be lower.

Further, economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we may make.

Borrowings may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans and may result in defaults under other agreements, including our Credit Facility.

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

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt secured by a property, then the amount of cash flow from operations available for distributions to stockholders will be reduced. Many of the  mortgages on our properties contain provisions which under certain circumstances require that cash received from tenants be paid into a cash maintenance escrow account or a lockbox or other account controlled by the lender, for example, when the borrower is not in compliance with certain covenants in the mortgage. As of March 15, 2021, cash received from tenants at two properties, Regal Court and Marketplace at Tech Center, was required to be paid into this type of account pursuant to provisions in those mortgages triggered by tenant bankruptcies, vacancies or failures to pay rent at these properties. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In such a case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For federal income tax purposes, a foreclosure is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure action and we would not receive any cash proceeds. In this event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate properties. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so. Our Credit Facility contains a cross-default provision that could be triggered if certain defaults by our subsidiary borrowers were to occur under their mortgages, and mortgages themselves could contain cross-collateralization or cross-default provisions, so the Company or more than one property may be materially adversely affected by a mortgage default.

If we are unable to borrow at favorable rates, we may not be able to acquire new properties.

If we are unable to borrow money at favorable rates, we may be unable to acquire additional real estate assets or refinance existing loans at maturity. Further, we have obtained and may continue to enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution to our stockholders.  Further, during periods of rising interest rates, we may be forced to sell one or more of our properties in order to repay existing loans, which may not permit us to maximize the return on the particular properties being sold. At December 31, 2020, we had $65.7 million or 10.4% of our total debt that bore interest at variable rates and not fixed by swap agreements with a weighted average interest rate equal to 2.15%. We had variable rate debt subject to swap agreements fixing the rate of $401.6 million or 63.6% of our total debt at December 31, 2020.

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

At December 31, 2020, we had $63.7 million of debt or 10.4% of our total debt bearing interest at variable rates indexed to the London Interbank Offered Rate (“LIBOR”) and not fixed by a swap with a weighted average interest rate equal to 2.15% per annum. We had variable rate debt indexed to LIBOR and subject to swap agreements fixing the rate of $401.6 million or 63.6% of our total debt at December 31, 2020. If interest rates on all debt which bears interest at variable rates as of December 31, 2020 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $0.6 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2020 decreased by 1% (100 basis points), interest expense would not change earnings and cash flows primarily due to the impact of the LIBOR floor on the Revolving Credit Facility.

In July 2017, the Financial Conduct Authority, the authority which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. Subsequently, in November 2020, the Intercontinental Exchange (“ICE”) Benchmark Administration Limited (“IBA”), the administrator of LIBOR, announced that it would consult on its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021 and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. We are not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. We are monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued, and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges. The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate debt.

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

General Risks

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

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  The FDIC insures up to $250,000 per depositor per insured bank account.  At December 31, 2020, we had cash and cash equivalents exceeding these federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels.  The loss of our deposits would reduce the amount of cash we have available to fund our capital and operating needs and distributions.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

(Dollar amounts in thousands, except per square foot amounts)

The table below presents a summary of our investment properties as of December 31, 2020 and 2019.

	As of December 31, 2020	As of December 31, 2019
Number of properties	44	47
Purchase price	$1,346,514	$1,399,289
Total square footage	6,469,300	6,758,359
Weighted average physical occupancy	92.8%	94.0%
Weighted average economic occupancy	93.3%	94.4%
Weighted average remaining lease term (years)	4.9	5.5

As of December 31, 2020 and 2019, ABR per square foot averaged $18.00 and $17.54, respectively, for all properties owned. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, including any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. ABR per square foot including ground leases averaged $15.29 and $15.08, as of December 31, 2020 and 2019, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for detail on the amount of rent billed and collected during the pandemic.

During the year ended December 31, 2019, we sold 12 properties and recognized a gain of $3,279 included in gain on sale of investment properties on the consolidated statement of operations and comprehensive loss. During January 2020, we completed the sale of 3 additional properties.

The table below presents information for each of our investment properties as of December 31, 2020.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	159,258	97.3%	97.3%	—	—
Park Avenue (a)	Little Rock, AR	79,131	66.7%	89.9%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	97.5%	97.5%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	95.0%	95.0%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	100.0%	100.0%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	82.9%	82.9%	—	—
Dogwood Festival (a)	Flowood, MS	187,610	83.9%	83.9%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	98.4%	98.4%	—	—
Harris Plaza (a)	Layton, UT	125,965	81.4%	81.4%	—	—
Dixie Valley	Louisville, KY	119,981	92.5%	92.5%	6,798	3.43%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	97.4%	97.4%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	95.5%	95.5%	—	—
Harvest Square	Harvest, AL	70,590	92.1%	92.1%	6,370	4.65%
Heritage Square	Conyers, GA	22,510	95.8%	95.8%	4,460	5.10%
The Shoppes at Branson Hills (a)	Branson, MO	256,329	86.6%	86.6%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	86.1%	86.1%	—	—
Shoppes at Lake Park (a)	West Valley City, UT	52,997	86.7%	86.7%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	98.3%	98.3%	13,100	3.24%
Eastside Junction	Athens, AL	79,675	85.7%	85.7%	5,917	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.5%	98.5%	13,453	5.21%
Prattville Town Center	Prattville, AL	168,842	100.0%	100.0%	15,930	5.48%
Regal Court	Shreveport, LA	363,061	96.2%	96.2%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	79.0%	79.0%	4,650	5.30%
Frisco Marketplace (a)	Frisco, TX	112,024	89.7%	93.6%	—	—
White City	Shrewsbury, MA	256,974	88.9%	88.9%	48,751	3.24%
Yorkville Marketplace (a)	Yorkville, IL	111,591	93.6%	93.6%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.2%	98.2%	13,700	3.30%
Marketplace at El Paseo	Fresno, CA	224,683	93.0%	93.8%	38,000	2.95%
The Village at Burlington Creek	Kansas City, MO	157,937	76.4%	76.4%	17,698	4.25%
Milford Marketplace	Milford, CT	111,720	86.3%	86.3%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,763	97.6%	97.6%	76,533	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	100.0%	100.0%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	88.7%	88.7%	—	—
Marketplace at Tech Center	Newport News, VA	210,501	73.3%	78.3%	47,550	3.15%
Coastal North Town Center	Myrtle Beach, SC	303,307	95.8%	95.8%	43,680	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	98.1%	98.1%	—	—
Pentucket Shopping Center	Plaistow, NH	198,469	98.0%	98.0%	14,700	3.65%
Coastal North Town Center - Phase II	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
Portfolio total		6,469,300	92.8%	93.3%	$416,017	3.69%

(a)	Property is included in the pool of unencumbered properties under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of December 31, 2020.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	4	$3,374	3.7%	$13.52	249,493	3.9%
TJ Maxx/HomeGoods/Marshalls	12	3,043	3.3%	9.87	308,253	4.8%
Ross Dress for Less, Inc	10	2,661	2.9%	10.15	262,165	4.0%
Albertsons/Jewel/Shaws	2	2,304	2.5%	18.02	127,892	2.0%
Ulta Salon, Cosmetics & Fragrance	9	2,151	2.3%	22.73	94,658	1.5%
Petsmart	7	2,032	2.2%	14.67	138,578	2.1%
Dicks Sporting Goods, Inc	4	2,012	2.2%	11.13	180,766	2.8%
LA Fitness (Fitness International)	2	1,966	2.1%	21.94	89,600	1.4%
Kohl's Department Stores	4	1,888	2.0%	5.68	332,461	5.1%
Giant Eagle	1	1,805	2.0%	13.96	129,340	2.0%
Top ten tenants	55	$23,236	25.2%	$12.15	1,913,206	29.6%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at December 31, 2020.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,420,133	23.5%	11.5%
Home Goods	977,502	16.2%	9.2%
Grocery	950,042	15.7%	14.9%
Lifestyle, Health Clubs, Books & Phones	735,294	12.2%	16.2%
Restaurant	524,097	8.7%	16.5%
Apparel & Accessories	388,328	6.4%	9.2%
Consumer Services, Salons, Cleaners, Banks	246,265	4.1%	7.4%
Pet Supplies	245,245	4.1%	4.3%
Sporting Goods	232,447	3.9%	3.4%
Health, Doctors & Health Foods	170,633	2.8%	5.2%
Other	147,307	2.4%	2.2%
Total	6,037,293	100.0%	100.0%

The following table sets forth a summary of our property type based on annualized base rent in-place for leases as of December 31, 2020.

Property Type	Percent of Total Annualized Base Rent
Grocery	54%
Grocery Shadow-Anchored	32%
Community Center	7%
Power Center	7%
Total	100%

The following table sets forth a summary, as of December 31, 2020, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	52%	5.8
Junior Box	5,000-9,999	14%	4.9
Small Shop	Less than 5,000	34%	3.6
Total		100%	4.9

Lease Expirations

The following table sets forth a summary, as of December 31, 2020, of lease expirations scheduled to occur during each of the calendar years from 2021 to 2030 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to December 31, 2020. Annualized base rent represents the rent in place for the applicable property at December 31, 2020. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $82,694, or $18.00 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2021 (including month-to-month)	97	343,931	5.7%	$6,590	7.1%	$19.16
2022	95	581,974	9.6%	10,900	11.8%	18.73
2023	107	832,910	13.8%	12,737	13.8%	15.29
2024	112	783,646	13.0%	14,709	15.9%	18.77
2025	120	828,419	13.7%	15,047	16.3%	18.16
2026	50	414,334	6.9%	6,172	6.7%	14.90
2027	28	391,872	6.5%	5,090	5.5%	12.99
2028	33	706,894	11.7%	6,810	7.4%	9.63
2029	12	170,091	2.8%	2,431	2.6%	14.29
2030	15	136,923	2.3%	2,183	2.4%	15.95
Thereafter	22	846,299	14.0%	9,638	10.5%	11.39
Leased Total	691	6,037,293	100.0%	$92,307	100.0%	$15.29

Item 3.	Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our shares of common stock. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Pursuant to a Strategic Plan adopted by our board on February 11, 2019, we plan to consider a liquidity event in the future, market conditions permitting, most likely through a listing on a national securities exchange. However, there is no assurance that we will list our shares. Further, there is no assurance that stockholders will be able to sell their shares at a time or price acceptable to them. We publish an estimated per share value of our common stock to assist broker dealers that sold our common stock in the Offering to comply with the rules published by FINRA.  On March 5, 2021, our board established an Estimated Per Share NAV of our common stock as of December 31, 2020 equal to $18.08 per share. The previously established estimated per share NAV of our common stock as of December 31, 2019 was equal to $18.15 per share. For additional information on the determination of our Estimated Per Share NAV, please see our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2021.

As of March 17, 2021, we had 16,497 stockholders of record.

Distributions

We currently pay distributions on a quarterly basis. However, the actual amount and timing of distributions, if any, is determined by our board of directors in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions.

During the year ended December 31, 2020, we declared a first quarter distribution in an amount equal to $0.226875, which represents an annualized rate of 5% based on the estimated per share NAV as of December 31, 2019 of $18.15, payable in arrears the following quarter. During the second quarter, our Board rescinded this distribution and suspended distributions. During the year ended December 31, 2019, we declared quarterly distributions in an amount equal to $0.3018 per share, which represents an annualized rate of 6% based on the estimated per share NAV as of December 31, 2018 of $20.12, payable in arrears the following quarter. We do not currently expect to resume paying distributions until the effects of the COVID-19 pandemic and the surrounding uncertainty have subsided, but we will continue to monitor the pandemic and its effects and expected effects on our tenants and the business in general in the hopes of being able to resume paying distributions on quarterly basis in the future as was our practice prior to the pandemic.

The following table shows the sources for the payment of distributions to common stockholders for the periods indicated (Dollar amounts in thousands):

	Year Ended December 31, 2020		Year Ended December 31, 2019
		% of Distributions		% of Distributions
Distributions:
Distributions paid in cash	$6,294		$24,603
Distributions reinvested through DRP	4,547		19,642
Total distributions	$10,841		$44,245
Source of distribution coverage:
Cash flows provided by operating activities	$10,841	100%	$44,245	100%
Proceeds from DRP	—	0%	—	0%
Total source of distribution coverage	$10,841	100%	$44,245	100%
Cash flows provided by operating activities (U.S. GAAP basis)	$37,140		$46,763
Net loss (in accordance with U.S. GAAP)	$(10,388)		$(11,420)

The following table compares cumulative distributions paid to cumulative net loss (in accordance with U.S. GAAP) for the period from August 24, 2011 (date of inception) through December 31, 2020 (Dollar amounts in thousands):

For the Period from August 24, 2011 (Date of Inception) to December 31, 2020
Distributions paid:
Common stockholders in cash	$130,073
Common stockholders reinvested through DRP	125,131
Total distributions paid	$255,204
Reconciliation of net loss:
Revenues	$722,369
Acquisition and transaction related expenses	(19,669)
Provision for asset impairment	(12,950)
Depreciation and amortization	(333,321)
Other operating expenses	(299,008)
Provision for impairment of investment in and note receivable from unconsolidated entities	(15,405)
Other non-operating expenses	(135,642)
Net loss (in accordance with U.S. GAAP) (1)	$(93,626)
Funds from operations (2)	$264,682
Cash flows provided by operating activities	$244,527

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

Share Repurchase Program

We adopted the SRP effective October 18, 2012, under which we are authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year. Purchases are in our sole discretion. In the case of Exceptional Repurchases, the one year holding period does not apply. The SRP was amended and restated effective January 1, 2018 to change the processing of repurchase requests from a monthly to a quarterly basis to align with the move to quarterly distributions. On February 11, 2019, our board adopted a second amended and restated SRP, which became effective on March 21, 2019. On March 3, 2020, our board adopted the Third A&R SRP, which became effective on April 10, 2020.

Under the Third A&R SRP, we are authorized to make ordinary repurchases and Exceptional Repurchases at a price equal to 80.0% of the “share price,” which is defined in the Third A&R SRP as an amount equal to the lesser of: (A) $25, as adjusted under certain circumstances, including, among other things, if the applicable shares were purchased from the Company at a discounted price; or (B) the most recently disclosed estimated value per share. Prior to the amendment, we were authorized to make Exceptional Repurchases at a price equal to 100% of the “share price.” Beginning with repurchases in April 2021 if the SRP is resumed, the “share price” would be equal to $18.08 per share until we announce a new Estimated Per Share NAV. Accordingly, ordinary repurchases and Exceptional Repurchases would be at $14.46 per share.

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

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, in this environment, our board of directors has suspended our SRP until further notice. The suspension of the SRP was effective on June 26, 2020 and no shares were repurchased since that time, except as noted. Also, on September 29, 2020, the Company entered into a first amendment to the Company’s Amended and Restated Credit Agreement dated as of August 1, 2018, which provides a waiver of the minimum tangible net worth requirement for three consecutive quarters beginning with the quarter ended September 30, 2020, but restricts the Company from making any share repurchases or distributions without lender approval during this waiver period. Any unfulfilled repurchase requests will automatically roll over for processing under the terms and conditions of the SRP when we restart the plan, unless a stockholder withdraws the request for repurchase.

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

The following table summarizes the repurchases of shares under the SRP during the year ended December 31, 2020 (Dollar amounts in thousands except per share amounts):

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 2020	4,987	4,987	$20.12	$100	4,987	1,784,982
February 2020	—	—	—	—	—	1,784,982
March 2020	362,994	—	—	—	—	1,784,982
April 2020	—	—	—	—	—	1,784,982
May 2020	—	—	—	—	—	1,784,982
June 2020	201,243	1,743	14.52	25	—	1,783,239
July 2020	—	—	—	—	—	1,783,239
August 2020	—	—	—	—	—	1,783,239
September 2020	696,571	—	—	—	—	1,783,239
October 2020	—	—	—	—	—	1,783,239
November 2020	—	—	—	—	—	1,783,239
December 2020	678,432	—	—	—	—	1,783,239
Total	1,944,227	6,730	$18.97	$125	4,987
(1)	During June 2020, 1,743 shares of our common stock were sold to us pursuant to a Final Order of Forfeiture entered by a U.S. district court against the holders of the account.

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

	As of December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Total assets	$1,176,050	$1,254,559	$1,320,069	$1,375,370	$1,357,560
Mortgages and credit facility payable, net (a)	$628,718	$681,327	$705,884	$691,465	$606,025

	For the year ended December 31
	2020	2019	2018	2017	2016
Total income	$115,689	$128,908	$128,701	$129,157	$121,498
Net loss (b)	$(10,388)	$(11,420)	$(23,276)	$(19,102)	$(7,961)
Net loss per common share, basic and diluted (c)	$(0.29)	$(0.32)	$(0.65)	$(0.54)	$(0.23)
Distributions paid to common stockholders	$10,841	$44,245	$40,313	$53,315	$52,358
Distributions declared to common stockholders	$8,173	$43,162	$47,700	$53,364	$52,449
Distributions declared per common share	$0.23	$1.21	$1.34	$1.50	$1.50
Distributions rescinded	$(8,173)	$—	$—	$—	$—
Cash flows provided by operating activities	$37,140	$46,763	$45,051	$50,871	$36,203
Cash flows provided by (used in) investing activities	$33,234	$4,860	$(18,623)	$(83,282)	$(89,991)
Cash flows (used in) provided by financing activities	$(61,922)	$(62,330)	$(27,032)	$32,398	$(21,151)
Weighted average number of common shares outstanding, basic and diluted	36,021,040	35,748,672	35,589,729	35,571,249	34,963,827

(a)	Includes unamortized mortgage premiums and debt issuance costs.
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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•

We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, including negative impacts on our tenants and their respective businesses, and we have agreed to defer a significant amount of rent owed to us, which tenants will be obligated to pay over time in addition to their regular rent but which they may not be able or willing to do, particularly those whose results of operations or future prospects have been materially adversely affected by the COVID-19 pandemic or become so affected;

•

Market disruptions resulting from the economic effects of the COVID-19 pandemic or otherwise will continue to adversely impact many aspects of our operating results and financial condition, including our ability to service our debt obligations, borrow additional monies or pay distributions;

•	We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2020, 2019 and 2018;
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

•

The strategic plan adopted by our board of directors on February 11, 2019, which is discussed further below, may evolve or change over time, and there is no assurance we will be able to successfully achieve our board’s objectives under the Strategic Plan, including making strategic sales or purchases of properties or listing our common stock, within the timeframe we expected or would prefer or at all. We expect that no liquidity event will occur before the adverse effects of the COVID-19 pandemic on the economy and the retail commercial real estate market subside;

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

The following discussion and analysis is based on the consolidated financial statements for the years ended December 31, 2020, 2019 and 2018. Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes thereto.

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

At December 31, 2020, we had total assets of $1.2 billion and owned 44 properties located in 21 states containing 6.5 million square feet.  A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. At December 31, 2020, grocery-anchored or grocery shadow-anchored shopping center properties represented 86% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center near a grocery store that generates traffic for the shopping center but is not a part of the shopping center. The portfolio properties have a weighted average economic occupancy of 93.3% and staggered lease maturity dates.

We commenced the Offering on October 18, 2012, and concluded it on October 16, 2015.  We sold 33,534,022 shares of common stock in the Offering generating gross proceeds of $834.4 million.  On March 5, 2021, our board of directors determined an Estimated Per Share NAV of our common stock as of December 31, 2020 of $18.08.  The previously estimated per share net asset value as of December 31, 2019 equal to $18.15 was established on March 3, 2020.

COVID-19 Pandemic

We are closely monitoring the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our business and locations, including how it is impacting our tenants and vendors. For the year ended December 31, 2020, we recognized bad debt expense of $4.9 million, mostly resulting from the pandemic. Additionally, as of December 31, 2020, we have $4.5 million of deferred rent to be paid in the future, mostly throughout 2021, pursuant to agreements negotiated with tenants in the wake of the COVID-19 pandemic. See Note 14 – “Leases” for additional information. We are unable to predict with certainty the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties.

We cannot predict the entire impact that COVID-19 will have on our tenants and other business partners in the future, such as vendors and service providers; however, any material further effect on these parties would continue to adversely impact us.

As of March 15, 2021, many tenants continue to operate in a materially reduced capacity. The chart below shows (1) cash rent payments received as a percentage of the tenant’s rental obligations before deferrals agreed upon following the onset of the pandemic, (2) cash received for rent billed (the amount billed to a tenant is based on what is owed under the tenant’s lease and does not include rent that we have agreed with the tenant to defer) and (3) cash rents received in each month, in each case beginning with the month the WHO declared the outbreak of COVID-19 a pandemic through the most recent month for which meaningful data was available. Since September 2020, the Company has not granted a material amount of new deferrals, and collections of amounts due since that time have been at levels consistent with collections before the onset of the pandemic.

Cash rent payments collected as a percentage of rent that would have been owed before deferrals negotiated since the onset of the COVID-19 pandemic, applying cash received to the amounts before deferrals that would have been outstanding for the longest period of time

Cash rent payments collected as a percentage of billings (billed amounts do not include amounts deferred), applying cash received to the billed amounts that have been outstanding for the longest period of time

			Cash rent payments received during the month (without applying the cash to any particular amount due) (in millions of $'s)
March 2020	95%	95%	$8.4
April 2020	86%	95%	$5.7
May 2020	80%	97%	$6.8
June 2020	80%	96%	$8.5
July 2020	90%	99%	$10.0
August 2020	93%	97%	$9.6
September 2020	98%	98%	$8.5
October 2020	99%	99%	$10.2
November 2020	97%	97%	$10.8
December 2020	96%	96%	$10.0
January 2021	96%	96%	$8.9
February 2021(1)	91%	91%	$11.3

(1)

February 2021 collections are slightly below earlier months in percentage terms due to charges of real estate tax reconciliations that tenants typically have one to three months to pay and which have not yet been paid.

Payment plans mostly in the form of rent deferrals have been agreed upon with tenants at 279 locations since the onset of the pandemic, and we are still in active negotiations with other tenants. As of March 15, 2021, deferrals represent $5.9 million in total rent, or approximately 6% of ABR, and modifications and rent abatements represent $2.2 million in total rent, or 2% of ABR. Deferrals and abatements agreed upon with anchor tenants represent $4.7 million in rent, versus $3.4 million agreed upon with junior box and small-shop tenants. Not all tenant requests will ultimately result in payment plans, and we manage negotiations with tenants on a case-by-case basis. We have sent some tenants notices of default, including to one of our ten largest tenants by ABR, which has since resumed paying rent but with which we are still negotiating with respect to unpaid amounts still owed. January and February 2021 collections and rent relief requests to-date may not be indicative of collections or requests in any future period. We are closely monitoring the impact of the COVID-19 pandemic on the collectability of lease payments.

The full impact of the COVID-19 pandemic on our rental revenue for the first quarter of 2021 and thereafter cannot, however, be determined at present. The deferral periods for tenants averaged four months and most have ended. While some payments from tenants of deferred amounts began during the fourth quarter of 2020, the vast majority are due to be repaid throughout 2021. If tenants cannot or will not pay these deferred amounts of rent in addition to their normal rent due, they may request additional deferrals, breach their lease agreements with us, cease doing business, file for bankruptcy or some combination of the foregoing, any of which may have adverse effects on our operating results or financial position. Although vaccinations have begun, the situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business.

Of our bad debt expense recorded for the year ended December 31, 2020 (see Note 14 – “Leases”), we estimate that 61% of the total bad debt has been from tenants significantly affected by the pandemic, especially apparel and restaurants, and a considerable number of the apparel tenants have filed for bankruptcy. Tenants representing 11 locations and $2.2 million ABR (2.4% of total ABR) have filed for bankruptcy protection. As of December 31, 2020, certain tenants, estimated to be approximately 21% of the tenants with which we have entered into deferral agreements, have overdue balances some of which have been included in our allowance for bad debts.

Comparable leasing spreads for 2020 were 2.0% for new leases but -1.8% for renewals. Lease retention based on square footage was 92% for anchors but 64% for non-anchors, which we attribute to the more severe effect of the pandemic on smaller, non-anchor tenants. In managing the crisis created by the COVID-19 pandemic, we have been forced to make difficult decisions in the face of great uncertainty regarding future economic conditions and the financial condition of our tenants and believe we have done well to maintain a high occupancy rate making trade-offs where necessary, such as abatements, deferrals or lower rents when we believed it was advisable. To the extent we have agreed to what we believe are below-market rents to avoid vacancies and to accommodate tenants that we think will have viable businesses post-pandemic, we have tried to minimize the term of the lease with the intent to revisit rents when the economic effects of the pandemic have subsided and leasing market conditions are more favorable. At December 31, 2020, our portfolio had weighted average physical and economic occupancy of 92.8% and 93.3%, respectively. 35 leases comprising 282,034 square feet (47% of total square footage renewed) were extended early in connection with pandemic-related lease amendments.

Despite our best efforts, to the extent that the effects of the pandemic continue for a prolonged period of time or become more severe, the effects of the pandemic, including governmental restrictions imposed to combat the pandemic, are likely to result in additional tenant requests for deferrals or other lease modifications, failures to pay rent, bad debt expense or vacancies in the future. Conversely, if the ongoing vaccination effort is successful in allowing for retail business to operate at increased or pre-pandemic levels, or an affordable effective treatment for COVID-19 is developed, pent-up demand may follow for products and services such as those provided by restaurants, health, wellness and personal care service providers and apparel and accessory retailers.

We rely on the Business Manager to manage our day-to-day operations. Though many people have been able to work remotely effectively, the business and operations of our Business Manager and its affiliates may also be adversely impacted by further coronavirus outbreaks, particularly if new strains of the virus are more contagious or have more severe effects or both. The workforce of the Business Manager and its affiliates may become ill or have to be quarantined in large numbers, particularly if the corporate headquarters is re-opened for a large number of people, which may negatively impact the ability of this workforce to provide us services to the same degree as it had prior to the outbreak.

For further information regarding the potential impact of COVID-19 on the Company, see Part I, Item 1A titled “Risk Factors.”

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

•      Fees payable to our Business Manager and Real Estate Manager

•      Repurchases of shares under the SRP

•      Acquisitions of real estate directly or through joint ventures

•      Capital expenditures, tenant improvements and leasing commissions

• Cash receipts from our tenants • Sale of shares through the DRP • Proceeds from new or refinanced mortgage loans • Borrowing on our Credit Facility • Proceeds from sales of real estate

During January 2020, we sold three properties generating net proceeds of $37.3 million, which we used primarily to pay down the amount outstanding under our Revolving Credit Facility.

At December 31, 2020, we had $65 million outstanding under the Revolving Credit Facility and $150 million outstanding under the Term Loan. At December 31, 2020 the interest rate on the Revolving Credit Facility and the Term Loan was 2.15% and 4.65%, respectively. The Revolving Credit Facility matures on August 1, 2022, and we have the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions. The Term Loan matures on August 1, 2023. As of December 31, 2020, we had $135 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, and assuming compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility. Although $135 million is the maximum available, covenant limitations, particularly the leverage ratio, affect what we can actually draw, and we expect to have substantially less than $135 million actually available to draw or otherwise undertake as additional debt in 2021 depending on the future effects of the pandemic on our tenants, among other things. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. Our leverage ratio generally cannot exceed 60%, provided however that two times during the term of our Revolving Credit Facility our leverage ratio may be 62.5% for two consecutive quarters. Our leverage ratio was 55.5% as of December 31, 2020, as defined in the Revolving Credit Facility’s agreement.

On September 29, 2020, we entered into a first amendment to the Company’s Amended and Restated Credit Agreement dated as of August 1, 2018 with KeyBank National Association individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and Merrill Lynch Pierce, Fenner & Smith Incorporated (now BofA Securities, Inc.) as joint lead arrangers, and other lenders from time to time parties to the agreement. This amendment provides a waiver of the minimum tangible net worth requirement for three consecutive quarters beginning with the quarter ended September 30, 2020. In exchange, we agreed that our leverage ratio may be increased only to 62.5% (formerly 65%) for two consecutive fiscal quarters two times prior to the facility termination date, that we are restricted, during this waiver period, from making any share repurchases or distributions without lender approval, and that a LIBOR floor of 25 basis points will remain in effect for the remainder of the term. As of December 31, 2020, we have paid all interest and principal amounts when due, and are in compliance with all financial covenants related to the Credit Facility as amended. See our Part I, Item 1A titled “Risk Factors” above for discussion of risks stemming from our use of debt and a potential failure to comply with a covenant under the Credit Facility.

As of December 31, 2020, we had total debt outstanding of $631.0 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.76% per annum. As of December 31, 2020, the weighted average years to maturity for our debt was 2.5 years. As of December 31, 2020 and December 31, 2019, our borrowings were 47% and 49%, respectively, of the purchase price of our investment properties. At December 31, 2020 our cash and cash equivalents balance was $12.9 million.

In the next twelve months, we have six mortgage loans maturing with an aggregate principal balance of $82.7 million, which we intend to refinance or repay by drawing on the line of credit. For information related to our debt maturities reference is made to Note 7

– “Debt and Derivative Instruments” which is included in our December 31, 2020 Notes to Consolidated Financial Statements in Item 15.

Our board of directors has suspended distributions and rescinded the first quarter distribution that was expected to be paid on June 1, 2020 to stockholders of record on May 29, 2020. Our board of directors has also suspended our DRP and SRP until further notice. We have also delayed making non-essential capital improvements and other non-essential capital expenditures at our properties since the onset of the pandemic, where possible, to reduce expenses and preserve cash and expect to continue to delay non-essential capital expenditures until they become essential or until the adverse effects of the COVID-19 pandemic on our tenants subside. These actions are being taken until there is better clarity on our tenants’ ability and willingness to pay rent and meet other lease obligations and, ultimately, the performance of our shopping centers. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020. Any unfulfilled repurchase requests will automatically roll over for processing under the terms and conditions of the SRP if we restart our plan, unless a stockholder withdraws the request for repurchase. . See “Share Repurchase Program” under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above for the number of shares requested for repurchase and other information regarding our SRP.

Cash Flow Analysis

	For the year ended December 31,			Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$37,140	$46,763	$45,051	$(9,623)	$1,712
Net cash flows provided by (used in) investing activities	$33,234	$4,860	$(18,623)	$28,374	$23,483
Net cash flows used in financing activities	$(61,922)	$(62,330)	$(27,032)	$408	$(35,298)

Operating activities

Cash provided by operating activities decreased $9.6 million during 2020 compared to 2019 and increased $1.7 million during 2019 compared to 2018. The decrease from 2019 to 2020 was due to reduced collections in 2020 due to COVID-19 and the sale of properties in 2019 and 2020. The increase from 2018 to 2019 was due to the timing of real estate tax and business manager fee payments partially offset by an increase in interest payments.

Investing activities

	For the year ended December 31,			Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(Dollar amounts in thousands)
Proceeds from the sale of investment properties	37,255	14,872	—	22,383	14,872
Capital expenditures	(4,021)	(10,012)	(10,087)	5,991	75
Investment in unconsolidated joint ventures	—	—	(2,736)	—	2,736
Other assets and other liabilities	—	—	(5,800)	—	5,800
Net cash provided by (used in) investing activities	$33,234	$4,860	$(18,623)	$28,374	$23,483

During the year ended December 31, 2020, cash provided by investing activities was higher than 2019 primarily due to higher proceeds from the sale of investment properties and lower capital expenditures in 2020. During the year ended December 31, 2019, cash was provided by investing activities compared to a use of cash in 2018, primarily due to proceeds from sale of investment properties in 2019. In addition, we did not fund any additional investments in the Mainstreet JV during 2019, compared to our funding of $2.7 million in equity investment and $5.4 million in related note receivable for which an impairment charge was recognized at the end of 2018. The line item for “Other assets and other liabilities” in 2018 includes the note receivable of $5.4 million from the Mainstreet JV, which was fully funded in 2018.

Financing activities

	For the year ended December 31,			Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(Dollar amounts in thousands)
Total net changes related to debt	$(53,223)	$(25,161)	$13,412	$(28,062)	$(38,573)
Proceeds from DRP	4,547	19,642	19,339	(15,095)	303
Shares repurchased	(2,405)	(12,566)	(19,612)	10,161	7,046
Distributions paid	(10,841)	(44,245)	(40,313)	33,404	(3,932)
Early termination of interest rate swap agreements	—	—	1,192	—	(1,192)
Other	—	—	(1,050)	—	1,050
Net cash used in financing activities	$(61,922)	$(62,330)	$(27,032)	$408	$(35,298)

During 2020, cash expended on debt increased $28.1 million from 2019, primarily due to paydowns of the line of credit. During 2019, cash expended on debt decreased $38.6 million from 2018, primarily due to net paydowns on the credit facility and settlement of two mortgages associated with properties sold during 2019 compared to significant net drawings on the credit facility in the prior year, a majority of which was used to pay off a significant balance of mortgages with the residual used to fund other activities during 2018. During the years ended December 31, 2020, 2019 and 2018, we generated proceeds from the sale of shares pursuant to the DRP of $4.5 million, $19.6 million and $19.3 million, respectively.  For the years ended December 31, 2020, 2019 and 2018, share repurchases were $2.4 million, $12.6 million and $19.6 million, respectively. During the years ended December 31, 2020, 2019 and 2018, we paid $10.8 million, $44.2 million and $40.3 million, respectively, in distributions. During 2018, we received cash of $1.2 million related to the early termination of interest rate swap agreements.

Distributions

A summary of the distributions declared, distributions paid and cash flows provided by operations for the years ended December 31, 2020, 2019 and 2018 follows (Dollar amounts in thousands, except per share amounts):

Year Ended December 31, (1)	Distributions Declared	Distributions Declared Per Share		Distributions Rescinded	Cash	Reinvested via DRP	Total	Cash Flows From Operations
2020	$8,173	$0.23	(2)	$(8,173)	$6,294	$4,547	$10,841	$37,140
2019	$43,162	$1.21	(3)	$—	$24,603	$19,642	$44,245	$46,763
2018	$47,700	$1.34	(4)	$—	$20,974	$19,339	$40,313	$45,051

(2)	For the years ended December 31, 2020, 2019 and 2018, distributions were funded by cash flow from operations.
(3)

This amount represents the first quarter declaration on an annualized rate of 5% based on the previously estimated per share NAV of our common stock as of December 31, 2019 equal to $18.15 which was established on March 3, 2020. This distribution was rescinded during the second quarter of 2020 and distributions were suspended by our board.

(4)	This amount represents an annualized rate of 6% based on the previously estimated per share NAV of our common stock as of December 31, 2018 equal to $20.12 which was established on March 5, 2019.
(5)	This amount represents an annualized rate of 6% based on the previously estimated per share NAV of our common stock as of December 31, 2017 equal to $22.35 which was established on March 20, 2018.

See “Distributions” under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above for the number of shares requested for repurchase and other information regarding our distributions to stockholders.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2020, 2019 and 2018.

This section describes and compares our results of operations for the years ended December 31, 2020, 2019 and 2018.  We generate primarily all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of any acquisitions or dispositions on net income. (Dollar amounts in thousands)

Comparison of the Years ended December 31, 2020 and 2019

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

A total of 44 investment properties that were acquired on or before January 1, 2019 and classified as held and used at December 31, 2020 represent our “same store” properties during the years ended December 31, 2020 and 2019.  “Non-same store,” as reflected in the table below, consists of properties sold after January 1, 2019. For the years ended December 31, 2020 and 2019, 15 properties constituted non-same store properties.

The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2020 and 2019, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental income	$111,782	$125,673	$(13,891)	$111,599	$120,031	$(8,432)	$183	$5,642	$(5,459)
Other property income	162	254	(92)	162	254	(92)	—	—	—
Total income	$111,944	$125,927	$(13,983)	$111,761	$120,285	$(8,524)	$183	$5,642	$(5,459)

Property operating expenses	$18,613	$22,279	$(3,666)	$18,575	$21,642	$(3,067)	$38	$637	$(599)
Real estate tax expense	14,505	15,869	(1,364)	14,467	14,760	(293)	38	1,109	(1,071)
Total property operating expenses	$33,118	$38,148	$(5,030)	$33,042	$36,402	$(3,360)	$76	$1,746	$(1,670)

Property net operating income	$78,826	$87,779	$(8,953)	$78,719	$83,883	$(5,164)	$107	$3,896	$(3,789)

Straight-line income, net	$965	$840	$125
Amortization of intangibles and lease incentives	1,977	1,337	640
General and administrative expenses	(5,206)	(5,040)	(166)
Business management fee	(8,924)	(9,342)	418
Provision for asset impairment	—	(4,420)	4,420
Depreciation and amortization	(52,834)	(57,691)	4,857
Interest expense	(25,349)	(28,305)	2,956
Gain on sale of investment properties	—	3,279	(3,279)
Interest and other income	157	143	14
Net loss	$(10,388)	$(11,420)	$1,032

Net loss.  Net loss was $10,388 and $11,420 for the years ended December 31, 2020 and 2019, respectively.

Total property net operating income.  On a “same store” basis, comparing the results of operations of investment properties owned during the year ended December 31, 2020 with the results of the same investment properties owned during the year ended December 31, 2019, property net operating income decreased $5,164, total property income decreased $8,524, and total property operating expenses including real estate tax expense decreased $3,360.

The decrease in “same store” total property income is primarily due to an increase in bad debt and lower reimbursements billed to tenants resulting from lower expenses during the year ended December 31, 2020, both primarily caused by the COVID-19 pandemic. See Note 14 – “Leases” for additional information regarding the effects of deferred rent and bad debt on rental income.

“Non-same store” total property net operating income decreased $3,789 during 2020 as compared to 2019. The decrease was due to 12 properties sold in the fourth quarter of 2019 and an additional three properties sold during the first quarter of 2020. On a “non-same store” basis, total property income decreased $5,459 and total property operating expenses decreased $1,670 during the year ended December 31, 2020.

Straight-line income, net. Straight-line rent income increased $125 in 2020 compared to 2019. This increase is primarily due to increased rent abatements in 2020.

Intangible amortization.  Intangible amortization income increased $640 in 2020 compared to 2019. The increase is primarily attributable to higher below market lease intangible write-offs during 2020 due to early tenant move-outs.

General and administrative expenses.  General and administrative expenses increased $166 in 2020 compared to 2019 primarily due to increased legal costs in 2020.

Business management fee. Business management fees decreased $418 in 2020 compared to 2019. The decrease is primarily due to 15 properties sold, including 12 in the fourth quarter of 2019 and three during January 2020.

Provision for asset impairment. During the year ended December 31, 2019, we recorded $4,420 of impairment charges for our investment properties that were classified as held for sale at December 31, 2019, because these properties had a carrying value that exceeded the fair value less selling costs. No asset impairment charges were recorded during the year ended December 31, 2020.

Depreciation and amortization.  Depreciation and amortization decreased $4,857 in 2020 compared to 2019. The decrease is primarily due to properties sold in the fourth quarter 2019 and January 2020.

Interest expense.  Interest expense decreased $2,956 in 2020 compared to 2019. The decrease is primarily due to lower average interest rates and a decrease in average debt outstanding in 2020 compared to 2019.

Gain on sale of investment properties. During the year ended December 31, 2019, we recorded a gain of $3,279 related to the sale of 12 investment properties.

Interest and other income.  Interest and other income increased $14 in 2020 compared to 2019.

Comparison of the Years ended December 31, 2019 and 2018

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

Leasing Activity

The following table sets forth leasing activity during the year ended December 31, 2020. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Improvements per Square Foot
Comparable Renewal Leases	63	403,361	$18.27	$18.60	-1.8%	3.2	$0.20
Comparable New Leases	5	16,866	$22.51	$22.07	2.0%	5.0	$13.05
Non-Comparable New and Renewal Leases (a)	59	355,559	$14.89	N/A	N/A	3.3	$7.29
Total	127	775,786

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

Our FFO and MFFO for the years ended December 31, 2020, 2019 and 2018 are calculated as follows (Dollar amounts in thousands):

		For the year ended December 31,
		2020	2019	2018
	Net loss	$(10,388)	$(11,420)	$(23,276)
Add:	Depreciation and amortization related to investment properties	52,834	57,691	57,835
	Provision for asset impairment	—	4,420	—
	Provision for impairment of investment in and note receivable from unconsolidated entities	—	—	15,405
Less:	Gain on sale of investment properties	—	(3,279)	—
	Funds from operations (FFO)	42,446	47,412	49,964

Add:	Acquisition related costs	—	—	29
	Loss on extinguishment of debt	—	—	411
	Mark-to-market adjustments	—	—	135
Less:	Amortization of acquired market lease intangibles, net	(2,073)	(1,405)	(917)
	Straight-line income, net	(965)	(840)	(1,180)
	Gain on early termination of interest rate swap agreements	—	—	(1,151)
	Modified funds from operations (MFFO)	$39,408	$45,167	$47,291

Critical Accounting Policies

Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Our significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2020 Notes to Consolidated Financial Statements in Item 15. We have identified Impairment of Investment Properties and Collectability of Accounts and Rents Receivable as critical accounting policies.

We consider these policies to be critical because it requires our management to use judgment in the application of accounting policy, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Collectability of Accounts and Rents Receivable

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

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2020 Notes to Consolidated Financial Statements in Item 15.

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

The table below presents, on a consolidated basis, our obligations and commitments to make future payments under debt obligations (including interest) and ground leases as of December 31, 2020. The ground lease commenced on July 1, 2007 and extends through June 30, 2037, with six 5-year options. Debt obligations under debt which is subject to variable rates reflect interest rates as of December 31, 2019 (Dollar amounts in thousands).

	Payments due by period
	2021	2022	2023	2024	2025	Thereafter	Total
Principal payments on debt	$84,281	$167,161	$241,556	$341	$92,951	$44,727	$631,017
Interest payments on debt	22,277	17,794	10,853	5,478	5,347	66	61,815
Rental payments on ground lease	1,140	1,202	1,264	1,264	1,264	85,848	91,982
Total	$107,698	$186,157	$253,673	$7,083	$99,562	$130,641	$784,814

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

As of December 31, 2020, we had outstanding debt of $631.0 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 1.75% to 5.48% per annum. The weighted average interest rate was 3.76%, which includes the effect of interest rate swaps. As of December 31, 2020, the weighted average years to maturity for our mortgages and credit facility payable was 2.5 years.

As of December 31, 2020, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $163.7 million and a fair value of $164.8 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations.  If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $5.3 million at December 31, 2020. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $5.5 million at December 31, 2020.

At December 31, 2020, we had $65.7 million of debt or 10.4% of our total debt bearing interest at variable rates not fixed by swap agreements with a weighted average interest rate equal to 2.15% per annum. We had variable rate debt subject to swap agreements fixing the rate of $401.6 million or 63.6% of our total debt at December 31, 2020.

If interest rates on all debt which bears interest at variable rates as of December 31, 2020 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $0.6 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2020 decreased by 1% (100 basis points), interest expense would not change earnings and cash flows primarily due to the impact of the LIBOR floor on the Revolving Credit Facility.

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

In July 2017, the Financial Conduct Authority, which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the SOFR as its preferred alternative to LIBOR in derivatives and other financial contracts. Subsequently, in November 2020, the Intercontinental Exchange (“ICE”) Benchmark Administration Limited (“IBA”), the administrator of LIBOR, announced that it would consult on its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021 and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. We are not able to predict when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. We have material contracts that are indexed to LIBOR and are monitoring this activity and evaluating the related risks.

Derivatives

For information related to derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our December 31, 2020 Notes to Consolidated Financial Statements in Item 15.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and the accompanying notes to our consolidated financial statements are included under Item 15 of this Annual Report on Form 10-K.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013)

issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their positions and ages are as follows:

Name	Age*	Position
Daniel L. Goodwin	77	Chairman of the Board
Lee A. Daniels	78	Lead Independent Director
Stephen L. Davis	63	Independent Director
Gwen Henry	80	Independent Director
Bernard J. Michael	61	Independent Director
Mitchell A. Sabshon	68	Director, President and Chief Executive Officer
Catherine L. Lynch	62	Chief Financial Officer
Roberta S. Matlin	76	Vice President
Cathleen M. Hrtanek	44	Secretary
*	As of January 1, 2021

Daniel L. Goodwin, 77. Director and the chairman of our board since July 2012. Mr. Goodwin has also served as a director of the Business Manager since August 2011. Mr. Goodwin is the Chairman and CEO of Inland, headquartered in Oak Brook, Illinois. Inland is comprised of separate real estate investment and financial companies with managed assets with a value of approximately $10.5 billion, doing business nationwide with a presence in 43 states, as of December 31, 2019. Inland owns and manages properties in all real estate sectors, including retail, office, industrial and apartments. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group LLC. In addition, Mr. Goodwin has served as the chairman of the board of Inland Mortgage Investment Corporation since March 1990, chairman, director and chief executive officer of Inland Bancorp, Inc., a bank holding company, since January 2001 and chairman of the board of IREIC since January 2017. Mr. Goodwin also served as a director of Inland Real Estate Corporation (n/k/a IRC Retail Centers LLC) (“IRC”) from 2001 until its merger in March 2016, and served as its chairman of the board from 2004 to April 2008. Mr. Goodwin served as a director and the chairman of the board of Inland Residential Properties Trust, Inc. (“IRPT”) and as a director and the chairman of the board of the IRPT business manager, both from December 2013 until each company’s liquidation and dissolution in October 2019. Mr. Goodwin has served as chairman of Inland InPoint Advisor, LLC since October 2016, as a director and chairman of the board of MH Ventures Fund II, Inc. and its business manager, since September 2020, and as a director of IPCC since 2004. He also served as the chairman of the National Association of Real Estate Investment Trusts Public Non-Listed REIT Council from January 2010 through December 2017, and as a past Vice Chairman of the Chicago Better Government Association.

Housing. Mr. Goodwin is a member of the National Association of Realtors President’s Circle, the National Association of Realtors Hall of Fame, the Illinois Association of Realtors Hall of Fame and the Chicago Association of Realtors Hall of Fame. He is also the author of a nationally recognized real estate reference book for the management of residential properties. Mr. Goodwin served on the Board of the Illinois State Affordable Housing Trust Fund. He served as an advisor for the Office of Housing Coordination Services of the State of Illinois, and as a member of the Seniors Housing Committee of the National Multifamily Housing Council. He has served as Chairman of the DuPage County Affordable Housing Task Force. Mr. Goodwin also founded New Directions Housing Corporation, a not-for-profit entity that develops affordable housing for low income individuals.

Education. Mr. Goodwin obtained his bachelor’s degree and master’s degree from Illinois State universities. Following graduation, he taught for five years in the Chicago Public Schools. Over the past twenty years, Mr. Goodwin served as a member of the Board of Governors of Illinois State Colleges and Universities, vice chairman of the Board of Trustees of Benedictine University, vice chairman of the Board of Trustees of Springfield College, and chairman of the Board of Trustees of Northeastern Illinois University.

Our board believes that Mr. Goodwin’s 50 years of experience in real estate investing, commercial real estate brokerage, real estate securities, land development, construction and mortgage banking and commercial lending, make him well qualified to serve as a member of our board of directors.

Lee A. Daniels, 78. Independent director since February 2012 and Lead Independent Director since September 2017. Mr. Daniels serves as Chairman of the Nominating and Corporate Governance Committee and a member of the Audit Committee. Mr. Daniels has also served on the Kite Realty Group (“Kite”) Board of Trustees since 2014 and is a member of the Kite Corporate Governance and Nominating Committee. Mr. Daniels served on the board of directors of Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”) from its inception in 2008 until its merger with Kite in 2014.

In February 2007, Mr. Daniels founded Lee Daniels & Associates, LLC, a consulting firm for government and community relations. Prior to that, Mr. Daniels was an equity partner at the Chicago law firm of Bell Boyd & Lloyd from 1992 to 2006, an equity partner at Katten, Muchin & Zavis from 1982 to 1991, and an equity partner at Daniels & Faris from 1967 to 1982. Mr. Daniels served as Special Assistant Attorney General for the State of Illinois from 1971 to 1974. He served as a member of the Illinois House of Representatives from 1975 to 2007, was the Republican Leader from 1983 to 1995 and 1998 to 2003, and was Speaker of the Illinois House of Representatives from 1995 to 1997.

Mr. Daniels currently serves as Chairman of the Board of Directors of Haymarket Center, a nonprofit behavioral health treatment center located in Chicago, Illinois. He served as the Chairman of the Presidential Search Committee for the College of DuPage from 2015 to 2016. He previously served on the Elmhurst Memorial Healthcare Board of Trustees from 1981 to 2013, the Board of Governors from 1990 to 2013, and the Elmhurst Memorial Hospital Foundation Board from 1980 to 1984 and 2013. Other boards Mr. Daniels has served on include the Suburban Bank and Trust Company of Elmhurst Board of Directors from 1994 to 1996, the Elmhurst Federal Savings and Loan Association Board of Directors from 1991 to 1994, and the DuPage Easter Seals Board of Directors from 1970 to 1973.

Mr. Daniels received his bachelor’s degree from the University of Iowa and his law degree from The John Marshall Law School in Chicago. He received a Distinguished Alumni Award from both The John Marshall Law School and the University of Iowa, and an Honorary Doctor of Laws from Elmhurst College.

Our board believes that Mr. Daniels’ depth of knowledge and experience, based on his 50 years of legal practice and experience in commercial real estate, make him well qualified to serve as a member of our board of directors.

Stephen L. Davis, 63. Independent director since February 2012. Mr. Davis serves as a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Davis has over 30 years of experience in real estate development. Mr. Davis has been the president of The Will Group, Inc., a construction company, since founding the company in 1986. In his position with The Will Group, Mr. Davis was instrumental in the construction of Kennedy King College campus, located in Chicago, Illinois, and the coordination of the "Plan For Transformation" for Altgeld Gardens, a public housing development located in Chicago, Illinois. Since October 2003, Mr. Davis has also overseen property management operations for several properties owned by a family-owned real estate trust.

Since March 2004, Mr. Davis has served as commissioner of aviation (board chair) of the DuPage County Airport Authority, in DuPage County, Illinois, which oversees management of the DuPage County Airport, Prairie Landing Golf Course and the 500-acre DuPage County Business Park. From 2006 to 2016, Mr. Davis served as a director of Wheaton Bank & Trust, where he was a member of the loan committee, which was responsible for reviewing and analyzing residential and commercial loan portfolios, developer credentials and viability, home builders and commercial and industrial loans. Mr. Davis obtained his bachelor degree from the University of Tennessee, located in Knoxville.

Our board believes that Mr. Davis’ prior real estate development experience and his leadership qualities make him well qualified to serve as a member of our board of directors.

Gwen Henry, 80. Independent director since February 2012. Ms. Henry serves as Chairman of the Audit Committee and a member of the Nominating and Corporate Governance Committee. Ms. Henry currently serves as the Treasurer of DuPage County, Illinois, a position she has held since December 2006. In this position, Ms. Henry is responsible for the custody and distribution of DuPage County funds. In addition, from April 1981 to 2019, Ms. Henry was a partner at Dugan & Lopatka, a regional accounting firm, and a member of the firm’s controllership and consulting services practice, where she specialized in financial consulting and tax and business planning for privately-held companies. Since December 2009, Ms. Henry has also served as a member of the Illinois Municipal Retirement Fund, a $43 billion fund which has investments in excess of $1.2 billion allocated to real estate. She currently serves as chair of the investment committee, and is a member of the audit committee and the legislative committee of the fund.

Ms. Henry previously served as DuPage County Forest Preserve Commissioner (from December 2002 to November 2006) and as chair to the special committee responsible for the DuPage County Budget (from December 2002 to November 2004), and was a member of the DuPage County Finance Committee (from November 1996 to November 2002). Ms. Henry also has held a number of board and chair positions for organizations such as the Marianjoy Rehabilitation Hospital (as treasurer from June 2002 to May 2008), the Central DuPage Health System (as chairperson of the board from October 1995 to September 1999), and the Central DuPage Hospital Foundation (as director from October 2002 to present). She was elected Mayor of the City of Wheaton, Illinois from March 1990 to December 2002.

Ms. Henry received her bachelor degree from the University of Kansas, located in Lawrence, Kansas. She is a certified public accountant, a designated certified public funds investment manager and a certified public finance administrator.

Our board believes that Ms. Henry’s over 35 years of public accounting experience makes her well qualified to serve as a member of our board of directors.

Bernard J. Michael, 61. Independent director since September 2014. Mr. Michael serves as a member of the Audit Committee and, since September 2017, the Nominating and Corporate Governance Committee. Mr. Michael is a managing partner and founding member of AWH Partners, LLC, a privately held real estate investment, development and management firm. Since 2010, AWH has completed in excess of $1.4 billion of hotel investments, and is managing or has completed hotel redevelopment projects totaling more than $300 million. In early 2012, AWH acquired Lane Hospitality, which it rebranded as Spire Hospitality, a top-tier national hospitality platform formed in 1980.

Mr. Michael has over 25 years of experience as a real estate attorney working on sophisticated real estate transactions across all asset classes for some of the world's largest property owners, developers and lenders. Prior to founding AWH Partners, Mr. Michael was the founder and senior partner of Michael, Levitt & Rubenstein, LLC, a law firm focusing on real estate sales, acquisitions, development, leasing and financing. Mr. Michael and his team worked on some of the largest transactions in New York City, including the development of Time Warner Center and the Hudson Yards projects for The Related Companies. In addition, Mr. Michael and his firm represented developers on major multi-family, retail, office and hospitality projects in China, Saudi Arabia, and in most major cities across the United States.

Prior to forming Michael Levitt, Mr. Michael was a partner in the Real Estate Group at Proskauer Rose, LLP. Prior to that, Mr. Michael was an attorney at Weil, Gotschal & Manges and Shea & Gould. Mr. Michael is a graduate of Brown University and New York University School of Law.

Our board believes that Mr. Michael’s prior business experience and his leadership qualities make him well qualified to serve as a member of our board of directors.

Mitchell A. Sabshon, 68. Director since September 2014, our chief executive officer since April 2014 and our president since December 2016. Mr. Sabshon has also served as a director and president of the Business Manager since October 2013 and December 2016, respectively. Mr. Sabshon is also currently the chief executive officer, president and a director of IREIC, positions he has held since August 2013, January 2014 and September 2013, respectively. He is a director, the president and chief executive officer of the IRPT business manager since December 2013 and was a director and the president and chief executive officer of IRPT from December 2013 until December 2019. Mr. Sabshon is currently the Chief Executive Officer of Inland Venture Partners, LLC, a position he has held since November 2018, Chief Executive Officer of Inland Ventures MHC Manager, LLC, a position he has held since December 2018, and Chief Executive Officer and director of MH Ventures Fund II, Inc. and its business manager, positions he has held since September 2020. Mr. Sabshon also serves as the chairman of the board of directors and chief executive officer of InPoint Commercial Real Estate Income, Inc. (“InPoint”), positions he has held since September 2016 and October 2016, respectively, and as the chief executive officer of the InPoint advisor since August 2016. Mr. Sabshon has also served as a director and chairman of the board of IPCC since September 2013 and January 2015, respectively, and a director of Inland Securities Corporation (“Inland Securities”) since January 2014. He has also served as chief executive officer of Inland Venture Partners, LLC since November 2018.

Prior to joining Inland, Mr. Sabshon served as Executive Vice President and Chief Operating Officer of Cole Real Estate Investments, where he oversaw the company's finance, leasing, property management and asset management operations. Prior to joining Cole, Mr. Sabshon held several senior executive positions at leading financial services firms. He spent almost 10 years at Goldman, Sachs & Co. in various leadership roles including President and CEO of Goldman Sachs Commercial Mortgage Capital. He also served as a Senior Vice President in Lehman Brothers' real estate investment banking group. Prior to joining Lehman Brothers, Mr. Sabshon was an attorney in the corporate and real estate structured finance practice groups at Skadden, Arps, Slate, Meagher & Flom in New York. Mr. Sabshon is also a member of the International Council of Shopping Centers, the Urban Land Institute, the National Association of Corporate Directors, a member of the Board of Trustees of the American Friends of Hebrew University - Midwest Region and the Board of Directors of Timeline Theatre Company. Mr. Sabshon is also a member of the New York State Bar, a former Chairman Emeritus of the Institute for Portfolio Alternatives and holds the Board Leadership Fellowship designation of the National Association of Corporate Directors. He also holds a real estate broker license in New York. He received his undergraduate degree from George Washington University and his law degree at Hofstra University School of Law.

Our board believes that Mr. Sabshon’s extensive finance and real estate experience make him well qualified to serve as a member of our board of directors.

Catherine L. Lynch, 62 Our chief financial officer since April 2014, and a director of the Business Manager since August 2011. Ms. Lynch joined Inland in 1989 and has been a director of The Inland Group LLC since June 2012. She serves as the treasurer and secretary (since January 1995), the chief financial officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and chief financial officer and secretary (since June 1995) of Inland Securities. She also served as the chief financial officer of IRPT and the IRPT business manager from December 2013 until October 2019. She also served as the treasurer of the IRPT business manager from December 2013 to October 2014. Ms. Lynch also serves as the chief financial officer and treasurer (since October 2016) of InPoint and as the chief financial officer and treasurer of the InPoint advisor (since August 2016). Ms. Lynch also has served as a director of IPCC since May 2012. Ms. Lynch served as the treasurer of Inland Capital Markets Group, Inc. from January 2008 until October 2010, as a director and treasurer of Inland Investment Advisors, LLC from June 1995 to December 2014 and as a director and treasurer of Inland Institutional Capital, LLC from May 2006 to December 2014. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch received her bachelor degree in accounting from Illinois State University in Normal. Ms. Lynch is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”) as a financial operations principal.

Roberta S. Matlin, 76. Our vice president, and the vice president of the Business Manager, since August 2011. Ms. Matlin joined IREIC in 1984 as director of investor administration and currently serves as a director and senior vice president of IREIC. Ms. Matlin has served as senior vice president of MH Ventures II Business Manager, LLC since September 2020, vice president of The Inland Group, LLC, senior vice president of The Inland Real Estate Group, LLC since January 2015, a director of IPCC since May 2001, a vice president of Inland Institutional Capital, LLC since May 2006 and a manager since August 2012. She has served as president of Inland Opportunity Business Manager & Advisor, Inc. since April 2009 and as a director since January 2015. She also has served as a director and president of Inland Investment Advisors, LLC from June 1995 until May 2017, a director and president of Inland Securities from July 1995 to March 1997 and director and vice president since April 1997 and a director of Inland Business Manager & Advisor Group, Inc. since January 2014. Ms. Matlin has served as a director of Pan American Bank since December 2007. She served as vice president of administration of the IRPT business manager from December 2013 to October 2019 and as vice president of administration of the InPoint advisor since August 2016. Since February 2018 Ms. Matlin has severed as a Vice President of The Inland Group LLC. Ms. Matlin served as vice president of administration of Inland Diversified from June 2008 through July 2014 and also served as the president of Inland Diversified Business Manager & Advisor, Inc. from June 2008 through May 2009 and its vice president until July 2014. She served as vice president of administration of InvenTrust Properties Corp. since its inception in October 2004 through February 2014. She also served as the president of Inland American Business Manager & Advisor, Inc. from October 2004 until January 2012, its vice president until February 2014 and a director from March 2014 until March 2016. Ms. Matlin served as vice president of administration of Inland Western Retail Real Estate Trust, Inc. from 2003 until 2007, vice president of administration of Inland Retail Real Estate Trust, Inc. from 1998 until 2004, vice president of administration of IRC from 1995 until 2000 and trustee and executive vice president of Inland Mutual Fund Trust from 2001 until 2004.

Prior to joining Inland, Ms. Matlin worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois in Champaign. She holds Series 7, 22, 24, 39, 63, 65, 79 and 99 licenses from FINRA.

Cathleen M. Hrtanek, 44. Our corporate secretary, and the secretary of the Business Manager, since August 2011. Ms. Hrtanek joined Inland in 2005 and is currently assistant general counsel and vice president of The Inland Real Estate Group, LLC. In her capacity as assistant general counsel, Ms. Hrtanek represents many of the entities that are part of The Inland Real Estate Group of Companies on a variety of legal matters. Ms. Hrtanek also has served as secretary of MH Ventures Fund II, Inc. and its business manager since September 2020, the secretary of the InPoint advisor since August 2016, assistant secretary of InPoint since August 2019, secretary of IRPT and its business manager from December 2013 to October 2019, secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, secretary of Inland Diversified from September 2008 through July 2014 and its business manager from September 2008 through March 2016, and secretary of IPCC from August 2009 through May 2017. Prior to joining Inland, Ms. Hrtanek was employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois from September 2001 until 2005. Ms. Hrtanek has been admitted to practice law in the State of Illinois. Ms. Hrtanek received her bachelor degree from the University of Notre Dame in South Bend, Indiana and her law degree from Loyola University Chicago School of Law.

Board of Directors

Board Leadership Structure and Risk Oversight

We have separated the roles of the president and chairman of the board in recognition of the differences between the two roles. Mr. Sabshon, in his role as both our president and chief executive officer and the president and chief executive officer of the Business Manager, is responsible for setting the strategic direction for the Company and for providing the day-to-day leadership of the Company. Mr. Goodwin, as chairman of the board, organizes the work of the board and ensures that the board has access to sufficient information to carry out its functions. Mr. Goodwin presides over meetings of the board of directors and stockholders, establishes the agenda for each meeting and oversees the distribution of information to directors.

Lee A. Daniels currently serves as our Lead Independent Director. Although each board member is kept apprised of our business and developments impacting our business, our board determined to designate a Lead Independent Director to coordinate the activities of the independent directors and serve as the principal liaison between the independent directors and the chairman of the board.

The Lead Independent Director presides at meetings when the chairman of the board is absent; establishes board meeting agendas in collaboration with the chairman of the board and the various committee chairs and recommends matters for the board and committees to consider; advises the chairman of the board as to the quality, quantity and timeliness of the information submitted to the directors that is appropriate for the directors to effectively perform their duties and approves the information submitted to them; calls meetings of the independent directors or calls for executive sessions during board meetings; and presides at meetings of the independent directors or executive sessions of the board. The Lead Independent Director also performs such other responsibilities as the board may determine.

Our board believes that its Lead Independent Director structure, including the duties and responsibilities described above, provides the same independent leadership, oversight, and benefits for the Company and the board that would be provided by an independent chairman of the board. Our full board of directors, including our independent directors, is responsible for approving all material transactions, and each transaction between us and the Business Manager or its affiliates must be approved by the affirmative vote of a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. In addition, each board member is kept apprised of our business and developments impacting our business and has complete and open access to the members of our management team, the Business Manager and our real estate manager, Inland Commercial Real Estate Services LLC (our “Real Estate Manager”).

Our board is actively involved in overseeing risk management for the Company. Our board of directors oversees risk through: (1) its review and discussion of regular periodic reports to the board of directors and its committees, including management reports and studies on existing market conditions, leasing activity and property operating data, as well as actual and projected financial results, and various other matters relating to our business; (2) the required approval by the board of directors of material transactions, including, among others, acquisitions and dispositions of properties, financings and our agreements with the Business Manager, our Real Estate Manager and the ancillary service providers; (3) the oversight of our business by the audit committee; and (4) its review and discussion of regular periodic reports from our independent registered public accounting firm and other outside consultants regarding various areas of potential risk, including, among others, those relating to the qualification of the Company as a REIT for tax purposes and our internal control over financial reporting.

Communicating with Directors

Stockholders wishing to communicate with our board and the individual directors may send communications by letter, e-mail or telephone, in care of our corporate secretary, who will review and forward all correspondence to the appropriate person or persons for a response.

Our non-retaliation policy, also known as our “whistleblower” policy, prohibits us from retaliating or taking any adverse action against our employees (if we ever have employees), or the employees of the Business Manager or its affiliates, for raising a concern, including concerns about accounting, internal controls or auditing matters. Employees may raise their concerns by contacting our compliance officer at (630) 218-8000. In addition, confidential complaints involving the Company’s accounting, auditing, and internal auditing controls and disclosure practices may be raised anonymously via email or mail as described in our non-retaliation policy. A complete copy of our non-retaliation policy may be found on our website at www.inland-investments.com/inland-income-trust under the “Corporate Governance” tab.

Anti-Hedging Policy

The insider trading policy of IREIC and its affiliated entities, including our Business Manager and Real Estate Manager, prohibits officers, directors and employees of these entities, including our executive officers, from engaging, without the prior written consent of the applicable employer, in hedging or monetization transactions such as zero-cost collars and forward sale contracts that allow a person to lock in a portion of the value of his or her shares in any Inland entity or any entity sponsored by or advised by IREIC or by any of its direct or indirect subsidiaries. This includes shares of our common stock. Because there is no established public trading market for our common stock and we do not have any employees, the Company itself has not separately adopted any specific practices or policies regarding the ability of our directors, officers or employees to purchase financial instruments or otherwise engage in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our common stock or any other securities that we might issue.

Committees of our Board of Directors

Audit Committee. Our board has formed a separately-designated standing audit committee, comprised of Ms. Henry and Messrs. Daniels, Davis and Michael, each of whom is “independent” within the meaning of the applicable listing standards of the NYSE. Ms. Henry serves as the chairperson of this committee, and our board has determined that Ms. Henry qualifies as an “audit committee financial expert” as defined by the SEC. The audit committee assists the board in fulfilling its oversight responsibility relating to, among other things: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the qualifications and independence of our independent registered public accounting firm; and (4) the performance of our internal audit function and independent registered public accounting firm.

Nominating and Corporate Governance Committee. Our board has formed a nominating and corporate governance committee consisting of Ms. Henry and Messrs. Daniels, Davis and Michael, each of whom is “independent” within the meaning of the applicable listing standards of the NYSE. Mr. Daniels serves as the chairman of this committee. The nominating and corporate governance committee is responsible for, among other things: (1) identifying individuals qualified to serve on the board and the nominating and corporate governance committee and recommending to the board a slate of director nominees for election by the stockholders at the annual meeting; (2) periodically reevaluating any corporate governance policies and principles adopted by the board, including recommending any amendments thereto if appropriate; and (3) overseeing an annual evaluation of the board. The nominating and corporate governance committee is also responsible for considering director nominees submitted by stockholders.

The committee considers all qualified candidates identified by members of the committee, by other members of the board of directors, by the Business Manager and by stockholders. In recommending candidates for director positions, the committee takes into account many factors and evaluates each director candidate in light of, among other things, the candidate’s knowledge, experience, judgment and skills such as an understanding of the real estate industry or financial industry or accounting or financial management expertise. Other considerations include the candidate’s independence from conflict with the Company, the Business Manager and the Sponsor and the ability of the candidate to devote an appropriate amount of effort to board duties. The committee also focuses on persons who are actively engaged in their occupations or professions or are otherwise regularly involved in the business, professional or academic community. A majority of our directors must be “independent,” as defined in our charter. Moreover, as required by our charter, at least one of our independent directors must have at least three years of relevant real estate experience, and each director must have at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets we acquire. The committee also considers diversity in its broadest sense, including persons diverse in geography, gender and ethnicity as well as representing diverse experiences, skills and backgrounds. The committee evaluates each individual candidate by considering all of these factors as a whole, favoring active deliberation rather than the use of rigid formulas to assign relative weights to these factors.

Other Committees. Our board does not have a compensation committee or charter that governs the compensation process. Instead, the full board of directors performs the functions of a compensation committee, including reviewing and approving all forms of compensation for our independent directors that have been reviewed and recommended by our nominating and corporate governance committee. In addition, our independent directors determine, at least annually, that the compensation that we contract to pay to the Business Manager is reasonable in relation to the nature and quality of services performed or to be performed, and is within the limits prescribed by our charter and applicable law. Our board does not believe that it requires a separate compensation committee at this time because we neither separately compensate our executive officers for their service as officers, nor do we reimburse either the Business Manager or our Real Estate Manager for any compensation paid to their employees who also serve as our executive officers.

Code of Ethics

Our board has adopted a code of ethics applicable to our directors, officers and employees (if we ever have employees) which is available on our website at www.inland-investments.com/inland-income-trust under the “Corporate Governance” tab. In addition, printed copies of the code of ethics are available to any stockholder, without charge, by writing us at 2901 Butterfield Road, Oak Brook, Illinois 60523, Attention: Investor Services.

Any waivers of the provisions of the code of ethics for executive officers or directors may be granted only in exceptional circumstances by our board or a committee of our board. Any waivers will be promptly disclosed to the extent required by law. Any amendments to the code of ethics must also be approved by our board. If we make any substantive amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code of ethics to our chief executive officer, chief financial officer, chief accounting officer or controller or persons performing similar functions, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.

Item 11.	Executive Compensation

Compensation of Executive Officers

All of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for services rendered to us. We neither compensate our executive officers nor reimburse either the Business Manager or Real Estate Manager for any compensation paid to individuals who also serve as our executive officers, or the executive officers of the Business Manager, our Real Estate Manager or their respective affiliates; provided that, for these purposes, a corporate secretary is not considered an “executive officer.” As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included a “Compensation Discussion and Analysis,” a report from our board of directors with respect to executive compensation, a non-binding stockholder advisory vote on compensation of executives, a non-

binding stockholder advisory vote on the frequency of the stockholder vote on executive compensation or the pay ratio between employees and our principal executive officer. The fees we pay to the Business Manager and Real Estate Manager under the business management agreement or the real estate management agreement, respectively, are described in more detail under “Certain Relationships and Related Transactions.”

In the future, our board may decide to pay annual compensation or bonuses or long-term compensation awards to one or more persons for services as officers. We also may, from time to time, grant restricted shares of our common stock to one or more of our officers. If we decide to pay our named executive officers in the future, the board of directors will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable to the executive officers with respect to the current or future value of our shares. In addition, the board will include the non-binding stockholder advisory votes on executive compensation and on the frequency of stockholder votes on executive compensation in the relevant proxy statement as required pursuant to Section 14A of the Exchange Act.

Independent Director Compensation

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2020 (Dollar amounts in thousands):

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(2)	Total Compensation
Lee A. Daniels	$73	$20	$—	$—	$—	$—	$93
Stephen L. Davis	$62	$20	$—	$—	$—	$—	$82
Gwen Henry	$75	$20	$—	$—	$—	$—	$95
Bernard J. Michael	$62	$20	$—	$—	$—	$—	$82
(1)	Represents 1,102 restricted shares granted on June 16, 2020 to each director.
(2)	Represents the value of distributions received during the year ended December 31, 2020 on all stock awards received through December 31, 2020.

Cash Compensation

We pay our independent directors an annual fee of $44,000 plus $2,000 for each in-person meeting of the board and $750 for each meeting of the board attended by telephone; we also pay our independent directors $1,400 for each in-person meeting of each committee of the board and $550 for each meeting of each committee of the board attended by telephone. We pay the chairperson of the nominating and corporate governance committee of our board an annual fee of $8,500 and the chairperson of the audit committee of our board an annual fee of $13,200. We pay the Lead Independent Director an annual fee of $5,000.

We reimburse all of our directors for any out-of-pocket expenses incurred by them in attending meetings. Each independent director may elect to receive payment of all or a portion of his or her fee in the form of unrestricted shares in lieu of cash pursuant to our employee and director restricted share plan (the “RSP”) and may elect to defer the receipt of all or a portion of his or her fee pursuant to our director deferred compensation plan (the “DDCP”). We do not compensate any director that also is an employee of the Business Manager or its affiliates.

Stock Compensation

On March 21, 2016 the board of directors approved the RSP, which was subsequently approved by the Company’s stockholders at the annual stockholders’ meeting on June 16, 2016. The RSP provides us with the ability to grant awards of restricted shares and restricted share units to directors, officers and employees (if we ever have employees) of us, our affiliate or the Business Manager. Under the RSP, on the date of the annual stockholders’ meeting in 2020, each independent director received an award of restricted shares of common stock having a fair market value as of the date of grant equal to $20,000 or, in lieu thereof, restricted share units. Restricted shares and restricted share units issued to independent directors pursuant to these grants vest over a three-year period following the respective date of grant in increments of 33-1/3% per annum, subject to their continued service as directors until each vesting date, and become fully vested earlier upon a liquidity event or upon the termination of a director by reason of his or her death or disability. The total number of common shares granted under the RSP may not exceed 5.0% of our outstanding shares on a fully diluted basis at any time (as such number may be adjusted to reflect any increase or decrease in the number of outstanding shares resulting from a stock split, stock dividend, reverse stock split or similar change in our capitalization).

Other restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or service as a director for any reason other than death or disability or, if applicable, the termination of the business management agreement with the Business Manager. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares have the right to vote such shares and may receive distributions prior to the time that the restrictions on the restricted shares have lapsed. As of December 31, 2020, there were 6,457 unvested restricted shares and 683 unvested restricted share units outstanding under the RSP.

Deferred Compensation Plan

Effective November 9, 2016, we adopted the DDCP approved by our board that provides a deferred compensation arrangement to our independent directors and their beneficiaries. Under the DDCP, independent directors may elect to defer the receipt of all or a portion of their cash and stock compensation. Eligible cash compensation that is deferred is credited to a book entry account established for each participant in an amount equal to the amount deferred, and restricted share units are issued under the RSP in lieu of all or a portion of stock compensation otherwise payable in restricted shares. A participant has a fully vested right to his cash deferral amounts, and the deferred share unit awards will vest on the same terms and schedule as the underlying eligible stock compensation would have otherwise been subject if granted in restricted shares. Unless otherwise determined by the board, while restricted share units are unvested, participants will be credited with dividend equivalents equal in value to those declared and paid on shares of Company common stock, on all restricted share units granted to them. These dividend equivalents will be regarded as having been reinvested in restricted share units, and will only be paid to the extent the underlying restricted share units vest. Payment of restricted share units will be made, to the extent vested, in shares of Company common stock, unless otherwise determined by the board. Except as otherwise determined by the board, account balances under the DDCP will not be credited with interest or any other credits, although the Company may permit an account to be credited with earnings with respect to restricted share units.

The DDCP provides our board with the discretion to amend, suspend or terminate the DDCP at any time, provided that any amendment, suspension or termination will not be made if it would substantially impair the rights of any participant under the DDCP.

Compensation Committee Interlocks and Insider Participation

We have no employees and do not compensate our executive officers. See the discussion under “Compensation of Executive Officers” above for additional detail regarding compensation and the discussion under “Certain Relationships and Related Transactions” above for disclosures called for by Item 404 of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned by Certain Beneficial Owners and Management

Based on a review of filings with the SEC, the following table reflects the amount of common stock beneficially owned (unless otherwise indicated) by (1) persons that beneficially own more than 5% of the outstanding shares of our common stock; (2) our directors and each nominee for director; (3) our executive officers; and (4) our directors and executive officers as a group. All information is as of March 17, 2021.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Daniel L. Goodwin, Director and Chairman of the Board(3)	288,812	*
Lee A. Daniels, Lead Independent Director(4)	4,996	*
Stephen L. Davis, Independent Director(5)	4,243	*
Gwen Henry, Independent Director(6)	4,150	*
Bernard J. Michael, Independent Director(7)	3,699	*
Mitchell A. Sabshon, Director, President and Chief Executive Officer(8)	2,654	*
Catherine L. Lynch, Chief Financial Officer(9)	886	*
Roberta S. Matlin, Vice President(10)	503	*
Cathleen M. Hrtanek, Secretary(11)	222	*
All officers and directors as a group (9 persons)	310,165	*
____________

* Less than 1%

(1) The business address of each person listed in the table is c/o Inland Real Estate Income Trust, Inc., 2901 Butterfield Road, Oak Brook, Illinois 60523.

(2) All fractional ownership amounts have been rounded to the nearest whole number.

(3) Mr. Goodwin shares voting and dispositive power with his wife over 5,556 shares. Mr. Goodwin’s beneficial ownership includes 134,788 shares owned by the Goodwin 2012 Descendants Trust, 17,140 shares owned by a 2012 Gift Trust, 34,440 shares owned by another 2012 Gift Trust and 96,889 shares owned by Inland Real Estate Investment Corporation. Mr. Goodwin’s wife, as trustee, has sole voting and investment power over the shares owned by the Goodwin 2012 Descendants Trust. Mr. Goodwin controls the voting and disposition decisions with respect to the shares owned by the two 2012 Gift Trusts and Inland Real Estate Investment Corporation.

(4) Includes 1,102 unvested restricted shares. Does not include 683 restricted share units granted to Mr. Daniels, which will be settled in future periods pursuant to their terms. Each restricted share unit represents the right to receive one share of common stock and an amount equal to the cash value of the dividends that would have been paid to Mr. Daniels if one share of common stock had been issued on the grant date for each restricted share unit granted to Mr. Daniels under the award, but does not confer current dispositive or voting control of any shares of common stock. Mr. Daniels has sole voting and investment power over all of the shares that he beneficially owns.

(5) Includes 1,785 unvested restricted shares. Mr. Davis has sole voting and investment power over all of the shares that he beneficially owns.

(6) Includes 1,785 unvested restricted shares. Ms. Henry shares voting and dispositive power with her husband over all of the shares that they own.

(7) Includes 1,785 unvested restricted shares. Mr. Michael has sole voting and investment power over all of the shares that he beneficially owns.

(8) Mr. Sabshon has sole voting and investment power over all of the shares that he beneficially owns.

(9) Ms. Lynch shares voting and dispositive power with her husband over all of the shares that they own.

(10) Ms. Matlin has sole voting and investment power over all of the shares that she beneficially owns.

(11) Ms. Hrtanek has sole voting and investment power over all of the shares that she beneficially owns.

Securities Authorized for Issuance under the RSP

The following table sets forth information regarding securities authorized for issuance under the RSP as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	1,787,534
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	1,787,534
Item 13.	Certain Relationships and Related Transactions, and Director Independence

Set forth below is a summary of the material transactions between the Company and various affiliates of IREIC, including the Business Manager and Real Estate Manager, during the year ended December 31, 2020. IREIC is an indirect wholly-owned subsidiary of The Inland Group LLC. Please see the biographical information of our directors and executive officers elsewhere in this annual report statement for information regarding their relationships to Inland, including IREIC and The Inland Group LLC.

Business Management Agreement

We have entered into a business management agreement with IREIT Business Manager & Advisor Inc., which serves as the Business Manager with responsibility for overseeing and managing our day-to-day operations. Subject to satisfying the criteria described below, we pay the Business Manager an annual business management fee equal to 0.65% of our “average invested assets,” payable quarterly in an amount equal to 0.1625% of our average invested assets as of the last day of the immediately preceding quarter; provided that the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount to which it is entitled in any particular quarter, and the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or deferred or accrued, without interest, to be paid at a later point in time. For the year ended December 31, 2020, the Business Manager was entitled to a business management fee of approximately $8.9 million, of which approximately $4.5 million remained unpaid as of December 31, 2020.

As used herein, “average invested assets” means, for any period, the average of the aggregate book value of our assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter.

If the business management agreement is terminated, including in connection with the internalization of the functions performed by the Business Manager, the obligation to pay this business management fee will terminate.

Upon a “triggering event,” we will pay the Business Manager a subordinated incentive fee equal to 10% of the amount by which (1) the “liquidity amount” (as defined below) exceeds (2) the “aggregate invested capital,” plus the total distributions required to be paid to our stockholders in order to pay them a 7% per annum cumulative, pre-tax non-compounded return on the aggregate invested capital, all measured as of the triggering event. If we have not satisfied this return threshold at the time of the applicable triggering event, the fee will be paid at the time of any future triggering event, provided that we have satisfied the return requirements. We did not experience a “triggering event,” and thus did not incur a subordinated incentive fee, during the year ended December 31, 2020.

As used herein, a “triggering event” means any sale of assets (excluding the sale of marketable securities) in which the net sales proceeds are specifically identified and distributed to our stockholders, or any liquidity event, such as a listing or any merger, reorganization, business combination, share exchange or acquisition, in which our stockholders receive cash or the securities of another issuer that are listed on a national securities exchange. “Aggregate invested capital” means the aggregate original issue price paid for the shares of our common stock, before reduction for organization and offering expenses, reduced by any distribution of sale or financing proceeds.

For purposes of this subordinated incentive fee, the “liquidity amount” will be calculated as follows:

•

In the case of the sale of our assets, the net sales proceeds realized by us from the sale of assets since inception and distributed to stockholders, in the aggregate, plus the total amount of any other distributions paid by us from inception until the date that the liquidity amount is determined.

•

In the case of a listing or any merger, reorganization, business combination, share exchange, acquisition or other similar transaction in which our stockholders receive cash or the securities of another issuer that are listed on a national securities exchange, as full or partial consideration for their shares, the “market value” of the shares, plus the total distributions paid by us from inception until the date that the liquidity amount is determined. “Market value” means the value determined as follows: (1) in the case of the listing of our shares, or the common stock of our subsidiary, on a national securities exchange, by taking the average closing price over the period of 30 consecutive trading days during which our shares, or the shares of the common stock of our subsidiary, as applicable, are eligible for trading, beginning on the 180th day after the applicable listing, multiplied by the number of our shares, or the shares of the common stock of our subsidiary, as applicable, outstanding on the date of measurement; or (2) in the case of the receipt by our stockholders of securities of another entity that are trading on a national securities exchange prior to, or that become listed concurrent with, the consummation of the liquidity event, as follows: (a) in the case of shares trading before consummation of the liquidity event, the value ascribed to the shares in the transaction giving rise to the liquidity event, multiplied by the number of those securities issued to our stockholders in respect of the transaction; and (b) in the case of shares which become listed concurrent with the closing of the transaction giving rise to the liquidity event, the average closing price over the period of 30 consecutive trading days during which the shares are eligible for trading, beginning on the 180th day after the applicable listing, multiplied by the number of those securities issued to our stockholders in respect of the transaction. In addition, any distribution of cash consideration received by our stockholders in connection with any liquidity event will be added to the market value determined in accordance with clause (1) or (2).

If the business management agreement is terminated pursuant to an internalization in accordance with the transition process set forth in that agreement, the Business Manager, or its successor or designee, will continue to be entitled to receive the subordinated incentive fee, on a prorated basis based on the duration of the Business Manager’s service to us. Specifically, in this case, the Business Manager, or its successor or designee, will be entitled to a fee equal to the product of: (1) the amount of the fee to which the Business Manager otherwise would have been entitled had the agreement not been terminated; and (2) the quotient of the number of days elapsed from the effective date of the agreement through the closing of the internalization, and the number of days elapsed from the effective date of the agreement through the date of the closing of the applicable triggering event.

Real Estate Management Agreement

We have entered into a real estate management agreement with our Real Estate Manager under which our Real Estate Manager and its affiliates manage or oversee each of our real properties. For each property that is managed directly by our Real Estate Manager or its affiliates, we pay the Real Estate Manager a monthly management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other type of property. The Real Estate Manager determines, in its sole discretion, the amount of the management fee payable in connection with a particular property, subject to these limits. For each property that is managed directly by the Real Estate Manager or its affiliates, we pay the Real Estate Manager a separate leasing fee based upon prevailing market rates applicable to the geographic market of that property. If we engage our Real Estate Manager to provide construction management services for a property, we also pay a separate construction management fee based upon prevailing market rates applicable to the geographic market of that property. We also reimburse our Real Estate Manager and its affiliates for property-level expenses that they pay or incur on our behalf, including the salaries, bonuses and benefits of persons performing services for our Real Estate Manager and its affiliates (excluding the executive officers of our Real Estate Manager). For the year ended December 31, 2020, we incurred real estate management fees, construction management fees and leasing fees in an aggregate amount equal to approximately $6.0 million, of which approximately $0.6 million remained unpaid as of December 31, 2020.

Other Fees and Expense Reimbursements

We reimburse the Business Manager, Real Estate Manager and entities affiliated with each of them, such as Inland Real Estate Acquisitions, LLC (“IREA”), Inland Institutional Capital, LLC and their respective affiliates, as well as third parties, for any investment-related expenses they pay in connection with selecting, evaluating or acquiring any investment in real estate assets, regardless of whether we acquire a particular real estate asset, subject to the limits in our charter. Examples of reimbursable expenses include but are not limited to legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party broker or finder’s fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs. We do not reimburse acquisition expenses in connection with an investment in marketable securities, except that we may reimburse expenses incurred on our behalf and payable to a third party, such as third-party brokerage commissions. We did not acquire any properties in 2020 and did not incur any acquisition expenses during the year ended December 31, 2020.

We reimburse IREIC, the Business Manager and their respective affiliates, including the service providers, for any expenses that they pay or incur on our behalf in providing services to us, including all expenses and the costs of salaries and benefits of persons performing services for these entities on our behalf (except for the salaries and benefits of persons who also serve as one of our executive officers or as an executive officer of the Business Manager or its affiliates) and expenses ultimately paid to third parties. Expenses include, but are not limited to: expenses incurred in connection with any sale of assets or any contribution of assets to a joint venture; expenses incurred in connection with any liquidity event; taxes and assessments on income or real property and taxes; premiums and other associated fees for insurance policies including director and officer liability insurance; expenses associated with investor communications including the cost of preparing, printing and mailing annual reports, proxy statements and other reports required by governmental entities; administrative service expenses charged to, or for the benefit of, us by third parties; audit, accounting and legal fees charged to, or for the benefit of, us by third parties; transfer agent and registrar’s fees and charges paid to third parties; and expenses relating to any offices or office facilities maintained solely for our benefit that are separate and distinct from our executive offices. During the year ended December 31, 2020, IREIC, the Business Manager and their respective affiliates incurred on our behalf approximately $1.5 million of these expenses, of which approximately $0.2 million had not been reimbursed by us as of December 31, 2020.

Policies and Procedures with Respect to Related Party Transactions

Our charter generally requires that any transactions between us and IREIC, the Business Manager, the Real Estate Manager, our directors or their affiliates must be approved by a majority of our directors, including a majority of independent directors, not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these directors will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties. Our charter also requires the terms of the business management agreement with the Business Manager, including the compensation that we agree to pay the Business Manager, to be approved by a majority of our directors, including a majority of independent directors, on an annual basis.

In addition, we have adopted a conflicts of interest policy, which prohibits us from engaging in the following types of transactions with IREIC-affiliated entities:

•

purchasing real estate assets from, or selling real estate assets to, any IREIC-affiliated entities (excluding circumstances where an entity affiliated with IREIC, such as IREA, enters into a purchase agreement to acquire a property and then assigns the purchase agreement to us);

•

making loans to, or borrowing money from, any IREIC-affiliated entities (excluding expense advancements under existing agreements and the deposit of monies in any banking institution affiliated with IREIC); and

•	investing in joint ventures with any IREIC-affiliated entities.

This policy does not impact agreements or relationships between us and IREIC and its affiliates, including, for example, agreements with the Business Manager and Real Estate Manager.

Report of the Independent Directors

The Company’s charter provides that we, the independent directors, report to our stockholders (1) on whether we believe that the policies being followed by the Company are in your best interest as stockholders, and the basis for that determination, and (2) on the fairness of certain related-party transactions specified in the charter that occurred in the most recently completed fiscal year.

The board met fifteen times in 2020. Through these meetings and by analyzing the corresponding meeting materials and engaging in discussions with management, we evaluated the Company’s business and policies and determined that the Company’s policies relating to acquisitions, financings and other transactions are in your best interest as stockholders. Each transaction or other action requiring board approval generally must be approved by a majority of the board. Each transaction or action requiring such approval that the Company engaged in during the preceding fiscal year was, in fact, so approved.

In addition, as detailed above under the caption “Certain Relationships and Related Transactions,” during 2020 the Company engaged in certain transactions with, and paid certain fees and reimbursed certain expenses to, its sponsor, Inland Real Estate Investment Corporation, and affiliates of the sponsor, including the Company’s business manager and real estate manager. Generally, these transactions must be, and in 2020 were, approved by a majority of the Company’s disinterested directors, including a majority of its disinterested independent directors, as being fair and reasonable to the Company and on terms and conditions not less favorable to the Company than those available from unaffiliated third parties. Accordingly, we believe each of these transactions was fair to the Company.

Respectively Submitted,

Lee A. Daniels

Stephen L. Davis

Gwen Henry

Bernard J. Michael

Director Independence

Our business is managed under the direction and oversight of our board. The members of our board are Lee A. Daniels, Stephen L. Davis, Daniel L. Goodwin, Gwen Henry, Bernard J. Michael and Mitchell A. Sabshon. As required by our charter, a majority of our directors must be “independent.” As defined by our charter, an “independent director” is a director who is not, and within the last two years has not been, directly or indirectly associated with our sponsor, Inland Real Estate Investment Corporation (“IREIC” or the “Sponsor”), or the Business Manager by virtue of (1) an ownership of an interest in the Sponsor, Business Manager or any of their affiliates, (2) employment by the Sponsor, Business Manager or any of their affiliates, (3) service as an officer or director of the Sponsor, Business Manager or any of their affiliates, (4) performance of services, other than as a director, for the Company, (5) service as a director or trustee of more than three REITs sponsored by the Sponsor or managed by the Business Manager, or (6) a material business or professional relationship with the Sponsor, Business Manager or any of their affiliates. For purposes of this definition, an indirect affiliation includes circumstances in which a director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law have any of the relationships identified in the immediately preceding sentence of this definition with the Company, the Sponsor, the Business Manager or any of their affiliates during the applicable two year period. For purposes of determining whether or not the business or professional relationship is material, the aggregate gross revenue derived by the person from the Company, the Sponsor, the Business Manager and their affiliates will be deemed material per se if it exceeds five percent (5.0%) of the person’s: (i) annual gross revenue, derived from all sources, during either of the prior two years; or (ii) net worth, on a fair market value basis, during the prior two years. The definition of independence from our charter may be found on our website at www.inland-investments.com/inland-income-trust under the “Corporate Governance” tab.

Although our shares are not listed for trading on any national securities exchange, our board has evaluated the independence of our board members according to the director independence standard of the New York Stock Exchange (“NYSE”). The NYSE standards provide that to qualify as an independent director, among other things, the board of directors must affirmatively determine that the director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company).

After reviewing any relevant transactions or relationships between each director, or any of his or her family members, and the Company, our management and our independent registered public accounting firm, and considering each director’s direct and indirect association with IREIC, the Business Manager or any of their affiliates, the board has determined that Messrs. Daniels, Davis and Michael and Ms. Henry qualify as independent directors.

The board considered the relationship between AWH Partners, LLC and Inland Private Capital Corporation (IPC), an affiliate of IREIC, and Mr. Michael’s interest in AWH and its affiliated hotel management company. In December 2019, AWH and its affiliates completed a transaction pursuant to which an affiliate of AWH agreed to manage a DoubleTree Hotel in downtown Nashville, Tennessee, owned by third-party investors and controlled by an affiliate of IPC, and to provide disposition and construction management services in exchange for negotiated fees customary in the industry. An affiliate of AWH also made a minority equity investment in the hotel. Mr. Michael has only an indirect interest in this transaction through his minority ownership of AWH and its affiliated management company and is not expected to participate directly in the management of the hotel or AWH’s investment in it. AWH and IPC had also considered a possible similar arrangement with respect to three secondary market select-service hotels, and AWH may enter into similar hotel transactions with affiliates of IPC in the future. Given the small size of the Nashville transaction relative to the size of AWH, the size of Mr. Michael’s indirect financial interest and lack of a direct management role, and the fact that the nature and size of future transactions between AWH and IPC, if any, are uncertain and unknown, the board concluded that Mr. Michael has no material relationship with IPC or IREIC and continues to be an independent director of the Company.

Item 14.	Principal Accounting Fees and Services

Fees to Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2020 and 2019, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2020 and 2019, respectively (Dollar amounts in thousands).

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit fees(1)	$655	$628
Audit-related fees	—	—
Tax fees(2)	148	124
All other fees	—	—
Total	$803	$752
____________
(1)	Audit fees consist of fees incurred for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q.
(2)	Tax fees are comprised of tax compliance and tax consulting fees incurred and billed during the respective years.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG, and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2020 and 2019, respectively, were consistent with maintaining KPMG’s independence. Accordingly, the audit committee has approved all of the services provided by KPMG. As a matter of policy, the Company will not engage its primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. The Company also follows limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

The audit committee must pre-approve any engagements to render services provided by the Company’s independent registered public accounting firm and the fees charged for these services including an annual review of audit fees, audit-related fees, tax fees and other fees with specific dollar value limits for each category of service. During the year, the audit committee will periodically monitor the levels of fees charged by KPMG and compare these fees to the amounts previously approved. The audit committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chairperson of the audit committee for approval.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	List of documents filed as part of this report:
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are contained herein on pages 78 – 106 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2020 is submitted herewith.

Real Estate and Accumulated Depreciation (Schedule III).

(3)	Exhibits:

The list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.

(b)	Exhibits:

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Financial Statement Schedules:

Refer to Index to Consolidated Financial Statements contained herein on page 75 of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Second Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

3.2

Inland Real Estate Income Trust, Inc. Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 16, 2018 (file number 000-55146))

3.3

Inland Real Estate Income Trust, Inc. Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 16, 2018 (file number 000-55146))

3.4

Second Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 13, 2015 (file number 000-55146))

4.1

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 9, 2015 (file number 000-55146))

4.2

Third Amended and Restated Share Repurchase Program, effective April 10, 2020 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 5, 2020 (file number 000-55146))

4.3

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 18, 2020 (file number 000-55146))

10.1

Amended and Restated Business Management Agreement, dated as of February 11, 2019, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on February 15, 2019 (file number 000-55146))

10.2

Master Real Estate Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and Inland National Real Estate Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.3

Assignment and Assumption of Master Management Agreement, effective January 1, 2016, by and between Inland National Real Estate Services, LLC and Inland Commercial Real Estate Services LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2016 (file number 000-55146))

10.4

Investment Advisory Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc., IREIT Business Manager & Advisor, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.5

License Agreement, by and between The Inland Real Estate Group, Inc. and Inland Real Estate Income Trust, Inc., effective as of August 24, 2011 (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 25, 2012 (file number 333-176775))

10.6

Loan Agreement, dated December 3, 2015, by and between IREIT Pittsburgh Settlers Ridge, L.L.C. and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.7

Promissory Note, dated December 3, 2015, issued by IREIT Pittsburgh Settlers Ridge, L.L.C. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

Exhibit No.	Description

10.8

Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.9

Assignment of Leases, effective December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.10

Guaranty of Recourse Obligations, dated December 3, 2015, by Inland Real Estate Income Trust, Inc. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.11

Unsecured Indemnity Agreement, dated December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. and Inland Real Estate Income Trust, Inc. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.12

Employee and Director Restricted Share Plan of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 17, 2016 (file number 000-55146))

10.13

Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.14

Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.15

Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2018 (file number 000-55146))

10.16

Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2018 (file number 000-55146))

10.17

Inland Real Estate Income Trust, Inc. Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.18

Form of Deferred Compensation Election – Eligible Cash Compensation (incorporated by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.19

Form of Deferred Compensation Election – Eligible Stock Compensation (incorporated by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.20

Amended and Restated Credit Agreement, dated as of August 1, 2018, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and Merrill Lynch Pierce, Fenner & Smith Incorporated, as joint lead arrangers, and other lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 7, 2018 (file number 000-55146))

10.21

Revolving Credit Note, dated August 1, 2018, by Inland Real Estate Income Trust, Inc. for the benefit of KeyBank National Association (Form of Revolving Credit Note) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 7, 2018 (file number 000-55146))

10.22

Term Loan A Note, dated August 1, 2018, by Inland Real Estate Income Trust, Inc. for the benefit of KeyBank National Association (Form of Term Loan A Note) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 7, 2018 (file number 000-55146))

Exhibit No.	Description

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

10.24

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

101

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 18, 2021, is formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	March 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Daniel L. Goodwin	Director and Chairman of the Board	March 18, 2021
Name:	Daniel L. Goodwin

By:	/s/ Mitchell A. Sabshon	Director, President and Chief Executive Officer (principal executive officer)	March 18, 2021
Name:	Mitchell A. Sabshon

By:	/s/ Catherine L. Lynch	Chief Financial Officer and Treasurer	March 18, 2021
Name:	Catherine L. Lynch	(principal financial officer)

By:	/s/ Lee A. Daniels	Director	March 18, 2021
Name:	Lee A. Daniels

By:	/s/ Stephen Davis	Director	March 18, 2021
Name:	Stephen Davis

By:	/s/ Gwen Henry	Director	March 18, 2021
Name:	Gwen Henry

By:	/s/ Bernard J. Michael	Director	March 18, 2021
Name:	Bernard J. Michael

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Real Estate Income Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inland Real Estate Income Trust, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Identification of impairment triggering events for its investment properties held and used

The Company assess the carrying values of its respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As discussed in Note 2 to the consolidated financial statements, recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review its assets for recoverability, the Company considers current market conditions, as well as its intent with respect to the holding or disposing of the asset. Investment properties held and used, net as of December 31, 2020 was $1.047 billion, or 89% of total assets.

We identified the Company’s identification of events or changes in circumstances that indicate the carrying value of investment properties held and used may not be recoverable as a critical audit matter. Subjective and challenging auditor judgment, as well as knowledge and experience in the industry, was required to evaluate the Company’s identification of indicators of potential impairment. In particular, as part of its evaluation of indicators of potential impairment for investment properties held and used, judgments include 1) the likelihood that an asset will be sold before the end of its previously estimated holding period, and 2) changes in market conditions or other factors.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s consideration of certain of the individual properties for potential impairment indicators by:

•Inquiring of Company officials and inspecting meeting minutes of the board of directors to evaluate the likelihood that a property will be sold before the end of its previously estimated useful life.

•Inquiring and obtaining representation from the Company regarding the status and evaluation of any potential disposal of properties. We corroborated that information with others in the organization who are responsible for, and have authority over, disposition activities.

•Examining the Company’s analysis of internal financial information for indications of a decrease in the fair value of the Company’s properties resulting from continued decline in operating performance of the Company’s properties.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Chicago, Illinois

March 18, 2021

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Assets:
Investment properties held and used:
Land	$267,946	$267,946
Building and other improvements	987,181	983,923
Total	1,255,127	1,251,869
Less accumulated depreciation	(207,764)	(170,269)
Net investment properties held and used	1,047,363	1,081,600
Investment properties and related assets held for sale	—	38,752
Cash and cash equivalents	12,906	4,516
Restricted cash	1,079	1,017
Accounts and rent receivable	21,851	17,231
Acquired lease intangible assets, net	71,539	89,352
Operating lease right-of-use asset, net	15,013	15,478
Other assets	6,299	6,613
Total assets	$1,176,050	$1,254,559

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$628,718	$681,327
Accounts payable and accrued expenses	8,977	7,951
Operating lease liability	24,035	23,696
Distributions payable	—	10,841
Acquired intangible liabilities, net	41,658	46,820
Due to related parties	5,348	5,023
Liabilities associated with investment properties held for sale	—	1,716
Other liabilities	23,355	16,666
Total liabilities	732,091	794,040

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,022,368 and 35,799,388 shares issued and outstanding as of December 31, 2020 and 2019, respectively	36	36
Additional paid in capital	810,210	805,722
Accumulated distributions and net loss	(348,719)	(338,331)
Accumulated other comprehensive loss	(17,568)	(6,908)
Total stockholders’ equity	443,959	460,519
Total liabilities and stockholders’ equity	$1,176,050	$1,254,559

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands, except per share amounts)

For the years ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Income:
Rental income	$115,527	$128,654	$128,417
Other property income	162	254	284
Total income	115,689	128,908	128,701

Expenses:
Property operating expenses	19,416	23,083	22,772
Real estate tax expense	14,505	15,869	15,841
General and administrative expenses	5,206	5,040	4,869
Acquisition related costs	—	—	29
Business management fee	8,924	9,342	9,345
Provision for asset impairment	—	4,420	—
Depreciation and amortization	52,834	57,691	57,835
Total expenses	100,885	115,445	110,691

Other Income (Expense):
Interest expense	(25,349)	(28,305)	(27,137)
Gain on sale of investment properties	—	3,279	—
Gain on early termination of interest rate swap agreements	—	—	1,151
Loss on extinguishment of debt	—	—	(411)
Interest and other income	157	143	516
Provision for impairment of investment in and note receivable from unconsolidated entities	—	—	(15,405)
Net loss	$(10,388)	$(11,420)	$(23,276)

Net loss per common share, basic and diluted	$(0.29)	$(0.32)	$(0.65)

Weighted average number of common shares outstanding, basic and diluted	36,021,040	35,748,672	35,589,729

Comprehensive loss:
Net loss	$(10,388)	$(11,420)	$(23,276)
Unrealized (loss) gain on derivatives	(16,497)	(11,513)	291
Reclassification adjustment for amounts included in net loss	5,837	(888)	(551)
Comprehensive loss	$(21,048)	$(23,821)	$(23,536)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollar amounts in thousands)

For the years ended December 31, 2020, 2019 and 2018

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	35,498,444	$35	$798,567	$(212,883)	$5,753	$591,472

Distributions declared ($1.34 per share)	—	—	—	(47,700)	—	(47,700)
Proceeds from distribution reinvestment plan	864,039	1	19,338	—	—	19,339
Shares repurchased	(1,020,223)	(1)	(22,544)	—	—	(22,545)
Unrealized gain on derivatives	—	—	—	—	291	291
Reclassification adjustment for amounts included in net loss	—	—	—	—	(551)	(551)
Equity based compensation	996	—	48	—	—	48
Net loss	—	—	—	(23,276)	—	(23,276)

Balance at December 31, 2018	35,343,256	35	795,409	(283,859)	5,493	517,078

Distributions declared ($1.2072 per share)	—	—	—	(43,162)	—	(43,162)
Proceeds from distribution reinvestment plan	949,012	1	19,641	—	—	19,642
Shares repurchased	(494,435)	—	(9,381)	—	—	(9,381)
Unrealized loss on derivatives	—	—	—	—	(11,513)	(11,513)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(754)	(754)
Cumulative reversal of recognized hedge ineffectiveness (see Note 2)	—	—	—	134	(134)	—
Cumulative-effect adjustment recognized upon adoption of ASC 842 (see Note 2)		—	—	(24)	—	(24)
Equity based compensation	1,555	—	53	—	—	53
Net loss	—	—	—	(11,420)	—	(11,420)

Balance at December 31, 2019	35,799,388	36	805,722	(338,331)	(6,908)	460,519

Distributions declared ($0.226875 per share)	—	—	—	(8,173)	—	(8,173)
Rescission of Q1 2020 distribution (see Note 9)	—	—	—	8,173	—	8,173
Proceeds from distribution reinvestment plan	225,940	—	4,547	—	—	4,547
Shares repurchased	(6,730)	—	(127)	—	—	(127)
Unrealized loss on derivatives	—	—	—	—	(16,497)	(16,497)
Reclassification adjustment for amounts included in net loss	—	—	—	—	5,837	5,837
Equity based compensation	3,770	—	68	—	—	68
Net loss	—	—	—	(10,388)	—	(10,388)

Balance at December 31, 2020	36,022,368	$36	$810,210	$(348,719)	$(17,568)	$443,959

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

For the years ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Cash flows from operating activities:
Net loss	$(10,388)	$(11,420)	$(23,276)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,834	57,691	57,835
Gain on sale of investment properties	—	(3,279)	—
Provision for asset impairment	—	4,420	—
Provision for impairment of investment in and note receivable from unconsolidated entities	—	—	15,405
Amortization of debt issuance costs and mortgage premiums, net	614	604	596
Loss on extinguishment of debt	—	—	411
Amortization of acquired market leases, net	(2,073)	(1,405)	(917)
Amortization of equity based compensation	68	53	48
Reduction in the carrying amount of the right-of-use asset	465	485	—
Straight-line income, net	(1,769)	(1,644)	(1,180)
Adjustment of contingent earnout liability	—	—	(853)
Gain on early termination of interest rate swap agreements	—	—	(1,151)
Other non-cash adjustments	55	36	149
Changes in assets and liabilities:
Accounts payable and accrued expenses	328	(196)	(1,848)
Accounts and rent receivable	(2,158)	(672)	906
Other assets	(1,067)	(1,671)	(1,510)
Due to related parties	339	2,408	(33)
Operating lease liability	339	319	—
Other liabilities	(447)	1,034	469
Net cash flows provided by operating activities	37,140	46,763	45,051

Cash flows from investing activities:
Proceeds from sale of investment properties	37,255	14,872	—
Capital expenditures	(4,021)	(10,012)	(10,087)
Investment in unconsolidated joint ventures	—	—	(2,736)
Other assets and other liabilities	—	—	(5,800)
Net cash flows provided by (used in) investing activities	33,234	4,860	(18,623)

Cash flows from financing activities:
Payment of credit facility	(83,022)	(25,001)	(56,278)
Proceeds from credit facility	31,000	7,500	257,000
Payment of mortgages payable	(928)	(7,660)	(184,947)
Proceeds from the distribution reinvestment plan	4,547	19,642	19,339
Shares repurchased	(2,405)	(12,566)	(19,612)
Distributions paid	(10,841)	(44,245)	(40,313)
Early termination of interest rate swap agreements	—	—	1,192
Payment of deferred investment property acquisition obligation	—	—	(1,050)
Payment of debt issuance costs	(273)	—	(2,363)
Net cash flows used in financing activities	(61,922)	(62,330)	(27,032)

Net increase (decrease) in cash, cash equivalents and restricted cash	8,452	(10,707)	(604)
Cash, cash equivalents and restricted cash, at beginning of the year	5,533	16,240	16,844
Cash, cash equivalents and restricted cash, at end of the year	$13,985	$5,533	$16,240

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollar amounts in thousands)

For the years ended December 31, 2020, 2019 and 2018

Supplemental disclosure of cash flow information:	2020	2019	2018
Cash paid for interest, net of amounts capitalized	$24,651	$27,749	$26,874

Supplemental schedule of non-cash investing and financing activities:

Establishment of operating lease right-of-use asset	$—	$15,963	$—

Establishment of operating lease liability	$—	$23,377	$—

Accrued capital expenditures	$96	$727	$527

Accrued SRP	$—	$2,278	$5,463

Distributions payable	$—	$10,841	$11,924

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

On February 11, 2019, the Company’s board of directors approved a strategic plan (the “Strategic Plan”) with the goals of providing future liquidity to investors and creating long-term stockholder value. The Strategic Plan centers around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, the Company’s management team and board have completed the sale of 12 properties in 2019 and three additional properties in January 2020, as further described in Note 4 – “Dispositions,” with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. The Company is considering moving toward a liquidity event in the future, market conditions permitting, most likely through a listing on a public securities exchange.

In connection with the Strategic Plan, the Company’s share repurchase program (as amended, the “SRP”) was amended and restated, effective March 21, 2019, and the Business Management Agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all future acquisition and disposition fees. On March 3, 2020, the Company’s SRP was amended and restated (the “Third A&R SRP”), which became effective on April 10, 2020, as further described below in Note 3 – “Equity”. The Strategic Plan may evolve or change over time. For example, the Company may decide to focus more on redeveloping existing properties relative to investing in new grocery-anchored centers, depending on such factors, including, but not limited to, market prices for its properties, availability of capital for redevelopment and construction costs. There is no assurance, particularly in light of the COVID-19 pandemic, that the Company will be able to successfully implement the Strategic Plan, including making strategic sales or purchases of properties or listing the Company’s common stock, within the timeframe the Company expected or at all. We expect that no liquidity event will occur before the adverse effects of the COVID-19 pandemic on the economy and the retail commercial real estate market subside.

On March 5, 2021, as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on the same date, the Company announced that the Company’s board of directors unanimously approved: (i) an estimated per share net asset value (the “Estimated Per Share NAV”) as of December 31, 2020; (ii) the same per share purchase price for shares issued under the Company’s distribution reinvestment plan (as amended, the “DRP”) beginning with the first  distribution payment to stockholders upon resumption of distributions and the DRP until the Company announces a new Estimated Per Share NAV, and (iii) that, in accordance with the SRP, beginning with repurchases when the Company resumes the SRP and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases and “exceptional repurchases” will be repurchased at 80% of the Estimated Per Share NAV.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

At December 31, 2020, the Company owned 44 retail properties, totaling 6,469,300 square feet.  The properties are located in 21 states.  At December 31, 2020, the portfolio had a weighted average physical occupancy of 92.8% and economic occupancy of 93.3%.

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

Significant Risks and Uncertainties related to COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties is the potential further adverse effect of the current pandemic of the novel coronavirus, or COVID-19. A number of our tenants had temporarily closed their stores and requested rent deferral or rent abatement during this pandemic. Many experts acknowledge that the outbreak has already triggered a period of global economic slowdown or a global recession.

The COVID-19 pandemic has already had a material impact on the Company’s operations (See Note 14 – “Leases”) and could continue to have material and adverse effects on our financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:

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

December 31, 2020

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

Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase price unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The Company’s policy is to record earnout components when estimable and probable. At December 31, 2020, there is no earnout liability outstanding.

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

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

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

During the year ended December 31, 2020, the Company did not record any impairment charge. During the year ended December 31, 2019, the Company recorded an impairment charge of $4,420 which is included in provision for asset impairment on the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2018, the Company recorded an impairment charge of $9,865 related to its investment in Mainstreet Texas Development Fund, LLC, a joint venture formed to develop three transitional care/rapid recovery centers (“Mainstreet JV”). The Company determined that, as of December 31, 2018, collection of its note receivable from Mainstreet JV is improbable and therefore, recorded an impairment charge of $5,540 to reduce the note receivable balance to zero. Both impairment charges related to Mainstreet JV are included in provision for impairment of investment in and note receivable from unconsolidated entities on the consolidated statement of operations and comprehensive loss.

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

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	December 31,
	2020	2019
Cash and cash equivalents	$12,906	$4,516
Restricted cash	1,079	1,017
Total cash, cash equivalents, and restricted cash	$13,985	$5,533

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

Depreciation expense was $37,495, $39,304 and $38,040 for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization of leasing fees were $615, $546, and $360 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

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

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

As a lessor, the Company defers the recognition of contingent rental income, such as percentage rent, until the specified target that triggered the contingent rental income is achieved.

Equity-Based Compensation

The Company has restricted shares and units outstanding at December 31, 2020 and 2019. The Company recognizes expense related to the fair value of equity-based compensation awards as general and administrative expense on the consolidated statements of operations and comprehensive loss. The Company primarily recognizes expense based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period and adjusts expense for forfeitures as they occur. See Note 8 – "Equity-Based Compensation" for further information.

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

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

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

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015.  The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering.  On March 5, 2021, the Company’s board of directors determined an estimated per share NAV of the Company’s common stock as of December 31, 2020. The previously estimated per share NAV of the Company’s common stock as of December 31, 2019 was established on March 3, 2020.

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

Distributions reinvested through the DRP were $4,547, $19,642 and $19,339 for the years ended December 31, 2020, 2019 and 2018, respectively. The DRP was suspended during 2020 as discussed in Note 1 – “Organization.”

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

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

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

The Third A&R SRP provides the Company’s board of directors with the discretion to reduce the funding limit for share repurchases.    The Third A&R SRP limits the dollar amount for any repurchases made by the Company each calendar quarter to an amount equal to a percentage determined in the sole discretion of the board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter. As the Company’s board of directors has suspended the SRP, there is no current effective limit based on % of the net proceeds from the DRP. See Note 1 – “Organization” for further discussion on the suspension of the SRP. The Company continues to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for any stock splits or other combinations.

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

Repurchases through the SRP were $127, $9,381 and $22,545 for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2019, the liability related to the SRP was $2,278 recorded in other liabilities on the Company’s consolidated balance sheets. There was no liability related to the SRP at December 31, 2020 due to the suspension of the SRP. See Note 1 – “Organization” for further discussion on the suspension of the SRP.

NOTE 4 – DISPOSITIONS

In connection with the Strategic Plan, the Company completed the sale of 12 properties during 2019, generating cash proceeds of $14,872. The Company recognized a gain of $3,279, reflected in gain on sale of investment properties on the consolidated statement of operations and comprehensive loss.

The Company also had three additional properties that met the criteria to be classified as held for sale on the consolidated balance sheet at December 31, 2019. The criteria was met for these properties because, amongst other criteria, the Company had collected non-refundable earnest money from the seller. For these properties, an impairment charge of $4,420, reflected in provision for asset impairment on the consolidated statement of operations and comprehensive loss during the year ended December 31, 2019. The Company completed the sale of the three properties in January 2020, generating proceeds of $37,255 net of selling costs.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Intangible assets:
Acquired in-place lease value	$156,918	$160,214
Acquired above market lease value	45,742	45,783
Accumulated amortization	(131,121)	(113,308)
Less: Assets related to investment properties held for sale	—	(3,337)
Acquired lease intangibles, net	$71,539	$89,352
Intangible liabilities:
Acquired below market lease value	$70,260	$71,153
Accumulated amortization	(28,602)	(23,590)
Less: Liabilities related to investment properties held for sale	—	(743)
Acquired below market lease intangibles, net	$41,658	$46,820

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

Amortization pertaining to acquired in-place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

Amortization recorded as amortization expense:	2020	2019	2018
Acquired in-place lease value	$14,724	$17,841	$19,410
Amortization recorded as a reduction to property operating expense:
Above market ground lease	$—	$—	$94
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(3,089)	$(3,502)	$(3,891)
Acquired below market leases	5,162	4,907	4,714
Net rental income increase	$2,073	$1,405	$823

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2020 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2021	$10,228	$2,939	$3,587
2022	7,599	2,649	3,366
2023	6,397	2,463	3,108
2024	5,412	2,296	2,933
2025	3,620	2,030	2,741
Thereafter	14,455	11,451	25,923
Total	$47,711	$23,828	$41,658

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of December 31, 2020 and 2019, the Company had the following mortgages and credit facility payable:

	December 31, 2020		December 31, 2019
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$163,738	4.25%	$163,986	4.25%
Variable rate mortgages payable with swap agreements	251,595	3.33%	252,244	3.33%
Variable rate mortgages payable	684	1.75%	684	3.29%
Mortgages payable	$416,017	3.69%	$416,914	3.69%
Credit facility payable	215,000	3.89%	267,022	3.92%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$631,017	3.76%	$683,936	3.78%
Add: Unamortized mortgage premiums	419		1,051
Less: Unamortized debt issuance costs	(2,718)		(3,660)
Total debt	$628,718		$681,327

The Company’s indebtedness bore interest at a weighted average interest rate of 3.76% per annum at December 31, 2020, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs.  The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $631,017 and $683,936 as of December 31, 2020 and 2019, respectively, and its estimated fair value was $625,751 and $689,790 as of December 31, 2020 and 2019, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

As of December 31, 2020, scheduled principal payments and maturities on the Company’s debt were as follows:

	December 31, 2020
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2021	$1,531	$82,750	$—	$84,281
2022	615	101,546	65,000	167,161
2023	326	91,230	150,000	241,556
2024	341	—	—	341
2025	295	92,656	—	92,951
Thereafter	—	44,727	—	44,727
Total	$3,108	$412,909	$215,000	$631,017

Credit Facility Payable

The Company’s credit facility (the “Credit Facility”) consisting of a $200,000 revolving credit facility (the “Revolving Credit Facility”) and a $150,000 term loan (the “Term Loan”) has an accordion feature that allows for an increase in available borrowings up to $700,000, subject to certain conditions.

At December 31, 2020, the Company had $65,000 outstanding under the Revolving Credit Facility and $150,000 outstanding under the Term Loan.  At December 31, 2020 the interest rate on the Revolving Credit Facility and the Term Loan was 2.15% and 4.65%, respectively. The Revolving Credit Facility matures on August 1, 2022, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions.  The Term Loan matures on August 1, 2023. As of December 31, 2020 the Company had $135,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base.  Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility. At December 31, 2020, there were 25 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. On September 29, 2020, the Company entered into a first amendment to the Company’s Amended and Restated Credit Agreement dated as of August 1, 2018 with KeyBank National Association individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and Merrill Lynch Pierce, Fenner & Smith Incorporated (now BofA Securities, Inc.) as joint lead arrangers, and other lenders from time to time parties to the agreement. This amendment provides a waiver of the minimum tangible net worth requirement for three consecutive quarters beginning with the quarter ended September 30, 2020. In exchange, our leverage ratio may be increased only to 62.5% (formerly 65%) for two consecutive fiscal quarters two times prior to the facility termination date, the Company is restricted, during this waiver period, from making any share repurchases or distributions without lender approval, a LIBOR floor of 25 basis points will remain in effect for the remainder of the term, and the Company paid a set fee to the arranging bank and all the participating lenders. As of December 31, 2020, the Company is in compliance with all financial covenants related to the Credit Facility as amended.

Gain on early termination of interest rate swap agreements

During the year ended December 31, 2018, the Company recorded a net gain of $1,151 of which $1,192 was received in cash, related to the early termination of certain interest rate swap agreements that had corresponding early mortgage pay-offs.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

Loss on extinguishment of debt

During the year ended December 31, 2018, the Company realized a loss on extinguishment of debt on the consolidated statement of operations and comprehensive loss of $411 due to the write-off of the unamortized balance of debt issuance costs associated with ten loans that were repaid prior to maturity.

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2020, the Company was current on all of its payments and except for two mortgage loans with covenant violations which only required cash maintenance accounts be established for their two mortgaged properties, all other mortgage loans were in compliance with their financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of December 31, 2020, the weighted average years to maturity for the Company’s mortgages payable was 2.7 years.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap. See Note 15 – "Fair Value Measurements" for further information.

The following table summarizes the Company’s interest rate swap contracts outstanding as of December 31, 2020.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at December 31, 2020
Liabilities
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	$6,114	$(135)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	48,751	(984)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	$13,700	$(415)
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	(399)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	$26,000	$(2,495)
January 25, 2016	February 1, 2016	February 1, 2021	1.40%	38,000	(41)
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	$43,680	$(1,385)
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	(1,399)
June 5, 2017	May 31, 2017	May 15, 2022	1.90%	$14,700	$(357)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	60,000	(3,982)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	$25,000	$(1,659)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(1,662)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	$40,000	$(2,655)
				$401,595	$(17,568)

(a)	Receive floating rate index based upon one month LIBOR. At December 31, 2020, the one-month LIBOR was 0.14%.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

On January 1, 2019, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities which eliminated the requirement to separately measure and report hedge ineffectiveness. For derivative instruments that are designated and qualify as a cash flow hedge, the entire change in fair value of the hedging instrument included in the assessment of hedge effectiveness should be recorded in other comprehensive income (OCI). When the amounts recorded in OCI are reclassified to earnings, they should be presented in the same income statement line item as the effect of the hedged item. The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	2020	2019	2018
Effective portion of derivatives	$(16,497)	$(11,513)	$291
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$5,837	$(888)	$(551)
Ineffective portion of derivatives	$—	$—	$(176)

The total amount of interest expense presented on the consolidated statements of comprehensive loss was $25,349, $28,305 and $27,137 for the years ended December 31, 2020, 2019 and 2018, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive loss is reported in interest expense on the consolidated statements of comprehensive loss.   The amount that is expected to be reclassified from accumulated other comprehensive loss into income in the next 12 months is $7,314.

NOTE 8 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. On June 16, 2020, the Company issued 4,408 restricted shares to our independent directors pursuant to the automatic grant provisions of the RSP, which become vested in equal installments of 33-1/3% on each of the first three anniversaries of June 16, 2020, subject to certain exceptions. In accordance with the RSP, restricted shares were issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares and restricted share units are included in common stock outstanding on the date of the vesting. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $68, $53 and $48 in the aggregate, for the year ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the Company had $67 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.5 years. The total fair value at the vesting date for restricted shares and restricted share units that vested during the years ended December 31, 2020, 2019 and 2018 was $48, $43 and $30, respectively.

A summary of the Company’s restricted share and restricted share unit activity during the years ended December 31, 2020, 2019 and 2018 is as follows:

	Restricted Shares	Restricted Share Units
Outstanding at December 31, 2017	2,543	904
Granted (at grant date fair value of $22.35 per share)	1,677	650
Vested	(996)	(353)
Outstanding at December 31, 2018	3,224	1,201
Granted (at grant date fair value of $20.12 per share)	2,237	849
Vested	(1,555)	(570)
Outstanding at December 31, 2019	3,906	1,480
Granted (at grant date fair value of $18.15 per share)	4,408	—
Vested	(1,857)	(797)
Outstanding at December 31, 2020	6,457	683

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

NOTE 9 – INCOME TAX AND DISTRIBUTIONS

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, for federal income tax purposes. In order to maintain the Company’s status as a REIT, the Company must annually distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to its stockholders. For the years ended December 31, 2020, 2019 and 2018, the Company’s REIT taxable (loss) income was $(11,950) (unaudited), $988 (unaudited) and $9,073 (unaudited), respectively.

The Company had no uncertain tax positions as of December 31, 2020 or 2019. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2020. The Company had no interest or penalties relating to income taxes recognized on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020, 2019 or 2018. As of December 31, 2020, returns for the calendar years 2017, 2018, 2019 and 2020 remain subject to examination by U.S. and various state and local tax jurisdictions.

During the year ended December 31, 2018, the Company recorded a $15,405 impairment for the Mainstreet JV recorded on its consolidated statement of operations and comprehensive loss. The Company’s investment in Mainstreet JV was held through a taxable REIT subsidiary. Based on an effective tax rate of 28.51%, which is calculated by combining a 21% Federal tax rate and an IL tax rate of 7.51% (9.5% state rate net of the Federal benefit), the deferred tax benefit related to the impairment was approximately $4,400. Since the taxable REIT subsidiary did not conduct any activities outside the investment in Mainstreet JV, management concluded it was not more likely than not that the taxable REIT subsidiary would be able to utilize these losses in future tax periods and recorded a full valuation allowance of $4,400 during the year ended December 31, 2018. The Mainstreet JV was liquidated for income tax purposes in 2019, resulting in a $1,560 reduction in the deferred tax asset and valuation allowance. Since the taxable REIT subsidiary has no other activity, a valuation allowance has been maintained on the remaining $2,840 deferred tax asset. No income tax expense or benefit was recorded during the years ended December 31, 2020, 2019 or 2018. The taxable REIT subsidiary has $9,931 of capital loss carryforwards that expire in 2024.

CARES Act and CAA

On March 27, 2020 and December 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the Consolidated Appropriations Act, 2021 (CAA). Among other provisions, the CARES Act and the CAA provide relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, and the acceleration of available refunds for minimum tax credit carryforwards. The CARES Act and the CAA did not have a material effect on the Company’s consolidated financial statements.

Distributions

In 2020, due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, during the second quarter the Company’s board of directors rescinded the first quarter distribution and suspended distributions until further notice. In 2019, the Company paid quarterly distributions in an amount equal to $0.3018 per share, which represented an annualized rate of 6% based on the previously estimated per share NAV as of December 31, 2018, payable in arrears the following quarter. In 2018, the Company paid quarterly distributions in an amount equal to $0.335 per share, which represented an annualized rate of 6% based on the previously estimated per share NAV as of December 31, 2017, payable in arrears the following quarter.

The table below presents the distributions paid, declared and rescinded for the years ended December 31, 2020, 2019 and 2018.

	December 31,
	2020	2019	2018
Distributions paid	$10,841	$44,245	$40,313
Distributions declared	$8,173	$43,162	$47,700
Distributions rescinded	$(8,173)	$—	$—

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

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

The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2020, 2019 and 2018:

	2020	2019	2018
Ordinary income	$—	$—	$0.26
Capital gain	$—	$0.03	$0.04
Nontaxable return of capital	$0.30	$1.21	$1.04

NOTE 10 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss for the years ended December 31, 2020, 2019 and 2018, 4,287 shares, 2,902 shares and 2,625 shares, respectively, were excluded from the computations of diluted EPS, because they would have been antidilutive.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation (“Earnout liability”). At December 31, 2020, 2019 and 2018, there is no earnout liability outstanding.

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

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment, retail real estate, as defined by U.S. GAAP for the years ended December 31, 2020, 2019 and 2018.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the years ended December 31, 2020, 2019 and 2018.  Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Year ended December 31,			Unpaid amounts as of
		2020	2019	2018	December 31, 2020	December 31, 2019
General and administrative reimbursements	(a)	$1,505	$1,324	$1,526	$237	$188

Acquisition related costs		$—	$—	$8	$—	$—
Acquisition fees		—	—	28	—	—
Total acquisition costs and fees	(b)	$—	$—	$36	$—	$—

Real estate management fees		$4,168	$4,841	$4,907	$387	$—
Property operating expenses		1,585	1,395	1,424	178	—
Construction management fees		44	186	220	4	23
Leasing fees		238	296	251	77	143
Total real estate management related costs	(c)	$6,035	$6,718	$6,802	$646	$166

Business management fees	(d)	$8,924	$9,342	$9,345	$4,465	$4,675

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

(b)

Prior to February 11, 2019, the Company was required to pay the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired.  The business management agreement was amended and restated to, among other things, remove the obligation to pay acquisition fees and disposition fees payable to the Business Manager by the Company with respect to transactions occurring on or after February 11, 2019. The Business Manager and its related parties continue to be reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets.  There were no related party acquisition costs or fees incurred during the years ended December 31, 2020 and 2019. Of the $36 related party acquisition costs and fees incurred during the year ended December 31, 2018, $12 are capitalized as the acquisition of net investment properties on the consolidated balance sheet. Unpaid amounts are included in due to related parties on the consolidated balance sheets.

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

December 31, 2020

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

NOTE 14 –LEASES

The Company is lessor on approximately 700 retail operating leases. The remaining lease terms for the Company’s leases range from less than one year to 17 years. The Company considers the date on which it makes a leased space available to a lessee as the commencement date of the lease. At commencement, the Company determines the lease classification utilizing the classification tests under ASC 842. Options to extend a lease are included in the lease term when it is reasonably certain that the tenant will exercise its option to extend. Termination penalties are included in income when there is a termination agreement, all the conditions of the agreement have been met and amounts due are considered collectible. Such termination fees are recognized on a straight-line basis over the remaining lease term in rental income. If an operating lease is modified and the modification is not accounted for as a separate contract, the Company accounts for the modification as if it were a termination of the existing lease and the creation of a new lease.  The Company considers any prepaid or accrued rentals relating to the original lease as part of the lease payments for the modified lease. The Company includes options to modify the original lease term when it is reasonably certain that the tenant will exercise its option to extend.

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

Rental income related to the Company's operating leases is comprised of the following for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Rental income - fixed payments	$90,808	$101,689
Rental income - variable payments (a)	22,646	25,560
Amortization of acquired market leases, net	2,073	1,405
Rental income	$115,527	$128,654

(a)	Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

The future base rent payments to be received under operating leases including ground leases as of December 31, 2020 for the years indicated, assuming no expiring leases are renewed, are as follows:

Lease Payments
2021	$85,428
2022	76,357
2023	65,873
2024	53,354
2025	37,150
Thereafter	121,638
Total	$439,800

Lease Expense

The Company is the lessee under one ground lease.  The ground lease, which commenced on July 1, 2007, was assumed as part of a property purchased in October 2015 and extends through June 30, 2037 with six 5-year renewal options which the Company assumes will be exercised. When the Company acquired the lease, the Company considered the lease terms and lease classification. As reassessment is not required under practical expedients accorded in ASC 842, the Company will continue to account for the ground lease as an operating lease with an established lease term and payment schedule. At January 1, 2019, the Company recorded a lease liability of $23,377 and a ROU asset of $15,963 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 6.225% which the Company considers reasonable and within the range of the Company’s incremental borrowing rate. For the years ended December 31, 2020, 2019 and 2018, total rent expense was $1,944, $1,944 and $1,891, respectively, recorded in property operating expenses on the consolidated statements of operations and comprehensive loss.

Lease payments for the ground lease as of December 31, 2020 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2021	$1,140
2022	1,202
2023	1,264
2024	1,264
2025	1,264
Thereafter	85,848
Total	$91,982

The Company is closely monitoring the impact of the COVID-19 pandemic on the collectability of lease payments. As of December 31, 2020, the Company’s accounts and rent receivable, net balance is $21,851, which is net of an allowance for bad debts of $4,638 and includes $4,457 of deferred rent receivable related to COVID-19 agreements negotiated with tenants. Such agreements generally allow tenants to defer the payment of a portion of rent with no substantive changes to the consideration in the original lease. Consistent with the guidance in the Lease Modification Q&A issued by the FASB, such deferrals affect the timing, but not the amount, of the lease payments. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivable as tenant payments accrue and continues to recognize rental income.

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

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2020
Interest rate swap agreements - Other assets	$—	$—	$—	$—
Interest rate swap agreements - Other liabilities	$—	$17,568	$—	$17,568
December 31, 2019
Interest rate swap agreements - Other assets	$—	$715	$—	$715
Interest rate swap agreements - Other liabilities	$—	$7,622	$—	$7,622

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

During the year ended December 31, 2018, the Company incurred no impairment charges for investment properties or any other non-recurring fair value measurements. For discussion of full impairment reserve recorded for the Company’s investment in the Mainstreet JV and the related notes receivable, please refer to Note 5 – “Investment In and Notes Receivable from Unconsolidated Entities”.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

(Dollar amounts in thousands, except per share amounts)

NOTE 16 – QUARTERLY SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

The following represents the results of operations, for each quarterly period, during 2020 and 2019.

	2020
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$31,027	$27,672	$26,229	$30,761
Net loss	$(1,263)	$(3,191)	$(4,313)	$(1,621)
Net loss per common share, basic and diluted (1)	$(0.04)	$(0.09)	$(0.12)	$(0.04)
Weighted average number of common shares outstanding, basic and diluted (1)	36,022,368	36,022,221	36,020,150	36,019,393

	2019
	Dec 31	Sept 30	Jun 30	Mar 31
Total income	$32,813	$32,039	$31,581	$32,475
Net loss	$(2,959)	$(2,832)	$(2,676)	$(2,953)
Net loss per common share, basic and diluted (1)	$(0.08)	$(0.08)	$(0.07)	$(0.08)
Weighted average number of common shares outstanding, basic and diluted (1)	35,914,799	35,805,323	35,686,902	35,583,398

(1)	Quarterly net loss per common share amounts may not total the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

NOTE 17 – SUBSEQUENT EVENTS

Repayment of mortgages using proceeds from line of credit

On February 1, 2021, the Company drew $38,000 on the Revolving Credit Facility and used the proceeds to repay the maturing mortgage for the Marketplace at El Paseo. On March 1, 2021, the Company repaid the maturing mortgage for Prattville Town Center for $15,930 using a combination of proceeds from a draw on the Revolving Credit Facility and available cash.

Announcement of the Company’s Estimated Per Share NAV

On March 5, 2021, the  Company announced that the Company’s board of directors unanimously approved: (i) an Estimated Per Share NAV as of December 31, 2020; (ii) the same per share purchase price for shares issued under the DRP beginning with the first distribution payment to stockholders upon resumption of distributions and the DRP until the Company announces a new Estimated Per Share NAV, and (iii) that, in accordance with the Third A&R SRP, beginning with repurchases when the Company resumes the SRP and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases and Exceptional Repurchases will be repurchased at 80% of the Estimated Per Share NAV.

INLAND REAL ESTATE INCOME TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2020

(Dollar amounts in thousands)

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encum- brance	Land	Buildings and Improve- ments	Cost Capita-lized Subse- quent to Acquisi- tions (C)	Land(D)	Buildings and Improve- ments (D)	Total (D)	Accumu- lated Deprecia- tion (E)	Date Con- structed	Date Acquired	Depre-ciable Lives
Blossom Valley Plaza	$—	$9,515	$11,142	$645	$9,515	$11,787	$21,302	$(2,378)	1988	2015	15-30
Turlock, CA
Branson Hills Plaza	—	3,787	6,039	174	3,787	6,213	10,000	(1,417)	2005	2014	15-30
Branson, MO
Coastal North Town Center	43,680	13,725	49,673	(1,212)	13,725	48,461	62,186	(8,292)	2014	2016	15-30
Myrtle Beach, SC
Coastal North Town Center - Phase II	—	365	3,034	—	365	3,034	3,399	(381)	2016	2017	15-30
Myrtle Beach, SC
Dixie Valley	6,798	2,807	9,053	1,211	2,807	10,264	13,071	(2,413)	1988	2014	15-30
Louisville, KY
Dogwood Festival	—	4,500	41,865	3,724	4,500	45,589	50,089	(10,822)	2002	2014	5-30
Flowood, MO
Eastside Junction	5,917	2,411	8,393	53	2,411	8,446	10,857	(1,889)	2008	2015	15-30
Athens, AL
Fairgrounds Crossing	13,453	6,069	22,637	1,092	6,069	23,729	29,798	(4,885)	2008	2015	15-30
Hot Springs, AR
Fox Point Plaza	—	3,518	12,681	1,577	3,518	14,258	17,776	(3,273)	2008	2014	15-30
Neenah, WI
Frisco Marketplace	—	6,618	3,315	—	6,618	3,315	9,933	(876)	2002	2015	15-30
Frisco, TX
Green Tree Shopping Center	13,100	7,218	17,846	824	7,218	18,670	25,888	(3,819)	1997	2015	5-30
Katy, TX
Harris Plaza	—	6,500	19,403	2,218	6,500	21,621	28,121	(5,554)	2001-2008	2014	15-30
Layton, UT
Harvest Square	6,370	2,186	9,330	186	2,186	9,516	11,702	(2,276)	2008	2014	15-30
Harvest, AL
Heritage Square	4,460	2,028	5,538	364	2,028	5,902	7,930	(1,383)	2010	2014	15-30
Conyers, AL
Kroger - Copps Grocery Store (D)	—	1,440	11,799	—	1,440	11,799	13,239	(2,607)	2012	2014	15-30
Stevens Point, WI
Kroger - Pick n Save Center	—	3,150	14,283	2,627	3,150	16,910	20,060	(3,662)	2011	2014	15-30
West Bend, WI
Lakeside Crossing	—	1,460	16,999	432	1,460	17,431	18,891	(4,206)	2013	2014	15-30
Lynchburg, VA
Landing at Ocean Isle Beach	—	3,053	7,081	105	3,053	7,186	10,239	(1,819)	2009	2014	15-30
Ocean Isle, NC
Mansfield Pointe	—	5,350	20,002	796	5,350	20,798	26,148	(5,171)	2008	2014	15-30
Mansfield, TX
Marketplace at El Paseo	38,000	16,390	46,971	(639)	16,390	46,332	62,722	(8,746)	2014	2015	15-30
Fresno, CA
Marketplace at Tech Center	47,550	10,684	68,580	(73)	10,684	68,507	79,191	(12,115)	2015	2015	15-30
Newport News, VA
MidTowne Shopping Center	—	8,810	29,699	706	8,810	30,405	39,215	(7,657)	2005/2008	2014	5-30
Little Rock, AR
Milford Marketplace	18,727	—	35,867	939	—	36,806	36,806	(6,947)	2007	2015	15-30
Milford, CT
Newington Fair	—	7,833	8,329	562	7,833	8,891	16,724	(3,248)	1994/2009	2012	15-30
Newington, CT
North Hills Square	—	4,800	5,493	651	4,800	6,144	10,944	(1,456)	1997	2014	15-30
Coral Springs, FL
Oquirrh Mountain Marketplace	—	4,254	14,467	177	4,254	14,644	18,898	(2,666)	2014-2015	2015	15-30
Jordan, UT
Oquirrh Mountain Marketplace Phase II	—	1,403	3,727	(48)	1,403	3,679	5,082	(627)	2014-2015	2016	15-30
Jordan, UT
Park Avenue Shopping Center	—	5,500	16,365	3,130	5,500	19,495	24,995	(4,737)	2012	2014	15-30
Little Rock, AR
Pentucket Shopping Center	14,700	5,993	11,251	257	5,993	11,508	17,501	(1,781)	1986	2017	15-30

Plaistow, NH
Plaza at Prairie Ridge	—	618	2,305	—	618	2,305	2,923	(481)	2008	2015	15-30
Pleasant Prairie, WI
Prattville Town Center	15,930	5,336	27,672	194	5,336	27,866	33,202	(5,925)	2007	2015	15-30
Prattville, AL
Regal Court	26,000	5,873	41,181	1,937	5,873	43,118	48,991	(9,118)	2008	2015	5-30
Shreveport, LA
Settlers Ridge	76,533	25,961	98,157	589	25,961	98,746	124,707	(19,499)	2011	2015	15-30
Pittsburgh, PA
Shoppes at Lake Park	—	2,285	8,527	62	2,285	8,589	10,874	(1,842)	2008	2015	15-30
West Valley City. UT
Shoppes at Market Pointe	13,700	12,499	8,388	895	12,499	9,283	21,782	(2,615)	2006-2007	2015	15-30
Papillion, NE
Shoppes at Prairie Ridge	—	7,521	22,468	486	7,521	22,954	30,475	(5,048)	2009	2014	15-30
Pleasant Prairie, WI
The Shoppes at Branson Hills	—	4,418	37,229	1,331	4,418	38,560	42,978	(8,319)	2005	2014	15-30
Branson, MO
Shops at Hawk Ridge	—	1,329	10,341	285	1,329	10,626	11,955	(2,319)	2009	2015	5-30
St. Louis, MO
Village at Burlington Creek	17,698	10,789	19,385	1,457	10,789	20,842	31,631	(4,180)	2007 & 2015	2015	5-30
Kansas City, MO
Walgreens Plaza	4,650	2,624	9,683	410	2,624	10,093	12,717	(2,231)	2011	2015	15-30
Jacksonville, NC
Wedgewood Commons	—	2,220	26,577	674	2,220	27,251	29,471	(6,643)	2009-2013	2013	5-30
Olive Branch, MS
White City	48,751	18,961	70,423	1,958	18,961	72,381	91,342	(14,906)	2013	2015	15-30
Shrewsbury, MA
Wilson Marketplace	—	11,155	27,498	1,020	11,155	28,518	39,673	(4,118)	2007	2017	15-30
Wilson, NC
Yorkville Marketplace	—	4,990	13,928	781	4,990	14,709	19,699	(3,417)	2002 & 2007	2015	15-30
Yorkville, IL
Total:	$416,017	$267,946	$954,624	$32,557	$267,946	$987,181	$1,255,127	$(207,764)

Notes:

(A)	The initial cost to the Company represents the original purchase price of the property.
(B)	The aggregate cost of real estate owned at December 31, 2020 for federal income tax purposes was $1,388,620.
(C)	As applicable, some amounts include write-offs
(D)	Reconciliation of real estate owned:

	2020	2019	2018
Balance at January 1,	$1,251,869	$1,298,836	$1,288,917
Acquisitions	—	—	—
Improvements, net of master lease	3,258	9,706	9,919
Impairment of investment property	—	(4,222)	—
Real estate sold	—	(13,053)	—
Property held for sale	—	(39,398)	—
Balance at December 31,	$1,255,127	$1,251,869	$1,298,836

(E)	Reconciliation of accumulated depreciation:

Balance at January 1,	$170,269	$139,134	$101,094
Depreciation expense	37,495	39,304	38,040
Impairment of investment property	—	—	—
Real estate sold	—	(2,804)	—
Property held for sale	—	(5,365)	—
Balance at December 31,	$207,764	$170,269	$139,134