Form 10-Q
period 2021-03-31
Inland Real Estate Income Trust, Inc.
filed 2021-05-11
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

Yes  ☐    No  ☒

As of May 10, 2021, there were 36,022,368 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Assets:
Investment properties held and used:
Land	$267,946	$267,946
Building and other improvements	988,411	987,181
Total	1,256,357	1,255,127
Less accumulated depreciation	(217,268)	(207,764)
Net investment properties held and used	1,039,089	1,047,363
Cash and cash equivalents	11,586	12,906
Restricted cash	2,080	1,079
Accounts and rent receivable, net	20,001	21,851
Acquired lease intangible assets, net	68,048	71,539
Operating lease right-of-use asset, net	14,900	15,013
Other assets	5,740	6,299
Total assets	$1,161,444	$1,176,050

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$618,533	$628,718
Accounts payable and accrued expenses	8,155	8,977
Operating lease liability	24,123	24,035
Acquired intangible liabilities, net	40,750	41,658
Due to related parties	3,093	5,348
Other liabilities	21,116	23,355
Total liabilities	715,770	732,091

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,022,368 and 36,022,368 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	36	36
Additional paid in capital	810,228	810,210
Accumulated distributions and net loss	(350,047)	(348,719)
Accumulated other comprehensive loss	(14,543)	(17,568)
Total stockholders’ equity	445,674	443,959
Total liabilities and stockholders’ equity	$1,161,444	$1,176,050

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Income:
Rental income	$30,000	$30,700
Other property income	48	61
Total income	30,048	30,761

Expenses:
Property operating expenses	5,719	5,497
Real estate tax expense	3,670	3,638
General and administrative expenses	1,313	1,240
Business management fee	2,234	2,229
Depreciation and amortization	12,455	13,304
Total expenses	25,391	25,908

Other Income (Expense):
Interest expense	(6,042)	(6,498)
Interest and other income	57	24
Net loss	$(1,328)	$(1,621)

Net loss per common share, basic and diluted	$(0.04)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	36,022,368	36,019,393

Comprehensive income (loss):
Net loss	$(1,328)	$(1,621)
Unrealized gain (loss) on derivatives	1,161	(14,552)
Reclassification adjustment for amounts included in net loss	1,864	403
Comprehensive income (loss)	$1,697	$(15,770)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended March 31, 2021
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	36,022,368	$36	$810,210	$(348,719)	$(17,568)	$443,959

Shares repurchased	—	—	—	—	—	-
Unrealized gain on derivatives	—	—	—	—	1,161	1,161
Reclassification adjustment for amounts included in net loss	—	—	—	—	1,864	1,864
Equity-based compensation	—	—	18	—	—	18
Net loss	—	—	—	(1,328)	—	(1,328)
Balance at March 31, 2021	36,022,368	$36	$810,228	$(350,047)	$(14,543)	$445,674

For the three months ended March 31, 2020
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	35,799,388	$36	$805,722	$(338,331)	$(6,908)	$460,519

Distributions declared ($0.226875 per share)	—	—	—	(8,173)	—	(8,173)
Proceeds from distribution reinvestment plan	225,940	—	4,547	—	—	4,547
Shares repurchased	(4,987)	—	(102)	—	—	(102)
Unrealized loss on derivatives	—	—	—	—	(14,552)	(14,552)
Reclassification adjustment for amounts included in net loss	—	—	—	—	403	403
Equity-based compensation	—	—	15	—	—	15
Net loss	—	—	—	(1,621)	—	(1,621)
Balance at March 31, 2020	36,020,341	$36	$810,182	$(348,125)	$(21,057)	$441,036

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,328)	$(1,621)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,455	13,304
Amortization of debt issuance costs and mortgage premiums, net	128	145
Amortization of acquired market leases, net	(170)	(595)
Amortization of equity-based compensation	18	15
Reduction in the carrying amount of the right-of-use-asset	113	118
Straight-line income, net	(180)	(139)
Other non-cash adjustments	24	16
Changes in assets and liabilities:
Accounts payable and accrued expenses	(706)	(550)
Accounts and rent receivable	2,030	1,538
Due to related parties	(2,255)	(186)
Operating lease liability	88	83
Other liabilities	179	(2,417)
Other assets	220	(156)
Net cash flows provided by operating activities	10,616	9,555

Cash flows from investing activities:
Capital expenditures	(622)	(1,118)
Proceeds from sale of investment properties	—	37,255
Net cash flows (used in) provided by investing activities	(622)	36,137

Cash flows from financing activities:
Payment of credit facility	(8,097)	(43,022)
Proceeds from credit facility	52,097	7,000
Payment of mortgages payable	(54,313)	(56)
Proceeds from the distribution reinvestment plan	—	4,547
Shares repurchased	—	(2,380)
Distributions paid	—	(10,841)
Net cash flows used in financing activities	(10,313)	(44,752)

Net (decrease) increase in cash, cash equivalents and restricted cash	(319)	940
Cash, cash equivalents and restricted cash, at beginning of the period	13,985	5,533
Cash, cash equivalents and restricted cash, at end of period	$13,666	$6,473

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:

Cash paid for interest	$5,766	$6,373

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$608	$294

Distributions payable	$—	$8,173

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited, dollar amounts in thousands, except per share amounts)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2020, which are included in the Company’s 2020 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report.

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

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, the Company’s board of directors suspended distributions and the Company’s DRP and SRP until further notice. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020. Any unfulfilled repurchase requests will automatically roll over for processing under the terms and conditions of the SRP when the Company restarts the plan, unless a stockholder withdraws the request for repurchase.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited, dollar amounts in thousands, except per share amounts)

At March 31, 2021, the Company owned 44 retail properties, totaling 6,469,300 square feet. The properties are located in 21 states. At March 31, 2021, the portfolio had a weighted average physical occupancy of 91.9% and economic occupancy of 92.4%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 18, 2021, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2021, except as noted below.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited, dollar amounts in thousands, except per share amounts)

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of the effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	March 31,
	2021	2020
Cash and cash equivalents	$11,586	$5,401
Restricted cash	2,080	1,072
Total cash, cash equivalents, and restricted cash	$13,666	$6,473

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. As of March 31, 2021, there were 36,022,368 shares of common stock outstanding including 5,574,215 shares issued through the DRP, net of 3,092,634 shares repurchased through the SRP.

On March 5, 2021, the Company’s board of directors determined the Estimated Per Share NAV as of December 31, 2020. The previously Estimated Per Share NAV as of December 31, 2019 was established on March 3, 2020.

The Company provides the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited, dollar amounts in thousands, except per share amounts)

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

Distributions reinvested through the DRP were $4,547 for the three months ended March 31, 2020. There were no distributions reinvested through the DRP during the three months ended March 31, 2021 due to the suspension of the DRP discussed in Note 1 – “Organization.”

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

The Third A&R SRP provides the Company’s board of directors with the discretion to set the funding limit for share repurchases. The Third A&R SRP limits the dollar amount for any repurchases made by the Company each calendar quarter to an amount equal to a percentage determined in the sole discretion of the board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter. As the Company’s board of directors has not authorized distributions since December 2019, and there have been no distributions to reinvest through the DRP, there has been no net proceeds from the DRP available to fund the repurchase of shares by the Company through the SRP. See Note 1 – “Organization” for further discussion on the suspension of the SRP. The Company continues to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for any stock splits or other combinations.

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

Repurchases through the SRP were zero and $102 for the three months ended March 31, 2021 and 2020, respectively. There was no liability related to the SRP at March 31, 2021 due to the suspension of the SRP. See Note 1 – “Organization” for further discussion on the suspension of the SRP.

NOTE 4 – DISPOSITIONS

In connection with the Strategic Plan, the Company sold three properties in January 2020. The Company collected proceeds of $37,255 net of selling costs upon completion of the three sales.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 5 – LEASES

The Company is lessor to approximately 700 retail operating leases. The remaining lease terms for the Company’s leases range from less than one year to 16 years. The Company considers the date on which it makes a leased space available to a lessee as the commencement date of the lease. At commencement, the Company determines the lease classification utilizing the classification tests under ASC 842. Options to extend a lease are included in the lease term when it is reasonably certain that the tenant will exercise its option to extend. Termination penalties are included in income when there is a termination agreement, all the conditions of the agreement have been met and amounts due are considered collectible. Such termination fees are recognized on a straight-line basis over the remaining lease term in rental income. If an operating lease is modified and the modification is not accounted for as a separate contract, the Company accounts for the modification as if it were a termination of the existing lease and the creation of a new lease. The Company considers any prepaid or accrued rentals relating to the original lease as part of the lease payments for the modified lease.

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

Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and comprehensive income (loss). Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses. As of January 1, 2019, the date on which the Company adopted the new leasing standard, reimbursements for common area maintenance are considered non-lease components that are permitted to be combined with rental income. The combined lease component and reimbursements for insurance and taxes are reported as rental income on the consolidated statements of operations and comprehensive income (loss).

Rental income related to the Company's operating leases is comprised of the following:

	Three Months Ended March 31,
	2021	2020
Rental income - fixed payments	$23,889	$24,030
Rental income - variable payments (a)	5,941	6,075
Amortization of acquired market leases, net	170	595
Rental income	$30,000	$30,700

(a)	Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The Company is closely monitoring the impact of the COVID-19 pandemic on the collectability of lease obligations. As of March 31, 2021, the Company’s accounts and rent receivable, net balance is $20,001, which is net of an allowance for bad debts of $3,082 and includes $3,299 of deferred rent receivable related to COVID-19 agreements negotiated with tenants. Such agreements generally allow tenants to defer the payment of a portion of rent with no substantive changes to the consideration in the original lease. Consistent with the guidance in the Lease Modification Q&A issued by the FASB, such deferrals affect the timing, but not the amount, of the lease obligations. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivable as tenant obligations accrue and continues to recognize rental income.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Intangible assets:
Acquired in-place lease value	$156,918	$156,918
Acquired above market lease value	45,742	45,742
Accumulated amortization	(134,612)	(131,121)
Acquired lease intangibles, net	$68,048	$71,539
Intangible liabilities:
Acquired below market lease value	$70,260	$70,260
Accumulated amortization	(29,510)	(28,602)
Acquired below market lease intangibles, net	$40,750	$41,658

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

	Three Months Ended March 31,
	2021	2020
Amortization recorded as amortization expense:
Acquired in-place lease value	$2,752	$3,728
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(738)	$(783)
Acquired below market leases	908	1,378
Net rental income increase	$170	$595

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2021 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2021 (remainder of year)	$7,475	$2,201	$2,680
2022	7,600	2,649	3,366
2023	6,397	2,463	3,108
2024	5,412	2,296	2,932
2025	3,620	2,030	2,741
Thereafter	14,455	11,450	25,923
Total	$44,959	$23,089	$40,750

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of March 31, 2021 and December 31, 2020, the Company had the following mortgages and credit facility payable:

	March 31, 2021		December 31, 2020
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$147,675	4.11%	$163,738	4.25%
Variable rate mortgages payable with swap agreements	213,345	3.40%	251,595	3.33%
Variable rate mortgages payable without swap agreements	684	1.72%	684	1.75%
Mortgages payable	$361,704	3.69%	$416,017	3.69%
Credit facility payable	259,000	3.60%	215,000	3.89%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$620,704	3.65%	$631,017	3.76%
Add: Unamortized mortgage premiums	215		419
Less: Unamortized debt issuance costs	(2,386)		(2,718)
Total debt	$618,533		$628,718

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $620,704 and $631,017 as of March 31, 2021 and December 31, 2020, respectively, and its estimated fair value was $614,112 and $625,751 as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, scheduled principal payments and maturities on the Company’s debt were as follows:

	March 31, 2021
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2021 (remainder of the year)	$1,167	$28,810	$—	$29,977
2022	615	101,537	109,000	211,152
2023	326	91,230	150,000	241,556
2024	341	—	—	341
2025	295	92,656	—	92,951
Thereafter	—	44,727	—	44,727
Total	$2,744	$358,960	$259,000	$620,704

Credit Facility Payable

The Company’s credit facility (the “Credit Facility”) consisting of a $200,000 revolving credit facility (the “Revolving Credit Facility”) and a $150,000 term loan (the “Term Loan”) has an accordion feature that allows for an increase in available borrowings up to $700,000, subject to certain conditions.

At March 31, 2021, the Company had $109,000 outstanding under the Revolving Credit Facility and $150,000 outstanding under the Term Loan. At March 31, 2021 the interest rate on the Revolving Credit Facility and the Term Loan was 2.15% and 4.65%, respectively. The Revolving Credit Facility matures on August 1, 2022, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions. The Term Loan matures on August 1, 2023. As of March 31, 2021, the Company had a maximum amount of $91,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants which could further limit the amount available, of the Amended and Restated Credit Agreement that governs the Credit Facility.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited, dollar amounts in thousands, except per share amounts)

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility. At March 31, 2021, there were 27 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. On September 29, 2020, the Company entered into a first amendment to the Company’s Amended and Restated Credit Agreement dated as of August 1, 2018 with KeyBank National Association individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and Merrill Lynch Pierce, Fenner & Smith Incorporated (now BofA Securities, Inc.) as joint lead arrangers, and other lenders from time to time parties to the agreement. This amendment provides a waiver of the minimum tangible net worth requirement for three consecutive quarters beginning with the quarter ended September 30, 2020. In exchange, our leverage ratio may be increased only to 62.5% (formerly 65%) for two consecutive fiscal quarters two times prior to the facility termination date, the Company is restricted, during this waiver period, from making any share repurchases or distributions without lender approval, a LIBOR floor of 25 basis points will remain in effect for the remainder of the term, and the Company paid a set fee to the arranging bank and all the participating lenders. As of March 31, 2021, the Company is in compliance with all financial covenants related to the Credit Facility as amended.

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2021, the Company was current on all of the payments and except for two mortgage loans with covenant violations which only required cash maintenance accounts be established for their two mortgaged properties, all other mortgage loans were in compliance with their financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of March 31, 2021, the weighted average years to maturity for the Company’s mortgages payable was 2.8 years. For mortgage loans maturing in the next twelve months, the Company intends to either refinance such mortgage loans or repay such mortgage loans with cash on hand or use proceeds available under the Revolving Credit Facility.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited, dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s interest rate swap contracts outstanding as of March 31, 2021.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at March 31, 2021
Liabilities
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(106)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	48,501	(787)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(351)
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	(338)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(1,743)
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	(1,152)
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	(1,143)
June 5, 2017	May 31, 2017	May 15, 2022	1.90%	14,700	(292)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	60,000	(3,451)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(1,438)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(1,441)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	40,000	(2,301)
				$363,345	$(14,543)

(a)   Receive floating rate index based upon one-month LIBOR. At March 31, 2021, the one-month LIBOR was 0.11%.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2021	2020
Effective portion of derivatives	$1,161	$(14,552)
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$1,864	$403

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $6,042 and $6,498, for the three months ended March 31, 2021 and 2020, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive income (loss) is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income (loss) into income in the next twelve months is $7,216.

NOTE 8 – DISTRIBUTIONS

In 2020, due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, during the second quarter the Company’s board of directors rescinded the distribution that was declared in the first quarter of 2020 and suspended distributions until further notice.

The table below presents the distributions paid and declared during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Distributions paid (1)	$—	$10,841
Distributions declared (2)	$—	$8,173

(1)	The distribution paid in 2020 was authorized in the fourth quarter of 2019 and paid during the first quarter of 2020 to stockholders of record as of December 31, 2019.
(2)	The distribution declared during the first quarter of 2020 was rescinded during the second quarter.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss in the three months ended March 31, 2021 and 2020, 3,914 shares and 4,124 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 11 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units are issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares are included in common stock outstanding on the date of vesting. Restricted share units are included in common stock outstanding on the date they are transferred to the non-employee director or their beneficiary. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $18 and $15, in the aggregate, for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company had $50 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.4 years. No restricted shares or restricted shares units vested during the three months ended March 31, 2021 and 2020.

A summary table of the status of the restricted shares and restricted share units is presented below:

	Restricted Shares	Restricted Share Units
Outstanding at December 31, 2020	6,457	683
Granted	—	—
Vested	—	—
Outstanding at March 31, 2021	6,457	683

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, retail real estate, for the three months ended March 31, 2021 and 2020.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited, dollar amounts in thousands, except per share amounts)

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2021 and 2020. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended March 31,		Unpaid amounts as of
		2021	2020	March 31, 2021	December 31, 2020
General and administrative reimbursements	(a)	$309	$329	$235	$237

Real estate management fees		$1,236	$1,085	$464	$387
Property operating expenses		350	343	91	178
Construction management fees		—	4	4	4
Leasing fees		61	83	65	77
Total real estate management related costs	(b)	$1,647	$1,515	$624	$646

Business management fees	(c)	$2,234	$2,229	$2,234	$4,465

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

March 31, 2021

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2021
Interest rate swap agreements - Other assets	$—	$—	$—	$—
Interest rate swap agreements - Other liabilities	$—	$14,543	$—	$14,543
December 31, 2020
Interest rate swap agreements - Other assets	$—	$—	$—	$—
Interest rate swap agreements - Other liabilities	$—	$17,568	$—	$17,568

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

NOTE 15 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to March 31, 2021 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Repayment of Mortgages

On April 30, 2021, the Company used cash on hand to repay indebtedness secured by separate mortgages on the Walgreens Plaza and Heritage Square properties with outstanding principal balances of $4,650 and $4,460, respectively.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 18, 2021, some of which are summarized below:

•

We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, including negative impacts on our tenants and their respective businesses, and we have agreed to defer a significant amount of rent owed to us, which tenants will be obligated to pay over time in addition to their regular rent but which they may not be able or willing to pay, particularly those whose results of operations or future prospects have been materially adversely affected by the COVID-19 pandemic or become so affected;

•

Market disruptions resulting from the economic effects of the COVID-19 pandemic have adversely impacted many aspects of our operating results and financial condition, and ongoing or future disruptions from the pandemic or otherwise may again adversely impact our results and financial condition, including our ability to service our debt obligations, borrow additional monies or pay distributions;

•	We have incurred net losses on a U.S. generally accepted accounting principles (“U.S. GAAP”) basis for the three months ended March 31, 2021 and 2020 and for the year ended December 31, 2020;
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

•

The use of the internet by consumers to shop is expected to continue to expand, and this expansion has likely been accelerated by the effects of the COVID-19 pandemic, which would result in a further downturn in the business of our current tenants in their “brick and mortar” locations and could affect their ability to pay rent and the way they lease retail center space; and

•

We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in credit markets of the United States from time to time, including disruptions and dislocations caused by the ongoing COVID-19 pandemic.

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

The following discussion and analysis relates to the three months ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

We routinely post important information about us and our business, including financial and other information for investors, on our website. We encourage investors to visit our website at inland-investments.com/inland-income-trust from time to time, as information is updated and new information is posted.

Overview

We are primarily focused on owning retail properties and have targeted a portfolio of 100% grocery-anchored properties as described below. We have invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets if management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

On March 5, 2021, our board of directors determined an estimated per share net asset value of our common stock of $18.08 as of December 31, 2020. At March 31, 2021, we had total assets of $1.2 billion on our balance sheet and owned 44 properties located in 21 states containing 6.5 million square feet. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. As of March 31, 2021, 86% of our annualized base rental income was generated from grocery-anchored or grocery shadow-anchored shopping centers. A grocery shadow-anchored shopping center is a shopping center which we own that is located near a grocery store that we do not own but that generates traffic for our shopping center. The portfolio properties have staggered lease maturity dates. Grocery tenants accounted for 15.5% of our annualized base rent as of March 31, 2021 (“ABR”).

COVID-19 Pandemic

We are closely monitoring the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our business and locations, including how it is impacting our tenants and vendors. In the first quarter of 2021, we recognized bad debt recoveries of $1.1 million, based on favorable trends in collections from our tenants impacted by the pandemic. See Note 5 – “Leases” for additional information. We are unable to predict with certainty the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties.

In addition, we cannot predict the entire impact that COVID-19 will have on our tenants and other business partners, such as vendors and service providers; however, any material further effect on these parties would continue to adversely impact us.

As of May 10, 2021, many tenants continue to operate in a reduced capacity. The chart below shows (1) cash rent payments received as a percentage of the tenant’s rental obligations before deferrals agreed upon following the onset of the pandemic, and (2) cash rents received in each month, in each case beginning with March 2020, which is the month the World Health Organization declared the outbreak of COVID-19 a pandemic, through the most recent month for which meaningful data was available. Since September 2020, the Company has not granted a material amount of new deferrals, and collections of amounts due since that time have been at levels consistent with collections before the onset of the pandemic.

Cash rent payments collected as a percentage of rent that would have been owed before deferrals negotiated since the onset of the COVID-19 pandemic, applying cash received to the amounts before deferrals that would have been outstanding for the longest period of time

			Cash rent payments received during the month (without applying the cash to any particular amount due) (in millions of $'s)
	As of March 15, 2021	As of May 5, 2021	As of May 5, 2021
March 2020	95%	95%	$8.4
April 2020	86%	92%	$5.7
May 2020	80%	90%	$6.8
June 2020	80%	87%	$8.5
July 2020	90%	92%	$10.0
August 2020	93%	93%	$9.6
September 2020	98%	98%	$8.5
October 2020	99%	99%	$10.2
November 2020	97%	98%	$10.8
December 2020	96%	97%	$10.0
January 2021	96%	98%	$8.9
February 2021(1)	91%	97%	$11.3
March 2021(1)	N/A	98%	$12.2
April 2021	N/A	95%	$10.0
(1)

Cash collections in February and March 2021 are larger than earlier months in part because of the payment by tenants of real estate tax reconciliations that tenants typically have one to three months to pay at the beginning of the year and which were paid primarily during these two months.

Payment plans mostly in the form of rent deferrals have been agreed upon since the onset of the pandemic on March 11, 2020, with respect to leases comprising 8.9% of ABR. Deferred amounts represented $5.9 million in total rent, or approximately 6.5% of ABR, and modifications and rent abatements represented $2.2 million in total rent, or 2.4% of ABR, in each case at the time they were granted. Deferrals and abatements agreed upon with anchor tenants represented $4.7 million in rent, versus $3.4 million agreed upon with junior box and small-shop tenants. As of March 31, 2021 and December 31, 2020, the deferred rent receivable related to COVID-19 agreements negotiated with tenants was $3.3 million and $4.5 million, respectively. We have sent some tenants notices of default, including to one of our ten largest tenants by ABR, which has since resumed paying rent and with which we have settled with respect to unpaid amounts we believed we were owed, recognizing only an immaterial write-off for the unpaid amount we did not receive. March and April collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

We are closely monitoring the impact of the COVID-19 pandemic on the collectability of lease payments. The full impact of the COVID-19 pandemic on our future rental revenue cannot, however, be determined at present. The deferral periods for tenants averaged four months, and almost all deferral periods have ended. While some payments from tenants of deferred amounts began during the fourth quarter of 2020, the vast majority will be due throughout 2021. If tenants cannot or will not pay these deferred amounts of rent in addition to their normal rent due, they may request additional deferrals, breach their lease agreements with us, cease doing business, file for bankruptcy or some combination of the foregoing, any of which may have adverse effects on our operating results or financial position. Although vaccinations have begun, the situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business.

Of our bad debt reserve as of March 31, 2021 and December 31, 2020, we estimated that 28% and 56%, respectively, was from tenants significantly affected by the pandemic, especially apparel and restaurant tenants, and several of the apparel tenants had filed for bankruptcy. Tenants representing 11 locations and $2.2 million ABR (2.4% of total ABR) were receiving bankruptcy protection during the fourth quarter 2020. These bankruptcies had no material impact on our results of operations, and as of March 31, 2021, we have no tenants in bankruptcy.

Despite our best efforts, to the extent that the effects of the pandemic continue for a prolonged period of time or become more severe, the effects of the pandemic, including governmental restrictions imposed to combat the pandemic, would be likely to result in additional tenant requests for deferrals or other lease modifications, failures to pay rent, bad debt expense or vacancies in the future. Conversely, if the ongoing vaccination effort is successful in allowing for retail business to operate at increased or pre-pandemic levels, or an affordable effective treatment for COVID-19 is developed, pent-up demand may follow for products and services such as those provided by restaurants, health, wellness and personal care service providers and apparel and accessory retailers.

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

Company Update – Strategic Plan

On February 11, 2019, our board of directors approved a strategic plan with the goal of providing a future liquidity to investors and creating long-term stockholder value. The strategic plan has centered around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team continually evaluates possibilities for the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. Of the Company’s 682 leased spaces, there are 109 non-grocery big box (anchor spaces of at least 10,000 square feet) and five vacant big box spaces in the portfolio as of April 30, 2021. We plan to move toward a liquidity event in the future, market conditions permitting, most likely through a listing on a public securities exchange. As part of the strategic plan, we preliminarily identified a select number of properties we would consider selling and marketed them. As further described in Note 4 – “Dispositions”, we have completed the sale of three of the selected properties in the first quarter of 2020. We are not actively marketing any properties as of the date of this quarterly report on Form 10-Q. The strategic plan may evolve or change over time. For example, we may decide to focus more on redeveloping existing properties relative to investing in new grocery-anchored centers, depending on such factors, including, but not limited to, market prices for our properties, availability of capital for redevelopment and construction costs. There is no assurance we will be able to successfully implement the strategic plan, including making strategic sales or purchases of properties or listing our common stock, and we believe that no liquidity event or strategic sales will occur before the adverse effects of the COVID-19 pandemic on the economy and the retail commercial real estate market subside.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of March 31, 2021
Number of properties	44
Purchase price	$1,346,514
Total square footage	6,469,300
Weighted average physical occupancy	91.9%
Weighted average economic occupancy	92.4%
Weighted average remaining lease term (years)	4.8

The table below presents information for each of our investment properties as of March 31, 2021.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	159,258	96.1%	96.1%	—	—
Park Avenue (a)	Little Rock, AR	79,131	66.7%	89.9%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	97.5%	97.5%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	95.0%	95.0%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	100.0%	100.0%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	82.9%	82.9%	—	—
Dogwood Festival (a)	Flowood, MS	187,610	80.7%	80.7%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	98.4%	98.4%	—	—
Harris Plaza (a)	Layton, UT	125,965	61.6%	61.6%	—	—
Dixie Valley	Louisville, KY	119,981	92.5%	92.5%	6,798	3.43%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	94.9%	94.9%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	97.2%	97.2%	—	—
Harvest Square	Harvest, AL	70,590	92.1%	92.1%	6,339	4.65%
Heritage Square	Conyers, GA	22,510	95.8%	95.8%	4,460	5.10%
The Shoppes at Branson Hills (a)	Branson, MO	256,329	86.6%	86.6%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	86.1%	86.1%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	86.7%	86.7%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	98.3%	98.3%	13,100	3.24%
Eastside Junction	Athens, AL	79,675	85.7%	85.7%	5,889	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.5%	98.5%	13,453	5.21%
Prattville Town Center (a)	Prattville, AL	168,842	100.0%	100.0%	—	—
Regal Court	Shreveport, LA	363,061	96.2%	96.2%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	79.0%	79.0%	4,650	5.30%
Frisco Marketplace (a)	Frisco, TX	112,024	89.7%	93.6%	—	—
White City	Shrewsbury, MA	256,974	93.9%	93.9%	48,501	3.24%
Yorkville Marketplace (a)	Yorkville, IL	111,591	93.6%	93.6%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.2%	98.2%	13,700	3.30%
Marketplace at El Paseo (a)	Fresno, CA	224,683	92.6%	93.4%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	76.4%	76.4%	17,625	4.25%
Milford Marketplace	Milford, CT	111,720	79.8%	79.8%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,763	91.7%	91.7%	76,532	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	97.8%	97.8%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	88.7%	88.7%	—	—
Marketplace at Tech Center	Newport News, VA	210,501	72.9%	77.9%	47,550	3.15%
Coastal North Town Center	Myrtle Beach, SC	303,307	95.3%	95.3%	43,680	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	98.1%	98.1%	—	—
Pentucket Shopping Center	Plaistow, NH	198,469	98.0%	98.0%	14,700	3.65%
Coastal North Town Center - Phase II	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
Portfolio total		6,469,300	91.9%	92.4%	$361,704	3.69%

(a)	Property is included in the pool of unencumbered properties under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of March 31, 2021.

Tenant Name	Number of Leases	Annualized Base Rent (a)	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	4	$3,374	3.7%	$13.52	249,493	3.9%
The TJX Companies, Inc.	12	3,072	3.4%	9.97	308,253	4.8%
Ross Dress for Less, Inc.	10	2,673	3.0%	10.20	262,080	4.0%
Albertsons/Jewel/Shaw's	2	2,304	2.5%	18.02	127,892	2.0%
Ulta Salon, Cosmetics & Fragrance Inc.	9	2,178	2.4%	23.00	94,658	1.5%
PetSmart	7	2,032	2.2%	14.67	138,578	2.1%
Dicks Sporting Goods, Inc.	4	2,012	2.2%	11.13	180,766	2.8%
LA Fitness (Fitness International)	2	1,966	2.2%	21.94	89,600	1.4%
Kohl's Department Stores	4	1,888	2.1%	5.68	332,461	5.1%
Giant Eagle	1	1,805	2.0%	13.96	129,340	2.0%
Top ten tenants	55	$23,304	25.7%	$12.18	1,913,121	29.6%

(a)

We have entered into rent deferral agreements with the tenants above that have generally been heavily impacted by the effects of the COVID-19 pandemic, which is a majority of the top ten tenants. To the extent we have agreed with a tenant to defer rent due in the base year to a later period, that deferred rent is still reflected in the annualized base rent amount above.

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at March 31, 2021.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,295,596	21.7%	11.2%
Grocery	1,084,647	18.1%	15.5%
Home Goods	952,502	15.9%	9.1%
Lifestyle, Health Clubs, Books & Phones	735,294	12.3%	16.4%
Restaurant	516,776	8.6%	16.7%
Apparel & Accessories	384,179	6.4%	8.9%
Pet Supplies	245,245	4.1%	4.3%
Consumer Services, Salons, Cleaners, Banks	243,312	4.1%	7.4%
Sporting Goods	206,270	3.5%	2.9%
Health, Doctors & Health Foods	168,504	2.8%	5.3%
Other	147,307	2.5%	2.3%
Total	5,979,632	100.0%	100.0%

The following table sets forth a summary, as of March 31, 2021, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	52%	5.6
Junior Box	5,000-9,999	14%	4.8
Small Shop	Less than 5,000	34%	3.5
Total		100%	4.8

Lease Expirations

The following table sets forth a summary, as of March 31, 2021, of lease expirations scheduled to occur during the remainder of 2021 and each of the calendar years from 2022 to 2030 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to March 31, 2021. Annualized base rent represents the rent in-place of the applicable property at March 31, 2021. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $81,575 or $17.59 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2021 (including month-to-month)	72	225,378	3.8%	$4,386	4.8%	$19.46
2022	96	585,673	9.8%	10,536	11.6%	17.99
2023	111	943,397	15.8%	12,860	14.2%	13.63
2024	109	785,061	13.1%	14,723	16.3%	18.75
2025	121	830,098	13.9%	15,115	16.7%	18.21
2026	61	447,181	7.5%	7,050	7.8%	15.77
2027	29	393,969	6.6%	5,250	5.8%	13.33
2028	31	599,878	10.0%	6,268	6.9%	10.45
2029	13	171,691	2.9%	2,471	2.7%	14.39
2030	14	135,038	2.3%	2,126	2.4%	15.74
Thereafter	25	862,268	14.4%	9,754	10.8%	11.31
Leased Total	682	5,979,632	100.0%	$90,539	100.0%	$15.14

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on mortgage loans and Credit Facility	•	Cash receipts from our tenants
•	Property operating expenses	•	Sale of shares through the DRP (when distributions are paid and reinvested)
•	General and administrative expenses	•	Proceeds from new or refinanced mortgage loans
•	Distributions to stockholders (none paid since January 2020)	•	Borrowing on our Credit Facility
•	Fees payable to our Business Manager and Real Estate Manager	•	Proceeds from sales of real estate
•	Repurchases of shares under the SRP (only if there are DRP proceeds)	•	Proceeds from sales of securities (if any) other than through the DRP
•	Acquisitions of real estate directly or through joint ventures
•	Capital expenditures, tenant improvements and leasing commissions

At March 31, 2021, we had $109 million outstanding under the Revolving Credit Facility and $150 million outstanding under the Term Loan. At March 31, 2021 the interest rate on the Revolving Credit Facility and the Term Loan was 2.15% and 4.65%, respectively. The Revolving Credit Facility matures on August 1, 2022, and we have the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions. The Term Loan matures on August 1, 2023. As of March 31, 2021, we had $91 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, and assuming compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility. Although $91 million is the maximum available, covenant limitations, particularly the leverage ratio, affect what we can actually draw, and we expect to have substantially less than $91 million actually available to draw or otherwise undertake as additional debt in the second quarter of 2021, and we will likely have less than $91 million actually available to draw or undertake as additional debt through 2021, depending on the future effects of the pandemic on our tenants, among other things. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. Our leverage ratio generally cannot exceed 60%, provided however that two times during the term of our Revolving Credit Facility our leverage ratio may be 62.5% for two consecutive quarters. Our leverage ratio was 55.2% as of March 31, 2021, as defined in the Revolving Credit Facility agreement.

During January 2020, we completed the sale of three properties generating net proceeds of $37.3 million. We are not currently actively marketing any properties and do not expect any strategic sales to occur until the effects of the COVID-19 pandemic on retail commercial real estate have subsided.

As of March 31, 2021, we had total debt outstanding of $620.7 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.65% per annum. As of March 31, 2021, the weighted average years to maturity for our debt was 2.4 years. As of March 31, 2021 and December 31, 2020, our borrowings were 46% and 47%, respectively, of the purchase price of our investment properties. At March 31, 2021 our cash and cash equivalents balance was $11.6 million.

In the next twelve months, we have five mortgage loans maturing with an aggregate principal balance of $35.7 million, which we have the intent to refinance or repay by drawing on the line of credit. For information related to our debt maturities reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our March 31, 2021 Notes to Consolidated Financial Statements in Item 1.

To preserve cash for the payment of operating and other expenses, such as debt payments, our board of directors has suspended distributions. Our board of directors has also suspended our DRP and SRP until further notice. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020. Any unfulfilled repurchase requests will automatically roll over for processing under the terms and conditions of the SRP when we restart our plan, unless a stockholder withdraws the request for repurchase. We have also delayed making non-essential capital improvements and other non-essential capital expenditures at our properties since the onset of the pandemic, where possible, to reduce expenses and preserve cash and expect to continue to delay non-essential capital expenditures until they become essential or until the adverse effects of the COVID-19 pandemic on our tenants subside or there is better clarity on our tenants’ ability and willingness to pay rent and meet other lease obligations and, ultimately, the performance of our shopping centers. As we have seen rent collections increasing during 2021, we have been gradually returning to capital expenditures at our properties, and we do not expect the delay in making these capital expenditures to have any material effect on our tenants or our ability to lease space. In the first quarter of 2021, we spent $496 less (44% less) on capital expenditures than we did in the first quarter of 2020. Because we intend to gradually increase capital expenditures as rent collections increase, we do not anticipate a material effect on our liquidity from returning to pre-pandemic levels of capital expenditures, assuming the businesses of our tenants negatively affected by the COVID-19 pandemic continue to improve or they otherwise pay their rent.

On September 29, 2020, we entered into a first amendment to the Company’s Amended and Restated Credit Agreement dated as of August 1, 2018 with KeyBank National Association individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and Merrill Lynch Pierce, Fenner & Smith Incorporated (now BofA Securities, Inc.) as joint lead arrangers, and other lenders from time to time parties to the agreement. This amendment provides a waiver of the minimum tangible net worth requirement for three consecutive quarters beginning with the quarter ended September 30, 2020. In exchange, we agreed that our leverage ratio may be increased only to 62.5% (formerly 65%) for two consecutive fiscal quarters two times prior to the facility termination date, that we are restricted, during this waiver period, from making any share repurchases or distributions without lender approval, and that a LIBOR floor of 25 basis points will remain in effect for the remainder of the term. As of March 31, 2021, we have paid all interest and principal amounts when due, and are in compliance with all financial covenants related to the Credit Facility as amended. See the Risk Factors section of our Annual Report on Form 10-K for discussion of risks stemming from our use of debt and a potential failure to comply with a covenant under the Credit Facility.

Cash Flow Analysis

	Three Months Ended March 31,		Change
	2021	2020	2021 vs. 2020
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$10,616	$9,555	$1,061
Net cash flows (used in) provided by investing activities	$(622)	$36,137	$(36,759)
Net cash flows used in financing activities	$(10,313)	$(44,752)	$34,439

Operating activities

The increase in cash from operating activities during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to an increase in tenant collections during 2021.

Investing activities

	Three Months Ended March 31,		Change
	2021	2020	2021 vs. 2020
	(Dollar amounts in thousands)
Capital expenditures	$(622)	$(1,118)	$496
Proceeds from sale of investment properties	—	37,255	(37,255)
Net cash (used in) provided by investing activities	$(622)	$36,137	$(36,759)

Cash was used by our investing activities in the three months ended March 31, 2021 compared to the cash provided in the three months ended March 31, 2020. The primary reason for the change from the prior year was our receipt of $37.3 million of proceeds from the sale of three properties during January 2020.

Financing activities

	Three Months Ended March 31,		Change
	2021	2020	2021 vs. 2020
	(Dollar amounts in thousands)
Total changes related to debt	$(10,313)	$(36,078)	$25,765
Proceeds from the distribution reinvestment plan, net of shares repurchased	—	2,167	(2,167)
Distributions paid	—	(10,841)	10,841
Net cash used in financing activities	$(10,313)	$(44,752)	$34,439

During the three months ended March 31, 2021, cash used by debt decreased $25.8 million from the three months ended March 31, 2020 primarily due to higher net paydowns of debt in the three months ended March 31, 2020. During the three months ended March 31, 2020, we generated proceeds from the sale of shares pursuant to the DRP of $4.5 million. For the three months ended March 31, 2020, share repurchases were $2.4 million. During the three months ended March 31, 2020, we paid $10.8 million in distributions. The decreases in distributions paid, proceeds from DRP and share repurchases in 2021 compared to 2020 are due to the suspensions of the authorization and payment of distributions, the DRP and the SRP, respectively.

Distributions

For 2021 and 2020, distributions were payable quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the three months ended March 31, 2021 and 2020 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (2)
Three Months Ended March 31,	Distributions Declared (1)	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operations
2021	$—	$—	$—	$—	$—	$10,616
2020	$8,173	$0.226875	$6,294	$4,547	$10,841	$9,555

(1)	The distribution declared during the first quarter of 2020 was rescinded during the second quarter.
(2)	Distributions were funded by cash flow from operations and cash on hand during the three months ended March 31, 2020. The distribution paid in 2020 was declared in the fourth quarter of 2019.

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, our board of directors suspended distributions until further notice.

Results of Operations

The following discussions are based on our consolidated financial statements for the three months ended March 31, 2021 and 2020. Dollar amounts are stated in thousands.

This section describes and compares our results of operations for the three months ended March 31, 2021 and 2020. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented, which is a supplemental non-GAAP performance measure. A total of 44 investment properties (which are all of the properties we currently own) that were acquired on or before January 1, 2020 represent our “same store” properties during the three months ended March 31, 2021 and 2020. “Non-same store,” as reflected in the table below, consists of properties sold after January 1, 2020. For the three months ended March 31, 2021 and 2020, three properties that were sold constituted non-same store properties.

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

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three months ended March 31, 2021 and 2020, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

Comparison of the three months ended March 31, 2021 and March 31, 2020

	Total			Same Store			Non-Same Store
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Rental income	$29,674	$29,989	$(315)	$29,674	$29,806	$(132)	$—	$183	$(183)
Other property income	48	61	(13)	48	61	(13)	—	—	—
Total income	$29,722	$30,050	$(328)	$29,722	$29,867	$(145)	$—	183	$(183)

Property operating expenses	$5,518	$5,296	$222	$5,518	$5,259	$259	$—	37	$(37)
Real estate tax expense	3,670	3,638	32	3,670	3,600	70	—	38	(38)
Total property operating expenses	$9,188	$8,934	$254	$9,188	$8,859	$329	$—	75	$(75)

Property net operating income	$20,534	$21,116	$(582)	$20,534	$21,008	$(474)	$—	108	$(108)

Straight-line income (expense), net	$(21)	$(62)	$41
Amortization of intangibles and lease incentives	$146	572	(426)
General and administrative expenses	(1,313)	(1,240)	(73)
Business management fee	(2,234)	(2,229)	(5)
Depreciation and amortization	(12,455)	(13,304)	849
Interest expense	(6,042)	(6,498)	456
Interest and other income	57	24	33
Net loss	$(1,328)	$(1,621)	$293

Net loss. Net loss was $1,328 and $1,621 for the three months ended March 31, 2021 and 2020, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended March 31, 2021 with the results of the same investment properties owned during the three months ended March 31, 2020, property net operating income decreased $474, total property income decreased $145, and total property operating expenses including real estate tax expense increased $329.

The decrease in “same store” total property income is primarily due to a decrease in base rent due to lower average occupancy and lower average rents due to the effects of the COVID-19 pandemic and a decrease in termination income, partially offset by an increase in tenant recovery income during the three months ended March 31, 2021. See Note 5 – “Leases” for additional information regarding the effects of deferred rent and bad debt on rental income.

“Non-same store” total property net operating income decreased $108 during 2021 compared to 2020. The decrease was due to three properties sold in the first quarter of 2020. On a “non-same store” basis, total property income decreased $183 and total property operating expenses decreased $75 during the three months ended March 31, 2021.

Straight-line income (expense), net. Straight-line income (expense), net increased $41 in 2021 compared to 2020. This increase is primarily due to an increase in buildout rent abatements during the three months ended March 31, 2021.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives decreased $426 in 2021 compared to 2020. The decrease is primarily attributable to lower below market intangible write-offs during the three months ended March 31, 2021.

General and administrative expenses. General and administrative expenses increased $73 in 2021 compared to 2020. This increase is primarily due to increased legal and other professional costs for the three months ended March 31, 2021.

Business management fee. Business management fees decreased $5 in 2021 compared to 2020.

Depreciation and amortization. Depreciation and amortization decreased $849 in 2021 compared to 2020. The decrease is primarily due to properties sold in January 2020.

Interest expense. Interest expense decreased $456 in 2021 compared to 2020. The decrease is primarily due to lower average interest rates and a decrease in average debt outstanding in 2021 compared to 2020.

Interest and other income. Interest and other income increased $33 in 2021 compared to 2020.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the three months ended March 31, 2021. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	15	68,453	$18.03	$18.36	(1.8)%	3.8	$—
Comparable New Leases	—	—	—	—	—	—	—
Non-Comparable New and Renewal Leases (a)	11	53,266	$21.93	N/A	N/A	3.1	$5.18
Total	26	121,719

(a)

Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rent amounts and leases signed where the previous and current lease do not have similar lease structures.

Lease extensions are treated as renewals and included in the above table only if the lease extension period exceeds any abatement period. Six leases comprising 26,701 square feet (27% of total renewal square footage) renewed during the three months ended March 31, 2021 were extended early in connection with COVID-19 related abatement or deferral agreements.

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

Our FFO and MFFO for the three months ended March 31, 2021 and 2020 are calculated as follows:

		Three Months Ended March 31,
		2021	2020
		(Dollar amounts in thousands)
	Net loss	$(1,328)	$(1,621)
Add:	Depreciation and amortization related to investment properties	12,455	13,304
	Funds from operations (FFO)	11,127	11,683

Less:	Amortization of acquired market lease intangibles, net	(170)	(595)
	Straight-line income (expense), net	21	62
	Modified funds from operations (MFFO)	$10,978	$11,150

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our March 31, 2021 Notes to Consolidated Financial Statements in Item 1.

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

As of March 31, 2021, we had outstanding debt of $620.7 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 1.72% to 5.30% per annum. The weighted average interest rate was 3.65%, which includes the effect of interest rate swaps. As of March 31, 2021, the weighted average years to maturity for our mortgages and credit facility payable was 2.4 years.

As of March 31, 2021, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $147.7 million and a fair value of $146.3 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $4.8 million at March 31, 2021. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $5.1 million at March 31, 2021.

As of March 31, 2021, we had $109.7 million of debt or 17.7% of our total debt, excluding mortgage premium and unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 2.15% per annum. We had variable rate debt subject to swap agreements of $363.3 million, or 58.5% of our total debt, excluding mortgage premium and unamortized debt issuance costs, at March 31, 2021.

If interest rates on all debt which bears interest at variable rates as of March 31, 2021 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $0.9 million annually. If interest rates on all debt which bears interest at variable rates as of March 31, 2021 decreased by 1% (100 basis points), interest expense would not change earnings and cash flows primarily due to the impact of the LIBOR floor on the Revolving Credit Facility.

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

Derivatives

For information related to our derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our March 31, 2021 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

A sustained downturn in the U.S. economy and reduced consumer spending, including reduced consumer activity at brick-and-mortar commercial establishments, due to the prolonged existence and threat of the COVID-19 pandemic caused an economic recession in the U.S. that has negatively impacted, and could further impact, the ability and willingness of many of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents is also likely to be negatively impacted by a prolonged recession in the U.S. economy, which would result in a decline in our occupancy percentage and reduction in rental revenues as tenants default and leases expire over time. An increase in the number of co-tenancy claims at Harris Plaza or other properties could result if the occupancy at those properties falls below required thresholds or large spaces, such as the Bed Bath & Beyond at Harris Plaza vacated at the end of January 2021, otherwise go dark, which may provide remaining tenants at such a property with certain rights that may include the right to cease operations or stop paying or abate (reduce) rent owed.

Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity and ability to comply with the terms of, draw upon or increase the size of our Credit Facility, prospects and ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay future distributions to our stockholders would be materially adversely affected if a significant number of tenants become unable to meet their obligations to us. Also, there is no assurance that we will be able to refinance maturing debt on terms and conditions acceptable to us.

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

As of May 10, 2021, many tenants continue to operate in a materially reduced capacity. As disclosed in our filings with the Securities and Exchange Commission since the onset of the pandemic, we have been collecting less than all rent billed, and rent billed has not included amounts that we have agreed to defer. In addition, in 2020 following the onset of the pandemic we finalized payment plans with tenants totaling $8.1 million in total rent, or 8.9% of ABR. Of this $8.1 million, deferrals represent $5.9 million in total rent, or approximately 6.5% of ABR, and modifications and rent abatements represent $2.2 million in total rent, or 2.4% of ABR. Rent deferrals reduce our cash available to pay operating expenses and service our debt obligations, even if we are able to reflect the deferred amounts as income in our financial statements. When the deferred rent becomes due, our tenants will be required to pay these deferred rent amounts in addition to the regular rent due, which may be difficult or impossible for tenants whose businesses have not recovered to pre-pandemic levels or are otherwise not performing well. Any rent forgiveness or additional deferrals would further reduce our available cash.

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

As referenced above, a decrease in demand for in-person retail businesses has made and could continue to make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates, and we could incur significant re-leasing costs and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer. Leasing spreads for 2020 were only 2.0% for new leases and -1.8% for renewals. Leasing spreads for the first quarter of 2021 were -1.8% for renewals. There were no comparable new leases in the first quarter of 2021. Some tenants that have been or are forced to close or have had their operations severely limited by government order or some other government action or whose customers and potential customers change their habits in light of the coronavirus, e.g., by shopping more online, may go out of business, which could have a material impact on occupancy at our properties and may continue to materially impact our results. To the extent that unemployment is high and government assistance decreases significantly from recent levels, for example, if unemployment assistance provided by the U.S. government is decreased or discontinued, retail consumer spending may correspondingly decrease, and our tenants may be materially adversely affected and forced to close. Additionally, many manufacturers of goods and suppliers and processors of food in many countries experienced complete or partial shut downs and may not be able to function at full capacity in an attempt to curb the spread of the illness. If the spread of COVID-19 were to continue despite vaccines and other measures taken to contain it, this could lead to additional temporary or long-term disruptions in supply chains and may also impact the operations of our tenants, further impacting their revenues and ability to pay rent when due.

The business and operating results of our tenants may also be negatively impacted if the outbreak of the coronavirus occurs within their respective workforces or otherwise disrupts their management and other personnel, their supply chains or their ability to operate their businesses. Many companies have implemented policies and procedures designed to protect against the introduction of the coronavirus to the workforce, including permitting or requiring personnel to work offsite, among others. New changes in the work processes of our tenants could lead to disruptions, such as a reduced ability to effectively transact with customers and colleagues and a loss of IT system functionality due to unusual or excess burdens on IT infrastructures.

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

The full extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which remain uncertain and cannot be predicted with confidence but could be material. The situation is ever-changing, and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any reliable prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged outbreak (e.g., of new virus strains) despite the discovery and rollout of vaccines as well as continued efforts to mitigate the spread of the virus could again have a material impact on the cash rents that we are able to collect and would materially and adversely affect our business, results of operations and financial condition.

Many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic, including but not limited to risk factors related to the economy, competition (including e-commerce and online sales), leasing, debt financing, tenant bankruptcies, distributions, share repurchases, and anchor tenants. We have suspended distributions, distribution reinvestments under our DRP, and share repurchases under our share repurchase program, and we cannot provide any assurance as to when they will be restarted, if at all.

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

101

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on May 11, 2021 is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements (tagged as blocks of text)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	May 11, 2021

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	May 11, 2021