Form 10-Q
period 2021-06-30
Inland Real Estate Income Trust, Inc.
filed 2021-08-10
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

Yes  ☐    No  ☒

As of August 9, 2021, there were 36,129,906 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Assets:
Investment properties held and used:
Land	$267,946	$267,946
Building and other improvements	989,630	987,181
Total	1,257,576	1,255,127
Less accumulated depreciation	(226,669)	(207,764)
Net investment properties held and used	1,030,907	1,047,363
Cash and cash equivalents	11,290	12,906
Restricted cash	4,270	1,079
Accounts and rent receivable, net	19,110	21,851
Acquired lease intangible assets, net	64,663	71,539
Operating lease right-of-use asset, net	14,789	15,013
Other assets	5,257	6,299
Total assets	$1,150,286	$1,176,050

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$609,254	$628,718
Accounts payable and accrued expenses	8,350	8,977
Operating lease liability	24,213	24,035
Distributions payable	4,886	—
Acquired intangible liabilities, net	39,850	41,658
Due to related parties	2,975	5,348
Other liabilities	18,817	23,355
Total liabilities	708,345	732,091

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,025,578 and 36,022,368 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	36	36
Additional paid in capital	810,242	810,210
Accumulated distributions and net loss	(355,379)	(348,719)
Accumulated other comprehensive loss	(12,958)	(17,568)
Total stockholders’ equity	441,941	443,959
Total liabilities and stockholders’ equity	$1,150,286	$1,176,050

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income:
Rental income	$29,372	$26,176	$59,372	$56,876
Other property income	62	53	110	114
Total income	29,434	26,229	59,482	56,990

Expenses:
Property operating expenses	5,058	4,037	10,777	9,534
Real estate tax expense	3,678	3,784	7,348	7,422
General and administrative expenses	918	1,447	2,231	2,687
Business management fee	2,236	2,231	4,470	4,460
Depreciation and amortization	12,218	12,833	24,673	26,137
Total expenses	24,108	24,332	49,499	50,240

Other Income (Expense):
Interest expense	(5,801)	(6,279)	(11,843)	(12,777)
Interest and other income	29	69	86	93
Net loss	$(446)	$(4,313)	$(1,774)	$(5,934)

Net loss per common share, basic and diluted	$(0.01)	$(0.12)	$(0.05)	$(0.16)

Weighted average number of common shares outstanding, basic and diluted	36,022,933	36,020,150	36,022,652	36,019,771

Comprehensive income (loss):
Net loss	$(446)	$(4,313)	$(1,774)	$(5,934)
Unrealized (loss) gain on derivatives	(258)	(1,930)	903	(16,482)
Reclassification adjustment for amounts included in net loss	1,843	1,570	3,707	1,973
Comprehensive income (loss)	$1,139	$(4,673)	$2,836	$(20,443)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended June 30, 2021
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2021	36,022,368	$36	$810,228	$(350,047)	$(14,543)	$445,674

Distributions declared ($0.135600 per share)	—	—	—	(4,886)	—	(4,886)
Unrealized loss on derivatives	—	—	—	—	(258)	(258)
Reclassification adjustment for amounts included in net loss	—	—	—	—	1,843	1,843
Equity-based compensation	3,210	—	14	—	—	14
Net loss	—	—	—	(446)	—	(446)
Balance at June 30, 2021	36,025,578	$36	$810,242	$(355,379)	$(12,958)	$441,941

For the three months ended June 30, 2020
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2020	36,020,341	$36	$810,182	$(348,125)	$(21,057)	$441,036

Recission of Q1 2020 distribution (See Note 8)	—	—	—	8,173	—	8,173
Shares repurchased	(1,743)	—	(25)	—	—	(25)
Unrealized loss on derivatives	—	—	—	—	(1,930)	(1,930)
Reclassification adjustment for amounts included in net loss	—	—	—	—	1,570	1,570
Equity-based compensation	1,747	—	16	—	—	16
Net loss	—	—	—	(4,313)	—	(4,313)
Balance at June 30, 2020	36,020,345	$36	$810,173	$(344,265)	$(21,417)	$444,527

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the six months ended June 30, 2021
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	36,022,368	$36	$810,210	$(348,719)	$(17,568)	$443,959

Distributions declared ($0.135600 per share)	—	—	—	(4,886)	—	(4,886)
Unrealized gain on derivatives	—	—	—	—	903	903
Reclassification adjustment for amounts included in net loss	—	—	—	—	3,707	3,707
Equity-based compensation	3,210	—	32	—	—	32
Net loss	—	—	—	(1,774)	—	(1,774)
Balance at June 30, 2021	36,025,578	$36	$810,242	$(355,379)	$(12,958)	$441,941

For the six months ended June 30, 2020
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	35,799,388	$36	$805,722	$(338,331)	$(6,908)	$460,519

Distributions declared ($0.226875 per share)	—	—	—	(8,173)	—	(8,173)
Rescission of Q1 2020 distribution (See Note 8)	—	—	—	8,173	—	8,173
Proceeds from distribution reinvestment plan	225,940	—	4,547	—	—	4,547
Shares repurchased	(6,730)	—	(127)	—	—	(127)
Unrealized loss on derivatives	—	—	—	—	(16,482)	(16,482)
Reclassification adjustment for amounts included in net loss	—	—	—	—	1,973	1,973
Equity-based compensation	1,747	—	31	—	—	31
Net loss	—	—	—	(5,934)	—	(5,934)
Balance at June 30, 2020	36,020,345	$36	$810,173	$(344,265)	$(21,417)	$444,527

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,774)	$(5,934)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,673	26,137
Amortization of debt issuance costs and mortgage premiums, net	342	290
Amortization of acquired market leases, net	(334)	(828)
Amortization of equity-based compensation	32	31
Reduction in the carrying amount of the right-of-use-asset	224	235
Straight-line income, net	(266)	(659)
Other non-cash adjustments	49	7
Changes in assets and liabilities:
Accounts payable and accrued expenses	(317)	1,383
Accounts and rent receivable	3,006	(4,391)
Due to related parties	(2,373)	(2,260)
Operating lease liability	178	167
Other liabilities	(59)	(1,105)
Other assets	317	303
Net cash flows provided by operating activities	23,698	13,376

Cash flows from investing activities:
Capital expenditures	(2,317)	(2,479)
Proceeds from sale of investment properties	—	37,255
Net cash flows (used in) provided by investing activities	(2,317)	34,776

Cash flows from financing activities:
Payment of credit facility	(8,097)	(43,022)
Proceeds from credit facility	52,097	31,000
Payment of mortgages payable	(63,806)	(267)
Proceeds from the distribution reinvestment plan	—	4,547
Shares repurchased	—	(2,405)
Distributions paid	—	(10,841)
Net cash flows used in financing activities	(19,806)	(20,988)

Net increase in cash, cash equivalents and restricted cash	1,575	27,164
Cash, cash equivalents and restricted cash, at beginning of the period	13,985	5,533
Cash, cash equivalents and restricted cash, at end of period	$15,560	$32,697

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:

Cash paid for interest	$11,523	$12,515

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$132	$72

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, the Company stopped paying distributions in the second quarter of 2020 and suspended its DRP and SRP. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020.

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

On June 29, 2021, the Company announced the reinstatement, and lifting of the suspension, of its DRP. The effective date of the DRP reinstatement was July 22, 2021. The Company also announced the reinstatement and lifting of the suspension of its share repurchase program and its adoption of the fourth amendment and restatement of the program, with the first repurchase expected to occur on August 16, 2021. See Note 3 – “Equity” for additional details.

At June 30, 2021, the Company owned 44 retail properties, totaling 6,470,962 square feet. The properties are located in 21 states. At June 30, 2021, the portfolio had a weighted average physical occupancy of 92.4% and economic occupancy of 93.0%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 18, 2021, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2021, except as noted below.

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

Significant Risks and Uncertainties related to COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties is the potential further adverse effect of the current pandemic of the novel coronavirus, or COVID-19. A number of our tenants had temporarily closed their stores and requested rent deferral or rent abatement during this pandemic. For amounts billed for the six months ended June 30, 2021, the Company collected over 98% of rent payments originally contracted for in the period as of August 1, 2021. Also, the Company’s deferred rent balance is $1,650 at June 30, 2021, which is significantly lower than the deferred rent balance of $4,457 at December 31, 2020 due primarily to collections during the six months ended June 30, 2021.

However, the extent to which the COVID-19 pandemic further impacts the Company’s operations and those of our tenants will depend on future developments, including the impact of the emergence of the Delta variant of COVID-19 in the U.S. The impact cannot be predicted with confidence, including the scope, severity and duration of the pandemic’s variants, the actions taken to contain the pandemic’s variants or mitigate their impact, and the direct and indirect economic effects of the pandemic’s variants and containment measures, among others.

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

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A grants relief to entities, allowing them an election to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Topic 842, Leases. An entity that makes this election can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company has elected to apply such relief and avail itself of the election to avoid performing a lease by lease analysis.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	June 30,
	2021	2020
Cash and cash equivalents	$11,290	$31,624
Restricted cash	4,270	1,073
Total cash, cash equivalents, and restricted cash	$15,560	$32,697

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. As of June 30, 2021, there were 36,025,578 shares of common stock outstanding including 5,574,215 shares issued through the DRP, net of 3,092,634 shares repurchased through the SRP.

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

On June 29, 2021, the Company announced the reinstatement and lifting of the suspension of its DRP. The effective date of the DRP reinstatement was July 22, 2021.

There were no distributions reinvested through the DRP during the three months ended June 30, 2021 and 2020 due to the suspension of the DRP discussed in Note 1 – “Organization.” Distributions reinvested through the DRP were $4,547 for the six months ended June 30, 2020. There were no distributions reinvested through the DRP during the six months ended June 30, 2021.

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

On June 29, 2021, the Company announced the reinstatement and lifting of the suspension of its share repurchase program and its adoption of the fourth amendment and restatement of the program. The effective date of the SRP reinstatement and the Fourth Amended and Restated Share Repurchase Program (the “Fourth SRP”) is August 12, 2021.

Pursuant to the Fourth SRP, any written request for treatment as an Exceptional Repurchase due to the death or qualifying disability of an owner that occurred between June 1, 2019 and May 31, 2020 (inclusive) will be timely received by the Company no later than January 31, 2022, and any written request for treatment as an Exceptional Repurchase due to the death or qualifying disability of an owner that occurred between June 1, 2020 and July 31, 2021, (inclusive) will be timely received if received by the Company no later than July 31, 2022.

The first repurchase under the SRP following its reinstatement, subject to the funding limit and the other terms and conditions of the SRP, will be on August 16, 2021.

If either or both of the aforementioned funding or repurchase limitations prevent the Company from repurchasing all of the shares offered for repurchase during a calendar quarter, the Company will repurchase shares on a pro rata basis within each of the following categories up to the repurchase limitations in the following order: (a) first, all Exceptional Repurchases and (b) second, all ordinary repurchases. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole discretion, may, at any time, amend, suspend or terminate the SRP.

Repurchases through the SRP were zero and $25 for the three months ended June 30, 2021 and 2020, respectively. Repurchases through the SRP were zero and $127 for the six months ended June 30, 2021 and 2020, respectively. There was no liability related to the SRP at June 30, 2021 or December 31, 2020 due to the suspension of the SRP. See Note 1 – “Organization” for further discussion on the suspension of the SRP.

NOTE 4 – DISPOSITIONS

In connection with the Strategic Plan, the Company sold three properties in January 2020. The Company collected proceeds of $37,255 net of selling costs upon completion of the three sales.

NOTE 5 – LEASES

The Company is lessor under approximately 700 retail operating leases. The remaining lease terms for the Company’s leases range from less than one year to 16 years. The Company considers the date on which it makes a leased space available to a lessee as the commencement date of the lease. At commencement, the Company determines the lease classification utilizing the classification tests under ASC 842. Options to extend a lease are included in the lease term when it is reasonably certain that the tenant will exercise its option to extend. Termination penalties are included in income when there is a termination agreement, all the conditions of the agreement have been met and amounts due are considered collectible. Such termination fees are recognized on a straight-line basis over the remaining lease term in rental income. If an operating lease is modified and the modification is not accounted for as a separate contract, the Company accounts for the modification as if it were a termination of the existing lease and the creation of a new lease. The Company considers any prepaid or accrued rentals relating to the original lease as part of the lease payments for the modified lease.

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

Rental income related to the Company's operating leases is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rental income - fixed payments	$23,432	$20,938	$47,321	$44,968
Rental income - variable payments (a)	5,776	5,005	11,717	11,080
Amortization of acquired market leases, net	164	233	334	828
Rental income	$29,372	$26,176	$59,372	$56,876

(a)	Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The Company continues to monitor the impact of the COVID-19 pandemic on the collectability of lease obligations. As of June 30, 2021, the Company’s accounts and rent receivable, net balance was $19,110, which is net of an allowance for bad debts of $2,723 and includes $1,650 of deferred rent receivable related to COVID-19 agreements negotiated with tenants. Such agreements generally allow tenants to defer the payment of a portion of rent with no substantive changes to the consideration in the original lease. Consistent with the guidance in the Lease Modification Q&A issued by the FASB, such deferrals affect the timing, but not the amount, of the lease obligations. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivable as tenant obligations accrue and continues to recognize rental income.

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Intangible assets:
Acquired in-place lease value	$156,918	$156,918
Acquired above market lease value	45,742	45,742
Accumulated amortization	(137,997)	(131,121)
Acquired lease intangibles, net	$64,663	$71,539
Intangible liabilities:
Acquired below market lease value	$70,260	$70,260
Accumulated amortization	(30,410)	(28,602)
Acquired below market lease intangibles, net	$39,850	$41,658

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization recorded as amortization expense:
Acquired in-place lease value	$2,650	$3,305	$5,402	$7,033
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(736)	$(746)	$(1,474)	$(1,529)
Acquired below market leases	900	979	1,808	2,357
Net rental income increase	$164	$233	$334	$828

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2021 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2021 (remainder of year)	$4,826	$1,465	$1,779
2022	7,599	2,649	3,366
2023	6,397	2,463	3,108
2024	5,412	2,296	2,933
2025	3,620	2,030	2,741
Thereafter	14,455	11,451	25,923
Total	$42,309	$22,354	$39,850

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of June 30, 2021 and December 31, 2020, the Company had the following mortgages and credit facility payable:

	June 30, 2021		December 31, 2020
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$138,433	4.04%	$163,738	4.25%
Variable rate mortgages payable with swap agreements	213,094	3.40%	251,595	3.33%
Variable rate mortgages payable without swap agreements	684	1.69%	684	1.75%
Mortgages payable	$352,211	3.65%	$416,017	3.69%
Credit facility payable	259,000	3.28%	215,000	3.89%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$611,211	3.49%	$631,017	3.76%
Add: Unamortized mortgage premiums	115		419
Less: Unamortized debt issuance costs	(2,072)		(2,718)
Total debt	$609,254		$628,718

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $611,211 and $631,017 as of June 30, 2021 and December 31, 2020, respectively, and its estimated fair value was $605,041 and $625,751 as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, scheduled principal payments and maturities on the Company’s debt were as follows:

	June 30, 2021
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2021 (remainder of the year)	$784	$19,700	$—	$20,484
2022	615	101,537	109,000	211,152
2023	326	91,230	150,000	241,556
2024	341	—	—	341
2025	295	92,656	—	92,951
Thereafter	—	44,727	—	44,727
Total	$2,361	$349,850	$259,000	$611,211

Credit Facility Payable

The Company’s credit facility (the “Credit Facility”) consists of a $200,000 revolving credit facility (the “Revolving Credit Facility”) and a $150,000 term loan (the “Term Loan”) and has an accordion feature that allows for an increase in available borrowings up to $700,000, subject to certain conditions.

At June 30, 2021, the Company had $109,000 outstanding under the Revolving Credit Facility and $150,000 outstanding under the Term Loan. At June 30, 2021 the interest rate on the Revolving Credit Facility and the Term Loan was 1.90% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions under the Company’s control. The Term Loan matures on August 1, 2023. As of June 30, 2021, the Company had a maximum amount of $91,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants which could further limit the amount available, of the Amended and Restated Credit Agreement that governs the Credit Facility.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility. At June 30, 2021, there were 27 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. On September 29, 2020, the Company entered into a first amendment to the Company’s Amended and Restated Credit Agreement dated as of August 1, 2018 with KeyBank National Association individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and Merrill Lynch Pierce, Fenner & Smith Incorporated (now BofA Securities, Inc.) as joint lead arrangers, and other lenders from time to time parties to the agreement. This amendment provided a waiver of the minimum tangible net worth requirement for three consecutive quarters beginning with the quarter ended September 30, 2020. In exchange, our leverage ratio may be increased only to 62.5% (formerly 65%) for two consecutive fiscal quarters two times prior to the facility termination date, the Company was restricted, during this waiver period, from making any share repurchases or distributions without lender approval, a LIBOR floor of 25 basis points will remain in effect for the remainder of the term, and the Company paid a set fee to the arranging bank and all the participating lenders. As of June 30, 2021, the Company is in compliance with all financial covenants related to the Credit Facility as amended.

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2021, the Company was current on all of its debt service payments and except for two mortgage loans with aggregate unpaid principal balances of $73,550 that have covenant violations which only required cash maintenance accounts be established for their two mortgaged properties, all other mortgage loans were in compliance with their financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of June 30, 2021, the weighted average years to maturity for the Company’s mortgages payable was 2.6 years. For mortgage loans maturing in the next twelve months, the Company intends to either refinance such mortgage loans or repay such mortgage loans with cash on hand or use proceeds available under the Revolving Credit Facility.

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

The following table summarizes the Company’s interest rate swap contracts outstanding as of June 30, 2021.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at June 30, 2021
Liabilities
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(78)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	48,250	(600)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(294)
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	(288)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(1,762)
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	43,680	(1,016)
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	47,550	(1,009)
June 5, 2017	May 31, 2017	May 15, 2022	1.90%	14,700	(230)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	60,000	(3,071)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(1,280)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(1,282)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	40,000	(2,048)
				$363,094	$(12,958)

(a)   Receive floating rate index based upon one-month LIBOR. At June 30, 2021, the one-month LIBOR was 0.10%.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2021	2020	2021	2020
Effective portion of derivatives	$(258)	$(1,930)	$903	$(16,482)
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$1,843	$1,570	$3,707	$1,973

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $5,801 and $6,279, for the three months ended June 30, 2021 and 2020, respectively. The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $11,843 and $12,777 for the six months ended June 30, 2021 and 2020, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive income (loss) is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income (loss) into income in the next twelve months is $7,007.

NOTE 8 – DISTRIBUTIONS

In 2020, due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, during the second quarter the Company’s board of directors rescinded the distribution that was declared in the first quarter of 2020, and the Company did not declare any additional distributions until June 29, 2021, when the Company declared a distribution to stockholders of record as of June 30, 2021 in the amount of $0.135600 per share, that will be paid on or about July 26, 2021.

The table below presents the distributions paid, declared and rescinded during the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021		2020
Distributions paid (1)	$—	$—	$		$10,841
Distributions declared (2)	$4,886	$—		$4,886	$8,173
Distributions rescinded (2)	$—	$(8,173)		$—	$(8,173)
(1)	The distribution paid in 2020 was authorized in the fourth quarter of 2019 and paid during the first quarter of 2020 to stockholders of record as of December 31, 2019.
(2)	The distribution declared during the first quarter of 2020 was rescinded during the second quarter.

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss in the three and six months ended June 30, 2021, 4,791 shares and 4,303 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of the net loss in the three and six months ended June 30, 2020, 6,892 shares and 6,667 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 11 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units are issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares are included in common stock outstanding on the date of vesting. Restricted share units are included in common stock outstanding on the date they are transferred to the non-employee director or their beneficiary. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $14 and $32, in the aggregate, for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the Company had $35 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.4 years. The total fair value at the vesting date for restricted shares and restricted share units that vested during both the three and six months ended June 30, 2021 was $54. The total fair value at the vesting date for restricted shares and restricted share units that vested during both the three and six months ended June 30, 2020 was $46.

A summary table of the status of the restricted shares and restricted share units is presented below:

	Restricted Shares	Restricted Share Units
Outstanding at December 31, 2020	6,457	683
Granted	—	3
Vested	(2,774)	(436)
Outstanding at June 30, 2021	3,683	250

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, retail real estate, for the six months ended June 30, 2021 and 2020.

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2020. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended June 30,		Six Months Ended June 30,		Unpaid amounts as of
		2021	2020	2021	2020	June 30, 2021	December 31, 2020
General and administrative reimbursements	(a)	$403	$461	$712	$790	$232	$237

Real estate management fees		$1,153	$784	$2,389	$1,869	$431	$387
Property operating expenses		322	423	672	766	—	178
Construction management fees		5	5	5	9	5	4
Leasing fees		68	23	129	106	71	77
Total real estate management related costs	(b)	$1,548	$1,235	$3,195	$2,750	$507	$646

Business management fees	(c)	$2,236	$2,231	$4,470	$4,460	$2,236	$4,465

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2021
Interest rate swap agreements - Other assets	$—	$—	$—	$—
Interest rate swap agreements - Other liabilities	$—	$12,958	$—	$12,958
December 31, 2020
Interest rate swap agreements - Other assets	$—	$—	$—	$—
Interest rate swap agreements - Other liabilities	$—	$17,568	$—	$17,568

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

NOTE 15 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to June 30, 2021 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Repayment of Mortgage

On July 6, 2021, the Company drew $8,000 on the Revolving Credit Facility and used cash on hand to repay indebtedness secured by a mortgage on the Fairgrounds Crossing property with an outstanding principal balance of $13,453.

Mortgage Paydown Requirements

Two of the Company’s mortgage loans, on Marketplace at Tech Center and Coastal North Town Center, respectively, each have covenants that require the Company to calculate an assumed debt service coverage ratio (the “Assumed DSCR”) within 30 days of August 1, 2021 and to promptly thereafter make principal paydowns or deposit additional collateral to achieve a minimum Assumed DSCR of at least 0.975 to 1.00. The minimum assumed debt service coverage ratio is calculated by dividing (1) adjusted net cash flow by (2) the aggregate principal and interest projected to be due and payable over the twelve month period subsequent to the date of calculation based upon an imputed interest rate equal to ten percent (10%). The Company expects to pay a combined total of approximately $15,000 to achieve the minimum Assumed DSCR at the two properties. The Company intends to finance these principal paydowns by drawing on the Credit Facility.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the Securities and Exchange Commission on May 11, 2021 and in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 18, 2021, some of which are summarized below:

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

•	We have incurred net losses on a U.S. generally accepted accounting principles (“U.S. GAAP”) basis for the three and six months ended June 30, 2021 and 2020 and for the year ended December 31, 2020;
•

There is no established public trading market for our shares, our stockholders cannot currently sell their shares under our share repurchase program (as amended, “SRP”), which was suspended during the COVID-19 pandemic and may be suspended again, amended or terminated in our sole discretion, and even when repurchases are made pursuant to the SRP, the SRP is subject to limits, and stockholders may not be able to sell all of the shares they would like to sell;

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
•

The strategic plan adopted by our board of directors on February 11, 2019, which is discussed further below, may evolve or change over time, and there is no assurance we will be able to successfully achieve our board’s objectives under the strategic plan, including making strategic sales or purchases of properties or listing our common stock, within the timeframe we expected or would prefer or at all;

•

The use of the internet by consumers to shop is expected to continue to expand, and this expansion has likely been accelerated by the effects of the COVID-19 pandemic, which would result in a further downturn in the business of our current tenants in their “brick and mortar” locations and could affect their ability to pay rent and their demand for space at our retail properties; and

•

We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in credit markets of the United States from time to time, including disruptions and dislocations caused by the ongoing COVID-19 pandemic.

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

The following discussion and analysis relates to the three and six months ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

On March 5, 2021, our board of directors determined an estimated per share net asset value of our common stock of $18.08 as of December 31, 2020. At June 30, 2021, we had total assets of $1.2 billion on our balance sheet and owned 44 properties located in 21 states containing 6.5 million square feet. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. As of June 30, 2021, 86% of our annualized base rental income was generated from grocery-anchored or grocery shadow-anchored shopping centers. A grocery shadow-anchored shopping center is a shopping center which we own that is located near a grocery store that we do not own but that generates traffic for our shopping center. The portfolio properties have staggered lease maturity dates. Grocery tenants accounted for 15% of our annualized base rent (“ABR”) as of June 30, 2021.

COVID-19 Pandemic

We continue to monitor the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our business and locations, including how it is impacting our tenants and vendors. The Company’s deferrals, modifications and rent abatements have proven effective helping our tenants endure the economic impacts of the pandemic. As of June 30, 2021, our deferred rent balance was $1.6 million, down from $4.5 million at December 31, 2020 due primarily to collections during the six months ended June 30, 2021. We recognized bad debt recoveries of $1.1 million in the six months ended June 30, 2021, based on favorable trends in collections from our tenants impacted by the pandemic. As of June 30, 2021, we are not aware of any of our tenants being in bankruptcy. See Note 5 – “Leases” for additional information.

However, we are unable to predict with certainty the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties, including the effects of the emergence and potential and actual spreading of the Delta variant of COVID-19 in the U.S.

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

Company Update – Strategic Plan

On February 11, 2019, our board of directors approved a strategic plan with the goal of providing a future liquidity to investors and creating long-term stockholder value. The strategic plan has centered around owning a portfolio of 100% grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team continually evaluates possibilities for the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. Of the Company’s 841 leased spaces, there are 112 occupied non-grocery big box (anchor spaces of at least 10,000 square feet) and three vacant big box spaces in the portfolio as of July 31, 2021. We plan to move toward a liquidity event in the future, market conditions permitting, most likely through a listing on a public securities exchange. As part of the strategic plan, we preliminarily identified a select number of properties we would consider selling and marketed them. As further described in Note 4 – “Dispositions”, we completed the sale of three of the selected properties in the first quarter of 2020. We are not actively marketing any properties as of the date of this quarterly report on Form 10-Q. The strategic plan may evolve or change over time. For example, we may decide to focus more on redeveloping existing properties relative to investing in new grocery-anchored centers, depending on such factors, including, but not limited to, market prices for our properties, availability of capital for redevelopment and construction costs. There is no assurance we will be able to successfully implement the strategic plan, including making strategic sales or purchases of properties or listing our common stock, and we believe that no liquidity event or strategic sales will occur before the adverse effects of the COVID-19 pandemic on the economy and the retail commercial real estate market subside.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of June 30, 2021
Number of properties	44
Purchase price	$1,346,514
Total square footage	6,470,962
Weighted average physical occupancy	92.4%
Weighted average economic occupancy	93.0%
Weighted average remaining lease term (years)	4.7

The table below presents information for each of our investment properties as of June 30, 2021.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	159,258	98.0%	98.0%	—	—
Park Avenue (a)	Little Rock, AR	79,131	66.7%	89.9%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	97.5%	97.5%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	95.0%	95.0%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	100.0%	100.0%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	82.9%	82.9%	—	—
Dogwood Festival (a)	Flowood, MS	187,610	80.7%	80.7%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	100.0%	100.0%	—	—
Harris Plaza (a)	Layton, UT	125,965	69.5%	69.5%	—	—
Dixie Valley	Louisville, KY	119,981	92.5%	92.5%	6,798	3.43%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	97.6%	97.6%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	97.9%	97.9%	—	—
Harvest Square	Harvest, AL	70,590	92.1%	92.1%	6,309	4.65%
Heritage Square	Conyers, GA	22,510	95.8%	95.8%	—	—
The Shoppes at Branson Hills (a)	Branson, MO	256,329	86.6%	86.6%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	87.6%	87.6%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	86.7%	86.7%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	98.3%	98.3%	13,100	3.24%
Eastside Junction	Athens, AL	79,675	85.7%	85.7%	5,862	4.60%
Fairgrounds Crossing	Hot Springs, AR	155,127	100.0%	100.0%	13,453	5.21%
Prattville Town Center (a)	Prattville, AL	168,842	10.0%	100.0%	—	—
Regal Court	Shreveport, LA	363,061	96.2%	96.2%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	79.0%	79.0%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	89.7%	93.6%	—	—
White City	Shrewsbury, MA	256,974	93.9%	93.9%	48,250	3.24%
Yorkville Marketplace (a)	Yorkville, IL	111,591	93.6%	93.6%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	98.2%	98.2%	13,700	3.30%
Marketplace at El Paseo (a)	Fresno, CA	224,683	94.5%	95.3%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	78.9%	78.9%	17,550	4.25%
Milford Marketplace	Milford, CT	111,995	83.6%	83.6%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,763	91.2%	91.2%	76,532	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	97.8%	97.8%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	91.6%	91.6%	—	—
Marketplace at Tech Center	Newport News, VA	210,505	73.5%	78.5%	47,550	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,690	95.3%	95.3%	43,680	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	98.1%	98.1%	—	—
Pentucket Shopping Center	Plaistow, NH	198,469	98.0%	98.0%	14,700	3.65%
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
Portfolio total		6,470,962	92.4%	93.0%	$352,211	3.65%

(a)	Property is included in the pool of unencumbered properties under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of June 30, 2021.

Tenant Name	Number of Leases	Annualized Base Rent (a)	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	4	$3,374	3.7%	$13.52	249,493	3.9%
The TJX Companies, Inc.	12	3,073	3.4%	9.97	308,253	4.8%
Ross Dress for Less, Inc.	10	2,673	2.9%	10.20	262,080	4.1%
Albertsons/Jewel/Shaw's	2	2,304	2.5%	18.02	127,892	2.0%
Ulta Salon, Cosmetics & Fragrance Inc.	9	2,177	2.4%	23.00	94,658	1.5%
PetSmart	7	2,032	2.2%	14.67	138,578	2.1%
Dicks Sporting Goods, Inc.	4	2,012	2.2%	11.13	180,766	2.8%
LA Fitness (Fitness International)	2	1,966	2.1%	21.94	89,600	1.4%
Kohl's Department Stores	4	1,888	2.1%	5.68	332,461	5.1%
Giant Eagle	1	1,805	2.0%	13.96	129,340	2.0%
Top ten tenants	55	$23,304	25.5%	$12.18	1,913,121	29.7%

(a)

We have entered into rent deferral agreements with the tenants above that have generally been heavily impacted by the effects of the COVID-19 pandemic, which is a majority of the top ten tenants. To the extent we have agreed with a tenant to defer rent due in the base year to a later period, that deferred rent is still reflected in the annualized base rent amount above.

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at June 30, 2021.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,307,696	21.7%	11.4%
Grocery	1,084,647	18.0%	15.4%
Home Goods	954,002	15.9%	9.1%
Lifestyle, Health Clubs, Books & Phones	733,505	12.2%	16.2%
Restaurant	527,900	8.8%	17.0%
Apparel & Accessories	387,217	6.4%	8.7%
Pet Supplies	247,039	4.1%	4.3%
Consumer Services, Salons, Cleaners, Banks	245,245	4.1%	7.5%
Sporting Goods	204,082	3.4%	2.8%
Health, Doctors & Health Foods	163,937	2.7%	5.1%
Other	161,993	2.7%	2.6%
Total	6,017,263	100.0%	100.0%

The following table sets forth a summary, as of June 30, 2021, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	52%	5.5
Junior Box	5,000-9,999	14%	4.6
Small Shop	Less than 5,000	35%	3.6
Total		100%	4.7

Lease Expirations

The following table sets forth a summary, as of June 30, 2021, of lease expirations scheduled to occur during the remainder of 2021 and each of the calendar years from 2022 to 2030 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to June 30, 2021. Annualized base rent represents the rent in-place of the applicable property at June 30, 2021. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $82,490 or $17.64 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2021 (including month-to-month)	52	171,300	2.9%	$3,195	3.5%	$18.65
2022	98	523,608	8.7%	9,128	10.0%	17.43
2023	113	960,466	16.0%	13,206	14.4%	13.75
2024	110	786,461	13.1%	14,760	16.1%	18.77
2025	117	819,853	13.6%	14,719	16.1%	17.95
2026	78	493,929	8.2%	8,126	8.9%	16.45
2027	35	471,595	7.8%	6,947	7.6%	14.73
2028	32	601,697	10.0%	6,270	6.9%	10.42
2029	13	171,691	2.9%	2,473	2.7%	14.41
2030	14	135,368	2.3%	2,183	2.4%	16.12
Thereafter	33	881,295	14.7%	10,456	11.4%	11.86
Leased Total	695	6,017,263	100.0%	$91,463	100.0%	$15.20

Liquidity and Capital Resources

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on mortgage loans and Credit Facility	•	Cash receipts from our tenants
•	Property operating expenses	•	Sale of shares through the DRP (when distributions are paid and reinvested)
•	General and administrative expenses	•	Proceeds from new or refinanced mortgage loans
•	Distributions to stockholders	•	Borrowing on our Credit Facility
•	Fees payable to our Business Manager and Real Estate Manager	•	Proceeds from sales of real estate
•	Repurchases of shares under the SRP (only if there are DRP proceeds)	•	Proceeds from sales of securities (if any) other than through the DRP
•	Acquisitions of real estate directly or through joint ventures
•	Capital expenditures, tenant improvements and leasing commissions

During January 2020, we completed the sale of three properties generating net proceeds of $37.3 million. We are not currently actively marketing any properties and do not expect any strategic sales to occur until the effects of the COVID-19 pandemic on retail commercial real estate have subsided.

At June 30, 2021, we had $109 million outstanding under the Revolving Credit Facility and $150 million outstanding under the Term Loan. At June 30, 2021 the interest rate on the Revolving Credit Facility and the Term Loan was 1.90% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and we have the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions under the Company’s control. We plan to refinance or extend the Revolving Credit Facility before August 1, 2022. The Term Loan matures on August 1, 2023. As of July 31, 2021, we had $83 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, and assuming compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility. Our leverage ratio generally cannot exceed 60%, provided however that two times during the term of our Revolving Credit Facility our leverage ratio may be 62.5% for two consecutive quarters. Our leverage ratio was 51.6% as of June 30, 2021, as defined in the Revolving Credit Facility agreement.

As of June 30, 2021, we had total debt outstanding of $611.2 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.49% per annum. As of June 30, 2021, the weighted average years to maturity for our debt was 2.2 years. As of June 30, 2021 and December 31, 2020, our borrowings were 45% and 47%, respectively, of the purchase price of our investment properties. At June 30, 2021 our cash and cash equivalents balance was $11.3 million.

In the next twelve months, we have six mortgage loans maturing with an aggregate principal balance of $95.4 million, some of which we have the intent to refinance, and some of which we may repay by drawing on the line of credit. In addition, two of our mortgage loans, on Marketplace at Tech Center and Coastal North Town Center, respectively, each have covenants that require us to calculate an assumed debt service coverage ratio (the “Assumed DSCR”) within 30 days of August 1, 2021 and to promptly thereafter make principal paydowns or deposit additional collateral to achieve a minimum Assumed DSCR of at least 0.975 to 1.00. The minimum assumed debt service coverage ratio is calculated by dividing (1) adjusted net cash flow by (2) the aggregate principal and interest projected to be due and payable over the twelve month period subsequent to the date of calculation based upon an imputed interest rate equal to ten percent (10%). We expect to pay a combined total of approximately $15,000 to achieve the minimum Assumed DSCR at the two properties. We intend to finance these principal paydowns by drawing on the Credit Facility. For information related to our debt maturities reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our June 30, 2021 Notes to Consolidated Financial Statements in Item 1.

To preserve cash for the payment of operating and other expenses, such as debt payments, during the second quarter of 2020 our board of directors rescinded the distribution that was declared in the first quarter of 2020, and we did not declare another distribution until June 29, 2021. We also suspended our DRP and SRP. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020. On June 29, 2021, we reinstated the DRP and the SRP and declared a distribution on our common stock in the amount of $0.135600 per share to stockholders of record as of June 30, 2021, that was paid on or about July 26, 2021. The effective date of the DRP reinstatement was July 22, 2021 and was available for this distribution. The first share repurchases following the reinstatement of the SRP will be on August 16, 2021.

We have delayed making non-essential capital improvements and other non-essential capital expenditures at our properties since the onset of the pandemic, where possible, to reduce expenses and preserve cash and expect to continue to delay non-essential capital expenditures until they become essential or until the adverse effects of the COVID-19 pandemic on our tenants subside or there is better clarity on our tenants’ ability and willingness to pay rent and meet other lease obligations and, ultimately, the performance of our shopping centers. As we have seen rent collections increasing during 2021, we have been gradually returning to capital expenditures at our properties, and we do not expect the delay in making these capital expenditures to have any material effect on our tenants or our ability to lease space. In the second quarter of 2021, we spent $162 less (7% less) on capital expenditures than we did in the second quarter of 2020. Because we intend to gradually increase capital expenditures as rent collections increase, we do not anticipate a material effect on our liquidity from returning to pre-pandemic levels of capital expenditures, assuming the businesses of our tenants negatively affected by the COVID-19 pandemic continue to improve or they otherwise pay their rent.

As of June 30, 2021, we have paid all interest and principal amounts when due, and are in compliance with all financial covenants related to the Credit Facility as amended.

Cash Flow Analysis

	Six Months Ended June 30,		Change
	2021	2020	2021 vs. 2020
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$23,698	$13,376	$10,322
Net cash flows (used in) provided by investing activities	$(2,317)	$34,776	$(37,093)
Net cash flows used in financing activities	$(19,806)	$(20,988)	$1,182

Operating activities

The increase in cash from operating activities during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to an increase in tenant collections during 2021.

Investing activities

	Six Months Ended June 30,		Change
	2021	2020	2021 vs. 2020
	(Dollar amounts in thousands)
Capital expenditures	$(2,317)	$(2,479)	$162
Proceeds from sale of investment properties	—	37,255	(37,255)
Net cash (used in) provided by investing activities	$(2,317)	$34,776	$(37,093)

Cash was used by our investing activities in the six months ended June 30, 2020 compared to the cash provided in the six months ended June 30, 2021. The primary reason for the change from the prior year was our receipt of $37.3 million of proceeds from the sale of three properties during January 2020.

Financing activities

	Six Months Ended June 30,		Change
	2021	2020	2021 vs. 2020
	(Dollar amounts in thousands)
Total changes related to debt	$(19,806)	$(12,289)	$(7,517)
Proceeds from the distribution reinvestment plan, net of shares repurchased	—	2,142	(2,142)
Distributions paid	—	(10,841)	10,841
Net cash used in financing activities	$(19,806)	$(20,988)	$1,182

During the six months ended June 30, 2021, cash used to meet debt obligations increased $7.5 million from the six months ended June 30, 2020 primarily due to higher net paydowns of debt in the six months ended June 30, 2021. During the six months ended June 30, 2020, we generated proceeds from the sale of shares pursuant to the DRP of $4.5 million. For the six months ended June 30, 2020, share repurchases were $2.4 million. During the six months ended June 30, 2020, we paid $10.8 million in distributions. The decreases in distributions paid, proceeds from DRP and share repurchases in 2021 compared to 2020 are due to the suspensions of the authorization and payment of distributions, the DRP and the SRP, respectively.

Distributions

Distributions when declared have typically been paid quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the six months ended June 30, 2021 and 2020 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Six Months Ended June 30,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operations
2021	$4,886	$0.135600	$—	$—	$—	$23,698
2020	$—	$—	$6,294	$4,547	$10,841	$13,376

(1)	Distributions were funded by cash flow from operations and cash on hand during the six months ended June 30, 2020. The distribution paid in 2020 was declared in the fourth quarter of 2019.

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, we have not paid any distributions since the first quarter of 2020. On June 29, 2021, the board declared a distribution of $0.135600 per share to common stockholders of record as of June 30, 2021 that was be paid on or about July 26, 2021.

Results of Operations

The following discussions are based on our consolidated financial statements for the three and six months ended June 30, 2021 and 2020. Dollar amounts are stated in thousands.

This section describes and compares our results of operations for the three and six months ended June 30, 2021 and 2020. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented. A total of 44 investment properties (which are all of the properties we currently own) that were acquired on or before January 1, 2020 represent our “same store” properties during the three and six months ended June 30, 2021 and 2020. “Non-same store,” as reflected in the table below, consists of properties sold after January 1, 2020. For the three and six months ended June 30, 2021 and 2020, three properties that were sold constituted non-same store properties.

Net operating income is a supplemental non-GAAP performance measure that we believe is useful to investors in measuring the operating performance of our property portfolio because our primary business is the ownership of real estate, and net operating income excludes various items included in GAAP net income that do not relate to, or are not indicative of, our property operating performance, such as depreciation and amortization and parent-level corporate expenses (including general and administrative expenses). Same store net operating income is useful because it eliminates differences in net operating income resulting from the acquisition or disposition of properties during the periods presented and therefore provides a better comparison of the operating performance of our properties between periods.

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three and six months ended June 30, 2021 and 2020, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

Comparison of the three months ended June 30, 2021 and June 30, 2020

	Total			Same Store			Non-Same Store
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Rental income	$29,147	$25,449	$3,698	$29,147	$25,449	$3,698	$—	$—	$—
Other property income	62	53	9	62	53	9	—	—	—
Total income	$29,209	$25,502	$3,707	$29,209	$25,502	$3,707	$—	$—	$—

Property operating expenses	$4,857	$3,836	$1,021	$4,857	$3,836	$1,021	$—	$—	$—
Real estate tax expense	3,678	3,784	(106)	3,678	3,784	(106)	—	—	—
Total property operating expenses	$8,535	$7,620	$915	$8,535	$7,620	$915	$—	$—	$—

Property net operating income	$20,674	$17,882	$2,792	$20,674	$17,882	$2,792	$—	$—	$—

Straight-line income (expense), net	$(115)	$319	$(434)
Amortization of intangibles and lease incentives	$139	207	(68)
General and administrative expenses	(918)	(1,447)	529
Business management fee	(2,236)	(2,231)	(5)
Depreciation and amortization	(12,218)	(12,833)	615
Interest expense	(5,801)	(6,279)	478
Interest and other income	29	69	(40)
Net loss	$(446)	$(4,313)	$3,867

Net loss. Net loss was $446 and $4,313 for the three months ended June 30, 2021 and 2020, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended June 30, 2021 with the results of the same investment properties owned during the three months ended June 30, 2020, property net operating income increased $2,792, total property income increased $3,707, and total property operating expenses including real estate tax expense increased $915.

The increase in “same store” total property income is primarily due to a decrease in bad debt expense and an increase in recovery income due to higher expenses during the three months ended June 30, 2021. See Note 5 – “Leases” for additional information regarding the effects of deferred rent and bad debt on rental income.

None of our properties were considered “non-same store” during the three months ended June 30, 2021 and 2020.

Straight-line income (expense), net. Straight-line income (expense), net decreased $434 in 2021 compared to 2020. This decrease is primarily due to lower rent abatements during the three months ended June 30, 2021.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives decreased $68 in 2021 compared to 2020. The decrease is primarily attributable to below market intangibles being fully amortized during 2020.

General and administrative expenses. General and administrative expenses decreased $529 in 2021 compared to 2020. This decrease is primarily due to decreased legal and other professional costs for the three months ended June 30, 2021.

Business management fee. Business management fees increased $5 in 2021 compared to 2020.

Depreciation and amortization. Depreciation and amortization decreased $615 in 2021 compared to 2020. The decrease is primarily due to fully amortized assets in 2021 compared to 2020.

Interest expense. Interest expense decreased $478 in 2021 compared to 2020. The decrease is primarily due to lower average interest rates and a decrease in average debt outstanding in 2021 compared to 2020.

Interest and other income. Interest and other income decreased $40 in 2021 compared to 2020.

Comparison of the six months ended June 30, 2021 and June 30, 2020

	Total			Same Store			Non-Same Store
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Rental income	$58,821	$55,438	$3,383	$58,822	$55,254	$3,568	$—	$184	$(184)
Other property income	110	114	(4)	110	114	(4)	—	—	—
Total income	$58,931	$55,552	$3,379	$58,932	$55,368	$3,564	$—	$184	$(184)

Property operating expenses	$10,375	$9,132	$1,243	$10,375	$9,095	$1,280	$—	37	$(37)
Real estate tax expense	7,348	7,422	(74)	7,348	7,384	(36)	—	38	(38)
Total property operating expenses	$17,723	$16,554	$1,169	$17,723	$16,479	$1,244	$—	$75	$(75)

Property net operating income	$41,208	$38,998	$2,210	$41,209	$38,889	$2,320	$—	$109	$(109)

Straight-line income (expense), net	$(136)	$257	$(393)
Intangible amortization and inducement	285	779	(494)
General and administrative expenses	(2,231)	(2,687)	456
Business management fee	(4,470)	(4,460)	(10)
Depreciation and amortization	(24,673)	(26,137)	1,464
Interest expense	(11,843)	(12,777)	934
Interest and other income	86	93	(7)
Net loss	$(1,774)	$(5,934)	$4,160

Net loss. Net loss was $1,774 and $5,934 for the six months ended June 30, 2021 and 2020, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the six months ended June 30, 2021 with the results of the same investment properties owned during the six months ended June 30, 2020, property net operating income increased $2,210, total property income increased $3,379, and total property operating expenses including real estate tax expense increased $1,169.

The increase in “same store” total property income is primarily due to a decrease in bad debt partially offset by a decrease in base rent due to lower average occupancy and lower average rents due to the effects of the COVID-19 pandemic that led to rent abatements and amendments to leases mostly with tenants receiving protection from bankruptcy laws and a decrease in termination income during the six months ended June 30, 2021. See Note 5 – “Leases” for additional information regarding the effects of deferred rent and bad debt on rental income.

“Non-same store” total property net operating income decreased $109 during 2021 compared to 2020. The decrease was due to three properties sold in the first quarter of 2020. On a “non-same store” basis, total property income decreased $184 and total property operating expenses decreased $75 during the six months ended June 30, 2021.

Straight-line income (expense), net. Straight-line income (expense), net decreased $393 in 2021 compared to 2020. This decrease is primarily due to an increase in scheduled rental increases during the six months ended June 30, 2021.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives decreased $494 in 2021 compared to 2020. The decrease is primarily attributable to lower below market intangible write-offs during the six months ended June 30, 2021.

General and administrative expenses. General and administrative expenses decreased $456 in 2021 compared to 2020. This decrease is primarily due to decreased legal and other professional costs for the six months ended June 30, 2021.

Business management fee. Business management fees increased $10 in 2021 compared to 2020.

Depreciation and amortization. Depreciation and amortization decreased $1,464 in 2021 compared to 2020. The decrease is primarily due to fully amortized assets in 2021 compared to 2020.

Interest expense. Interest expense decreased $934 in 2021 compared to 2020. The decrease is primarily due to lower average interest rates and a decrease in average debt outstanding in 2021 compared to 2020.

Interest and other income. Interest and other income decreased $7 in 2021 compared to 2020.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the six months ended June 30, 2021. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	41	201,211	$22.51	$21.93	2.6%	4.3	$0.16
Comparable New Leases	7	12,686	$30.38	$30.17	0.7%	7.3	$25.93
Non-Comparable New and Renewal Leases (a)	22	118,947	$14.46	N/A	N/A	3.4	$4.74
Total	70	332,844

(a)

Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rent amounts and leases signed where the previous and current lease do not have similar lease structures.

Lease extensions are treated as renewals and included in the above table only if the lease extension period exceeds any abatement period. Seven leases comprising 33,373 square feet (14.0% of total renewal square footage) renewed during the six months ended June 30, 2021 were extended early in connection with COVID-19 related abatement or deferral agreements.

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

Our FFO and MFFO for the six months ended June 30, 2021 and 2020 are calculated as follows:

		Six Months Ended June 30,
		2021	2020
		(Dollar amounts in thousands)
	Net loss	$(1,774)	$(5,934)
Add:	Depreciation and amortization related to investment properties	24,673	26,137
	Funds from operations (FFO)	22,899	20,203

Less:	Amortization of acquired market lease intangibles, net	(334)	(828)
	Straight-line income (expense), net	136	(257)
	Modified funds from operations (MFFO)	$22,701	$19,118

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our June 30, 2021 Notes to Consolidated Financial Statements in Item 1.

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

As of June 30, 2021, we had outstanding debt of $611.2 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 1.69% to 5.21% per annum. The weighted average interest rate was 3.49%, which includes the effect of interest rate swaps. As of June 30, 2021, the weighted average years to maturity for our mortgages and credit facility payable was 2.2 years.

As of June 30, 2021, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $138.4 million and a fair value of $137.3 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $4.5 million at June 30, 2021. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $4.7 million at June 30, 2021.

As of June 30, 2021, we had $109.7 million of debt or 17.9% of our total debt, excluding mortgage premium and unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 3.27% per annum. We had variable rate debt subject to swap agreements of $363.1 million, or 59.4% of our total debt, excluding mortgage premium and unamortized debt issuance costs, at June 30, 2021.

If interest rates on all debt which bears interest at variable rates as of June 30, 2021 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $0.9 million annually. If interest rates on all debt which bears interest at variable rates as of June 30, 2021 decreased by 1% (100 basis points), interest expense would not change earnings and cash flows primarily due to the impact of the LIBOR floor on the Revolving Credit Facility.

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

Derivatives

For information related to our derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our June 30, 2021 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

The spread of the novel coronavirus (COVID-19) at various times and in various locations throughout the U.S., and its future impacts are uncertain and hard to measure, but it has already had material adverse effects on our business, and these effects may recur and could be more severe, depending in part on the effectiveness of vaccinations and treatments and the willingness and ability of people to be vaccinated, the severity and duration of the pandemic in the U.S. and its immediate and lingering economic effects.

The continued spread of the COVID-19 pandemic globally has had, and could have a further, material adverse effect on the global and U.S. economies as a whole, as well as the states and cities where we own properties in particular, leading to significant adverse impacts on economic activity as well as significant volatility and lack of liquidity in financial markets, including commercial lending markets.

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

The impact of the COVID-19 pandemic and the threats posed by new variants such as the Delta variant have been rapidly evolving and are ever-changing. The coronavirus outbreak has negatively impacted almost every industry directly or indirectly at various times since its onset, particularly the travel, hotel and retail industries, and businesses that rely on or require close personal contact, such as theaters, live entertainment venues, gyms and exercise facilities, health and wellness service providers and beauty salons, restaurants and bars. Many of our tenants have been required for certain periods by the local, state or federal authorities to cease or limit operations thereby preventing them from generating revenue. Our tenants rely on retail customers and many of their businesses require close personal contact. Even if not prevented by the local, state or federal authorities, concern regarding the transmission of COVID-19 has impacted, and may continue to impact, the willingness of persons to engage in in-person commerce which will likely further result in reductions in customer foot traffic and reduced demand for our tenants’ products and services and may diminish the demand for space and the corresponding amounts of rent we can obtain for our properties and harm our tenants’ ability or willingness to pay us rent.

As disclosed in our reports filed with the Securities and Exchange Commission since the onset of the pandemic, there were periods during which we collected less than all rent billed, and rent billed did not include amounts that we agreed to defer. In addition, in 2020 following the onset of the pandemic we finalized payment plans with tenants totaling $8.1 million in total rent, and future deferrals may be needed if, for example, the Delta variant or a new variant of COVID-19 and measures taken to combat it again adversely affect our tenants. Rent deferrals reduce our cash available to pay operating expenses and service our debt obligations, even if we are able to reflect the deferred amounts as income in our financial statements. When the deferred rent becomes due, our tenants will be required to pay these deferred rent amounts in addition to the regular rent due, which may be difficult or impossible for tenants whose businesses have not recovered to pre-pandemic levels or are otherwise not performing well. Any rent forgiveness or additional deferrals would further reduce our available cash.

Enforcing our rights as landlord against tenants who fail to pay rent or otherwise do not comply with the terms of their leases may be costly and may consume valuable time and resources, and even if we obtain a judgment, tenants that have been severely impacted may not be able to pay us what we are owed. Our ability to recover amounts under the terms of our leases may further be restricted or delayed if moratoriums are imposed by governments in light of the COVID-19 pandemic on landlord-initiated commercial eviction and collection actions. When any of our tenants, or any guarantor of a tenant’s lease obligations, files for bankruptcy, we could be further adversely affected due not only to loss of revenue but also because the bankruptcy may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates. Even if co-tenancy rights do not exist at centers affected by anchor store closings, we may nevertheless be negatively affected because other tenants may experience downturns in their businesses that could further threaten their ongoing ability to continue paying rent and remain solvent. Further, certain of our tenants may not be eligible for or may not be successful in securing stimulus funds under government aid programs, if any, and there is no assurance they will pay rent even if they qualify.

As referenced above, a decrease in demand for in-person retail businesses has made and could continue to make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates, and we could incur significant re-leasing costs and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer. Leasing spreads for 2020 were only 2.0% for new leases and -1.8% for renewals. Leasing spreads for the first quarter of 2021 were -1.8% for renewals. Leasing spreads for the first six months of 2021 were 0.7% for new leases and 2.6% for renewals. Some tenants that have been or are forced to close or have had their operations severely limited by government order or some other government action or whose customers and potential customers change their habits in light of the coronavirus, e.g., by shopping more online, may go out of business, which could have a material impact on occupancy at our properties and may continue to materially impact our results. To the extent that unemployment is high and government assistance decreases significantly from recent levels, for example, if unemployment assistance provided by the U.S. government is decreased or discontinued, retail consumer spending may correspondingly decrease, and our tenants may be materially adversely affected and forced to close. Additionally, many manufacturers of goods and suppliers and processors of food in many countries experienced complete or partial shut downs and may not be able to function at full capacity in an attempt to curb the spread of the illness. If the spread of new variants of COVID-19 were to continue despite vaccines and other measures taken to contain it, this could lead to additional temporary or long-term disruptions in supply chains and may also impact the operations of our tenants, further impacting their revenues and ability to pay rent when due.

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

We rely on the Business Manager to manage our day-to-day operations. Non-essential businesses were previously closed and have been and may in the future be subject to limited operations in Illinois per the order of the Governor of Illinois, including our corporate headquarters in Oak Brook. Though many people are able to work remotely, the business and operations of our Business Manager and its affiliates may also be adversely impacted by the coronavirus outbreak, including illness or quarantine of members of its workforce, which may negatively impact its ability to provide us services to the same degree as it had prior to the outbreak and may adversely affect our financial reporting systems and internal controls and procedures and increase vulnerability to security breaches, information technology disruptions and other similar events.

The full extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which remain uncertain and cannot be predicted with confidence but could be material. The situation is ever-changing, and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any reliable prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged outbreak (e.g., of new strains or variants of the virus) despite the discovery and availability of vaccines as well as continued efforts to mitigate the spread of the virus could again have a material impact on the cash rents that we are able to collect and would materially and adversely affect our business, results of operations and financial condition.

Many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic, including but not limited to risk factors related to the economy, competition (including e-commerce and online sales), leasing, debt financing, tenant bankruptcies, distributions, share repurchases, and anchor tenants. We suspended distributions, distribution reinvestments under our DRP, and share repurchases under our share repurchase program in response to the effects of and uncertainties surrounding the pandemic, and we may do so again in the future.

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

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, our board of directors suspended our SRP effective on June 26, 2020. No shares were repurchased during the period covered by this quarterly report. Any unfulfilled repurchase requests will automatically roll over for processing under the terms and conditions of the SRP when we restart the plan, unless a stockholder withdraws the request for repurchase.

On June 29, 2021, we announced the reinstatement and lifting of the suspension of our share repurchase program and adoption of the fourth amendment and restatement of the program. The effective date of the SRP reinstatement and the Fourth Amended and Restated Share Repurchase Program (the “Fourth SRP”) is August 12, 2021.

Our board of directors has amended and restated the SRP primarily to accommodate requests for Exceptional Repurchases the deadline for which overlapped with the aforementioned suspension of the SRP. Pursuant to the Fourth SRP, any written request for treatment as an Exceptional Repurchase due to the death or qualifying disability of an owner that occurred between June 1, 2019 and May 31, 2020 (inclusive) will be timely received by us no later than January 31, 2022, and any written request for treatment as an Exceptional Repurchase due to the death or qualifying disability of an owner that occurred between June 1, 2020 and July 31, 2021, (inclusive) will be timely received if received by us no later than July 31, 2022.

The first repurchase under the SRP following its reinstatement, subject to the funding limit and the other terms and conditions of the SRP, will be on August 16, 2021.  Requests for repurchase received on or before July 30, 2021, that are in good order and submitted in accordance with the terms and conditions of the SRP will be eligible to be considered for repurchase in the aforementioned August 16, 2021, repurchase. Per our letter to stockholders dated May 27, 2020, any unfulfilled repurchase requests that were in good order and accepted for processing have automatically rolled over and remain as repurchase requests under the terms and conditions of the SRP following the reinstatement, unless the stockholder has withdrawn the request for repurchase. Repurchases of shares requested for Exceptional Repurchases have priority under the SRP over other repurchases and we expect that Exceptional Repurchases will consume all of the funds available for the August 16, 2021 repurchase.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

Exhibit Index

Exhibit No.	Description

3.1

Second Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on October 11, 2012 (file number 333-176775))

3.2

Inland Real Estate Income Trust, Inc. Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 16, 2018 (file number 000-55146))

3.3

Inland Real Estate Income Trust, Inc. Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 16, 2018 (file number 000-55146))

3.4

Second Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 13, 2015 (file number 000-55146))

4.1

Fourth Amended and Restated Share Repurchase Program effective August 12, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 29, 2021 (file number 000-55146))

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	August 10, 2021

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	August 10, 2021