Form 10-Q
period 2021-09-30
Inland Real Estate Income Trust, Inc.
filed 2021-11-10
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

Yes  ☐    No  ☒

As of November 9, 2021, there were 36,040,928 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Assets:
Investment properties held and used:
Land	$267,946	$267,946
Building and other improvements	991,045	987,181
Total	1,258,991	1,255,127
Less accumulated depreciation	(236,055)	(207,764)
Net investment properties held and used	1,022,936	1,047,363
Cash and cash equivalents	8,352	12,906
Restricted cash	5,907	1,079
Accounts and rent receivable, net	18,212	21,851
Acquired lease intangible assets, net	61,397	71,539
Operating lease right-of-use asset, net	14,679	15,013
Other assets	6,530	6,299
Total assets	$1,138,013	$1,176,050

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$601,861	$628,718
Accounts payable and accrued expenses	10,624	8,977
Operating lease liability	24,304	24,035
Distributions payable	4,882	—
Acquired intangible liabilities, net	38,948	41,658
Due to related parties	2,555	5,348
Other liabilities	16,362	23,355
Total liabilities	699,536	732,091

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 35,999,449 and 36,022,368 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	36	36
Additional paid in capital	810,249	810,210
Accumulated distributions and net loss	(360,819)	(348,719)
Accumulated other comprehensive loss	(10,989)	(17,568)
Total stockholders’ equity	438,477	443,959
Total liabilities and stockholders’ equity	$1,138,013	$1,176,050

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income:
Rental income	$29,599	$27,643	$88,971	$84,519
Other property income	60	29	170	143
Total income	29,659	27,672	89,141	84,662

Expenses:
Property operating expenses	5,040	4,460	15,817	13,994
Real estate tax expense	3,784	3,557	11,132	10,979
General and administrative expenses	1,169	1,185	3,400	3,872
Business management fee	2,239	2,231	6,709	6,691
Depreciation and amortization	12,110	13,149	36,783	39,286
Total expenses	24,342	24,582	73,841	74,822

Other Income (Expense):
Interest expense	(5,876)	(6,283)	(17,719)	(19,060)
Interest and other income	—	2	86	95
Net loss	$(559)	$(3,191)	$(2,333)	$(9,125)

Net loss per common share, basic and diluted	$(0.02)	$(0.09)	$(0.06)	$(0.25)

Weighted average number of common shares outstanding, basic and diluted	36,035,194	36,022,221	36,026,879	36,020,594

Comprehensive income (loss):
Net loss	$(559)	$(3,191)	$(2,333)	$(9,125)
Unrealized (loss) gain on derivatives	(163)	(32)	740	(16,514)
Reclassification adjustment for amounts included in net loss	2,132	1,935	5,839	3,908
Comprehensive income (loss)	$1,410	$(1,288)	$4,246	$(21,731)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended September 30, 2021
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2021	36,025,578	$36	$810,242	$(355,379)	$(12,958)	$441,941

Distributions declared ($0.135600 per share)	—	—	—	(4,881)	—	(4,881)
Proceeds from distribution reinvestment plan	104,328	—	1,886	—	—	1,886
Shares repurchased	(130,457)	—	(1,886)	—	—	(1,886)
Unrealized loss on derivatives	—	—	—	—	(163)	(163)
Reclassification adjustment for amounts included in net loss	—	—	—	—	2,132	2,132
Equity-based compensation	—	—	7	—	—	7
Net loss	—	—	—	(559)	—	(559)
Balance at September 30, 2021	35,999,449	$36	$810,249	$(360,819)	$(10,989)	$438,477

For the three months ended September 30, 2020
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2020	36,020,345	$36	$810,173	$(344,265)	$(21,417)	$444,527

Unrealized loss on derivatives	—	—	—	—	(32)	(32)
Reclassification adjustment for amounts included in net loss	—	—	—	—	1,935	1,935
Equity-based compensation	1,876	—	19	—	—	19
Net loss	—	—	—	(3,191)	—	(3,191)
Balance at September 30, 2020	36,022,221	$36	$810,192	$(347,456)	$(19,514)	$443,258

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the nine months ended September 30, 2021
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	36,022,368	$36	$810,210	$(348,719)	$(17,568)	$443,959

Distributions declared ($0.271200 per share)	—	—	—	(9,767)	—	(9,767)
Proceeds from distribution reinvestment plan	104,328	—	1,886	—	—	1,886
Shares repurchased	(130,457)	—	(1,886)	—	—	(1,886)
Unrealized gain on derivatives	—	—	—	—	740	740
Reclassification adjustment for amounts included in net loss	—	—	—	—	5,839	5,839
Equity-based compensation	3,210	—	39	—	—	39
Net loss	—	—	—	(2,333)	—	(2,333)
Balance at September 30, 2021	35,999,449	$36	$810,249	$(360,819)	$(10,989)	$438,477

For the nine months ended September 30, 2020
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2019	35,799,388	$36	$805,722	$(338,331)	$(6,908)	$460,519

Distributions declared ($0.226875 per share)	—	—	—	(8,173)	—	(8,173)
Rescission of Q1 2020 distribution (See Note 8)	—	—	—	8,173	—	8,173
Proceeds from distribution reinvestment plan	225,940	—	4,547	—	—	4,547
Shares repurchased	(6,730)	—	(127)	—	—	(127)
Unrealized loss on derivatives	—	—	—	—	(16,514)	(16,514)
Reclassification adjustment for amounts included in net loss	—	—	—	—	3,908	3,908
Equity-based compensation	3,623	—	50	—	—	50
Net loss	—	—	—	(9,125)	—	(9,125)
Balance at September 30, 2020	36,022,221	$36	$810,192	$(347,456)	$(19,514)	$443,258

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,333)	$(9,125)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,783	39,286
Amortization of debt issuance costs and mortgage premiums, net	578	436
Amortization of acquired market leases, net	(488)	(1,324)
Amortization of equity-based compensation	39	50
Reduction in the carrying amount of the right-of-use-asset	334	351
Straight-line income, net	(219)	(1,129)
Other non-cash adjustments	78	31
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,310	2,630
Accounts and rent receivable	3,858	(2,680)
Due to related parties	(2,793)	(1,941)
Operating lease liability	269	252
Other liabilities	(449)	(1,108)
Other assets	(503)	496
Net cash flows provided by operating activities	36,464	26,225

Cash flows from investing activities:
Capital expenditures	(3,869)	(2,863)
Proceeds from sale of investment properties	—	37,255
Net cash flows (used in) provided by investing activities	(3,869)	34,392

Cash flows from financing activities:
Payment of credit facility	(8,097)	(43,022)
Proceeds from credit facility	72,097	31,000
Payment of mortgages payable	(91,435)	(563)
Payment of debt issuance costs	—	(273)
Proceeds from the distribution reinvestment plan	1,886	4,547
Shares repurchased	(1,886)	(2,405)
Distributions paid	(4,886)	(10,841)
Net cash flows used in financing activities	(32,321)	(21,557)

Net increase in cash, cash equivalents and restricted cash	274	39,060
Cash, cash equivalents and restricted cash, at beginning of the period	13,985	5,533
Cash, cash equivalents and restricted cash, at end of period	$14,259	$44,593

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:

Cash paid for interest	$17,134	$18,617

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$35	$292

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

On June 29, 2021, the Company announced the reinstatement, and lifting of the suspension, of its DRP. The effective date of the DRP reinstatement was July 22, 2021. The Company also announced the reinstatement and lifting of the suspension of its share repurchase program and its adoption of the fourth amendment and restatement of the program, with the first repurchase having occurred on August 16, 2021. See Note 3 – “Equity” for additional details.

At September 30, 2021, the Company owned 44 retail properties, totaling 6,481,262 square feet. The properties are located in 21 states. At September 30, 2021, the portfolio had a weighted average physical occupancy of 94.1% and economic occupancy of 94.6%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 18, 2021, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2021, except as noted below.

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

Significant Risks and Uncertainties related to COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties is the potential further adverse effect of the current pandemic of the novel coronavirus, or COVID-19. A number of our tenants had temporarily closed their stores during 2020 and requested rent deferral or rent abatement during this pandemic. The Company’s deferred rent balance is $814 at September 30, 2021, which is significantly lower than the deferred rent balance of $4,457 at December 31, 2020 due primarily to collections during the nine months ended September 30, 2021.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	September 30,
	2021	2020
Cash and cash equivalents	$8,352	$43,514
Restricted cash	5,907	1,079
Total cash, cash equivalents, and restricted cash	$14,259	$44,593

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. As of September 30, 2021, there were 35,999,449 shares of common stock outstanding including 5,678,544 shares issued through the DRP, net of 3,223,091 shares repurchased through the SRP.

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

There were $1,886 and zero distributions reinvested through the DRP during the three months ended September 30, 2021 and 2020, respectively. Distributions reinvested through the DRP were $1,886 and $4,547 for the nine months ended September 30, 2021 and 2020, respectively. See Note 1 – “Organization” for discussion on the suspension of the DRP during 2020 and the first half of 2021.

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

On June 29, 2021, the Company announced the reinstatement and lifting of the suspension of its share repurchase program and its adoption of the fourth amendment and restatement of the program. The effective date of the SRP reinstatement and the Fourth Amended and Restated Share Repurchase Program (the “Fourth SRP”) was August 12, 2021.

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

The first repurchase under the SRP following its reinstatement, subject to the funding limit and the other terms and conditions of the SRP, was on August 16, 2021.

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

Repurchases through the SRP were $1,886 and zero for the three months ended September 30, 2021 and 2020, respectively. Repurchases through the SRP were $1,886 and $127 for the nine months ended September 30, 2021 and 2020, respectively. There was zero liability related to the SRP at September 30, 2021 and December 31, 2020. See Note 1 – “Organization” for further discussion on the suspension of the SRP that was still in effect as of December 31, 2020.

NOTE 4 – DISPOSITIONS

The Company sold three properties in January 2020 and collected proceeds of $37,255 net of selling costs upon completion of the three sales.

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

Rental income related to the Company's operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rental income - fixed payments	$23,649	$21,609	$70,970	$66,577
Rental income - variable payments (a)	5,796	5,538	17,513	16,618
Amortization of acquired market leases, net	154	496	488	1,324
Rental income	$29,599	$27,643	$88,971	$84,519

(a)	Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The Company continues to monitor the impact of the COVID-19 pandemic on the collectability of lease obligations. As of September 30, 2021, the Company’s accounts and rent receivable, net balance was $18,212, which was net of an allowance for bad debts of $2,050 and included $814 of deferred rent receivable related to COVID-19 agreements negotiated with tenants. As of December 31, 2020, the Company’s accounts and rent receivable, net balance was $21,851, which was net of an allowance for bad debts of $4,638 and included $4,457 of deferred rent receivable related to COVID-19 agreements negotiated with tenants. Such agreements generally allow tenants to defer the payment of a portion of rent with no substantive changes to the consideration in the original lease. Consistent with the guidance in the Lease Modification Q&A issued by the FASB, such deferrals affect the timing, but not the amount, of the lease obligations. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivable as tenant obligations accrue and continues to recognize rental income.

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Intangible assets:
Acquired in-place lease value	$156,918	$156,918
Acquired above market lease value	45,742	45,742
Accumulated amortization	(141,263)	(131,121)
Acquired lease intangibles, net	$61,397	$71,539
Intangible liabilities:
Acquired below market lease value	$70,260	$70,260
Accumulated amortization	(31,312)	(28,602)
Acquired below market lease intangibles, net	$38,948	$41,658

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization recorded as amortization expense:
Acquired in-place lease value	$2,518	$3,647	$7,920	$10,680
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(748)	$(760)	$(2,222)	$(2,289)
Acquired below market leases	902	1,256	2,710	3,613
Net rental income increase	$154	$496	$488	$1,324

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2021 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2021 (remainder of year)	$2,450	$745	$890
2022	7,630	2,657	3,385
2023	6,429	2,468	3,118
2024	5,403	2,305	2,936
2025	3,530	2,030	2,737
Thereafter	14,349	11,401	25,882
Total	$39,791	$21,606	$38,948

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of September 30, 2021 and December 31, 2020, the Company had the following mortgages and credit facility payable:

	September 30, 2021		December 31, 2020
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$124,847	3.91%	$163,738	4.25%
Variable rate mortgages payable with swap agreements	199,052	3.42%	251,595	3.33%
Variable rate mortgages payable without swap agreements	684	1.69%	684	1.75%
Mortgages payable	$324,583	3.61%	$416,017	3.69%
Credit facility payable	279,000	3.18%	215,000	3.89%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$603,583	3.41%	$631,017	3.76%
Add: Unamortized mortgage premiums	40		419
Less: Unamortized debt issuance costs	(1,762)		(2,718)
Total debt	$601,861		$628,718

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $603,583 and $631,017 as of September 30, 2021 and December 31, 2020, respectively, and its estimated fair value was $598,310 and $625,751 as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, scheduled principal payments and maturities on the Company’s debt were as follows:

	September 30, 2021
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2021 (remainder of the year)	$401	$6,247	$—	$6,648
2022	615	101,537	129,000	231,152
2023	326	77,438	150,000	227,764
2024	341	—	—	341
2025	295	92,656	—	92,951
Thereafter	—	44,727	—	44,727
Total	$1,978	$322,605	$279,000	$603,583

Credit Facility Payable

The Company’s credit facility (the “Credit Facility”) consists of a $200,000 revolving credit facility (the “Revolving Credit Facility”) and a $150,000 term loan (the “Term Loan”) and has an accordion feature that allows for an increase in available borrowings up to $700,000, subject to certain conditions.

At September 30, 2021, the Company had $129,000 outstanding under the Revolving Credit Facility and $150,000 outstanding under the Term Loan. At September 30, 2021, the interest rates on the Revolving Credit Facility and the Term Loan were 1.90% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions under the Company’s control. The Term Loan matures on August 1, 2023. As of September 30, 2021, the Company had a maximum amount of $71,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Amended and Restated Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility. At September 30, 2021, there were 30 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. On September 29, 2020, the Company entered into a first amendment to the Company’s Amended and Restated Credit Agreement dated as of August 1, 2018 with KeyBank National Association individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and Merrill Lynch Pierce, Fenner & Smith Incorporated (now BofA Securities, Inc.) as joint lead arrangers, and other lenders from time to time parties to the agreement. This amendment provided a waiver of the minimum tangible net worth requirement for three consecutive quarters beginning with the quarter ended September 30, 2020. In exchange, our leverage ratio may be increased only to 62.5% (formerly 65%) for two consecutive fiscal quarters two times prior to the facility termination date, the Company was restricted, during this waiver period, from making any share repurchases or distributions without lender approval, a LIBOR floor of 25 basis points will remain in effect for the remainder of the term, and the Company paid a set fee to the arranging bank and all the participating lenders. As of September 30, 2021, the Company is in compliance with all financial covenants related to the Credit Facility as amended.

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2021, the Company was current on all of its debt service payments. As of September 30, 2021, there were two mortgage loans with aggregate unpaid principal balances of $62,089 that have covenant violations that were not events of default and only required cash maintenance accounts be established for their two mortgaged properties. For one of those two properties and an additional mortgaged property, the mortgage loans have covenants that required the Company to calculate an assumed debt service coverage ratio (the “Assumed DSCR”) and to make principal paydowns or deposit additional collateral to achieve a minimum Assumed DSCR of at least 0.975 to 1.00. On September 30, 2021, the Company drew on its Credit Facility and used cash on hand to make principal paydowns on those two loans totaling $13,793, and are now in compliance with those covenants.

All other mortgage loans were in compliance with their financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of September 30, 2021, the weighted average years to maturity for the Company’s mortgages payable was 2.5 years. For mortgage loans maturing in the next twelve months, the Company intends to repay amounts due with cash flows from operating activities, proceeds from refinancing such mortgage loans, cash on hand or proceeds available under the Revolving Credit Facility.

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

The following table summarizes the Company’s interest rate swap contracts outstanding as of September 30, 2021.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at September 30, 2021
Liabilities
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	6,114	(49)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	48,001	(407)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(237)
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	(238)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(1,609)
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	41,348	(844)
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	36,089	(675)
June 5, 2017	May 31, 2017	May 15, 2022	1.90%	14,700	(165)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	60,000	(2,705)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(1,127)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(1,129)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	40,000	(1,804)
				$349,052	$(10,989)

(a)   Receive floating rate index based upon one-month LIBOR. At September 30, 2021, the one-month LIBOR was 0.08%.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2021	2020	2021	2020
Effective portion of derivatives	$(163)	$(32)	$740	$(16,514)
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$2,132	$1,935	$5,839	$3,908

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $5,876 and $6,283, for the three months ended September 30, 2021 and 2020, respectively. The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $17,719 and $19,060 for the nine months ended September 30, 2021 and 2020, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive income (loss) is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income (loss) into income in the next twelve months is $6,568.

NOTE 8 – DISTRIBUTIONS

In 2020, due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, during the second quarter the Company’s board of directors rescinded the distribution that was declared in the first quarter of 2020, and the Company did not declare any additional distributions until June 29, 2021, when the Company declared a distribution to stockholders of record as of June 30, 2021 in the amount of $0.135600 per share, that was paid on or about July 26, 2021. On or about October 7, 2021, the Company paid a distribution to stockholders of record as of September 30, 2021 in the amount of $0.135600 per share.

The table below presents the distributions paid, declared and rescinded during the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Distributions paid (1)	$4,886	$—	$4,886	$10,841
Distributions declared (2)	$4,881	$—	$9,767	$8,173
Distributions rescinded (2)	$—	$—	$—	$(8,173)

(1)	The distribution paid in 2020 was authorized in the fourth quarter of 2019 and paid during the first quarter of 2020 to stockholders of record as of December 31, 2019.
(2)	The distribution declared during the first quarter of 2020 was rescinded during the second quarter.

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss in the three and nine months ended September 30, 2021, 5,385 shares and 4,501 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of the net loss in the three and nine months ended September 30, 2020, 2,098 shares and 3,952 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 11 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units are issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares are included in common stock outstanding on the date of vesting. Restricted share units are included in common stock outstanding on the date they are transferred to the non-employee director or their beneficiary. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $7 and $39, in the aggregate, for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the Company had $28 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.2 years. The total fair value at the vesting date for restricted shares and restricted share units that vested during the nine months ended September 30, 2021 and 2020 was $54 and $46, respectively. The total fair value at the vesting date for restricted shares and restricted share units that vested during the three months ended September 30, 2021 and 2020 was zero.

A summary table of the status of the restricted shares and restricted share units is presented below:

	Restricted Shares	Restricted Share Units
Outstanding at December 31, 2020	6,457	683
Granted	—	5
Vested	(2,774)	(436)
Outstanding at September 30, 2021	3,683	252

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, retail real estate, for the nine months ended September 30, 2021 and 2020.

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2020. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid amounts as of
		2021	2020	2021	2020	September 30, 2021	December 31, 2020
General and administrative reimbursements	(a)	$351	$415	$1,063	$1,205	$220	$237

Real estate management fees		$1,153	$1,105	$3,542	$2,974	$—	$387
Property operating expenses		329	357	1,001	1,123	—	178
Construction management fees		—	17	5	26	3	4
Leasing fees		87	52	216	158	94	77
Total real estate management related costs	(b)	$1,569	$1,531	$4,764	$4,281	$97	$646

Business management fees	(c)	$2,239	$2,231	$6,709	$6,691	$2,238	$4,465

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2021
Interest rate swap agreements - Other assets	$—	$—	$—	$—
Interest rate swap agreements - Other liabilities	$—	$10,989	$—	$10,989
December 31, 2020
Interest rate swap agreements - Other assets	$—	$—	$—	$—
Interest rate swap agreements - Other liabilities	$—	$17,568	$—	$17,568

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

NOTE 15 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to September 30, 2021 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Share Repurchases

On October 18, 2021, the Company funded the repurchase of 61,566 shares for $890 under the SRP.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, as filed with the Securities and Exchange Commission on August 10, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the Securities and Exchange Commission on May 11, 2021 and in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 18, 2021, some of which are summarized below:

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

•

We have incurred net losses on a U.S. generally accepted accounting principles (“U.S. GAAP”) basis for the three and nine months ended September 30, 2021 and 2020 and for the year ended December 31, 2020;

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
•

The Company’s strategic plan may continue to evolve or change over time, and there is no assurance we will be able to successfully achieve our board’s objectives under the strategic plan, including making strategic sales or purchases of properties, redeveloping properties or listing our common stock, within the timeframe we expect or would prefer or at all;

•

We intend to pursue redevelopment activities, which are subject to a number of risks, including, but not limited to: expending resources to determine the feasibility of the project or projects that are then not pursued or completed; construction delays or cost overruns; failure to meet anticipated occupancy or rent levels within the projected time frame, if at all; exposure to fluctuations in the general economy due to the significant time lag between commencing and completing the project; and reduced rental income during the period of time we are  redeveloping an asset or assets;

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

The following discussion and analysis relates to the three and nine months ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

On March 5, 2021, our board of directors determined an estimated per share net asset value of our common stock of $18.08 as of December 31, 2020. At September 30, 2021, we had total assets of $1.1 billion on our balance sheet and owned 44 properties located in 21 states containing 6.5 million square feet. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. As of September 30, 2021, 86% of our annualized base rental income was generated from grocery-anchored or grocery shadow-anchored shopping centers. A grocery shadow-anchored shopping center is a shopping center which we own that is located near a grocery store that we do not own but that generates traffic for our shopping center. The portfolio properties have staggered lease maturity dates. Grocery tenants accounted for 15.2% of our annualized base rent (“ABR”) as of September 30, 2021.

COVID-19 Pandemic

We continue to monitor the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our business and locations, including how it is impacting our tenants and vendors. The Company’s deferrals, modifications and rent abatements have proven effective helping our tenants endure the economic impacts of the pandemic. As of September 30, 2021, our deferred rent balance was $0.8 million, down from $4.5 million at December 31, 2020 due primarily to collections during the nine months ended September 30, 2021. We recognized bad debt recoveries of $1.5 million in the nine months ended September 30, 2021, based on favorable trends in collections from our tenants impacted by the pandemic. As of September 30, 2021, we are not aware of any of our tenants being in bankruptcy. Tenants with which we have agreed to defer rent have generally been paying both their regular rental obligations as well as the amounts of deferred rent during the nine months ended September 30, 2021. See Note 5 – “Leases” for additional information.

However, we are unable to predict with certainty the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties, including the effects of the emergence and potential and actual spreading of the Delta variant or any other variant of COVID-19 in the U.S.

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

Company Update – Strategic Plan

On February 11, 2019, our board of directors approved a strategic plan with the goal of providing a future liquidity event to investors and creating long-term stockholder value. The strategic plan centered around owning a portfolio of grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team continually evaluates possibilities for the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. Of the Company’s 842 leasable spaces, there are 113 occupied non-grocery big box (anchor spaces of at least 10,000 square feet) and three vacant big box spaces in the portfolio as of October 31, 2021. As part of the strategic plan, we sold three properties in the first quarter of 2020. We used the proceeds to pay down the Revolving Credit Facility. We are not actively marketing any properties as of the date of this quarterly report on Form 10-Q. We believe increasing the size and profitability of the Company would enhance our ability to complete a successful liquidity event, and to that end we seek and evaluate potential acquisitions and may, for example, opportunistically acquire a portfolio of retail properties that we believe complements our existing portfolio in terms of relevant characteristics such as tenant mix, demographics and geography and is consistent with our plan to own a portfolio substantially all of which is comprised of grocery-anchored or shadow-anchored properties. We may also consider other transactions, such as redeveloping certain of our properties or portions of certain of our properties, for example, big-box spaces, to repurpose them for alternative commercial uses. We expect to consider liquidity events, including listing our common stock on a national securities exchange, but given our intention to opportunistically grow the portfolio, execute redevelopment opportunities, and execute strategic sales and acquisitions in the context of fluid and rapidly changing retail market conditions resulting from the effects of the COVID-19 pandemic and other complex factors such as competition with our tenants from internet businesses, the state of the commercial real estate market and financial markets, our ability to raise capital on terms that are acceptable to the Company in light of the use of the proceeds and general economic conditions, we do not know when we will complete a liquidity event. There is no assurance, particularly in light of the uncertainties inherent in the unpredictable nature of the COVID-19 pandemic, that the Company will be able to successfully implement its strategic plan, for example by making strategic sales or purchases of properties or listing the Company’s common stock, within the timeframe we would prefer or at all.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of September 30, 2021
Number of properties	44
Purchase price	$1,346,514
Total square footage	6,481,262
Weighted average physical occupancy	94.1%
Weighted average economic occupancy	94.6%
Weighted average remaining lease term (years)	4.6

The table below presents information for each of our investment properties as of September 30, 2021.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	169,558	100.0%	100.0%	—	—
Park Avenue (a)	Little Rock, AR	79,131	66.7%	89.9%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	97.5%	97.5%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	95.0%	95.0%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	97.8%	97.8%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	86.1%	86.1%	—	—
Dogwood Festival (a)	Flowood, MS	187,610	81.4%	81.4%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	100.0%	100.0%	—	—
Harris Plaza (a)	Layton, UT	125,965	95.0%	95.0%	—	—
Dixie Valley	Louisville, KY	119,981	94.1%	94.1%	6,798	3.43%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	94.9%	94.9%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	97.9%	97.9%	—	—
Harvest Square	Harvest, AL	70,590	92.1%	92.1%	6,279	4.65%
Heritage Square (a)	Conyers, GA	22,510	95.8%	95.8%	—	—
The Shoppes at Branson Hills (a)	Branson, MO	256,329	95.4%	95.4%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	95.9%	95.9%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	96.1%	96.1%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	98.3%	98.3%	13,100	3.24%
Eastside Junction	Athens, AL	79,675	85.7%	85.7%	5,834	4.60%
Fairgrounds Crossing (a)	Hot Springs, AR	155,127	100.0%	100.0%	—	—
Prattville Town Center (a)	Prattville, AL	168,842	100.0%	100.0%	—	—
Regal Court	Shreveport, LA	363,061	96.2%	96.2%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza (a)	Jacksonville, NC	42,219	79.0%	79.0%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	89.7%	89.7%	—	—
White City	Shrewsbury, MA	256,974	97.0%	97.0%	48,001	3.24%
Yorkville Marketplace (a)	Yorkville, IL	111,591	93.6%	93.6%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	97.6%	98.2%	13,700	3.30%
Marketplace at El Paseo (a)	Fresno, CA	224,683	98.7%	99.4%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	81.4%	81.4%	17,475	4.25%
Milford Marketplace	Milford, CT	111,995	86.7%	86.7%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,763	91.2%	91.2%	76,532	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	97.8%	97.8%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	91.6%	91.6%	—	—
Marketplace at Tech Center	Newport News, VA	210,505	73.4%	78.4%	36,089	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,690	95.3%	95.3%	41,348	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	98.1%	98.1%	—	—
Pentucket Shopping Center	Plaistow, NH	198,469	98.0%	98.0%	14,700	3.65%
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
Portfolio total		6,481,262	94.1%	94.6%	$324,583	3.61%

(a)	Property is included in the pool of unencumbered properties under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of September 30, 2021.

Tenant Name	Number of Leases	Annualized Base Rent (a)	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	4	$3,374	3.7%	$13.52	249,493	3.9%
The TJX Companies, Inc.	12	3,073	3.3%	9.97	308,253	4.8%
Ross Dress for Less, Inc.	10	2,673	2.9%	10.20	262,080	4.0%
Ulta Salon, Cosmetics & Fragrance Inc.	10	2,373	2.6%	22.61	104,958	1.6%
Albertsons/Jewel/Shaw's	2	2,304	2.5%	18.02	127,892	2.0%
PetSmart	7	2,032	2.2%	14.67	138,578	2.1%
Dicks Sporting Goods, Inc.	4	2,012	2.2%	11.13	180,766	2.8%
LA Fitness (Fitness International)	2	1,966	2.1%	21.94	89,600	1.4%
Kohl's Department Stores	4	1,888	2.0%	5.68	332,461	5.1%
Giant Eagle	1	1,805	2.0%	13.96	129,340	2.0%
Top ten tenants	56	$23,500	25.5%	$12.22	1,923,421	29.7%

(a)

We have entered into rent deferral agreements with certain tenants above that have generally been heavily impacted by the effects of the COVID-19 pandemic, which is a majority of the top ten tenants. To the extent we have agreed with a tenant to defer rent due in the base year to a later period, that deferred rent is still reflected in the annualized base rent amount above.

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at September 30, 2021.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,329,910	21.7%	11.3%
Grocery	1,084,647	17.7%	15.2%
Home Goods	954,002	15.6%	8.9%
Lifestyle, Health Clubs, Books & Phones	733,837	12.0%	16.1%
Restaurant	529,533	8.6%	16.8%
Apparel & Accessories	433,995	7.1%	8.9%
Consumer Services, Salons, Cleaners, Banks	269,419	4.4%	7.7%
Pet Supplies	245,245	4.0%	4.3%
Sporting Goods	205,596	3.3%	2.8%
Health, Doctors & Health Foods	171,564	2.8%	5.4%
Other	171,324	2.8%	2.6%
Total	6,129,072	100.0%	100.0%

The following table sets forth a summary, as of September 30, 2021, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	52%	5.4
Junior Box	5,000-9,999	13%	4.4
Small Shop	Less than 5,000	35%	3.7
Total		100%	4.6

Lease Expirations

The following table sets forth a summary, as of September 30, 2021, of lease expirations scheduled to occur during the remainder of 2021 and each of the calendar years from 2022 to 2030 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to September 30, 2021. Annualized base rent represents the rent in-place of the applicable property at September 30, 2021. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $83,017 or $17.74 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2021 (including month-to-month)	43	186,306	3.0%	$2,486	2.7%	$13.34
2022	93	439,961	7.2%	8,132	8.8%	18.48
2023	113	966,351	15.8%	13,027	14.1%	13.48
2024	114	799,387	13.0%	14,943	16.2%	18.69
2025	115	815,321	13.3%	14,602	15.9%	17.91
2026	82	497,688	8.1%	8,332	9.0%	16.74
2027	45	573,363	9.4%	8,246	9.0%	14.38
2028	32	601,697	9.8%	6,275	6.8%	10.43
2029	14	173,341	2.8%	2,511	2.7%	14.49
2030	15	138,400	2.3%	2,214	2.4%	16.00
Thereafter	41	937,257	15.3%	11,402	12.4%	12.17
Leased Total	707	6,129,072	100.0%	$92,170	100.0%	$15.04

Liquidity and Capital Resources

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on mortgage loans and Credit Facility	•	Cash receipts from our tenants
•	Property operating expenses	•	Sale of shares through the DRP (when distributions are paid and reinvested)
•	General and administrative expenses	•	Proceeds from new or refinanced mortgage loans
•	Distributions to stockholders	•	Borrowing on our Credit Facility
•	Fees payable to our Business Manager and Real Estate Manager	•	Proceeds from sales of real estate (if any)*
•	Repurchases of shares under the SRP (only if there are DRP proceeds)	•	Proceeds from issuance of securities (if any) other than through the DRP*
•	Acquisitions of real estate directly or through joint ventures
•	Capital expenditures, tenant improvements and leasing commissions
•	Redevelopments of entire properties or certain spaces within our properties*

* - We cannot provide any assurance that we will be able to sell properties or issue new securities to raise capital when we would like, for example, to increase the proportion of grocery-anchored or shadow-anchored properties or increase the size of our portfolio of properties, or under terms that would be acceptable to us considering factors such as the anticipated use of the proceeds.

During January 2020, we completed the sale of three properties generating net proceeds of $37.3 million. We are not currently actively marketing any properties and do not expect any strategic sales to occur until the effects of the COVID-19 pandemic on retail commercial real estate have subsided.

At September 30, 2021, we had $129 million outstanding under the Revolving Credit Facility and $150 million outstanding under the Term Loan. At September 30, 2021 the interest rates on the Revolving Credit Facility and the Term Loan were 1.90% and 4.29%, respectively. The Revolving Credit Facility matures on August 1, 2022, and we have the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions under the Company’s control. We plan to refinance or extend the Revolving Credit Facility before August 1, 2022. The Term Loan matures on August 1, 2023. As of October 31, 2021, we had $71 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, and assuming compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would shrink availability under the Credit Facility. Our leverage ratio generally cannot exceed 60%, provided however that two times during the term of our Revolving Credit Facility our leverage ratio may be 62.5% for two consecutive quarters. Our leverage ratio was 49.5% as of September 30, 2021, as defined in the Revolving Credit Facility agreement.

As of September 30, 2021, we had total debt outstanding of $603.6 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.41% per annum. As of September 30, 2021, the weighted average years to maturity for our debt was 2.0 years. As of September 30, 2021 and December 31, 2020, our borrowings were 45% and 47%, respectively, of the purchase price of our investment properties. At September 30, 2021 our cash and cash equivalents balance was $8.4 million.

In the next twelve months, we have seven mortgage loans maturing with an aggregate principal balance of $108.8 million, which we intend to repay with cash flows from operating activities, proceeds from refinancing such mortgage loans, cash on hand or proceeds available under the Revolving Credit Facility.

Two of our mortgage loans, on Marketplace at Tech Center and Coastal North Town Center, respectively, each have covenants that required us to calculate an assumed debt service coverage ratio (the “Assumed DSCR”) and make principal paydowns or deposit additional collateral to achieve a minimum Assumed DSCR of at least 0.975 to 1.00. The minimum assumed debt service coverage ratio was calculated by dividing (1) adjusted net cash flow by (2) the aggregate principal and interest projected to be due and payable over the twelve month period subsequent to the date of calculation based upon an imputed interest rate equal to ten percent (10%). On

September 30, 2021, we drew on the Credit Facility and used cash on hand to pay a combined total of $13.8 million to achieve the minimum Assumed DSCR at the two properties. For information related to our debt maturities reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our September 30, 2021 Notes to Consolidated Financial Statements in Item 1.

To preserve cash for the payment of operating and other expenses, such as debt payments, during the second quarter of 2020 our board of directors rescinded the distribution that was declared in the first quarter of 2020, and we did not declare another distribution until June 29, 2021. We also suspended our DRP and SRP. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020. On June 29, 2021, we reinstated the DRP and the SRP and declared a distribution on our common stock in the amount of $0.135600 per share to stockholders of record as of June 30, 2021, that was paid on or about July 26, 2021. The effective date of the DRP reinstatement was July 22, 2021 and was available for this distribution. The first share repurchases following the reinstatement of the SRP were on August 16, 2021 and totaled $1.9 million. On or about October 7, 2021, we paid a distribution on our common stock in the amount of $0.135600 per share to stockholders of record as of September 30, 2021.

We have delayed making non-essential capital improvements and other non-essential capital expenditures at our properties since the onset of the pandemic, where possible, to preserve cash and expect to continue to delay non-essential capital expenditures until they become essential or until the risk of adverse effects of the COVID-19 pandemic on our tenants subsides and there is clarity on our tenants’ ability and willingness to pay rent and meet other lease obligations and, ultimately, on the performance of our shopping centers. As we have seen rent collections increasing during 2021, we have been gradually funding capital expenditures at our properties, and we do not expect the delay in making these capital expenditures to have any material effect on our tenants or our ability to lease space. In the nine months ended September 30, 2021, we spent $1.0 million more (35% more) on capital expenditures than we did in the nine months ended September 30, 2020. Additionally, we do not anticipate a material effect on our liquidity from returning to pre-pandemic levels of capital expenditures, assuming the businesses of our tenants negatively affected by the COVID-19 pandemic continue to improve or they otherwise pay their rent.

As of September 30, 2021, we have paid all interest and principal amounts when due, and are in compliance with all financial covenants related to the Credit Facility as amended.

Cash Flow Analysis

	Nine Months Ended September 30,		Change
	2021	2020	2021 vs. 2020
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$36,464	$26,225	$10,239
Net cash flows (used in) provided by investing activities	$(3,869)	$34,392	$(38,261)
Net cash flows used in financing activities	$(32,321)	$(21,557)	$(10,764)

Operating activities

The increase in cash from operating activities during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to an increase in tenant collections during 2021.

Investing activities

	Nine Months Ended September 30,		Change
	2021	2020	2021 vs. 2020
	(Dollar amounts in thousands)
Capital expenditures	$(3,869)	$(2,863)	$(1,006)
Proceeds from sale of investment properties	—	37,255	(37,255)
Net cash (used in) provided by investing activities	$(3,869)	$34,392	$(38,261)

Cash was used by our investing activities in the nine months ended September 30, 2021 compared to the cash provided in the nine months ended September 30, 2020. The primary reason for the change from the prior year was our receipt of $37.3 million of proceeds from the sale of three properties during January 2020.

Financing activities

	Nine Months Ended September 30,		Change
	2021	2020	2021 vs. 2020
	(Dollar amounts in thousands)
Total changes related to debt	$(27,435)	$(12,858)	$(14,577)
Proceeds from the distribution reinvestment plan, net of shares repurchased	—	2,142	(2,142)
Distributions paid	(4,886)	(10,841)	5,955
Net cash used in financing activities	$(32,321)	$(21,557)	$(10,764)

During the nine months ended September 30, 2021, cash used to fund debt obligations increased $14.6 million from the nine months ended September 30, 2020 primarily due to higher net paydowns of debt in the nine months ended September 30, 2021. During the nine months ended September 30, 2021 and 2020, we generated proceeds from the sale of shares pursuant to the DRP of $1.9 million and $4.5 million, respectively. For the nine months ended September 30, 2021 and 2020, share repurchases were $1.9 million and $2.4 million, respectively. During the nine months ended September 30, 2021 and 2020, we paid $4.9 million and $10.8 million, respectively, in distributions. The decreases in distributions paid, proceeds from DRP and share repurchases in 2021 compared to 2020 are due to the suspensions of the authorization and payment of distributions, the DRP and the SRP, respectively.

Distributions

Distributions when declared are paid quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the nine months ended September 30, 2021 and 2020 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Nine Months Ended September 30,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operations
2021	$9,767	$0.271200	$3,000	$1,886	$4,886	$36,464
2020	$—	$—	$6,294	$4,547	$10,841	$26,225

(1)

Distributions were funded by cash flow from operating activities and cash on hand during the nine months ended September 30, 2021. The distribution paid in 2020 was declared in the fourth quarter of 2019.

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, we had not paid any distributions since the first quarter of 2020. On or about July 26, 2021, a distribution of $0.135600 per share to common stockholders of record as of June 30, 2021 was paid. On or about October 7, 2021, a distribution of $0.135600 per share to common stockholders of record as of September 30, 2021 was paid.

Results of Operations

The following discussions are based on our consolidated financial statements for the three and nine months ended September 30, 2021 and 2020. Dollar amounts are stated in thousands.

This section describes and compares our results of operations for the three and nine months ended September 30, 2021 and 2020. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented. A total of 44 investment properties (which are all of the properties we currently own) that were acquired on or before January 1, 2020 represent our “same store” properties during the three and nine months ended September 30, 2021 and 2020. “Non-same store,” as reflected in the table below, consists of properties sold after January 1, 2020. For the three and nine months ended September 30, 2021 and 2020, three properties that were sold constituted non-same store properties.

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

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three and nine months ended September 30, 2021 and 2020, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

Comparison of the three months ended September 30, 2021 and September 30, 2020

	Total			Same Store			Non-Same Store
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Rental income	$29,519	$26,700	$2,819	$29,519	$26,700	$2,819	$—	$—	$—
Other property income	60	29	31	60	29	31	—	—	—
Total income	$29,579	$26,729	$2,850	$29,579	$26,729	$2,850	$—	$—	$—

Property operating expenses	$4,839	$4,259	$580	$4,839	$4,259	$580	$—	$—	$—
Real estate tax expense	3,784	3,557	227	3,784	3,557	227	—	—	—
Total property operating expenses	$8,623	$7,816	$807	$8,623	$7,816	$807	$—	$—	$—

Property net operating income	$20,956	$18,913	$2,043	$20,956	$18,913	$2,043	$—	$—	$—

Straight-line income (expense), net	$(247)	$269	$(516)
Amortization of intangibles and lease incentives	$126	473	(347)
General and administrative expenses	(1,169)	(1,185)	16
Business management fee	(2,239)	(2,231)	(8)
Depreciation and amortization	(12,110)	(13,149)	1,039
Interest expense	(5,876)	(6,283)	407
Interest and other income	—	2	(2)
Net loss	$(559)	$(3,191)	$2,632

Net loss. Net loss was $559 and $3,191 for the three months ended September 30, 2021 and 2020, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended September 30, 2021 with the results of the same investment properties owned during the three months ended September 30, 2020, property net operating income increased $2,043, total property income increased $2,850, and total property operating expenses including real estate tax expense increased $807.

The increase in “same store” total property income is primarily due to a decrease in bad debt expense and an increase in recovery income due to higher expenses during the three months ended September 30, 2021. See Note 5 – “Leases” for additional information regarding the effects of deferred rent and bad debt on rental income.

None of our properties were considered “non-same store” during the three months ended September 30, 2021 and 2020.

Straight-line income (expense), net. Straight-line income (expense), net decreased $516 in 2021 compared to 2020. This decrease is primarily due to increased write-offs of straight-line income balances partially offset by lower rent abatements during the three months ended September 30, 2021.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives decreased $347 in 2021 compared to 2020. The decrease is primarily attributable to lower below market intangibles write-offs during the three months ended September 30, 2021.

General and administrative expenses. General and administrative expenses decreased $16 in 2021 compared to 2020.

Business management fee. Business management fees increased $8 in 2021 compared to 2020.

Depreciation and amortization. Depreciation and amortization decreased $1,039 in 2021 compared to 2020. The decrease is primarily due to fully amortized assets in 2021 compared to 2020.

Interest expense. Interest expense decreased $407 in 2021 compared to 2020. The decrease is primarily due to lower average interest rates and a decrease in average debt outstanding in 2021 compared to 2020.

Interest and other income. Interest and other income decreased $2 in 2021 compared to 2020.

Comparison of the nine months ended September 30, 2021 and September 30, 2020

	Total			Same Store			Non-Same Store
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Rental income	$88,340	$82,138	$6,202	$88,340	$81,955	$6,385	$—	$183	$(183)
Other property income	170	143	27	170	143	27	—	—	—
Total income	$88,510	$82,281	$6,229	$88,510	$82,098	$6,412	$—	$183	$(183)

Property operating expenses	$15,214	$13,391	$1,823	$15,214	$13,354	$1,860	$—	37	$(37)
Real estate tax expense	11,132	10,979	153	11,132	10,941	191	—	38	(38)
Total property operating expenses	$26,346	$24,370	$1,976	$26,346	$24,295	$2,051	$—	$75	$(75)

Property net operating income	$62,164	$57,911	$4,253	$62,164	$57,803	$4,361	$—	$108	$(108)

Straight-line income (expense), net	$(384)	$526	$(910)
Intangible amortization and inducement	412	1,252	(840)
General and administrative expenses	(3,400)	(3,872)	472
Business management fee	(6,709)	(6,691)	(18)
Depreciation and amortization	(36,783)	(39,286)	2,503
Interest expense	(17,719)	(19,060)	1,341
Interest and other income	86	95	(9)
Net loss	$(2,333)	$(9,125)	$6,792

Net loss. Net loss was $2,333 and $9,125 for the nine months ended September 30, 2021 and 2020, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the nine months ended September 30, 2021 with the results of the same investment properties owned during the nine months ended September 30, 2020, property net operating income increased $4,361, total property income increased $6,412, and total property operating expenses including real estate tax expense increased $2,051.

The increase in “same store” total property income is primarily due to a decrease in bad debt partially offset by a decrease in base rent due to lower average occupancy and lower average rents due to the effects of the COVID-19 pandemic that led to rent abatements and amendments to leases mostly with tenants receiving protection from bankruptcy laws and a decrease in termination income during the nine months ended September 30, 2021. See Note 5 – “Leases” for additional information regarding the effects of deferred rent and bad debt on rental income.

“Non-same store” total property net operating income decreased $108 during 2021 compared to 2020. The decrease was due to three properties sold in the first quarter of 2020. On a “non-same store” basis, total property income decreased $183 and total property operating expenses decreased $75 during the nine months ended September 30, 2021.

Straight-line income (expense), net. Straight-line income (expense), net decreased $910 in 2021 compared to 2020. This decrease is primarily due to write-offs of straight-line income balances and an increase in scheduled rental increases during the nine months ended September 30, 2021.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives decreased $840 in 2021 compared to 2020. The decrease is primarily attributable to lower below market intangible write-offs during the nine months ended September 30, 2021.

General and administrative expenses. General and administrative expenses decreased $472 in 2021 compared to 2020. This decrease is primarily due to decreased legal and other professional costs for the nine months ended September 30, 2021.

Business management fee. Business management fees increased $18 in 2021 compared to 2020.

Depreciation and amortization. Depreciation and amortization decreased $2,503 in 2021 compared to 2020. The decrease is primarily due to fully amortized assets in 2021 compared to 2020.

Interest expense. Interest expense decreased $1,341 in 2021 compared to 2020. The decrease is primarily due to lower average interest rates and a decrease in average debt outstanding in 2021 compared to 2020.

Interest and other income. Interest and other income decreased $9 in 2021 compared to 2020.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the nine months ended September 30, 2021. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	56	312,878	$20.02	$19.59	2.2%	4.4	$0.10
Comparable New Leases	11	34,429	$22.69	$19.07	19.0%	8.2	$13.33
Non-Comparable New and Renewal Leases (a)	37	168,080	$15.36	N/A	N/A	4.3	$8.30
Total	104	515,387

(a)

Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rent amounts and leases signed where the previous and current lease do not have similar lease structures.

Lease extensions are treated as renewals and included in the above table only if the lease extension period exceeds any abatement period. Seven leases comprising 33,373 square feet (9.2% of total renewal square footage) renewed during the nine months ended September 30, 2021 were extended early in connection with COVID-19 related abatement or deferral agreements.

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

Our FFO and MFFO for the nine months ended September 30, 2021 and 2020 are calculated as follows:

		Nine Months Ended September 30,
		2021	2020
		(Dollar amounts in thousands)
	Net loss	$(2,333)	$(9,125)
Add:	Depreciation and amortization related to investment properties	36,783	39,286
	Funds from operations (FFO)	34,450	30,161

Less:	Amortization of acquired market lease intangibles, net	(488)	(1,324)
	Straight-line income (expense), net	384	(526)
	Modified funds from operations (MFFO)	$34,346	$28,311

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our September 30, 2021 Notes to Consolidated Financial Statements in Item 1.

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

As of September 30, 2021, we had outstanding debt of $603.6 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 1.69% to 4.65% per annum. The weighted average interest rate was 3.41%, which includes the effect of interest rate swaps. As of September 30, 2021, the weighted average years to maturity for our mortgages and credit facility payable was 2.0 years.

As of September 30, 2021, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $124.8 million and a fair value of $123.5 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $4.2 million at September 30, 2021. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $4.4 million at September 30, 2021.

As of September 30, 2021, we had $129.7 million of debt or 21.5% of our total debt, excluding mortgage premium and unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 1.90% per annum. We had variable rate debt subject to swap agreements of $349.1 million, or 57.8% of our total debt, excluding mortgage premium and unamortized debt issuance costs, at September 30, 2021.

If interest rates on all debt which bears interest at variable rates as of September 30, 2021 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.1 million annually. If interest rates on all debt which bears interest at variable rates as of September 30, 2021 decreased by 1% (100 basis points), interest expense would not change earnings and cash flows primarily due to the impact of the LIBOR floor on the Revolving Credit Facility.

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

Derivatives

For information related to our derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our September 30, 2021 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors amend and supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, respectively.

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

The spread of the COVID-19 pandemic globally has had, and could have a further, material adverse effect on the global and U.S. economies as a whole, as well as the states and cities where we own properties in particular, leading to significant adverse impacts on economic activity as well as significant volatility and lack of liquidity in financial markets, including commercial lending markets.

A sustained downturn in the U.S. economy and reduced consumer spending, including reduced consumer activity at brick-and-mortar commercial establishments, due to the prolonged existence and threat of the COVID-19 pandemic caused an economic recession in the U.S. and has negatively impacted, and could further impact, the ability and willingness of many of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents is also likely to be negatively impacted by further recessions in the U.S. economy, which would result in a decline in our occupancy percentage and reduction in rental revenues as tenants default and leases expire over time. An increase in the number of co-tenancy claims at Harris Plaza or other properties could result if the occupancy at those properties falls below required thresholds or large spaces, such as the Bed Bath & Beyond at Harris Plaza vacated at the end of January 2021, otherwise go dark, which may provide remaining tenants at such a property with certain rights that may include the right to cease operations or stop paying or abate (reduce) rent owed. For example, another big box tenant at Harris Plaza is paying lower rent based on a percentage of sales and may terminate its lease if the Bed Bath & Beyond space is not re-leased within 18 months from the time the space was vacated.

Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity and ability to comply with the terms of, draw upon or increase the size of our Credit Facility, prospects and ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay future distributions to our stockholders would be materially adversely affected if a significant number of tenants become unable to meet their obligations to us. Also, there is no assurance that we will be able to refinance maturing debt on terms and conditions acceptable to us or at all. Debt levels may exceed the value of assets, making it more difficult for us to rent, refinance or sell the assets, which may lead to an asset being subject to foreclosure, a deed in lieu of foreclosure or another transaction with a lender on terms and conditions that may be unfavorable to us, particularly if we do not have enough cash or available credit to repay mortgages or other debts when they mature

The impact of the COVID-19 pandemic and the threats posed by new variants such as the Delta variant have been rapidly evolving and are ever-changing. The coronavirus outbreak has negatively impacted almost every industry directly or indirectly at various times since its onset, particularly the travel, hotel and retail industries, and businesses that rely on or require close personal contact, such as theaters, live entertainment venues, gyms and exercise facilities, health and wellness service providers and beauty salons, restaurants and bars. Many of our tenants have been required for certain periods by the local, state or federal authorities to cease or limit operations thereby preventing them from generating revenue. Our tenants rely on retail customers and many of their businesses require close personal contact. Even if not prevented by the local, state or federal authorities, concern regarding the transmission of COVID-19 has impacted, and may continue to impact, the willingness of persons to engage in in-person commerce which will likely further result in reductions in customer foot traffic and reduced demand for our tenants’ products and services and may diminish the demand for space and the corresponding amounts of rent we can obtain for our properties and harm our tenants’ ability or willingness to pay us rent.

As disclosed in our reports filed with the Securities and Exchange Commission since the onset of the pandemic, there were periods during which we collected less than all rent billed, and rent billed did not include amounts that we agreed to defer. In addition, in 2020 following the onset of the pandemic we finalized payment plans with tenants totaling $8.1 million in total rent, and future deferrals or abatements may be needed if, for example, the Delta variant or a new variant of COVID-19 and measures taken to combat it again adversely affect our tenants. Rent deferrals reduce our cash available to pay operating expenses and service our debt obligations, even if we are able to reflect the deferred amounts as income in our financial statements. When the deferred rent becomes due, our tenants will be required to pay these deferred rent amounts in addition to the regular rent due, which may be difficult or impossible for tenants whose businesses have not recovered to pre-pandemic levels or are otherwise not performing well. Any additional rent forgiveness or deferrals would further reduce our available cash.

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

As referenced above, a decrease in demand for in-person retail businesses has made and could continue to make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates, and we could incur significant re-leasing costs and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer. Leasing spreads for 2020 were only 2.0% for new leases and -1.8% for renewals. Leasing spreads for renewals during the third quarter of 2021 were only 1.3% and for the first nine months of 2021 were only 2.2%. Some tenants that have been or are forced to close or have had their operations severely limited by government order or some other government action or whose customers and potential customers change their habits in light of the coronavirus, e.g., by shopping more online, may go out of business, which could have a material impact on occupancy at our properties and may continue to materially impact our results. Unemployment assistance provided by the U.S. government in response to the COVID-19 pandemic has been discontinued, and to the extent that unemployment is high and government assistance is less than it has been, retail consumer spending may correspondingly decrease, and our tenants may be materially adversely affected and forced to close. Additionally, many manufacturers of goods and suppliers and processors of food in many countries experienced complete or partial shutdowns and may not be able to function at full capacity in an attempt to curb the spread of the illness. If the spread of new variants of COVID-19 were to continue despite vaccines and other measures taken to contain it, this could lead to continued disruptions in supply chains, and these disruptions may also impact the operations of our tenants, further impacting their revenues and ability to pay rent when due.

The business and operating results of our tenants may also be negatively impacted if an outbreak of the coronavirus occurs within their respective workforces or otherwise disrupts their management and other personnel, their supply chains or their ability to operate their businesses. Many companies have implemented policies and procedures designed to protect against the introduction of the coronavirus to the workforce, including permitting or requiring personnel to work offsite, among others. New changes in the work processes of our tenants could lead to disruptions, such as a reduced ability to effectively transact with customers and colleagues and a loss of IT system functionality due to unusual or excess burdens on IT infrastructures.

We rely on the Business Manager to manage our day-to-day operations. Non-essential businesses were previously closed and then subject to limited operations in Illinois per the order of the Governor of Illinois, including our corporate headquarters in Oak Brook, which could happen again if the spread of COVID-19 increases. Though many people are able to work remotely, the business and operations of our Business Manager and its affiliates may also be adversely impacted by the coronavirus outbreak, including illness or quarantine of members of its workforce, which may negatively impact its ability to provide us services to the same degree as it had prior to the outbreak and may adversely affect our financial reporting systems and internal controls and procedures and increase vulnerability to security breaches, information technology disruptions and other similar events.

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

On June 29, 2021, we announced the reinstatement and lifting of the suspension of our share repurchase program and adoption of the fourth amendment and restatement of the program. The effective date of the SRP reinstatement and the Fourth Amended and Restated Share Repurchase Program (the “Fourth SRP”) was August 12, 2021.

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

The first repurchase under the SRP following its reinstatement, subject to the funding limit and the other terms and conditions of the SRP, was on August 16, 2021. Requests for repurchase received on or before July 30, 2021, that are in good order and submitted in accordance with the terms and conditions of the SRP was eligible to be considered for repurchase in the aforementioned August 16, 2021, repurchase. Per our letter to stockholders dated May 27, 2020, any unfulfilled repurchase requests that were in good order and accepted for processing have automatically rolled over and remain as repurchase requests under the terms and conditions of the SRP following the reinstatement, unless the stockholder has withdrawn the request for repurchase. Repurchases of shares requested for Exceptional Repurchases have priority under the SRP over other repurchases and Exceptional Repurchases consumed all of the funds available for the August 16, 2021 repurchase.

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended September 30, 2021.

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 2021	—	—	$—	$—	—	1,801,118
August 2021	888,259	130,457	14.46	1,886	130,457	1,670,661
September 2021	1,235,999	—	—	—	—	1,670,661
Total	2,124,258	130,457	$—	$1,886	130,457

(1)Our SRP was announced on October 18, 2012.

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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	November 10, 2021

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	November 10, 2021