Form 10-K
period 2021-12-31
Inland Real Estate Income Trust, Inc.
filed 2022-03-16
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-55146

Inland Real Estate Income Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	45-3079597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

630-218-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

There is no established public market for the registrant’s shares of common stock. As of March 15, 2022, there were 36,079,247 shares of the registrant’s common stock outstanding.

 Auditor Name: KPMG LLPAuditor Location: Chicago, ILAuditor Firm ID: 185

INLAND REAL ESTATE INCOME TRUST, INC.

Summary of Risk Factors

The risk factors detailed in Item 1A titled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors. Those risks are not all of the risks we face. The following is a summary of the principal risk factors detailed in Item 1A that make an investment in our securities speculative or risky.

Risks Related to Our Business

•

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

•

We have incurred net losses on a basis in accordance with U.S. GAAP for the years ended December 31, 2021, 2020 and 2019 and may incur such net losses in the future, which has had and could in the future have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders.

•

The amount and timing of distributions, if any, may vary, and we suspended payment of our customary quarterly distributions from the first quarter of 2020 until July 2021. We have paid and may continue to pay distributions from sources other than cash flow from operations, including the proceeds of our DRP.

•

There is no established public trading market for our shares, and due to the uncertainty surrounding the COVID-19 pandemic our board of directors suspended our SRP from June 26, 2020 until August 2021 and could do so again in its discretion.

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

•	Market disruptions may adversely impact many aspects of our operating results and operating condition.
•	Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholders’ investment.
•	We may not be able to successfully implement the Strategic Plan adopted by our board of directors.
•	Development or redevelopments may expose us to additional risks.
•	Competition with other non-traditional and online grocery retailers may reduce our profitability.
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
•

Several of our retail tenants declared bankruptcy during the course of the COVID-19 pandemic, which has had adverse effects on our business, and the effects of these or future tenant bankruptcies may result in additional future adverse effects.

•	Inflation and continuing increases in the inflation rate may adversely affect our financial condition and results of operations.
•	We may be restricted from re-leasing space at our retail properties by provisions such as exclusivity provisions in other tenants’ leases.
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

General

Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company”, “we”, “our” or “us”) was incorporated on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. We have primarily focused on acquiring retail properties and intend to target a portfolio substantially all of which is comprised of grocery-anchored properties as described below. We have invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets such as office and medical office buildings, multi-family properties and industrial/distribution and warehouse facilities if our management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities (“CMBS”). Our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” is an indirect subsidiary of The Inland Group, LLC. Various affiliates of our Sponsor provide services to us. We have no employees and are externally managed and advised by IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager,” an indirect wholly owned subsidiary of our Sponsor. Our Business Manager is responsible for overseeing and managing our day-to-day operations. Our properties are managed by Inland Commercial Real Estate Services LLC, referred to herein as our “Real Estate Manager,” an indirect wholly owned subsidiary of our Sponsor.

At December 31, 2021, we owned 44 retail properties, totaling 6.5 million square feet. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. At December 31, 2021, grocery-anchored or grocery shadow-anchored shopping center properties represented 87% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center near a grocery store that generates traffic for the shopping center but is not a part of the shopping center. At December 31, 2021, our portfolio had weighted average physical and economic occupancy of 93.4% and 93.9%, respectively. As of December 31, 2021, 2020 and 2019, annualized base rent (“ABR”) per square foot averaged $17.79, $18.00 and $17.54, respectively, for all properties owned. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, including the effect of any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. Annualized base rent including ground leases averaged $15.04, $15.29 and $15.08 as of December 31, 2021, 2020 and 2019, respectively.

The Company has a strategic plan (the “Strategic Plan”) approved by its board of directors that includes the goals of providing future liquidity to investors and creating long-term stockholder value. The Strategic Plan is targeted toward owning a portfolio substantially all of which would be comprised of grocery-anchored properties with lower exposure to big box retailers. Of our 824 leased spaces, there are 116 non-grocery big box (anchor spaces of at least 10,000 square feet) in the portfolio, and of those five are vacant, and one is dark (meaning that the tenant is still obligated by their lease to pay rent but has vacated the space and left it unused) as of February 28, 2022. Consistent with the Strategic Plan, we sold three properties in January 2020 for aggregate net proceeds of approximately $37.2 million. At the time, we used the proceeds to pay down our revolving credit facility. For discussions of these sales, see Note 4 – “Dispositions” included in our December 31, 2021 Notes to Consolidated Financial Statements in Item 15.

Our management team and our board continually evaluate possibilities for the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. We are not actively marketing any properties as of the date of this annual report on Form 10-K. We believe increasing our size and profitability would enhance our ability to complete a successful liquidity event, and to that end we seek and evaluate potential acquisitions and may, for example, opportunistically acquire a portfolio of retail properties that we believe complements our existing portfolio in terms of relevant characteristics such as tenant mix, demographics and geography and is consistent with our plan to own a portfolio substantially all of which is comprised of grocery-anchored or shadow-anchored properties. We may also consider other transactions, such as redeveloping certain of our properties or portions of certain of our properties, for example, big-box spaces, to repurpose them for alternative commercial or multifamily residential uses. We expect to consider liquidity events, including listing our common stock on a national securities exchange, but given our intention to opportunistically grow the portfolio, execute redevelopment opportunities, and execute strategic sales and acquisitions in the context of (i) fluid and changing retail market conditions resulting from the effects of the COVID-19 pandemic and other complex factors such as (ii) competition with our tenants from internet businesses, (iii) the state of the commercial real estate market and financial markets, (iv) our ability to raise capital on terms that are acceptable to us in light of the use of the proceeds and (v) general economic conditions, we do not know when we will complete a liquidity event. There is no assurance, particularly in light of the uncertainties inherent in the unpredictable nature of the COVID-19 pandemic, that we will be able to successfully implement the Strategic Plan, for example by making strategic sales or purchases of properties or listing our common stock, within the timeframe we would prefer or at all.

Distribution Reinvestment Plan

Through the distribution reinvestment plan (“DRP”), we provide stockholders with the option to purchase additional shares from us by automatically reinvesting distributions, subject to certain share ownership restrictions. We do not pay any selling commissions or a marketing contribution and due diligence expense allowance in connection with the DRP.

To preserve cash for the payment of operating and other expenses, such as debt payments, our board of directors suspended distributions and rescinded the first quarter distribution that was expected to be paid on June 1, 2020 to stockholders of record on May 29, 2020. Our board of directors also suspended our DRP and share repurchase program. The suspension of the DRP was effective on June 6, 2020 and the suspension of the share repurchase program was effective on June 26, 2020. On June 29, 2021, we announced the reinstatement and lifting of the suspension of our DRP. The effective date of the DRP reinstatement was July 22, 2021.

The price per share for shares of common stock purchased under the DRP is equal to the Estimated Per Share NAV unless and until the shares become listed for trading. On March 5, 2021, we reported an estimated per share NAV of $18.08 and on March 4, 2022, we reported a new Estimated Per Share NAV of $20.20. Beginning with the first quarter 2022 distributions payable in April, shares sold through the DRP will be issued at a price equal to $20.20 until we update the Estimated Per Share NAV in 2023.

Distributions reinvested through the DRP were $3.7 million, $4.5 million and $19.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, in this environment, our board of directors suspended our SRP. The suspension of the SRP was effective on June 26, 2020. On June 29, 2021, we announced the reinstatement and lifting of the suspension of our SRP and our board adopted a fourth amended and restated SRP (the “Fourth SRP”). The Fourth SRP along with SRP reinstatement became effective on August 12, 2021.

Repurchases through the SRP were $2.8 million, $0.1 million and $9.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2020, we did not have an SRP liability due to the suspension of the SRP. At December 31, 2021, we did not have an SRP liability.

Segment Data

We currently view our real estate portfolio as one reportable segment in accordance with U.S. GAAP. Accordingly, we did not report any other segment disclosure for the years ended December 31, 2021, 2020 and 2019. For information related to our business segment, reference is made to Note 11 – “Segment Reporting” which is included in our December 31, 2021 Notes to Consolidated Financial Statements in Item 15.

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

Regulations - General

Our investments are subject to various federal, state, and local laws, ordinances and regulations, including, among other things, the Americans with Disabilities Act of 1990, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. Compliance with these regulations has not had a material adverse effect on our capital expenditures, competitive position, financial condition or results of operations, and management does not believe it will have such an impact in the future. We believe that we have all permits and approvals necessary under current law to operate our investments.

Regulations - Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments and foreign governments at various levels. Compliance with existing environmental laws has not had a material adverse effect on our capital expenditures, competitive position, financial condition or results of operations, and management does not believe it will have such an impact in the future. We cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we own an interest, or on properties that may be acquired directly or indirectly in the future. We do not believe that our existing portfolio as of December 31, 2021 will require us to incur material capital expenditures for environmental control facilities.

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

The factors described below represent our material risks. Other factors may exist that we do not consider material based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our stockholders

Risks Related to Our Business

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

The spread of the COVID-19 pandemic globally has impacted, and could have a further, material adverse effect on, the global and U.S. economies as a whole, as well as the states and cities where we own properties in particular, leading to significant adverse impacts on economic activity as well as significant volatility and lack of liquidity in financial markets, including commercial lending markets.

A sustained disruption in the U.S. economy and reduced consumer spending, including reduced consumer activity at brick-and-mortar commercial establishments, due to the prolonged existence and threat of the COVID-19 pandemic caused an economic recession in the U.S. and has negatively impacted, and could further impact, the ability and willingness of many of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents is also likely to be negatively impacted by further recessions in the U.S. economy, which would result in a decline in our occupancy percentage and reduction in rental revenues as tenants default and leases expire over time. Supply chain disruption and resulting inflationary pressures, a global labor shortage, and the ebb and flow of COVID-19, including in specific geographies, are currently impacting the pace of recovery and outlook. Several properties have dark or vacant anchor spaces, and an increase in the number of co-tenancy claims could result if the occupancy at those or additional properties falls below required thresholds or large spaces otherwise go dark, which may provide remaining tenants at such a property with certain rights that may include the right to cease operations or stop paying or abate (reduce) rent owed.

Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity and ability to comply with the terms of, draw upon or increase the size of our Credit Facility, prospects and ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay future distributions to our stockholders would be materially adversely affected if a significant number of tenants become unable to meet their obligations to us. Also, there is no assurance that we will be able to refinance maturing debt on terms and conditions acceptable to us or at all. Debt levels may exceed the value of assets, making it more difficult for us to rent, refinance or sell the assets, which may lead to an asset being subject to foreclosure, a deed in lieu of foreclosure or another transaction with a lender on terms and conditions that may be unfavorable to us, particularly if we do not have enough cash or available credit to repay mortgages or other debts when they mature.

The impact of the COVID-19 pandemic and the threats posed by new variants such as the Omicron variant have been rapidly evolving and are ever-changing. The coronavirus outbreak has negatively impacted almost every industry directly or indirectly at various times since its onset, particularly the travel, hotel and retail industries, and businesses that rely on or require close personal contact, such as theaters, live entertainment venues, gyms and exercise facilities, health and wellness service providers and beauty salons, restaurants and bars. Many of our tenants have been required for certain periods by the local, state or federal authorities to cease or limit operations thereby preventing them from generating revenue. Our tenants rely on retail customers and many of their businesses require close personal contact. Even if not prevented by the local, state or federal authorities, concern regarding the transmission of COVID-19 has impacted, and may continue to impact, the willingness of persons to engage in in-person commerce which will likely further result in reductions in customer foot traffic and reduced demand for our tenants’ products and services and may diminish the demand for space and the corresponding amounts of rent we can obtain for our properties and harm our tenants’ ability or willingness to pay us rent.

As disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) since the onset of the pandemic, there were periods during which we collected less than all rent billed, and rent billed did not include amounts that we agreed to defer. In addition, in 2020 following the onset of the pandemic we finalized payment plans with tenants totaling $8.1 million in total rent, and future deferrals or abatements may be needed if, for example, the Omicron variant or a new variant of COVID-19 and measures taken to combat it again adversely affect our tenants. Rent deferrals reduce our cash available to pay operating expenses and service our debt obligations, even if we are able to reflect the deferred amounts as income in our financial statements. When the deferred rent becomes due, our tenants will be required to pay these deferred rent amounts in addition to the regular rent due, which may be difficult or impossible for tenants whose businesses have not recovered to pre-pandemic levels or are otherwise not performing well. Any additional rent forgiveness or deferrals would further reduce our available cash.

Enforcing our rights as landlord against tenants who fail to pay rent or otherwise do not comply with the terms of their leases may be costly and may consume valuable time and resources, and even if we obtain a judgment, tenants that have been severely impacted may not be able to pay us what we are owed. Our ability to recover amounts under the terms of our leases may further be restricted or delayed if moratoriums are imposed by governments in light of the COVID-19 pandemic on landlord-initiated commercial eviction and collection actions. When any of our tenants, or any guarantor of a tenant’s lease obligations, files for bankruptcy, we could be further adversely affected due not only to loss of revenue but also because the bankruptcy may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates. Even if co-tenancy rights do not exist at centers affected by anchor store closings, we may nevertheless be negatively affected because other tenants may experience downturns in their businesses that could further threaten their ongoing ability to continue paying rent and remain solvent. Further stimulus funds or economic assistance under government aid programs may be unavailable and, to the extent available, certain of our tenants may not be eligible for or may not be successful in securing these funds, if any, and there is no assurance they will pay rent even if they qualify.

As referenced above, a decrease in demand for in-person retail businesses has made and could continue to make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates, and we could incur significant re-leasing costs and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer. Leasing spreads for 2021 were only 1.4% for new leases and 0.4% for renewals. Some tenants that have been or are forced to close or have had their operations severely limited by government order or some other government action or whose customers and potential customers change their habits in light of the coronavirus, e.g., by shopping more online, may go out of business, which could have a material impact on occupancy at our properties and may continue to materially impact our results. Unemployment assistance provided by the U.S. government in response to the COVID-19 pandemic has been discontinued, and to the extent that unemployment is high and government assistance is less than it has been, retail consumer spending may correspondingly decrease, and our tenants may be materially adversely affected and forced to close. Additionally, many manufacturers of goods and suppliers and processors of food in many countries experienced complete or partial shutdowns and may not be able to function at full capacity in an attempt to curb the spread of the illness. If the spread of new variants of COVID-19 were to continue despite the effects of vaccines and other measures taken to contain it, this could lead to continued disruptions in supply chains, and these disruptions may also impact the operations of our tenants, further impacting their revenues and ability to pay rent when due.

The business and operating results of our tenants may also be negatively impacted if an outbreak of the coronavirus occurs within their respective workforces or otherwise disrupts their management and other personnel, their supply chains or their ability to operate their businesses, including as a result of an overall labor shortage, lack of skilled labor, increased turnover or labor inflation caused by COVID-19 and vaccine requirements implemented by certain employers in response to COVID-19 mandating that some or all employees get vaccinated or provide proof of vaccination, or as a result of general macroeconomic factors. Many companies have implemented policies and procedures designed to protect against the introduction of the coronavirus to the workforce, including permitting or requiring personnel to work offsite, among others. Recent changes or new changes in the work processes of our tenants could lead to disruptions, such as a reduced ability to effectively transact with customers and colleagues and a loss of IT system functionality due to unusual or excess burdens on IT infrastructures.

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

The full extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which remain uncertain and cannot be predicted with confidence but could be material. The situation is ever-changing, and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any reliable prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged outbreak (e.g., of new strains or variants of the virus), despite the discovery and availability of vaccines as well as continued efforts to mitigate the spread of the virus could again have a material impact on the cash rents that we are able to collect and materially and adversely affect our business, results of operations and financial condition.

Many risk factors set forth elsewhere in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic, including but not limited to risk factors related to the economy, competition (including e-commerce and online sales), leasing, debt financing, tenant bankruptcies, distributions, share repurchases, and anchor tenants. We suspended distributions, distribution reinvestments under our DRP, and share repurchases under our share repurchase program in response to the effects of and uncertainties surrounding the pandemic, and we may do so again in the future.

The Strategic Plan may evolve or change over time, particularly in light of the COVID-19 pandemic, and there is no assurance we will be able to successfully achieve our board’s objectives under the Strategic Plan, including making strategic sales or purchases of properties or listing our common stock, within the timeframe we expect or would prefer or at all.

We have incurred net losses on a basis in accordance with U.S. GAAP for the years ended December 31, 2021, 2020 and 2019 and may incur such net losses in the future, which has had and could in the future continue to have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders.

We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2021, 2020 and 2019 of $2.5 million, $10.4 million and $11.4 million, respectively. Our losses can be attributed, in part, to non-cash expenses, such as depreciation and amortization, acquisition related expenses and impairment charges.

The amount and timing of distributions, if any, may vary, and payment of distributions was temporarily suspended during the COVID-19 pandemic and could be suspended again in the future. We have paid and may continue to pay distributions from sources other than cash flow from operations, including the proceeds of our DRP.

There are many factors that can affect the availability and timing of distributions paid to our stockholders. We may not generate sufficient cash flow from operations to fund any distributions to our stockholders. The actual amount and timing of distributions, if any, is determined by our board of directors in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions. Actual cash available for distribution may vary substantially from estimates made by our board. The sale of assets and delayed reinvestment or reinvestment at lower yields will negatively impact the amount available to pay distributions. In addition, to the extent we invest in development or redevelopment projects that do not immediately generate cash flow, or in real estate assets that have significant capital requirements, our ability to make distributions will be negatively impacted. Our board will continue to review our distribution policy as our Strategic Plan evolves. In light of the uncertainty surrounding the COVID-19 pandemic and to preserve cash for the payment of operating and other expenses, such as debt payments, our board of directors rescinded the first quarter distribution that was expected to be paid on June 1, 2020 and suspended the payment of distributions until July 2021. There is no assurance we will be able to pay distributions in the future at any particular amount.

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

There is no established public trading market for our shares and our SRP was suspended during the COVID-19 pandemic and may be suspended again in our discretion.

There is no established public trading market for our shares and no assurance that one may develop. This inhibits the transferability of our shares. Our charter does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading by a specified date. There is no assurance the board will pursue a listing or other liquidity event at any time in the future. In addition, even if our board decides to seek a listing of our shares of common stock, there is no assurance that we will satisfy the listing requirements or that our shares will be approved for listing. Even if our shares of common stock are approved for listing, we can provide no assurance regarding the price at which our shares may trade. Thus, holders of our common stock should be prepared to hold their shares for an unlimited period of time. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number whichever is more restrictive) of the aggregate of the outstanding shares of our common stock by any single investor unless exempted by our board.

Moreover, our SRP contains numerous restrictions that limit our stockholders' ability to sell their shares even if the plan is reactivated. For example, because of funding limits, we have not been able to satisfy all properly submitted repurchase requests and have satisfied requests on a pro rata basis.

Our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our SRP, which was in fact suspended during the COVID-19 pandemic from the first quarter of 2020 until August of 2021. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. Further, our board reserves the right in its sole discretion to change the repurchase prices or reject any requests for repurchases. Any amendments to, or suspension or termination of, the SRP may restrict or eliminate our stockholders’ ability to have us repurchase their shares and otherwise prevent our stockholders from liquidating their investment. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of the SRP and our stockholders may not be able to sell any of their shares of common stock back to us. As a result of these restrictions and circumstances, the ability of our stockholders to sell their shares should they require liquidity is significantly restricted. Moreover, under the SRP, any shares accepted for “ordinary repurchases” or “exceptional repurchases” are repurchased at a discount to the then-current estimated per share NAV. Therefore, even if our stockholders are able to sell their shares of common stock back to us pursuant to the SRP, they may be forced to do so at a discount to the purchase price such stockholders paid for their shares.

The Estimated Per Share NAV of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.

On March 4, 2022, we announced an Estimated Per Share NAV of our common stock as of December 31, 2021 equal to $20.20 per share. To assist our board of directors in establishing the Estimated Per Share NAV, we engaged a third party specializing in providing real estate financial services. As with any methodology used to estimate value, the methodology employed by this third party was based upon a number of estimates and assumptions that may not have been accurate or complete. Further, different parties using different assumptions and estimates could have derived a different estimated per share net asset value, which could be significantly different from our Estimated Per Share NAV. The Estimated Per Share NAV will fluctuate over time and does not represent: (i) the price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares, (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities or (iv) the price a third party would pay to acquire our Company.

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

Our investment policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, including the Strategic Plan, the methods for implementing them, and our other objectives, policies and procedures may be altered by a majority of the directors (which must include a majority of the independent directors), without the approval of our stockholders. As a result, the nature of our stockholders’ investment could change without their consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

We may not be able to successfully implement the Strategic Plan.

As part of the Strategic Plan, we sold 12 properties during the year ended December 31, 2019 and three additional properties in January 2020 and used the proceeds to pay down the Company’s revolving credit facility. There is no assurance that we will be able to redeploy proceeds from properties sold to acquire suitable investments on financially attractive terms, if at all, or that we will be able to sell any additional assets at acceptable prices. In addition to selling and buying properties, we also expect to evaluate the redevelopment of certain of our assets as part of the Strategic Plan. As described in a separate risk factor herein, redeveloping assets presents additional uncertainties including, among other things, the cost to redevelop and the amount and timing of returns generated by redevelopment. There can be no assurance that we will be able to successfully implement the Strategic Plan or that the execution of the Strategic Plan will positively impact the value of our common stock. We have not sold or purchased any properties since the onset of the COVID-19 pandemic, and the adverse effects of the COVID-19 pandemic on the economy and the retail commercial real estate market could continue to delay any material asset purchases or sales, and no liquidity event is likely until these adverse effects have subsided. We cannot provide any assurance that we will be able to sell properties, issue new securities or borrow to raise capital when we would like, for example, to increase the proportion of grocery-anchored or shadow-anchored properties or increase the size of our portfolio of properties, or under terms that would be acceptable to us considering factors such as the anticipated use of the proceeds. The Strategic Plan may evolve or change over time, particularly in light of the COVID-19 pandemic, and there is no assurance we will be able to successfully achieve our board’s objectives under the Strategic Plan, including making strategic sales or purchases of properties or listing our common stock, within the timeframe we expect or would prefer or at all. The timing of the execution of the Strategic Plan has already extended beyond our original expectations and cannot be predicted with certainty.

Development or redevelopments may expose us to additional risks.

As part of our Strategic Plan, we are analyzing and plan to further analyze and potentially pursue redevelopment of certain assets. Development and redevelopment activities are subject to a number of risks, including, but not limited to:

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

We have entered into in the past, may again in the future enter into, joint ventures with third parties. Our organizational documents do not limit the amount of funds that we may invest in these joint ventures. We may develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. The venture partners may share certain approval rights over major decisions and these investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

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

We depend on IREIC and its affiliates and subsidiaries to manage and conduct our operations. IREIC, through one or more of its subsidiaries, owns and controls our Business Manager and Real Estate Manager. IREIC has sponsored numerous public and private programs and through its affiliates or subsidiaries has provided offering, asset, property and other management and ancillary services to these entities. From time to time, IREIC or the applicable affiliate or subsidiary has waived or deferred fees or made capital contributions to support these public or private programs. IREIC or its applicable affiliates or subsidiaries may waive or defer fees or make capital contributions in the future. Further, IREIC and its affiliates or subsidiaries may from time to time be parties to litigation or other claims arising from sponsoring these entities or providing these services. As such, IREIC and these other entities may incur costs, liabilities or other expenses arising from litigation or claims that are either not reimbursable or not covered by insurance. Future waivers or deferrals of fees, additional capital contributions or costs, liabilities or other expenses arising from litigation or claims could have a material adverse effect on IREIC’s financial condition and ability to fund our Business Manager or Real Estate Manager to the extent necessary. In addition, increasing governmental and societal attention to environmental, social, and governance (“ESG”) matters, including expanding mandatory and voluntary reporting, diligence and disclosure on ESG topics such as climate change, carbon emissions, water usage, waste management, human capital and risk oversight, could expand the nature, scope and complexity of matters that we or IREIC is required to control, assess and report. We may face reputational damage in the event that our or IREIC’s corporate responsibility procedures or standards do not meet the standards set by various constituencies, which may negatively impact our tenants and our ability to lease our properties to tenants. If we or IREIC elects not to or are unable to satisfy new ESG criteria or do not meet the criteria of a specific third-party provider, some investors or tenants may conclude that our policies with respect to corporate responsibility are inadequate. If we or IREIC fails to satisfy the expectations of investors, tenants and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected.

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
•

the impact of the coronavirus on the U.S. economy and, in particular, on business and consumer demand that may diminish the demand and rents for our properties and impact the ability of our tenants to pay rent;

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

We assess in accordance with U.S. GAAP whether there are any indicators that the value of our real estate properties and other investments may be impaired. Under U.S. GAAP, a property’s value is impaired only if the estimate of the aggregate future cash flows to be generated by the property is less than the carrying value of the property. The valuation and possible subsequent impairment of real estate properties and other investments is a significant estimate that can change based on our continuous process of analyzing each property and reviewing assumptions about inherently uncertain factors, as well as the economic condition of the property at a particular point in time. We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments.

Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. There can be no assurance that we will not take charges in the future related to the impairment of our assets. Because the Strategic Plan contemplates asset sales, we have recognized, and may continue to recognize, greater impairment charges than if we were to continue to hold and operate these properties. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken. For example, for the year ended December 31, 2019, we recognized impairment charges totaling $4.4 million related to three investment properties held for sale as of December 31, 2019, each of which had a carrying value that exceeded their fair value less selling costs. For further information related to impairment provision, reference is made to Note 14 – “Fair Value Measurements” which is included in our December 31, 2021 Notes to Consolidated Financial Statements in Item 15.

E-commerce is likely to continue to have an adverse impact on our tenants and our business.

The use of the internet by consumers to shop, including online orders for immediate delivery or pickup in store, has grown during the COVID-19 pandemic and is expected to continue to expand relative to pre-pandemic levels. This increase in internet sales could result in a further downturn in the business of our current tenants in their “brick and mortar” locations and could affect the way future tenants lease space. Certain of our grocery tenants are also incorporating e-commerce concepts through home delivery or curbside pickup, which could reduce foot traffic at our properties and reduce the demand for space at these properties. While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “brick and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental amounts and the value of our properties may decline.

We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.

As of December 31, 2021, we owned 44 properties located in 21 states. We compete with numerous developers, owners and operators of commercial properties, many of which own properties similar to, and in the same market areas as, our properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, for example, as a result of decreased demand for space caused by the effects of the COVID-19 pandemic on certain types of retail tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants or retain existing tenants when their leases expire. To the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases. Also, if our competitors develop additional properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.

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

Our revenue is impacted by the success and economic viability of our anchor retail tenants, some of whom have been struggling to compete with internet retailers or have been significantly adversely affected by the COVID-19 pandemic or both. Our reliance on single or significant tenants, such as big box or anchor tenants, at certain properties may decrease our ability to lease vacated space and adversely affect the returns on our stockholders’ investment.

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business, for example, because of increased competition from internet retailers, or may decide not to renew its lease. For example, Stein Mart declared bankruptcy in 2020 and closed its anchor location at our shopping center in Newport News, Virginia, REI vacated its space at Settlers Ridge in February 2021, and the space formerly used by Staples at Park Avenue is a dark space that the tenant vacated in February 2022. The aforementioned events at these properties and other properties have resulted and could result again in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. For example, Bed Bath & Beyond vacated its anchor space at Harris Plaza upon the expiration of its lease on January 31, 2021, and several spaces at MidTowne Shopping Center vacated in the first quarter of 2022. We have not re-leased the Bed Bath & Beyond space, and co-tenancy provisions in the leases of two other large tenants at Harris Plaza have resulted in one of those tenants paying us rent as a percentage of their gross sales that is less rent than what they were paying and would otherwise be obligated to pay us. We also have not re-leased the spaces at MidTowne Shopping Center, and tenant rights under co-tenancy provisions in nine leases there have been triggered. These tenants will be entitled to pay reduced rental while such co-tenancy failure continues and some may be able to terminate their leases if the vacated spaces are not re-leased. Similarly, the leases of some tenants may permit the tenant to transfer its lease to another retailer. The transfer to a new tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new tenant could also allow other tenants to make reduced rental payments or to terminate their leases in accordance with lease terms. In the event that we are unable to re-lease the vacated spaces to new qualified tenants, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.

Several of our retail tenants declared bankruptcy during the course of the COVID-19 pandemic, which has had adverse effects on our business, and the effects of these or future tenant bankruptcies may result in additional future adverse effects.

Bankruptcy filings by our tenants or any guarantor of a tenant’s lease obligation can occur in the course of operations, and in recent years, a number of companies in the retail industry, including certain of our tenants, have declared bankruptcy. While we are not aware of any tenants currently in bankruptcy, we continue to monitor all of our tenants for potential store closings or adverse financial issues. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would bar all efforts to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. Leases have been rejected by some tenants in the past, and if a lease is rejected by a tenant in bankruptcy in the future, we would only have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if the funds were available, and then only in the same percentages as that realized on other unsecured claims.

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

Inflation and continuing increases in the inflation rate may adversely affect our financial condition and results of operations.

Increases in the rate of inflation, both real and anticipated, may adversely affect our net operating income from leases with stated fixed rent increases or limits on the tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time. Increased inflation could also increase our general and administrative expenses and, as a result of an increase in market interest rate in response to higher than anticipated inflation rate, increase our mortgage and debt interest costs, and these costs could increase at a rate higher than our rents increase. Property taxes are also impacted by inflationary changes as taxes are typically regularly reassessed in most states based on changes in the fair value of our properties. An increase in our expenses, or expenses paid or incurred by our Business Manager or its affiliates that are reimbursed by us pursuant to the Business Management Agreement, or a failure of revenues to increase at least with inflation could adversely impact our results of operations.

Only some of our leases contain annual rental rate escalations based on increases in the Consumer Price Index. Some others contain fixed annual rent escalations. If the fixed rent increases begin to lag behind inflation, and our expenses increase with or greater than the inflation rate, then our profitability would be negatively impacted. Future leases may not contain escalation provisions, and even those that do include rent escalation provisions may not be sufficient to protect our revenues from the adverse effects of inflation. Moreover, if we are not able to increase rents at a rate that keeps pace with inflation, the purchasing power of the dollars that we receive will be lower that it would have been in the absence of inflation.

Most leases require our tenant to reimburse us for the tenant’s pro rata share of certain, but not all, operating expenses, but increases in operating expenses passed through to our tenants, without a corresponding increase in our tenants’ profitability, may place pressure on our ability to grow base rent as tenants look to manage their total occupancy costs. Renewals of leases or future leases for our properties may not be negotiated on a basis requiring the tenants to pay some of the operating expenses, in which event we may have to pay those costs. If we are unable to lease properties on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs.

Inflation could also have an adverse effect on consumer spending, which may impact our tenants’ sales and ability to pay rent and, with respect to those leases including percentage rent clauses, our average rents. Additionally, if inflation increases prices of properties at a rate that is greater than inflation increases rents that we can charge to tenants at those properties, this will have a negative effect on our opportunities to acquire real estate by making what would otherwise be lucrative investment opportunities less profitable to us and adversely impacting the yields on acquisitions.

We may be restricted from re-leasing space at our retail properties by provisions such as exclusivity provisions in other tenants’ leases.

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

Operating expenses, such as expenses for fuel, utilities, labor, building materials and insurance, are not fixed and may fluctuate from time to time. The Wall Street Journal reported in January 2022 that commonly referenced measures of inflation, the consumer price index and the producer price index, rose by 7% in December compared to the prior year and 9.7% over the prior 12 months, respectively. Unless specifically provided for in a lease, there is no guarantee that we will be able to pass increases on to our tenants. To the extent these increases cannot be passed on to our tenants, any increases would cause our cash flow and our operating results to decrease, which could have a material adverse effect on our ability to pay or sustain distributions.

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

We have acquired, and may again acquire, unimproved real property or properties that are under development or construction. Investments in these properties are subject to the uncertainties generally associated with real estate development and construction, including those related to re-zoning land for development, environmental concerns of governmental entities or community groups and the developers’ ability to complete the property in conformity with plans, specifications, budgeted costs and timetables. If a developer fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A developer’s performance may also be affected or delayed by conditions beyond the developer’s control. Delays in completing construction could also give tenants the right to terminate leases. We may incur additional risks when we make periodic progress payments or other advances to developers before they complete construction. Despite management’s planning and cost-mitigation efforts, inflation could have an effect on our construction costs necessary to complete development and redevelopment projects. Additionally, labor shortages and supply chain issues could extend the time to completion. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to lease-up risks associated with newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

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

We have acquired, and may again acquire, properties in “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.

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

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern water usage, wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. We also are required to comply with various local, state and federal fire, health, life-safety and similar regulations. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigating or remediating contaminated properties. These laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of removing or remediating could be substantial. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property or to use the property as collateral for borrowing.

Environmental laws and regulations also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures by us. Environmental laws and regulations provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. Compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by us. For example, various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. These requirements could increase the costs of maintaining or improving our existing properties or developing new properties and could also result in increased compliance costs or additional operating restrictions that could adversely impact the businesses of our tenants and their ability to pay rent.

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

Risks Associated with Investments in Securities

Through owning real estate-related equity securities, we would be subject to the risks impacting each entity’s assets.

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

We entered into a second amended and restated credit agreement in February 2022 for a $475.0 million credit facility (the “Credit Facility”) consisting of a revolving credit facility providing initial revolving credit commitments in an aggregate amount of $200.0 million (the “Revolving Credit Facility”) and a term loan facility providing initial term loan commitments in an aggregate amount of $275.0 million (the “Term Loan”). The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility in an amount not to exceed $350 million, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of 15 unencumbered properties with an unencumbered pool value of $300.0 million or above and by a guaranty by certain of our subsidiaries. At March 15, 2022, we had $354 million outstanding of the $475 million available under the Credit Facility. Our maximum availability under the Credit Facility was $121 million as of March 15, 2022, subject to the terms and conditions, including compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility. Although $121 million is the maximum available, covenant limitations, particularly the leverage ratio, affect what we can actually draw or otherwise undertake as additional debt. Our leverage ratio generally cannot exceed 65%. As of December 31, 2021, our leverage ratio as defined in the credit agreement was 49.0%. There has been substantially less available to actually draw or undertake as additional debt during the pandemic than the maximum amount available, and there may be additional periods during which the amount we can actually draw or otherwise undertake as additional debt is considerably less than the maximum amount available, particularly while the COVID-19 pandemic continues to negatively affect our tenants.

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

The credit agreement provides for several customary events of default, including, among other things, the failure to comply with our covenants under the credit agreement, such as the Consolidated Tangible Net Worth covenant, and the failure to pay when amounts outstanding under the credit agreement become due or defaulting by us or our subsidiaries in the payment of an amount due under, or in the performance of any term, provision or condition contained in, any agreement providing for another debt arrangement, such as a mortgage, beyond certain dollar thresholds specified in our Credit Facility. Due to the reduced level of operations of our tenants and the negative effect on their ability to pay rent resulting from the COVID-19 pandemic, we negotiated a waiver of compliance with the Consolidated Tangible Net Worth covenant for three quarters that ended on March 31, 2021. The future effects of the COVID-19 pandemic on our tenants are difficult to predict, and if the pandemic has negative effects on our tenants beyond what we are expecting, or our properties do not otherwise perform as well as we are expecting or there are more tenant bankruptcies than we are expecting, we may need to request another waiver to avoid a breach of the Consolidated Tangible Net Worth covenant and a default under the credit agreement. Tenant bankruptcies negatively impact our compliance with the Consolidated Tangible Net Worth covenant even if the tenant continues to pay rent. There is no guarantee that our lenders under the credit agreement will grant another waiver. Defaults under the credit agreement could restrict our ability to borrow additional monies and could cause all amounts to become immediately due and payable, which would materially adversely affect our liquidity and financial condition.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

We have funded our capital needs almost exclusively through cash flow from operations (to the extent positive) and through the commercial debt markets. The domestic and international commercial real estate debt markets have been volatile resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies, which limits the availability of credit and increase costs for what is available. The COVID-19 pandemic also adversely affected credit and capital market conditions resulting in varying degrees of volatility, a tightening of credit standards and a lessening of credit availability. We may also face a heightened level of interest rate risk as the U.S. Federal Reserve Board has begun tapering its quantitative easing program and announced its intention to begin increasing interest rates. All of these actions will likely lead to increases in our borrowing costs and may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could adversely affect our ability to obtain funding for our capital needs, such as future acquisitions. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available to us. Volatility in the debt markets may negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing. If we are unable to borrow monies on terms and conditions that we find acceptable, the return on our properties may be lower.

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

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt secured by a property, then the amount of cash flow from operations available for distributions to stockholders will be reduced. Many of the mortgages on our properties contain provisions which under certain circumstances require that cash received from tenants be paid into a cash maintenance escrow account or a lockbox or other account controlled by the lender, for example, when the borrower is not in compliance with certain covenants in the mortgage. As of March 15, 2022, cash received from tenants at one property, Marketplace at Tech Center, is required to be paid into this type of account pursuant to provisions in those mortgages triggered by tenant bankruptcies, vacancies or failures to pay rent at these properties. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In such a case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For federal income tax purposes, a foreclosure is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure action and we would not receive any cash proceeds. In this event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate properties. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so. Our Credit Facility contains a cross-default provision that could be triggered if certain defaults by our subsidiary borrowers were to occur under their mortgages, and mortgages themselves could contain cross-collateralization or cross-default provisions, so the Company or more than one property may be materially adversely affected by a mortgage default.

Increases in interest rates may make it difficult for us to acquire new properties.

If we are unable to borrow money at favorable rates, we may be unable to acquire additional real estate assets or refinance existing loans at maturity. Further, we have obtained and may continue to enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution to our stockholders. Further, during periods of rising interest rates, we may be forced to sell one or more of our properties in order to repay existing loans, which may not permit us to maximize the return on the particular properties being sold. At December 31, 2021, we had $129.7 million or 21.7% of our total debt that bore interest at variable rates and not fixed by swap agreements with a weighted average interest rate equal to 1.75%. We had variable rate debt subject to swap agreements fixing the rate of $348.8 million or 58.4% of our total debt at December 31, 2021.

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

At December 31, 2021, we had $129.7 million of debt or 21.7% of our total debt bearing interest at variable rates indexed to the London Interbank Offered Rate (“LIBOR”) and not fixed by a swap with a weighted average interest rate equal to 1.75% per annum. We had variable rate debt indexed to LIBOR and subject to swap agreements fixing the rate of $348.8 million or 58.4% of our total debt at December 31, 2021. If interest rates on all debt which bears interest at variable rates as of December 31, 2021 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $ 1.1 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2021 decreased by 1% (100 basis points), interest expense would not change earnings and cash flows.

The Financial Conduct Authority, the authority which regulates LIBOR, stopped compelling banks to submit rates for the calculation of LIBOR after 2021, and the Federal Reserve Board and the Federal Reserve Bank of New York acting through the Alternative Reference Rates Committee identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. The Intercontinental Exchange (“ICE”) Benchmark Administration Limited (“IBA”), the administrator of LIBOR, ceased publishing the one-week and two-month USD LIBOR settings immediately following December 31, 2021, as previously announced, and has announced its intention to cease publishing the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. We are monitoring and evaluating the risks related to changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued, and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges. The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate debt.

On February 3, 2022, we refinanced our Credit Facility, and the interest rate benchmark used in this agreement has changed from LIBOR to SOFR.

While we expect LIBOR to be available for existing loans in certain tenors until the end of June 2023, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding the changes in LIBOR, could adversely affect us.

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

If our Business Manager or Real Estate Manager lose or are unable to obtain key or other skilled personnel, our ability to implement our investment strategies could be hindered.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Business Manager and Real Estate Manager. Neither we nor our Business Manager or Real Estate Manager has employment agreements with these persons, and we cannot guarantee that all, or any particular one, will continue to be available to provide services to us. If any of the key personnel of our Business Manager or Real Estate Manager were to cease their employment or other relationship with our Business Manager or Real Estate Manager, respectively, our results and ability to pursue our business plan could suffer. Further, we do not intend to separately maintain “key person” life insurance that would provide us with proceeds in the event of death or disability of these persons. We believe our future success depends, in part, upon the ability of our Business Manager and Real Estate Manager to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Business Manager or Real Estate Manager will be successful in attracting and retaining skilled personnel. If our Business Manager or Real Estate Manager loses or is unable to obtain the services of key or other skilled personnel due to, among other things, an overall labor shortage, lack of skilled labor, increased turnover or increased labor costs caused by COVID-19, or as a result of other general macroeconomic factors, our ability to implement our investment strategies could be delayed or hindered, and a perception of reduced management capabilities could cause the market value of our stockholders’ investment to decline.

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

Actual or threatened terrorist attacks and other acts of violence or war may affect the markets in which we operate our business and our profitability.

We may own or acquire properties located in areas that are susceptible to attack or damage. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.

More generally, any actual or threatened terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

(Dollar amounts in thousands, except per square foot amounts)

The table below presents a summary of our investment properties as of December 31, 2021 and 2020.

	As of December 31, 2021	As of December 31, 2020
Number of properties	44	44
Purchase price	$1,346,514	$1,346,514
Total square footage	6,481,262	6,469,300
Weighted average physical occupancy	93.4%	92.8%
Weighted average economic occupancy	93.9%	93.3%
Weighted average remaining lease term (years)	4.5	4.9

As of December 31, 2021 and 2020, ABR per square foot averaged $17.79 and $18.00, respectively, for all properties owned. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, including any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. ABR per square foot including ground leases averaged $15.04 and $15.29, as of December 31, 2021 and 2020, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for detail on the amount of rent billed and collected during the pandemic.

During the year ended December 31, 2021, we did not purchase or sell any properties. During January 2020, we completed the sale of 3 properties and collected proceeds of $37,255 net of selling costs upon completion of the three sales.

The table below presents information for each of our investment properties as of December 31, 2021.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	169,558	100.0%	100.0%	—	—
Park Avenue (a)	Little Rock, AR	79,131	66.7%	89.9%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	97.5%	97.5%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	95.0%	95.0%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	97.8%	97.8%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	87.3%	87.3%	—	—
Dogwood Festival (a)	Flowood, MS	187,610	82.5%	82.5%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	100.0%	100.0%	—	—
Harris Plaza (a)	Layton, UT	125,965	75.1%	75.1%	—	—
Dixie Valley	Louisville, KY	119,981	82.1%	82.1%	6,798	3.43%
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	94.9%	94.9%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	97.9%	97.9%	—	—
Harvest Square	Harvest, AL	70,590	92.1%	92.1%	—	—
Heritage Square (a)	Conyers, GA	22,510	95.8%	95.8%	—	—
The Shoppes at Branson Hills (a)	Branson, MO	256,329	92.5%	92.5%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	100.0%	100.0%	—	—
Shoppes at Lake Park (a)	West Valley City, UT	52,997	86.7%	86.7%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	98.3%	98.3%	13,100	3.24%
Eastside Junction	Athens, AL	79,675	87.7%	87.7%	5,805	4.60%
Fairgrounds Crossing (a)	Hot Springs, AR	155,127	100.0%	100.0%	—	—
Prattville Town Center (a)	Prattville, AL	168,842	100.0%	100.0%	—	—
Regal Court	Shreveport, LA	363,061	96.2%	96.2%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza (a)	Jacksonville, NC	42,219	79.0%	79.0%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	89.7%	89.7%	—	—
White City	Shrewsbury, MA	256,974	93.4%	93.4%	47,745	3.24%
Yorkville Marketplace (a)	Yorkville, IL	111,591	93.6%	93.6%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	96.9%	97.6%	13,700	3.30%
Marketplace at El Paseo (a)	Fresno, CA	224,683	98.7%	99.4%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	83.4%	83.4%	17,399	4.25%
Milford Marketplace	Milford, CT	111,995	89.1%	89.1%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,763	91.2%	91.2%	76,532	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	97.8%	97.8%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	91.6%	91.6%	—	—
Marketplace at Tech Center	Newport News, VA	210,505	73.4%	78.4%	36,089	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,690	95.3%	95.3%	41,348	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	98.1%	98.1%	—	—
Pentucket Shopping Center	Plaistow, NH	198,469	98.0%	98.0%	14,700	3.65%
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
Portfolio total		6,481,262	93.4%	93.9%	$317,943	3.51%

(a)	Property is included in the pool of unencumbered properties under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of December 31, 2021.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
Kroger	4	$3,374	3.7%	$13.52	249,493	3.9%
The TJX Companies, Inc.	12	3,079	3.4%	9.99	308,253	4.8%
Ross Dress for Less, Inc	10	2,327	2.5%	8.88	262,080	4.0%
Ulta Salon, Cosmetics & Fragrance Inc	10	2,316	2.5%	22.06	104,958	1.6%
Albertsons/Jewel/Shaws	2	2,304	2.5%	18.02	127,892	2.0%
Petsmart	7	2,032	2.2%	14.67	138,578	2.1%
Dick's Sporting Goods	4	2,012	2.2%	11.13	180,766	2.8%
LA Fitness (Fitness International)	2	1,966	2.1%	21.94	89,600	1.4%
Kohl's	4	1,888	2.1%	5.68	332,461	5.1%
Giant Eagle	1	1,805	2.0%	13.96	129,340	2.0%
Top ten tenants	56	$23,103	25.2%	$12.01	1,923,421	29.7%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at December 31, 2021.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,329,910	21.8%	11.0%
Grocery	1,084,647	17.8%	15.3%
Home Goods	965,019	15.9%	9.0%
Lifestyle, Health Clubs, Books & Phones	752,891	12.4%	16.7%
Restaurant	535,939	8.8%	17.0%
Apparel & Accessories	395,677	6.5%	9.1%
Consumer Services, Salons, Cleaners, Banks	269,903	4.4%	7.6%
Pet Supplies	245,245	4.0%	4.3%
Sporting Goods	205,596	3.4%	2.8%
Health, Doctors & Health Foods	174,590	2.9%	5.4%
Other	125,240	2.1%	1.8%
Total	6,084,657	100.0%	100.0%

The following table sets forth a summary of our property type based on annualized base rent in-place for leases as of December 31, 2021.

Property Type	Percent of Total Annualized Base Rent
Grocery	54%
Grocery Shadow-Anchored	33%
Community Center	7%
Power Center	6%
Total	100%

The following table sets forth a summary, as of December 31, 2021, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	52%	5.2
Junior Box	5,000-9,999	13%	4.2
Small Shop	Less than 5,000	35%	3.5
Total		100%	4.5

Lease Expirations

The following table sets forth a summary, as of December 31, 2021, of lease expirations scheduled to occur during each of the calendar years from 2022 to 2031 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to December 31, 2021. Annualized base rent represents the rent in place for the applicable property at December 31, 2021. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $82,775, or $17.79 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2022	122	484,076	8.0%	$8,841	9.7%	$18.26
2023	114	958,168	15.7%	12,976	14.2%	13.54
2024	115	830,524	13.6%	15,145	16.5%	18.24
2025	115	815,321	13.4%	14,602	16.0%	17.91
2026	84	505,628	8.3%	8,547	9.3%	16.90
2027	52	577,663	9.5%	8,522	9.3%	14.75
2028	34	653,785	10.7%	6,797	7.4%	10.40
2029	15	175,184	2.9%	2,535	2.8%	14.47
2030	15	138,400	2.3%	2,214	2.4%	16.00
2031	17	156,546	2.6%	2,763	3.0%	17.65
Thereafter	25	789,362	13.0%	8,573	9.4%	10.86
Leased Total	708	6,084,657	100.0%	$91,515	100.0%	$15.04

Item 3.	Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our shares of common stock. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Pursuant to a Strategic Plan adopted by our board, we plan to consider a liquidity event in the future, market conditions permitting, most likely through a listing on a national securities exchange. However, there is no assurance that we will list our shares. Further, there is no assurance that stockholders will be able to sell their shares at a time or price acceptable to them. We publish an estimated per share value of our common stock to assist broker dealers that sold our common stock in the Offering to comply with the rules published by FINRA. On March 4, 2022, our board established an Estimated Per Share NAV of our common stock as of December 31, 2021 equal to $20.20 per share. The previously established estimated per share NAV of our common stock as of December 31, 2020 was equal to $18.08 per share. For additional information on the determination of our Estimated Per Share NAV, please see the disclosures under Item 8.01 of our Current Report on Form 8-K filed with the SEC on March 4, 2022 and Item 8.01 of our Form 8-K/A filed on March 7, 2022.

As of March 15, 2022, we had 16,492 stockholders of record.

Distributions

We currently pay distributions on a quarterly basis. However, the actual amount and timing of distributions, if any, is determined by our board of directors in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions.

During the year ended December 31, 2021, we declared distributions for the second, third and fourth quarters in an amount equal to $0.135600, which represents an annualized rate of 3% based on the estimated per share NAV as of December 31, 2020 of $18.08, payable in arrears the following quarter. During the year ended December 31, 2020, we declared a first quarter distribution in an amount equal to $0.226875, which represents an annualized rate of 5% based on the estimated per share NAV as of December 31, 2019 of $18.15, payable in arrears the following quarter. During the second quarter, our Board rescinded this distribution and suspended distributions until they were resumed during the second quarter of 2021.

The following table shows the sources for the payment of distributions to common stockholders for the periods indicated (Dollar amounts in thousands):

	Year Ended December 31, 2021		Year Ended December 31, 2020
		% of Distributions		% of Distributions
Distributions:
Distributions paid in cash	$6,018		$6,294
Distributions reinvested through DRP	3,749		4,547
Total distributions	$9,767		$10,841
Source of distribution coverage:
Cash flows provided by operating activities	$9,767	100%	$10,841	100%
Proceeds from DRP	—	0%	—	0%
Total source of distribution coverage	$9,767	100%	$10,841	100%
Cash flows provided by operating activities (U.S. GAAP basis)	$48,150		$37,140
Net loss (in accordance with U.S. GAAP)	$(2,503)		$(10,388)

The following table compares cumulative distributions paid to cumulative net loss (in accordance with U.S. GAAP) for the period from August 24, 2011 (date of inception) through December 31, 2021 (Dollar amounts in thousands):

For the Period from August 24, 2011 (Date of Inception) to December 31, 2021
Distributions paid:
Common stockholders in cash	$136,091
Common stockholders reinvested through DRP	128,880
Total distributions paid	$264,971
Reconciliation of net loss:
Revenues	$841,509
Acquisition and transaction related expenses	(19,669)
Provision for asset impairment	(12,950)
Depreciation and amortization	(382,227)
Other operating expenses	(348,779)
Provision for impairment of investment in and note receivable from unconsolidated entities	(15,405)
Other non-operating expenses	(158,608)
Net loss (in accordance with U.S. GAAP) (1)	$(96,129)
Funds from operations (2)	$311,085
Cash flows provided by operating activities	$292,677

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

Under the Third A&R SRP, we are authorized to make ordinary repurchases and Exceptional Repurchases at a price equal to 80.0% of the “share price,” which is defined in the Third A&R SRP as an amount equal to the lesser of: (A) $25, as adjusted under certain circumstances, including, among other things, if the applicable shares were purchased from the Company at a discounted price; or (B) the most recently disclosed estimated value per share. Prior to the amendment, we were authorized to make Exceptional Repurchases at a price equal to 100% of the “share price.” Beginning with repurchases in April 2022, the “share price” would be equal to $20.20 per share until we announce a new Estimated Per Share NAV. Accordingly, ordinary repurchases and Exceptional Repurchases would be at $16.16 per share.

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

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, in this environment, our board of directors suspended our SRP. The suspension of the SRP was effective on June 26, 2020. Also, on September 29, 2020, the Company entered into a first amendment to the Company’s Amended and Restated Credit Agreement dated as of August 1, 2018, which provided a waiver of the minimum tangible net worth requirement for three consecutive quarters beginning with the quarter ended September 30, 2020, but restricted the Company from making any share repurchases or distributions without lender approval during this waiver period. Any unfulfilled repurchase requests automatically rolled over for processing under the terms and conditions of the SRP when we restarted the plan, unless a stockholder withdrew the request for repurchase.

On June 29, 2021, the Company announced the reinstatement and lifting of the suspension of our SRP and its adoption of the fourth amendment and restatement of the program. The effective date of the SRP reinstatement and the Fourth Amended and Restated Share Repurchase Program (“the Fourth SRP”) was August 12, 2021.

Pursuant to the Fourth SRP, any written request for treatment as an Exceptional Repurchase due to the death or qualifying disability of an owner that occurred between June 1, 2019 and May 31, 2020 (inclusive) was considered timely received by the Company if received by January 31, 2022, and any written request for treatment as an Exceptional Repurchase due to the death or qualifying disability of an owner that occurred between June 1, 2020 and July 31, 2021, (inclusive) will be timely received if received by the Company no later than July 31, 2022.

If either or both of the aforementioned repurchase limitations prevent us from repurchasing all of the shares offered for repurchase during a calendar quarter, we will repurchase shares, on a pro rata basis within each category below, in accordance with the repurchase limitations in the following order: (a) first, all Exceptional Repurchases and (b) second, all ordinary repurchases. For any quarter ended, unfulfilled repurchase requests will be included in the list of requests for the following quarter unless the request is withdrawn in accordance with the SRP. However, each stockholder who has submitted a repurchase request must submit an acknowledgment annually after we publish a new estimated value per share acknowledging, among other things, that the stockholder wishes to maintain the request. If we do not receive the acknowledgment prior to the repurchase date, we will deem the request to have been withdrawn.

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

The following table summarizes the repurchases of shares under the SRP during the year ended December 31, 2021 (Dollar amounts in thousands except per share amounts):

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 2021	—	—	—	$—	—	1,784,982
February 2021	—	—	—	—	—	1,784,982
March 2021	—	—	—	—	—	1,784,982
April 2021	—	—	—	—	—	1,784,982
May 2021	—	—	—	—	—	1,784,982
June 2021	—	—	—	—	—	1,784,982
July 2021	—	—	—	—	—	1,784,982
August 2021	888,259	130,457	$14.46	1,886	130,457	1,654,525
September 2021	347,740	—	—	—	—	1,654,525
October 2021	—	61,566	$14.46	891	61,566	1,592,959
November 2021	—	—	—	—	—	1,592,959
December 2021	502,371	—	—	—	—	1,592,959
Total	1,738,370	192,023	$14.46	$2,777	192,023

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plan, reference is made to Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” which is included in this Annual Report on Form 10-K.

Item 6.	Reserved

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

•

Market disruptions resulting from the economic effects of the COVID-19 pandemic have adversely impacted many aspects of our operating results and financial condition, and ongoing or future disruptions from the pandemic or otherwise may again impact our results and financial condition, including our ability to service our debt obligations, borrow additional monies or pay distributions;

•	We have incurred net losses on a U.S. GAAP basis for the years ended December 31, 2021, 2020 and 2019;
•

There is no established public trading market for our shares, our stockholders cannot currently sell their shares under our share repurchase program (as amended, “SRP”), which was suspended during the COVID-19 pandemic and may be suspended again, amended or terminated in our sole discretion, and even when repurchases are made pursuant to the SRP, the SRP is subject to limits and stockholders may not be able to sell all of the shares they would like to sell;

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
•

Our Strategic Plan, which is discussed further below, may evolve or change over time, and there is no assurance we will be able to successfully achieve our board’s objectives under the Strategic Plan, including making strategic sales or purchases of properties or listing our common stock, within the timeframe we expect or would prefer or at all;

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

The following discussion and analysis is based on the consolidated financial statements for the years ended December 31, 2021, 2020 and 2019. Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes thereto.

Unless otherwise stated all amounts are stated in thousands, except share data.

Overview

We were formed as a Maryland corporation on August 24, 2011 and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with the year ended December 31, 2013. We have no employees. We are managed by our business manager, IREIT Business Manager & Advisor, Inc.

We are primarily focused on acquiring and owning retail properties and intend to target a portfolio substantially all of which would be comprised of grocery-anchored properties as described below. We have invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets such as office and medical office buildings, multi-family properties and industrial/distribution and warehouse facilities if management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

At December 31, 2021, we had total assets of $1.1 billion and owned 44 properties located in 21 states containing 6.5 million square feet. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. At December 31, 2021, grocery-anchored or grocery shadow-anchored shopping center properties represented 87% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center near a grocery store that generates traffic for the shopping center but is not a part of the shopping center. The portfolio properties have a weighted average economic occupancy of 93.9% and staggered lease maturity dates.

We commenced the Offering on October 18, 2012, and concluded it on October 16, 2015. We sold 33,534,022 shares of common stock in the Offering generating gross proceeds of $834.4 million. On March 4, 2022, our board of directors determined an Estimated Per Share NAV of our common stock as of December 31, 2021 of $20.20. The previously estimated per share net asset value as of December 31, 2020 equal to $18.08 was established on March 5, 2021.

COVID-19 Pandemic

We continue to monitor the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our business and locations, including how it is impacting our tenants and vendors. The Company’s deferrals, modifications and rent abatements have proven effective helping our tenants endure the economic impacts of the pandemic. As of December 31, 2021, our deferred rent balance was $0.4 million, down from $4.5 million at December 31, 2020 due primarily to collections during the year. We recognized bad debt recoveries of $2.0 million during the year ended December 31, 2021, based on favorable trends in collections from our tenants impacted by the pandemic. Tenants with which we have agreed to defer rent have generally been paying both their regular rental obligations as well as the amounts of deferred rent. See Note 13 – “Leases” for additional information.

However, we are unable to predict with certainty the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties, including the effects of the Omicron variant or of the emergence and potential and actual spreading of any other variant of COVID-19 in the U.S or any place from which our tenants may receive goods or services.

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

Company Update – Strategic Plan

The Company has a strategic plan that includes the goals of providing a future liquidity event to investors and creating long-term stockholder value. The strategic plan centered around owning a portfolio of grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team continually evaluates possibilities for the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. Of the Company’s 824 leasable spaces, there are 111 occupied non-grocery big box (anchor spaces of at least 10,000 square feet) and five vacant big box spaces in the portfolio as of February 28, 2022. As part of the strategic plan, we sold three properties in the first quarter of 2020. We used the proceeds to pay down the Revolving Credit Facility. We are not actively marketing any properties as of the date of this annual report on Form 10-K. We believe increasing the size and profitability of the Company would enhance our ability to complete a successful liquidity event, and to that end we seek and evaluate potential acquisitions and may, for example, opportunistically acquire a portfolio of retail properties that we believe complements our existing portfolio in terms of relevant characteristics such as tenant mix, demographics and geography and is consistent with our plan to own a portfolio substantially all of which is comprised of grocery-anchored or shadow-anchored properties. We may also consider other transactions, such as redeveloping certain of our properties or portions of certain of our properties, for example, big-box spaces, to repurpose them for alternative commercial or multifamily residential uses. We expect to consider liquidity events, including listing our common stock on a national securities exchange, but given our intention to opportunistically grow the portfolio, execute redevelopment opportunities, and execute strategic sales and acquisitions in the context of (i) fluid and changing retail market conditions resulting from the effects of the COVID-19 pandemic and other complex factors such as (ii) competition with our tenants from evolving internet businesses, (iii) the state of the commercial real estate market and financial markets, (iv) our ability to raise capital on terms that are acceptable to the Company in light of the use of the proceeds and (v) general economic conditions, we do not know when we will complete a liquidity event. The timing of the execution of the Strategic Plan has already extended beyond our original expectations and cannot be predicted with certainty. There is no assurance, particularly in light of the uncertainties inherent in the unpredictable nature of the effects of the COVID-19 pandemic, that the Company will be able to successfully implement its strategic plan, for example by making strategic sales or purchases of properties or listing the Company’s common stock, within the timeframe we would prefer or at all.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses	Sources

•     Interest & principal payments on mortgage loans and Credit Facility

•     Property operating expenses

•     General and administrative expenses

•     Distributions to stockholders

•     Fees payable to our Business Manager and Real Estate Manager

•     Repurchases of shares under the SRP

•     Capital expenditures, tenant improvements and leasing commissions

•Acquisitions of real estate directly or through joint ventures*

•     Redevelopments of entire properties or certain spaces within our properties*

•     Cash receipts from our tenants

•     Sale of shares through the DRP

•     Proceeds from new or refinanced mortgage loans

•     Borrowing on our Credit Facility

•     Proceeds from sales of real estate (if any)*

•     Proceeds from issuance of securities (if any) other than through the DRP*

*We cannot provide any assurance that we will be able to sell properties or issue new securities to raise capital when we would like, for example, to increase the proportion of grocery-anchored or shadow-anchored properties or increase the size of our portfolio of properties, or under terms that would be acceptable to us considering factors such as the anticipated use of the proceeds.

During January 2020, we sold three properties generating net proceeds of $37.3 million. We are not currently actively marketing any properties and do not expect any strategic sales to occur until we believe the effects of the COVID-19 pandemic on retail commercial real estate have subsided.

At December 31, 2021, we had $129 million outstanding under the Revolving Credit Facility and $150 million outstanding under the Term Loan. At December 31, 2021 the interest rate on the Revolving Credit Facility and the Term Loan was 1.75% and 4.13%, respectively. On February 3, 2022, we extended the Revolving Credit Facility maturity date to February 3, 2026 plus a twelve month extension option. We also increased the Term Loan outstanding balance to $275 million which now matures on February 3, 2027. As of March 15, 2022, we had $121 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, and assuming compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would shrink availability under the Credit Facility. Our leverage ratio generally cannot exceed 60%, provided however that two times during the term of our Revolving Credit Facility our leverage ratio may be 65% for two consecutive quarters. Our leverage ratio was 49.0% as of December 31, 2021, as defined in the Revolving Credit Facility’s agreement.

As of December 31, 2021, we had total debt outstanding of $597 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.33% per annum. As of December 31, 2021, the weighted average years to maturity for our debt was 1.7 years. As of December 31, 2021 and December 31, 2020, our borrowings were 44% and 47%, respectively, of the purchase price of our investment properties. At December 31, 2021 our cash and cash equivalents balance was $8.2 million.

In the next twelve months, we have two mortgage loans maturing with an aggregate principal balance of $26.8 million, which we intend to refinance or repay by drawing on the Credit Facility, which was amended on February 3, 2022 as noted above.

Two of our mortgage loans, Marketplace at Tech Center and Coastal North Town Center, each have covenants that required us to calculate an assumed debt service coverage ratio (the “Assumed DSCR”) and make principal paydowns or deposit additional collateral to achieve a minimum Assumed DSCR of at least 0.975 to 1.00. The minimum assumed debt service coverage ratio was calculated by dividing (1) adjusted net cash flow by (2) the aggregate principal and interest projected to be due and payable over the twelve month period subsequent to the date of the calculation based upon an imputed interest rate equal to ten percent (10%). On September 30, 2021, we drew on the Credit Facility and used cash on hand to pay a combined total of $13.8 million to achieve the minimum Assumed DSCR at the two properties. For information related to our debt maturities reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our December 31, 2021 Notes to Consolidated Financial Statements in Item 15.

To preserve cash for the payment of operating and other expenses, such as debt payments, during the second quarter of 2020 our board of directors rescinded the distribution that was declared in the first quarter of 2020, and we did not declare another distribution until June 29, 2021. We also suspended our DRP and SRP. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020. On June 29, 2021, we reinstated the DRP and the SRP and declared a distribution on our common stock in the amount of $0.135600 per share to stockholders of record as of June 30, 2021, that was paid on or about July 26, 2021. The effective date of the DRP reinstatement was July 22, 2021 and was available for this distribution. The first share repurchases following the reinstatement of the SRP were on August 16, 2021 and totaled $1.9 million. On or about October 7, 2021, we paid a distribution on our common stock in the amount of $0.135600 per share to stockholders of record as of September 30, 2021. On or about January 7, 2022, we paid a distribution on our common stock in the amount of $0.135600 per share to stockholders of record as of December 31, 2021. See “Share Repurchase Program” under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above for the number of shares requested for repurchase and other information regarding our SRP.

We have delayed making non-essential capital improvements and other non-essential capital expenditures at our properties since the onset of the pandemic, where possible, to preserve cash and expect to continue to delay non-essential capital expenditures until they become essential or until the risk of adverse effects of the COVID-19 pandemic on our tenants subside and there is more clarity on our tenants’ ability and willingness to pay rent and meet other lease obligations and, ultimately, on the performance of our shopping centers. As we have seen rent collections increasing during 2021, we have been gradually funding capital expenditures at our properties, and we do not expect the delay in making these capital expenditures to have any material effect on our tenants or our ability to lease space. In the year ended December 31, 2021, we spent $5.9 million on capital expenditures, which is approximately $1.9 million more (46% more), than we did in the year ended December 31, 2020. Although we expect the total spending on tenant improvements, leasing commissions and other capital expenditures to double in 2022 relative to 2021 as a result of an expected return to spending at pre-pandemic levels and a relatively large number of tenant leases expiring over the next few years, we expect to maintain sufficient liquidity, assuming the businesses of our tenants that have been negatively affected by the COVID-19 pandemic continue to improve or they otherwise pay their rent.

As of December 31, 2021, we have paid all interest and principal amounts when due and are in compliance with all financial covenants related to the Credit Facility as amended.

Cash Flow Analysis

	For the year ended December 31,			Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$48,150	$37,140	$46,763	$11,010	$(9,623)
Net cash flows (used in) provided by investing activities	$(5,883)	$33,234	$4,860	$(39,117)	$28,374
Net cash flows used in financing activities	$(42,869)	$(61,922)	$(62,330)	$19,053	$408

Operating activities

Cash provided by operating activities increased $11 million during 2021 compared to 2020 and decreased $9.6 million during 2020 compared to 2019. The increase from 2020 to 2021 was due to increased collections from tenants during 2021.The decrease from 2019 to 2020 was due to reduced collections in 2020 due to COVID-19 and the sale of properties in 2019 and 2020.

Investing activities

	For the year ended December 31,			Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(Dollar amounts in thousands)
Proceeds from the sale of investment properties	—	37,255	14,872	(37,255)	22,383
Capital expenditures	(5,883)	(4,021)	(10,012)	(1,862)	5,991
Net cash (used in) provided by investing activities	$(5,883)	$33,234	$4,860	$(39,117)	$28,374

During the year ended December 31, 2021, cash was used by investing activities compared to cash provided in 2020 primarily due to the sale of investment properties in 2020 which did not occur in 2021. During the year ended December 31, 2020, cash provided by investing activities was higher than 2019 primarily due to higher proceeds from the sale of investment properties and lower capital expenditures in 2020.

Financing activities

	For the year ended December 31,			Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
	(Dollar amounts in thousands)
Total net changes related to debt	$(34,074)	$(53,223)	$(25,161)	$19,149	$(28,062)
Proceeds from DRP	3,749	4,547	19,642	(798)	(15,095)
Shares repurchased	(2,777)	(2,405)	(12,566)	(372)	10,161
Distributions paid	(9,767)	(10,841)	(44,245)	1,074	33,404
Net cash used in financing activities	$(42,869)	$(61,922)	$(62,330)	$19,053	$408

During 2021, cash expended on debt decreased $19.0 million from 2020, primarily due to lower net debt paydowns in 2021 compared to 2020. During 2020, cash expended on debt increased $28.1 million from 2019, primarily due to paydowns of the line of credit. During the years ended December 31, 2021, 2020 and 2019, we generated proceeds from the sale of shares pursuant to the DRP of $3.7 million, $4.5 million and $19.6 million, respectively. For the years ended December 31, 2021, 2020 and 2019, share repurchases were $2.8 million, $2.4 million and $12.6 million, respectively. During the years ended December 31, 2021, 2020 and 2019, we paid $9.8 million, $10.8 million and $44.2 million, respectively, in distributions.

Distributions

A summary of the distributions declared, distributions paid and cash flows provided by operations during the years ended December 31, 2021, 2020 and 2019 follows (Dollar amounts in thousands, except per share amounts):

Year Ended December 31, (1)	Distributions Declared	Distributions Declared Per Share		Distributions Rescinded	Cash Distributions Paid	Cash Distributions Reinvested via DRP	Total Cash Distributions Paid	Cash Flows From Operations
2021	$14,655	$0.41	(2)	$—	$6,018	$3,749	$9,767	$48,150
2020	$8,173	$0.23	(3)	$(8,173)	$6,294	$4,547	$10,841	$37,140
2019	$43,162	$1.21	(4)	$—	$24,603	$19,642	$44,245	$46,763

(1)

For the years ended December 31, 2021, 2020 and 2019, distributions were funded by cash flow from operations. Note that some distributions may be declared in one year but will not be paid until the next year, so for any given year the total distributions declared often will not match the total distributions paid, even if all distribution that have been declared have been paid at the time of disclosure.

(2)

This amount represents an annualized rate of 3% based on the previously estimated per share NAV of our common stock as of December 31, 2020 equal to $18.08 which was established on March 5, 2021. The distributions declared during the year ended December 31, 2021 began with the second quarter distribution following the reinstatement of distributions.

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

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2021, 2020 and 2019.

This section describes and compares our results of operations for the years ended December 31, 2021, 2020 and 2019. We generate primarily all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of any acquisitions or dispositions on net income. (Dollar amounts in thousands)

Comparison of the Years ended December 31, 2021 and 2020

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

A total of 44 investment properties (which are all of the properties we currently own) that were acquired on or before January 1, 2020 and classified as held and used at December 31, 2021 represent our “same store” properties during the years ended December 31, 2021 and 2020. “Non-same store,” as reflected in the table below, consists of properties sold after January 1, 2020. For the years ended December 31, 2021 and 2020, three properties that were sold constituted non-same store properties.

The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2021 and 2020, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

	Total			Same Store			Non-Same Store
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2021	2020	Change	2021	2020	Change	2021	2020	Change
Rental income	$117,846	$111,782	$6,064	$117,846	$111,599	$6,247	$—	$183	$(183)
Other property income	183	162	21	183	162	21	—	—	—
Total income	$118,029	$111,944	$6,085	$118,029	$111,761	$6,268	$—	$183	$(183)

Property operating expenses	$20,845	$18,613	$2,232	$20,845	$18,575	$2,270	$—	$38	$(38)
Real estate tax expense	14,388	14,505	(117)	14,388	14,467	(79)	—	38	(38)
Total property operating expenses	$35,233	$33,118	$2,115	$35,233	$33,042	$2,191	$—	$76	$(76)

Property net operating income	$82,796	$78,826	$3,970	$82,796	$78,719	$4,077	$—	$107	$(107)

Straight-line income, net	$(362)	$965	$(1,327)
Amortization of intangibles and lease incentives	669	1,977	(1,308)
General and administrative expenses	(4,784)	(5,206)	422
Business management fee	(8,950)	(8,924)	(26)
Depreciation and amortization	(48,906)	(52,834)	3,928
Interest expense	(23,240)	(25,349)	2,109
Interest and other income	274	157	117
Net loss	$(2,503)	$(10,388)	$7,885

Net loss. Net loss was $2,503 and $10,388 for the years ended December 31, 2021 and 2020, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the year ended December 31, 2021 with the results of the same investment properties owned during the year ended December 31, 2020, property net operating income increased $4,077, total property income increased $6,268, and total property operating expenses including real estate tax expense increased $2,191.

The increase in “same store” total property income is primarily due to lower bad debt in 2021. See Note 13 – “Leases” for additional information regarding the effects of deferred rent and bad debt on rental income.

“Non-same store” total property net operating income decreased $107 during 2021 as compared to 2020. The decrease was due to three properties sold in the first quarter of 2020. On a “non-same store” basis, total property income decreased $183 and total property operating expenses decreased $76 during the year ended December 31, 2021.

Straight-line income, net. Straight-line rent income decreased $1,327 in 2021 compared to 2020. This decrease is primarily due to scheduled rent increases and a decrease in rent abatements in 2021.

Intangible amortization. Intangible amortization income decreased $1,308 in 2021 compared to 2020. The decrease is primarily attributable to lower below market lease intangible write-offs in 2021.

General and administrative expenses. General and administrative expenses decreased $422 in 2021 compared to 2020 primarily due to reduced legal costs.

Business management fee. Business management fees increased $26 in 2021 compared to 2020.

Depreciation and amortization. Depreciation and amortization decreased $3,928 in 2021 compared to 2020. The decrease is primarily due to fully amortized assets and properties sold in January 2020.

Interest expense. Interest expense decreased $2,109 in 2021 compared to 2020. The decrease is primarily due to lower average interest rates and a decrease in average debt outstanding in 2021 compared to 2020.

Interest and other income. Interest and other income increased $117 in 2021 compared to 2020.

Comparison of the Years ended December 31, 2020 and 2019

A total of 44 investment properties that were acquired on or before January 1, 2019 and classified as held and used at December 31, 2020 represent our “same store” properties during the years ended December 31, 2020 and 2019. “Non-same store,” as reflected in the table below, consists of properties sold after January 1, 2019 or classified as held for sale at December 31, 2020. For the years ended December 31, 2020 and 2019, 15 properties constituted non-same store properties.

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

The decrease in “same store” total property income is primarily due to an increase in bad debt and lower reimbursements billed to tenants resulting from lower expenses during the year ended December 31, 2020, both primarily caused by the COVID-19 pandemic. See Note 13 – “Leases” for additional information regarding the effects of the deferred rent and bad debt on rental income.

“Non-same store” total property net operating income decreased $3,789 during 2020 compared to 2019. The decrease was due to 12 properties sold in the fourth quarter of 2019 and an additional three properties sold during the first quarter of 2020. On a “non-store” basis, total property income decreased $5,459 and total property operating expenses decreased $1,670 during the year ended December 31, 2020.

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

Leasing Activity

The following table sets forth leasing activity during the year ended December 31, 2021. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Improvements per Square Foot
Comparable Renewal Leases	68	476,909	$16.75	$17.06	-1.8%	4.8	$0.07
Comparable New Leases	13	39,879	$23.09	$20.02	15.3%	7.9	$15.61
Non-Comparable New and Renewal Leases (a)	47	221,316	$14.12	N/A	N/A	4.1	$6.84
Total	128	738,104

(a)

Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rent amounts and leases signed where the previous and current lease do not have similar lease structures

Lease extensions are treated as renewals and included in the above table only if the lease extension period exceeds any abatement period. Seven leases comprising 33,373 square feet (5.9% of total renewal square footage) renewed during the year ended December 31, 2021 were extended early in connection with COVID-19 related abatement or deferral agreements.

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

Our FFO and MFFO for the years ended December 31, 2021, 2020 and 2019 are calculated as follows (Dollar amounts in thousands):

		For the year ended December 31,
		2021	2020	2019
	Net loss	$(2,503)	$(10,388)	$(11,420)
Add:	Depreciation and amortization related to investment properties	48,906	52,834	57,691
	Provision for asset impairment	—	—	4,420
Less:	Gain on sale of investment properties	—	—	(3,279)
	Funds from operations (FFO)	46,403	42,446	47,412

Less:	Amortization of acquired market lease intangibles, net	(773)	(2,073)	(1,405)
	Straight-line income, net	362	(965)	(840)
	Modified funds from operations (MFFO)	$45,992	$39,408	$45,167

Critical Accounting Estimates

Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Our significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2021 Notes to Consolidated Financial Statements in Item 15. We have identified Impairment of Investment Properties and Collectability of Accounts and Rents Receivable as critical accounting policies.

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

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2021 Notes to Consolidated Financial Statements in Item 15.

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

As of December 31, 2021, we had outstanding debt of $597 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 1.70% to 4.6% per annum. The weighted average interest rate was 3.33%, which includes the effect of interest rate swaps. As of December 31, 2021, the weighted average years to maturity for our mortgages and credit facility payable was 1.7 years.

As of December 31, 2021, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $118.5 million and a fair value of $115.9 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $3.9 million at December 31, 2021. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $4.1 million at December 31, 2021.

At December 31, 2021, we had $129.7 million of debt or 21.7% of our total debt bearing interest at variable rates not fixed by swap agreements with a weighted average interest rate equal to 1.75% per annum. We had variable rate debt subject to swap agreements fixing the rate of $348.8 million or 58.4% of our total debt at December 31, 2021.

If interest rates on all debt which bears interest at variable rates as of December 31, 2021 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.1 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2021 decreased by 1% (100 basis points), interest expense would not change earnings and cash flows primarily due to the impact of the LIBOR floor on the Revolving Credit Facility.

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

On February 3, 2022, we refinanced our Credit Facility, and the interest rate benchmark used in this agreement has changed from LIBOR to SOFR.

While we expect LIBOR to be available in substantially its current form through June 30, 2023, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding the transition to LIBOR, could adversely affect us.

Derivatives

For information related to derivatives, reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our December 31, 2021 Notes to Consolidated Financial Statements in Item 15.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their positions and ages are as follows:

Name	Age*	Position
Daniel L. Goodwin	78	Chairman of the Board
Lee A. Daniels	79	Lead Independent Director
Stephen L. Davis	64	Independent Director
Gwen Henry	81	Independent Director
Bernard J. Michael	62	Independent Director
Mitchell A. Sabshon	69	Director, President and Chief Executive Officer
Catherine L. Lynch	63	Chief Financial Officer
Daniel Zatloukal	41	Senior Vice President
Judith Fu	60	Vice President
Cathleen M. Hrtanek	45	Secretary
*	As of January 1, 2022

Daniel L. Goodwin, 78. Director and the chairman of our board since July 2012. Mr. Goodwin has also served as a director of the Business Manager since August 2011. Mr. Goodwin is the Chairman and CEO of Inland, headquartered in Oak Brook, Illinois. Inland is comprised of separate real estate investment and financial companies with managed assets with a value of approximately $10.5 billion, doing business nationwide with a presence in 43 states, as of December 31, 2019. Inland owns and manages properties in all real estate sectors, including retail, office, industrial and apartments. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group LLC. In addition, Mr. Goodwin has served as the chairman of the board of Inland Mortgage Investment Corporation since March 1990, chairman, director and chief executive officer of Inland Bancorp, Inc., a bank holding company, since January 2001 and chairman of the board of IREIC since January 2017. Mr. Goodwin also served as a director of Inland Real Estate Corporation (n/k/a IRC Retail Centers LLC) (“IRC”) from 2001 until its merger in March 2016, and served as its chairman of the board from 2004 to April 2008. Mr. Goodwin served as a director and the chairman of the board of Inland Residential Properties Trust, Inc. (“IRPT”) and as a director and the chairman of the board of the IRPT business manager, both from December 2013 until each company’s liquidation and dissolution in October 2019. Mr. Goodwin has served as chairman of Inland InPoint Advisor, LLC since October 2016, as a director and chairman of the board of MH Ventures Fund II, Inc. and its business manager, since September 2020, and as a director of IPCC since 2004. He also served as the chairman of the National Association of Real Estate Investment Trusts Public Non-Listed REIT Council from January 2010 through December 2017, and as a past Vice Chairman of the Chicago Better Government Association.

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

Lee A. Daniels, 79. Independent director since February 2012 and Lead Independent Director since September 2017. Mr. Daniels serves as Chairman of the Nominating and Corporate Governance Committee and a member of the Audit Committee. Mr. Daniels has also served on the Kite Realty Group (“Kite”) Board of Trustees since 2014 and is a member of the Kite Corporate Governance and Nominating Committee. Mr. Daniels served on the board of directors of Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”) from its inception in 2008 until its merger with Kite in 2014.

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

Stephen L. Davis, 64. Independent director since February 2012. Mr. Davis serves as a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Davis has over 30 years of experience in real estate development. Mr. Davis has been the president of The Will Group, Inc., a construction company, since founding the company in 1986. In his position with The Will Group, Mr. Davis was instrumental in the construction of Kennedy King College campus, located in Chicago, Illinois, and the coordination of the "Plan For Transformation" for Altgeld Gardens, a public housing development located in Chicago, Illinois. Since October 2003, Mr. Davis has also overseen property management operations for several properties owned by a family-owned real estate trust.

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

Gwen Henry, 81. Independent director since February 2012. Ms. Henry serves as Chairman of the Audit Committee and a member of the Nominating and Corporate Governance Committee. Ms. Henry currently serves as the Treasurer of DuPage County, Illinois, a position she has held since December 2006. In this position, Ms. Henry is responsible for the custody and distribution of DuPage County funds. In addition, from April 1981 to 2019, Ms. Henry was a partner at Dugan & Lopatka, a regional accounting firm, and a member of the firm’s controllership and consulting services practice, where she specialized in financial consulting and tax and business planning for privately-held companies. Since December 2009, Ms. Henry has also served as a member of the Illinois Municipal Retirement Fund, a $43 billion fund which has investments in excess of $1.2 billion allocated to real estate. She currently serves as chair of the investment committee, and is a member of the audit committee and the legislative committee of the fund.

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

Bernard J. Michael, 62. Independent director since September 2014. Mr. Michael serves as a member of the Audit Committee and, since September 2017, the Nominating and Corporate Governance Committee. Mr. Michael is a managing partner and founding member of AWH Partners, LLC, a privately held real estate investment, development and management firm. Since 2010, AWH has completed in excess of $1.4 billion of hotel investments, and is managing or has completed hotel redevelopment projects totaling more than $300 million. In early 2012, AWH acquired Lane Hospitality, which it rebranded as Spire Hospitality, a top-tier national hospitality platform formed in 1980.

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

Mitchell A. Sabshon, 69. Director since September 2014, our chief executive officer since April 2014 and our president since December 2016. Mr. Sabshon has also served as a director and president of the Business Manager since October 2013 and December 2016, respectively. Mr. Sabshon is also currently the chief executive officer, president and a director of IREIC, positions he has held since August 2013, January 2014 and September 2013, respectively. He is a director, the president and chief executive officer of the IRPT business manager since December 2013 and was a director and the president and chief executive officer of IRPT from December 2013 until December 2019. Mr. Sabshon is currently the Chief Executive Officer of Inland Venture Partners, LLC, a position he has held since November 2018, Chief Executive Officer of Inland Ventures MHC Manager, LLC, a position he has held since December 2018, and Chief Executive Officer and director of MH Ventures Fund II, Inc. and its business manager, positions he has held since September 2020. Mr. Sabshon also serves as the chairman of the board of directors and chief executive officer of InPoint Commercial Real Estate Income, Inc. (“InPoint”), positions he has held since September 2016 and October 2016, respectively, and as the chief executive officer of the InPoint advisor since August 2016. Mr. Sabshon has also served as a director and chairman of the board of IPCC since September 2013 and January 2015, respectively, and a director of Inland Securities Corporation (“Inland Securities”) since January 2014. He has also served as chief executive officer of Inland Venture Partners, LLC since November 2018.

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

Catherine L. Lynch, 63. Our chief financial officer since April 2014 and treasurer since April 2018, and a director of the Business Manager since August 2011, Ms. Lynch joined Inland in 1989 and has been a director of The Inland Group LLC since June 2012. She serves as the treasurer and secretary (since January 1995), the chief financial officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and chief financial officer and secretary (since June 1995) of Inland Securities. She also served as the chief financial officer of IRPT and the IRPT business manager from December 2013 until October 2019. She also served as the treasurer of the IRPT business manager from December 2013 to October 2014. Ms. Lynch also serves as the chief financial officer and treasurer (since October 2016) of InPoint and as the chief financial officer and treasurer of the InPoint advisor (since August 2016). Ms. Lynch also has served as a director of IPCC since May 2012. Ms. Lynch served as the treasurer of Inland Capital Markets Group, Inc. from January 2008 until October 2010, as a director and treasurer of Inland Investment Advisors, LLC from June 1995 to December 2014 and as a director and treasurer of Inland Institutional Capital, LLC from May 2006 to December 2014. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch received her bachelor degree in accounting from Illinois State University in Normal. Ms. Lynch is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”) as a financial operations principal.

Daniel Zatloukal, 41. Our senior vice president since December 2021, Mr. Zatloukal also serves as executive vice president and head of asset and portfolio management for all investment programs sponsored by our sponsor, Inland Real Estate Investment Corporation (“IREIC”), positions he has held since 2015. He also serves as senior vice president of IPCC, an affiliate of IREIC, a position he has held since 2014. IPC offers replacement properties for Section 1031 exchange transactions as well as multiple-owner real estate investment solutions and as of September 30, 2021, has sponsored 279 private placement programs and has more than $9 billion in assets under management. Mr. Zatloukal was president of Inland Investment Real Estate Services, Inc. from October 2015 through June 2017 and was responsible for overseeing all of IREIC’s real estate services group, which includes property management, leasing and asset management for commercial and residential portfolios owned or managed by IREIC and its affiliates. Prior to rejoining Inland at IPC in 2013, Mr. Zatloukal served as vice president of capital markets at Jones Lang LaSalle in Atlanta. He received his bachelor’s degree in finance from the University of Illinois at Urbana-Champaign.

Judith Fu, 60. Our vice president since December 2021, and the vice president of the Business Manager since January 2022. Ms. Fu joined Inland in 2005 and currently also serves as a vice president of IREIC, a position she has held since August 2018. As chief of staff of IREIC, Ms. Fu provides organizational support to the executive management team of IREIC and its subsidiaries so that they are better able to achieve their respective missions, strategic initiatives and financial objectives. Ms. Fu also served as Chief Compliance Officer for the registered investment advisor subsidiaries of Inland Mortgage Corporation from August 2008 to August 2010. In 2010, Ms. Fu began working for IREIC as the executive assistant to its then CEO. While holding this position, she also acted as the chief compliance officer for Inland Institutional Capital Partners from March 2012 to September 2014. Ms. Fu holds FINRA Series 24, 63, 65 and 7 licenses and previously was a licensed managing real estate broker in the State of Illinois. Ms. Fu has a B.S. degree from Loyola University Chicago.

Cathleen M. Hrtanek, 45. Our corporate secretary, and the secretary of the Business Manager, since August 2011. Ms. Hrtanek joined Inland in 2005 and is currently assistant general counsel and vice president of The Inland Real Estate Group, LLC. In her capacity as assistant general counsel, Ms. Hrtanek represents many of the entities that are part of The Inland Real Estate Group of Companies on a variety of legal matters. Ms. Hrtanek also has served as secretary of MH Ventures Fund II, Inc. and its business manager since September 2020, the secretary of the InPoint advisor since August 2016, assistant secretary of InPoint since August 2019, secretary of IRPT and its business manager from December 2013 to October 2019, secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, secretary of Inland Diversified from September 2008 through July 2014 and its business manager from September 2008 through March 2016, and secretary of IPCC from August 2009 through May 2017. Prior to joining Inland, Ms. Hrtanek was employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois from September 2001 until 2005. Ms. Hrtanek has been admitted to practice law in the State of Illinois. Ms. Hrtanek received her bachelor degree from the University of Notre Dame in South Bend, Indiana and her law degree from Loyola University Chicago School of Law.

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

Delinquent Section 16(a) Reports

Two reports on Form 3 were filed one day late on December 14, 2021, one on behalf of our new senior vice president, Dan Zatloukal, and the other on behalf of new vice president, Judith Fu. Although the filings were ready to be made on the due date, neither of these officers had previously filed with the SEC using the SEC’s EDGAR filing system, and EDGAR access codes were not received until one day after their initial filings on Form 3 were required to have been filed. The Company awarded restricted share units to one director as compensation for his service annually for several years, and all of these awards were timely reported on Form 4 on his behalf with the vesting schedule and a note regarding their convertibility to common stock included in a footnote. Beneficial ownership of shares of common stock received upon the vesting and conversion of the restricted share units to common stock was reflected in the total number of shares of common stock owned by the director in column 5 of Table I of subsequent reports on Form 4. However, the conversions of the restricted share units to common stock on four occasions from June 2020 through June 2021 were not included as separate transaction line items on the reports on Form 4 filed on the director’s behalf and as a result were not timely reported. One late report on Form 4 and one amendment to a Form 4 have been filed on behalf of director Lee Daniels to report these four conversions of restricted share units to common stock as separate transaction line items on Form 4.

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

Compensation of Executive Officers

All of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for services rendered to us. We neither compensate our executive officers nor reimburse either the Business Manager or Real Estate Manager for any compensation paid to individuals who also serve as our executive officers, or the executive officers of the Business Manager, our Real Estate Manager or their respective affiliates; provided that, for these purposes, a corporate secretary is not considered an “executive officer.” As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included a “Compensation Discussion and Analysis,” a report from our board of directors with respect to executive compensation, a non-binding stockholder advisory vote on compensation of executives, a non-binding stockholder advisory vote on the frequency of the stockholder vote on executive compensation or the pay ratio between employees and our principal executive officer. The fees we pay to the Business Manager and Real Estate Manager under the business management agreement or the real estate management agreement, respectively, are described in more detail under “Certain Relationships and Related Transactions.”

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

Independent Director Compensation

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2021 (Dollar amounts in thousands):

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(2)	Total Compensation
Lee A. Daniels	$77	$20	$—	$—	$—	$—	$97
Stephen L. Davis	$64	$20	$—	$—	$—	$—	$84
Gwen Henry	$76	$20	$—	$—	$—	$—	$96
Bernard J. Michael	$64	$20	$—	$—	$—	$—	$84
(1)	Represents 1,106 restricted shares granted on December 2, 2021 to each director.
(2)	Represents the value of distributions received during the year ended December 31, 2021 on all stock awards received through December 31, 2021.

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

Stock Compensation

On March 21, 2016 the board of directors approved the RSP, which was subsequently approved by the Company’s stockholders at the annual stockholders’ meeting on June 16, 2016. The RSP provides us with the ability to grant awards of restricted shares and restricted share units to directors, officers and employees (if we ever have employees) of us, our affiliate or the Business Manager. Under the RSP, on the date of the annual stockholders’ meeting in 2021, each independent director received an award of restricted shares of common stock having a fair market value as of the date of grant equal to $20,000 or, in lieu thereof, restricted share units. Restricted shares and restricted share units issued to independent directors pursuant to these grants vest over a three-year period following the respective date of grant in increments of 33-1/3% per annum, subject to their continued service as directors until each vesting date, and become fully vested earlier upon a liquidity event or upon the termination of a director by reason of his or her death or disability. The total number of common shares granted under the RSP may not exceed 5.0% of our outstanding shares on a fully diluted basis at any time (as such number may be adjusted to reflect any increase or decrease in the number of outstanding shares resulting from a stock split, stock dividend, reverse stock split or similar change in our capitalization).

Other restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or service as a director for any reason other than death or disability or, if applicable, the termination of the business management agreement with the Business Manager. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares have the right to vote such shares and may receive distributions prior to the time that the restrictions on the restricted shares have lapsed. As of December 31, 2021, there were 8,108 unvested restricted shares and 252 unvested restricted share units outstanding under the RSP.

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

Stock Owned by Certain Beneficial Owners and Management

Based on a review of filings with the SEC, the following table reflects the amount of common stock beneficially owned (unless otherwise indicated) by (1) persons that beneficially own more than 5% of the outstanding shares of our common stock; (2) our directors and each nominee for director; (3) our executive officers; and (4) our directors and executive officers as a group. All information is as of March 15, 2022.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Daniel L. Goodwin, Director and Chairman of the Board(3)	293,037	*
Lee A. Daniels, Lead Independent Director(4)	6,669	*
Stephen L. Davis, Independent Director(5)	5,349	*
Gwen Henry, Independent Director(6)	5,359	*
Bernard J. Michael, Independent Director(7)	3,698	*
Mitchell A. Sabshon, Director, President and Chief Executive Officer(8)	2,654	*
Catherine L. Lynch, Chief Financial Officer(9)	906	*
Daniel Zatloukal, Senior Vice President	—	*
Roberta S. Matlin(10)	514	*
Judith Fu, Vice President(11)	642	*
Cathleen M. Hrtanek, Secretary(12)	222	*
All officers and directors as a group (10 persons)	319,050	*
____________

* Less than 1%

(1) The business address of each person listed in the table is c/o Inland Real Estate Income Trust, Inc., 2901 Butterfield Road, Oak Brook, Illinois 60523.

(2) All fractional ownership amounts have been rounded to the nearest whole number.

(3) Mr. Goodwin shares voting and dispositive power with his wife over 5,556 shares. Mr. Goodwin’s beneficial ownership includes 137,844 shares owned by the Goodwin 2012 Descendants Trust, 17,528 shares owned by a 2012 Gift Trust, 35,220 shares owned by another 2012 Gift Trust and 96,889 shares owned by Inland Real Estate Investment Corporation. Mr. Goodwin’s wife, as trustee, has sole voting and investment power over the shares owned by the Goodwin 2012 Descendants Trust. Mr. Goodwin controls the voting and disposition decisions with respect to the shares owned by the two 2012 Gift Trusts and Inland Real Estate Investment Corporation.

(4) Includes 1,841 unvested restricted shares. Does not include 252 restricted share units granted to Mr. Daniels, which will be settled in future periods pursuant to their terms. Each restricted share unit represents the right to receive one share of common stock and an amount equal to the cash value of the dividends that would have been paid to Mr. Daniels if one share of common stock had been issued on the grant date for each restricted share unit granted to Mr. Daniels under the award, but does not confer current dispositive or voting control of any shares of common stock. Mr. Daniels has sole voting and investment power over all of the shares that he beneficially owns.

(5) Includes 2,089 unvested restricted shares. Mr. Davis has sole voting and investment power over all of the shares that he beneficially owns.

(6) Includes 2,089 unvested restricted shares. Ms. Henry shares voting and dispositive power with her husband over all of the shares that they own.

(7) Includes 2,089 unvested restricted shares. Mr. Michael has sole voting and investment power over all of the shares that he beneficially owns.

(8) Mr. Sabshon has sole voting and investment power over all of the shares that he beneficially owns.

(9) Ms. Lynch shares voting and dispositive power with her husband over all of the shares that they own.

(10) Ms. Matlin resigned as a Vice President of the Company on December 31, 2021. Ms. Matlin has sole voting and investment power over all of the shares that she beneficially owns.

(11) Ms. Fu has sole voting and investment power over all shares that she beneficially owns.

(12) Ms. Hrtanek has sole voting and investment power over all of the shares that she beneficially owns.

Securities Authorized for Issuance under the RSP

The following table sets forth information regarding securities authorized for issuance under the RSP as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	1,784,114
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	1,784,114

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Business Management Agreement

We have entered into a business management agreement with IREIT Business Manager & Advisor Inc., which serves as the Business Manager with responsibility for overseeing and managing our day-to-day operations. Subject to satisfying the criteria described below, we pay the Business Manager an annual business management fee equal to 0.65% of our “average invested assets,” payable quarterly in an amount equal to 0.1625% of our average invested assets as of the last day of the immediately preceding quarter; provided that the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount to which it is entitled in any particular quarter, and the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or deferred or accrued, without interest, to be paid at a later point in time. For the year ended December 31, 2021, the Business Manager was entitled to a business management fee of approximately $8.9 million, of which approximately $2.2 million remained unpaid as of December 31, 2021.

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

Upon a “triggering event,” we will pay the Business Manager a subordinated incentive fee equal to 10% of the amount by which (1) the “liquidity amount” (as defined below) exceeds (2) the “aggregate invested capital,” plus the total distributions required to be paid to our stockholders in order to pay them a 7% per annum cumulative, pre-tax non-compounded return on the aggregate invested capital, all measured as of the triggering event. If we have not satisfied this return threshold at the time of the applicable triggering event, the fee will be paid at the time of any future triggering event, provided that we have satisfied the return requirements. We did not experience a “triggering event,” and thus did not incur a subordinated incentive fee, during the year ended December 31, 2021.

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

Real Estate Management Agreement

We have entered into a real estate management agreement with our Real Estate Manager under which our Real Estate Manager and its affiliates manage or oversee each of our real properties. For each property that is managed directly by our Real Estate Manager or its affiliates, we pay the Real Estate Manager a monthly management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other type of property. The Real Estate Manager determines, in its sole discretion, the amount of the management fee payable in connection with a particular property, subject to these limits. For each property that is managed directly by the Real Estate Manager or its affiliates, we pay the Real Estate Manager a separate leasing fee based upon prevailing market rates applicable to the geographic market of that property. If we engage our Real Estate Manager to provide construction management services for a property, we also pay a separate construction management fee based upon prevailing market rates applicable to the geographic market of that property. We also reimburse our Real Estate Manager and its affiliates for property-level expenses that they pay or incur on our behalf, including the salaries, bonuses and benefits of persons performing services for our Real Estate Manager and its affiliates (excluding the executive officers of our Real Estate Manager). For the year ended December 31, 2021, we incurred real estate management fees, construction management fees and leasing fees in an aggregate amount equal to approximately $6.4 million, of which approximately $0.09 million remained unpaid as of December 31, 2021.

Other Fees and Expense Reimbursements

We reimburse the Business Manager, Real Estate Manager and entities affiliated with each of them, such as Inland Real Estate Acquisitions, LLC (“IREA”), Inland Institutional Capital, LLC and their respective affiliates, as well as third parties, for any investment-related expenses they pay in connection with selecting, evaluating or acquiring any investment in real estate assets, regardless of whether we acquire a particular real estate asset. Examples of reimbursable expenses include but are not limited to legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party broker or finder’s fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs. We do not reimburse acquisition expenses in connection with an investment in marketable securities, except that we may reimburse expenses incurred on our behalf and payable to a third party, such as third-party brokerage commissions. We did not acquire any properties in 2021 and did not incur any acquisition expenses during the year ended December 31, 2021.

We reimburse IREIC, the Business Manager and their respective affiliates, including the service providers, for any expenses that they pay or incur on our behalf in providing services to us, including all expenses and the costs of salaries and benefits of persons performing services for these entities on our behalf (except for the salaries and benefits of persons who also serve as one of our executive officers or as an executive officer of the Business Manager or its affiliates) and expenses ultimately paid to third parties. Expenses include, but are not limited to: expenses incurred in connection with any sale of assets or any contribution of assets to a joint venture; expenses incurred in connection with any liquidity event; taxes and assessments on income or real property and taxes; premiums and other associated fees for insurance policies including director and officer liability insurance; expenses associated with investor communications including the cost of preparing, printing and mailing annual reports, proxy statements and other reports required by governmental entities; administrative service expenses charged to, or for the benefit of, us by third parties; audit, accounting and legal fees charged to, or for the benefit of, us by third parties; transfer agent and registrar’s fees and charges paid to third parties; and expenses relating to any offices or office facilities maintained solely for our benefit that are separate and distinct from our executive offices. During the year ended December 31, 2021, IREIC, the Business Manager and their respective affiliates incurred on our behalf approximately $1.4 million of these expenses, of which approximately $0.2 million had not been reimbursed by us as of December 31, 2021.

Policies and Procedures with Respect to Related Party Transactions

Our board has adopted a Related Party Transactions policy, which prohibits us from engaging in the following types of transactions with IREIC-affiliated entities unless a majority of the independent directors, not otherwise interested in the transaction, acting as a group, determines in accordance with Section 2-419 of the Maryland General Corporation Law, or any successor provision thereto, that the transaction is fair and reasonable to the Company:

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

This policy does not impact agreements or relationships between us and IREIC and its affiliates that already existed when the current version of this policy was adopted by our board in January 2022.

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

Fees to Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2021 and 2020, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2021 and 2020 respectively (Dollar amounts in thousands).

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit fees(1)	$634	$655
Audit-related fees	—	—
Tax fees(2)	116	148
All other fees	—	—
Total	$750	$803
____________
(1)	Audit fees consist of fees incurred for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q.
(2)	Tax fees are comprised of tax compliance and tax consulting fees incurred and billed during the respective years.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG, and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2021 and 2020, respectively, were consistent with maintaining KPMG’s independence. Accordingly, the audit committee has approved all of the services provided by KPMG. As a matter of policy, the Company will not engage its primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. The Company also follows limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

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

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are contained herein on pages 75 – 100 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2021 is submitted herewith.

Real Estate and Accumulated Depreciation (Schedule III).

(3)	Exhibits:

The list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.

(b)	Exhibits:

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Financial Statement Schedules:

Refer to Index to Consolidated Financial Statements contained herein on page 72 of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Third Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2022 (file number 000-55146))

3.2

Inland Real Estate Income Trust, Inc. Articles of Amendment (Reverse Stock Split) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 16, 2018 (file number 000-55146))

3.3

Inland Real Estate Income Trust, Inc. Articles of Amendment (Par Value Decrease) (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 16, 2018 (file number 000-55146))

3.4

Second Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 13, 2015 (file number 000-55146))

4.1

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 9, 2015 (file number 000-55146))

4.2

Fourth Amended and Restated Share Repurchase Program effective August 12, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 29, 2021 (file number 000-55146))

4.3

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 18, 2020 (file number 000-55146))

10.1*	Second Amended and Restated Business Management Agreement, dated as of October 15, 2021, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc.

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

10.20

Second Amended and Restated Credit Agreement, dated as of February 3, 2022, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 9, 2022 (file number 000-55146))

10.21

Subsidiary Guaranty, dated as of February 3, 2022, by certain subsidiaries of Inland Real Estate Income Trust, Inc. parties thereto for the benefit of KeyBank National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 9, 2022 (file number 000-55146))

10.22*

Notes, dated February 3, 2022, by Inland Real Estate Income Trust, Inc. for the benefit of Lenders under the Second Amended and Restate Credit Agreement, dated as of February 3, 2022, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders parties thereto

14.1

Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2013 (file number 000-55146))

21.1	Subsidiaries of the Registrant*

23.1	Consent of KPMG LLP*

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Schema Document

101.LAB	Inline XBRL Taxonomy Extension Schema Document

101.PRE	Inline XBRL Taxonomy Extension Schema Document

104	Inline XBRL Taxonomy Extension Schema Document

* Filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	March 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Daniel L. Goodwin	Director and Chairman of the Board	March 16, 2022
Name:	Daniel L. Goodwin

By:	/s/ Mitchell A. Sabshon	Director, President and Chief Executive Officer (principal executive officer)	March 16, 2022
Name:	Mitchell A. Sabshon

By:	/s/ Catherine L. Lynch	Chief Financial Officer and Treasurer	March 16, 2022
Name:	Catherine L. Lynch	(principal financial officer)

By:	/s/ Lee A. Daniels	Director	March 16, 2022
Name:	Lee A. Daniels

By:	/s/ Stephen Davis	Director	March 16, 2022
Name:	Stephen Davis

By:	/s/ Gwen Henry	Director	March 16, 2022
Name:	Gwen Henry

By:	/s/ Bernard J. Michael	Director	March 16, 2022
Name:	Bernard J. Michael

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Inland Real Estate Income Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inland Real Estate Income Trust, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Identification of impairment triggering events for its investment properties held and used

The Company assesses the carrying values of its respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As discussed in Note 2 to the consolidated financial statements, recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review its assets for recoverability, the Company considers current market conditions, as well as its intent with respect to the holding or disposing of the asset. Investment properties held and used, net as of December 31, 2021 was $1.016 billion, or 90% of total assets.

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

Chicago, Illinois

March 16, 2022

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Assets:
Investment properties held and used:
Land	$267,946	$267,946
Building and other improvements	993,129	987,181
Total	1,261,075	1,255,127
Less accumulated depreciation	(245,532)	(207,764)
Net investment properties held and used	1,015,543	1,047,363
Cash and cash equivalents	8,229	12,906
Restricted cash	5,154	1,079
Accounts and rent receivable	18,560	21,851
Acquired lease intangible assets, net	58,203	71,539
Operating lease right-of-use asset, net	14,570	15,013
Other assets	6,448	6,299
Total assets	$1,126,707	$1,176,050

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$595,542	$628,718
Accounts payable and accrued expenses	9,089	8,977
Operating lease liability	24,396	24,035
Distributions payable	4,888	—
Acquired intangible liabilities, net	37,918	41,658
Due to related parties	2,537	5,348
Other liabilities	14,414	23,355
Total liabilities	688,784	732,091

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,040,928 and 36,022,368 shares issued and outstanding as of December 31, 2021 and 2020, respectively	36	36
Additional paid in capital	811,233	810,210
Accumulated distributions and net loss	(365,877)	(348,719)
Accumulated other comprehensive loss	(7,469)	(17,568)
Total stockholders’ equity	437,923	443,959
Total liabilities and stockholders’ equity	$1,126,707	$1,176,050

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands, except per share amounts)

For the years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Income:
Rental income	$118,957	$115,527	$128,654
Other property income	183	162	254
Total income	119,140	115,689	128,908

Expenses:
Property operating expenses	21,649	19,416	23,083
Real estate tax expense	14,388	14,505	15,869
General and administrative expenses	4,784	5,206	5,040
Business management fee	8,950	8,924	9,342
Provision for asset impairment	—	—	4,420
Depreciation and amortization	48,906	52,834	57,691
Total expenses	98,677	100,885	115,445

Other Income (Expense):
Interest expense	(23,240)	(25,349)	(28,305)
Gain on sale of investment properties	—	—	3,279
Interest and other income	274	157	143
Net loss	$(2,503)	$(10,388)	$(11,420)

Net loss per common share, basic and diluted	$(0.07)	$(0.29)	$(0.32)

Weighted average number of common shares outstanding, basic and diluted	36,031,088	36,021,040	35,748,672

Comprehensive income (loss):
Net loss	$(2,503)	$(10,388)	$(11,420)
Unrealized gain (loss) on derivatives	2,445	(16,497)	(11,513)
Reclassification adjustment for amounts included in net loss	7,654	5,837	(888)
Comprehensive income (loss)	$7,596	$(21,048)	$(23,821)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollar amounts in thousands)

For the years ended December 31, 2021, 2020 and 2019

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	35,343,256	$35	$795,409	$(283,859)	$5,493	$517,078

Distributions declared ($1.2072 per share)	—	—	—	(43,162)	—	(43,162)
Proceeds from distribution reinvestment plan	949,012	1	19,641	—	—	19,642
Shares repurchased	(494,435)	—	(9,381)	—	—	(9,381)
Unrealized loss on derivatives	—	—	—	—	(11,513)	(11,513)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(754)	(754)
Cumulative reversal of recognized hedge ineffectiveness (see Note 2)	—	—	—	134	(134)	—
Cumulative-effect adjustment recognized upon adoption of ASC 842 (see Note 2)		—	—	(24)	—	(24)
Equity based compensation	1,555	—	53	—	—	53
Net loss	—	—	—	(11,420)	—	(11,420)

Balance at December 31, 2019	35,799,388	36	805,722	(338,331)	(6,908)	460,519

Distributions declared ($0.226875 per share)	—	—	—	(8,173)	—	(8,173)
Rescission of Q1 2020 distribution (see Note 8)	—	—	—	8,173	—	8,173
Proceeds from distribution reinvestment plan	225,940	—	4,547	—	—	4,547
Shares repurchased	(6,730)	—	(127)	—	—	(127)
Unrealized loss on derivatives	—	—	—	—	(16,497)	(16,497)
Reclassification adjustment for amounts included in net loss	—	—	—	—	5,837	5,837
Equity based compensation	3,770	—	68	—	—	68
Net loss	—	—	—	(10,388)	—	(10,388)

Balance at December 31, 2020	36,022,368	36	810,210	(348,719)	(17,568)	443,959

Distributions declared ($0.406800 per share)	—	—	—	(14,655)	—	(14,655)
Proceeds from distribution reinvestment plan	207,373	—	3,749	—	—	3,749
Shares repurchased	(192,023)	—	(2,777)	—	—	(2,777)
Unrealized gain on derivatives	—	—	—	—	2,445	2,445
Reclassification adjustment for amounts included in net loss	—	—	—	—	7,654	7,654
Equity based compensation	3,210	—	51	—	—	51
Net loss	—	—	—	(2,503)	—	(2,503)

Balance at December 31, 2021	36,040,928	$36	$811,233	$(365,877)	$(7,469)	$437,923

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

For the years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Cash flows from operating activities:
Net loss	$(2,503)	$(10,388)	$(11,420)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,906	52,834	57,691
Gain on sale of investment properties	—	—	(3,279)
Provision for asset impairment	—	—	4,420
Amortization of debt issuance costs and mortgage premiums, net	898	614	604
Amortization of acquired market leases, net	(773)	(2,073)	(1,405)
Amortization of equity based compensation	51	68	53
Reduction in the carrying amount of the right-of-use asset	443	465	485
Straight-line income, net	(442)	(1,769)	(1,644)
Other non-cash adjustments	103	55	36
Changes in assets and liabilities:
Accounts payable and accrued expenses	112	328	(196)
Accounts and rent receivable	3,733	(2,158)	(672)
Other assets	(983)	(1,067)	(1,671)
Due to related parties	(2,807)	339	2,408
Operating lease liability	361	339	319
Other liabilities	1,051	(447)	1,034
Net cash flows provided by operating activities	48,150	37,140	46,763

Cash flows from investing activities:
Proceeds from sale of investment properties	—	37,255	14,872
Capital expenditures	(5,883)	(4,021)	(10,012)
Net cash flows (used in) provided by investing activities	(5,883)	33,234	4,860

Cash flows from financing activities:
Payment of credit facility	(8,097)	(83,022)	(25,001)
Proceeds from credit facility	72,097	31,000	7,500
Payment of mortgages payable	(98,074)	(928)	(7,660)
Proceeds from the distribution reinvestment plan	3,749	4,547	19,642
Shares repurchased	(2,777)	(2,405)	(12,566)
Distributions paid	(9,767)	(10,841)	(44,245)
Payment of debt issuance costs	—	(273)	—
Net cash flows used in financing activities	(42,869)	(61,922)	(62,330)

Net (decrease) increase in cash, cash equivalents and restricted cash	(602)	8,452	(10,707)
Cash, cash equivalents and restricted cash, at beginning of the year	13,985	5,533	16,240
Cash, cash equivalents and restricted cash, at end of the year	$13,383	$13,985	$5,533

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollar amounts in thousands)

For the years ended December 31, 2021, 2020 and 2019

Supplemental disclosure of cash flow information:	2021	2020	2019
Cash paid for interest, net of amounts capitalized	$22,456	$24,651	$27,749

Supplemental schedule of non-cash investing and financing activities:

Establishment of operating lease right-of-use asset	$—	$—	$15,963

Establishment of operating lease liability	$—	$—	$23,377

Accrued capital expenditures	$199	$96	$727

Accrued SRP	$—	$—	$2,278

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

NOTE 1 – ORGANIZATION

Inland Real Estate Income Trust, Inc. (the “Company”) was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. The Company is primarily focused on acquiring retail properties and targets a portfolio substantially all of would be comprised of grocery-anchored properties. The Company has invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets if its management believes the expected returns from those investments exceed that of retail properties. The Company also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

The Company has no employees. The Company is managed by IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), pursuant to a Business Management Agreement with the Business Manager.

On February 11, 2019, the Company’s board of directors approved a strategic plan (the “Strategic Plan”) with the goals of providing future liquidity to investors and creating long-term stockholder value. The Strategic Plan centers around owning a portfolio substantially all of which would be comprised of grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, the Company’s management team and board have completed the sale of three properties in January 2020, as further described in Note 4 – “Dispositions,” with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. The Company is considering moving toward a liquidity event in the future, market conditions permitting, most likely through a listing on a public securities exchange.

In connection with the Strategic Plan, the Company’s share repurchase program (as amended, the “SRP”) was amended and restated, effective March 21, 2019, and the Business Management Agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all future acquisition and disposition fees. On March 3, 2020, the Company’s SRP was amended and restated (the “Third A&R SRP”), which became effective on April 10, 2020, as further described below in Note 3 – “Equity”. The Strategic Plan may evolve or change over time. For example, the Company may decide to focus more on redeveloping existing properties relative to investing in new grocery-anchored centers, depending on such factors, including, but not limited to, market prices for its properties, availability of capital for redevelopment and construction costs. There is no assurance, particularly in light of the COVID-19 pandemic, that the Company will be able to successfully implement the Strategic Plan, including making strategic sales or purchases of properties or listing the Company’s common stock, within the timeframe the Company expects or at all. The timing of the execution of the Strategic Plan has already extended beyond our original expectations and cannot be predicted with certainty. We expect that no liquidity event will occur before the adverse effects of the COVID-19 pandemic on the economy and the retail commercial real estate market subside.

On March 4, 2022, as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on the same date and the Company’s Form 8-K/A filed on March 7, 2022, the Company announced that the Company’s board of directors unanimously approved: (i) an estimated per share net asset value (the “Estimated Per Share NAV”) as of December 31, 2021; (ii) the same per share purchase price for shares issued under the Company’s distribution reinvestment plan (as amended, the “DRP”) beginning with the first distribution payment to stockholders upon resumption of distributions and the DRP until the Company announces a new Estimated Per Share NAV, and (iii) that, in accordance with the SRP, beginning with repurchases in April 2022 and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases and “exceptional repurchases” will be repurchased at 80% of the Estimated Per Share NAV.

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, the Company’s board of directors had suspended distributions, rescinded the first quarter distribution that was previously declared and suspended the Company’s DRP and SRP until further notice. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020. On June 29, 2021, the Company announced the reinstatement, and lifting of the suspension, of its DRP. The effective date of the DRP reinstatement was July 22, 2021. The Company also announced the reinstatement and lifting of the suspension of its SRP and its adoption of the fourth amendment and restatement of the SRP, with the first repurchase having occurred on August 16, 2021. See Note 3 – “Equity” for additional details.

At December 31, 2021, the Company owned 44 retail properties, totaling 6,481,262 square feet. The properties are located in 21 states. At December 31, 2021, the portfolio had a weighted average physical occupancy of 93.4% and economic occupancy of 93.9%.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Significant Risks and Uncertainties related to COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties is the potential further adverse effect of the current pandemic of the novel coronavirus, or COVID-19. A number of our tenants had temporarily closed their stores during 2020 and requested rent deferral or rent abatement during this pandemic. The Company’s deferred rent balance is $399 at December 31, 2021, which is significantly lower than the deferred rent balance of $4,457 at December 31, 2020 due primarily to collections during the year ended December 31, 2021.

However, the extent to which the COVID-19 pandemic further impacts the Company’s operations and those of our tenants will depend on future developments, including the impact of the Delta, Omicron or other variants of COVID-19 in the U.S. The impact cannot be predicted with confidence, including the scope, severity and duration of the pandemic’s variants, the actions taken to contain the pandemic’s variants or mitigate their impact, and the direct and indirect economic effects of the pandemic’s variants and containment measures, among others.

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

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

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

Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase price unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The Company’s policy is to record earnout components when estimable and probable. At December 31, 2021, there is no earnout liability outstanding.

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

During the years ended December 31, 2021 and 2020, the Company did not record any impairment charges. During the year ended December 31, 2019, the Company recorded an impairment charge of $4,420 which is included in provision for asset impairment on the consolidated statement of operations and comprehensive loss.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	December 31,
	2021	2020
Cash and cash equivalents	$8,229	$12,906
Restricted cash	5,154	1,079
Total cash, cash equivalents, and restricted cash	$13,383	$13,985

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

December 31, 2021

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

Depreciation expense was $37,806, $37,495 and $39,304 for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization of leasing fees were $731, $615, and $546 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

December 31, 2021

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

Equity-Based Compensation

The Company has restricted shares and units outstanding at December 31, 2021 and 2020. The Company recognizes expense related to the fair value of equity-based compensation awards as general and administrative expense on the consolidated statements of operations and comprehensive loss. The Company primarily recognizes expense based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period and adjusts expense for forfeitures as they occur. See Note 7 – "Equity-Based Compensation" for further information.

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

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

was not contemplated by the contract). Both lessees and lessors may make this election. The Company has elected to apply such relief and will avail itself of the election to avoid performing a lease by lease analysis.

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. On March 4, 2022, the Company’s board of directors determined an estimated per share NAV of the Company’s common stock as of December 31, 2021. The previously estimated per share NAV of the Company’s common stock as of December 31, 2020 was established on March 5, 2021.

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

Distributions reinvested through the DRP were $3,749, $4,547 and $19,642 for the years ended December 31, 2021, 2020 and 2019, respectively. The DRP was suspended during a majority of 2020 and the first half of 2021 as discussed in Note 1 – “Organization.”

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

On June 29, 2021, the Company adopted the fourth amendment and restatement of the SRP. The effective date of the Fourth Amended and Restated Share Repurchase Program (the “Fourth SRP”) was August 12, 2021. Pursuant to the Fourth SRP, any written request for treatment as an Exceptional Repurchase due to the death or qualifying of an owner that occurred between June 1, 2019 and May 31, 2020 (inclusive) will be timely received by the Company no later than January 31, 2022, and any written request for treatment as an

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

Exceptional Repurchase due to the death or qualifying disability of an owner that occurred between June 1, 2020 and July 31, 2021, (inclusive) will be timely received if received by the Company no later than July 31, 2022.

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

Repurchases through the SRP were $2,777, $127 and $9,381 for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, the liability related to the SRP was $0. There was no liability related to the SRP at December 31, 2020 due to the suspension of the SRP. See Note 1 – “Organization” for further discussion on the suspension during 2020 and resumption during 2021 of the SRP.

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

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Intangible assets:
Acquired in-place lease value	$156,918	$156,918
Acquired above market lease value	45,742	45,742
Accumulated amortization	(144,457)	(131,121)
Less: Assets related to investment properties held for sale	—	—
Acquired lease intangibles, net	$58,203	$71,539
Intangible liabilities:
Acquired below market lease value	$70,260	$70,260
Accumulated amortization	(32,342)	(28,602)
Less: Liabilities related to investment properties held for sale	—	—
Acquired below market lease intangibles, net	$37,918	$41,658

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

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

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

Amortization pertaining to acquired in-place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

Amortization recorded as amortization expense:	2021	2020	2019
Acquired in-place lease value	$10,369	$14,724	$17,841
Amortization recorded as a reduction to property operating expense:
Above market ground lease	$—	$—	$—
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(2,966)	$(3,089)	$(3,502)
Acquired below market leases	3,739	5,162	4,907
Net rental income increase	$773	$2,073	$1,405

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2021 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2022	$7,630	$2,656	$3,378
2023	6,429	2,468	3,111
2024	5,403	2,305	2,928
2025	3,530	2,030	2,729
2026	2,479	1,792	2,631
Thereafter	11,871	9,610	23,141
Total	$37,342	$20,861	$37,918

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of December 31, 2021 and 2020, the Company had the following mortgages and credit facility payable:

	December 31, 2021		December 31, 2020
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$118,463	3.88%	$163,738	4.25%
Variable rate mortgages payable with swap agreements	198,796	3.42%	251,595	3.33%
Variable rate mortgages payable	684	1.70%	684	1.75%
Mortgages payable	$317,943	3.59%	$416,017	3.69%
Credit facility payable	279,000	3.03%	215,000	3.89%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$596,943	3.33%	$631,017	3.76%
Add: Unamortized mortgage premiums	17		419
Less: Unamortized debt issuance costs	(1,418)		(2,718)
Total debt	$595,542		$628,718

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

The Company’s indebtedness bore interest at a weighted average interest rate of 3.33% per annum at December 31, 2021, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $596,943 and $631,017 as of December 31, 2021 and 2020, respectively, and its estimated fair value was $591,089 and $625,751 as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, scheduled principal payments and maturities on the Company’s debt were as follows:

	December 31, 2021
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2022	$624	$101,537	$129,000	$231,161
2023	326	77,437	150,000	227,763
2024	341	—	—	341
2025	295	92,656	—	92,951
2026	—	44,727	—	44,727
Thereafter	—	—	—	—
Total	$1,586	$316,357	$279,000	$596,943

Credit Facility Payable

The Company’s credit facility (the “Credit Facility”) consisting of a $200,000 revolving credit facility (the “Revolving Credit Facility”) and a $150,000 term loan (the “Term Loan”) has an accordion feature that allows for an increase in available borrowings up to $700,000, subject to certain conditions.

At December 31, 2021, the Company had $129,000 outstanding under the Revolving Credit Facility and $150,000 outstanding under the Term Loan. At December 31, 2021 the interest rate on the Revolving Credit Facility and the Term Loan was 1.75% and 4.13%, respectively. The Revolving Credit Facility matures on August 1, 2022, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions. The Term Loan matures on August 1, 2023. As of December 31, 2021 the Company had $71,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility. At December 31, 2021, there were 30 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. On September 29, 2020, the Company entered into a first amendment to the Company’s Amended and Restated Credit Agreement dated as of August 1, 2018 with KeyBank National Association individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and Merrill Lynch Pierce, Fenner & Smith Incorporated (now BofA Securities, Inc.) as joint lead arrangers, and other lenders from time to time parties to the agreement. This amendment provides a waiver of the minimum tangible net worth requirement for three consecutive quarters beginning with the quarter ended September 30, 2020. In exchange, our leverage ratio may be increased only to 62.5% (formerly 65%) for two consecutive fiscal quarters two times prior to the facility termination date, the Company is restricted, during this waiver period, from making any share repurchases or distributions without lender approval, a LIBOR floor of 25 basis points will remain in effect for the remainder of the term, and the Company paid a set fee to the arranging bank and all the participating lenders. As of December 31, 2021, the Company is in compliance with all financial covenants related to the Credit Facility as amended.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2021, the Company was current on all of its payments and except for two mortgage loans with covenant violations which only required cash maintenance accounts be established for their two mortgaged properties, all other mortgage loans were in compliance with their financial covenants. For one of those two properties and an additional mortgaged property, the mortgage loans have covenants that required the Company to calculate an assumed debt service coverage ratio (the “Assumed DSCR”) and to make principal paydowns or deposit additional collateral to achieve a minimum Assumed DSCR of at least 0.975 to 1.00. On September 30, 2021, the Company drew on its Credit Facility and used cash on hand to make principal paydowns on those two loans totaling $13,793, and are now in compliance with those covenants. All other mortgage loans were in compliance with their financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of December 31, 2021, the weighted average years to maturity for the Company’s mortgages payable was 2.3 years. For mortgage loans maturing in the next twelve months, the Company intends to repay amounts due with cash flows from operating activities, cash on hand or proceeds available under the Revolving Credit Facility. See discussion about the refinance of the Revolving Credit Facility at Note 15 – “Subsequent Events.”

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

The following table summarizes the Company’s interest rate swap contracts outstanding as of December 31, 2021.

Date Entered	Effective Date	Maturity Date	Pay Fixed Rate (a)	Notional Amount	Fair Value at December 31, 2021
Liabilities
February 11, 2015	March 2, 2015	March 1, 2022	2.02%	$6,114	$(19)
April 7, 2015	April 7, 2015	April 7, 2022	1.74%	47,745	(203)
September 17, 2015	September 17, 2015	September 17, 2022	1.90%	13,700	(154)
October 2, 2015	November 1, 2015	November 1, 2022	1.79%	13,100	(154)
December 23, 2015	December 23, 2015	January 2, 2026	2.30%	26,000	(1,168)
June 7, 2016	July 1, 2016	July 1, 2023	1.42%	41,348	(475)
July 21, 2016	August 1, 2016	August 1, 2023	1.30%	36,089	(347)
June 5, 2017	May 31, 2017	May 15, 2022	1.90%	14,700	(94)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	60,000	(1,941)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(809)
August 23, 2018	September 4, 2018	August 1, 2023	2.74%	25,000	(811)
August 23, 2018	September 4, 2018	August 1, 2023	2.73%	40,000	(1,294)
				$348,796	$(7,469)

(a)	Receive floating rate index based upon one month LIBOR. At December 31, 2021, the one-month LIBOR was 0.10%.

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

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	2021	2020	2019
Effective portion of derivatives	$2,445	$(16,497)	$(11,513)
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$7,654	$5,837	$(888)

The total amount of interest expense presented on the consolidated statements of comprehensive loss was $23,240, $25,349 and $28,305 for the years ended December 31, 2021, 2020 and 2019, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive loss is reported in interest expense on the consolidated statements of comprehensive loss. The amount that is expected to be reclassified from accumulated other comprehensive loss into income in the next 12 months is $5,246.

NOTE 7 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. On December 2, 2021, the Company issued 4,425 restricted shares to our independent directors pursuant to the automatic grant provisions of the RSP, which become vested in equal installments of 33-1/3% on each of the first three anniversaries of June 16, 2020, subject to certain exceptions. In accordance with the RSP, restricted shares were issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares and restricted share units are included in common stock outstanding on the date of the vesting. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $51, $68 and $53 in the aggregate, for the year ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company had $97 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.74 years. The total fair value at the vesting date for restricted shares and restricted share units that vested during the years ended December 31, 2021, 2020 and 2019 was $58, $48 and $43, respectively.

A summary of the Company’s restricted share and restricted share unit activity during the years ended December 31, 2021, 2020 and 2019 is as follows:

	Restricted Shares	Restricted Share Units
Outstanding at December 31, 2018	3,224	1,201
Granted (at grant date fair value of $20.12 per share)	2,237	849
Vested	(1,555)	(570)
Outstanding at December 31, 2019	3,906	1,480
Granted (at grant date fair value of $18.15 per share)	4,408	—
Vested	(1,857)	(797)
Outstanding at December 31, 2020	6,457	683
Granted (at grant date fair value of $18.08 per share)	4,425	4
Vested	(2,774)	(435)
Outstanding at December 31, 2021	8,108	252

NOTE 8 – INCOME TAX AND DISTRIBUTIONS

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, for federal income tax purposes. In order to maintain the Company’s status as a REIT, the Company must annually distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to its stockholders. For the years ended December 31, 2021, 2020 and 2019, the Company’s REIT taxable (loss) income was $4,154 (unaudited), $(11,950) (unaudited) and $988 (unaudited), respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

The Company had no uncertain tax positions as of December 31, 2021 or 2020. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2021. The Company had no interest or penalties relating to income taxes recognized on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021, 2020 or 2019. As of December 31, 2021, returns for the calendar years 2018, 2019, 2020 and 2021 remain subject to examination by U.S. and various state and local tax jurisdictions.

During the year ended December 31, 2018, the Company recorded a $15,405 impairment for the Mainstreet JV recorded on its consolidated statement of operations and comprehensive loss. The Company’s investment in Mainstreet JV was held through a taxable REIT subsidiary. Based on an effective tax rate of 28.51%, which is calculated by combining a 21% Federal tax rate and an IL tax rate of 7.51% (9.5% state rate net of the Federal benefit), the deferred tax benefit related to the impairment was approximately $4,400. Since the taxable REIT subsidiary did not conduct any activities outside the investment in Mainstreet JV, management concluded it was not more likely than not that the taxable REIT subsidiary would be able to utilize these losses in future tax periods and recorded a full valuation allowance of $4,400 during the year ended December 31, 2018. The Mainstreet JV was liquidated for income tax purposes in 2019, resulting in a $1,560 reduction in the deferred tax asset and valuation allowance. Since the taxable REIT subsidiary has no other activity, a valuation allowance has been maintained on the remaining $2,840 deferred tax asset. No income tax expense or benefit was recorded during the years ended December 31, 2021, 2020 or 2019. The taxable REIT subsidiary has $9,931 of capital loss carryforwards that expire in 2024.

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

Distributions

In 2020, due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, during the second quarter the Company’s board of directors rescinded the first quarter distribution and suspended distributions until June 29, 2021, when the Company declared a distribution to stockholders of record as of June 30, 2021 in the amount of $0.135600 per share, that was paid on or about July 26, 2021. On or about October 7, 2021, the Company paid a distribution to stockholders of record as of September 30, 2021 in the amount of $0.135600 per share. In 2019, the Company paid quarterly distributions in an amount equal to $0.3018 per share, which represented an annualized rate of 6% based on the previously estimated per share NAV as of December 31, 2018, payable in arrears the following quarter.

The table below presents the distributions declared and paid or rescinded during the years ended December 31, 2021, 2020 and 2019.

	December 31,
	2021	2020	2019
Distributions paid	$9,767	$10,841	$44,245
Distributions declared	$14,655	$8,173	$43,162
Distributions rescinded	$—	$(8,173)	$—

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2021, 2020 and 2019:

	2021	2020	2019
Ordinary income	$0.12	$—	$—
Capital gain	$—	$—	$0.03
Nontaxable return of capital	$0.15	$0.30	$1.21

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss for the years ended December 31, 2021, 2020 and 2019, 4,304 shares, 4,287 shares and 2,902 shares, respectively, were excluded from the computations of diluted EPS, because they would have been antidilutive.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The acquisition of certain of the Company’s properties included an earnout component to the purchase price that was recorded as a deferred investment property acquisition obligation (“Earnout liability”). At December 31, 2021, 2020 and 2019, there is no earnout liability outstanding.

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

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment, retail real estate, as defined by U.S. GAAP for the years ended December 31, 2021, 2020 and 2019.

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the years ended December 31, 2021, 2020 and 2019. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Year ended December 31,			Unpaid amounts as of
		2021	2020	2019	December 31, 2021	December 31, 2020
General and administrative reimbursements	(a)	$1,409	$1,505	$1,324	$209	$237

Acquisition related costs		$—	$—	$—	$—	$—
Acquisition fees		—	—	—	—	—
Total acquisition costs and fees	(b)	$—	$—	$—	$—	$—

Real estate management fees		$4,734	$4,168	$4,841	$—	$387
Property operating expenses		1,321	1,585	1,395	—	178
Construction management fees		66	44	186	—	4
Leasing fees		284	238	296	87	77
Total real estate management related costs	(c)	$6,405	$6,035	$6,718	$87	$646

Business management fees	(d)	$8,950	$8,924	$9,342	$2,241	$4,465

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

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

(b)

Prior to February 11, 2019, the Company was required to pay the Business Manager or its affiliates a fee equal to 1.5% of the “contract purchase price,” as defined, of each asset acquired. The business management agreement was amended and restated to, among other things, remove the obligation to pay acquisition fees and disposition fees payable to the Business Manager by the Company with respect to transactions occurring on or after February 11, 2019. The Business Manager and its related parties continue to be reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets. There were no related party acquisition costs or fees incurred during the years ended December 31, 2021 and 2020.

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

NOTE 13 –LEASES

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

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

considered non-lease components that are permitted to be combined with rental income. The combined lease component and reimbursements for insurance and taxes are reported as rental income on the consolidated statements of operations and comprehensive loss.

Rental income related to the Company's operating leases is comprised of the following for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Rental income - fixed payments	$95,157	$90,808	$101,689
Rental income - variable payments (a)	23,027	22,646	25,560
Amortization of acquired market leases, net	773	2,073	1,405
Rental income	$118,957	$115,527	$128,654

(a)	Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The future base rent payments to be received under operating leases including ground leases as of December 31, 2021 for the years indicated, assuming no expiring leases are renewed, are as follows:

Lease Payments
2022	$87,104
2023	76,788
2024	63,931
2025	47,417
2026	37,913
Thereafter	113,948
Total	$427,101

Lease Expense

The Company is the lessee under one ground lease. The ground lease, which commenced on July 1, 2007, was assumed as part of a property purchased in October 2015 and extends through June 30, 2037 with six 5-year renewal options which the Company assumes will be exercised. When the Company acquired the lease, the Company considered the lease terms and lease classification. As reassessment is not required under practical expedients accorded in ASC 842, the Company will continue to account for the ground lease as an operating lease with an established lease term and payment schedule. At January 1, 2019, the Company recorded a lease liability of $23,377 and a ROU asset of $15,963 on its consolidated balance sheet. The lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 6.225% which the Company considers reasonable and within the range of the Company’s incremental borrowing rate. For the years ended December 31, 2021, 2020 and 2019, total rent expense was $1,944, $1,944 and $1,944, respectively, recorded in property operating expenses on the consolidated statements of operations and comprehensive loss.

Lease payments for the ground lease as of December 31, 2021 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2022	$1,202
2023	1,264
2024	1,264
2025	1,264
2026	1,264
Thereafter	84,584
Total	$90,842

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

The Company continues to monitor the impact of the COVID-19 pandemic on the collectability of lease obligations. As of December 31, 2021, the Company’s accounts and rent receivable, net balance was $18,560, which was net of an allowance for bad debts of $1,259 and included $399 of deferred rent receivable related to COVID-19 agreements negotiated with tenants. As of December 31, 2020, the Company’s accounts and rent receivable, net balance is $21,851, which is net of an allowance for bad debts of $4,638 and includes $4,457 of deferred rent receivable related to COVID-19 agreements negotiated with tenants. Such agreements generally allow tenants to defer the payment of a portion of rent with no substantive changes to the consideration in the original lease. Consistent with the guidance in the Lease Modification Q&A issued by the FASB, such deferrals affect the timing, but not the amount, of the lease payments. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivable as tenant obligations accrue and continues to recognize rental income.

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of December 31, 2021 and 2020, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2021
Interest rate swap agreements - Other assets	$—	$—	$—	$—
Interest rate swap agreements - Other liabilities	$—	$7,469	$—	$7,469
December 31, 2020
Interest rate swap agreements - Other assets	$—	$—	$—	$—
Interest rate swap agreements - Other liabilities	$—	$17,568	$—	$17,568

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

December 31, 2021

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

NOTE 15 – SUBSEQUENT EVENTS

Refinancing of Revolving Credit Facility

On February 3, 2022, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”) in respect of the Company’s Credit Facility with KeyBank National Association, individually and as administrative agent (“KeyBank”), KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders from time to time parties to the Credit Agreement (collectively, the “Lenders”). Pursuant to the Credit Agreement, the aggregate total commitments under the Credit Facility were increased from $350,000 to $475,000. The Credit Facility consists of the Revolving Credit Facility providing revolving credit commitments in an aggregate amount of $200,000 and a term loan facility (the term loans funded under such commitments, the Term Loan providing term loan commitments in an aggregate amount of $275,000 (increased from $150,000). The Revolving Credit Facility includes a sublimit of $25,000 for swingline loans and a sublimit of $25,000 for letters of credit. The Credit Agreement provides the Company with the ability from time to time to increase the size of the Credit Facility up to a total of $825,000, subject to certain conditions. The Company’s performance of its obligations under the Credit Agreement, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company (the “Guarantors”), including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties may be added and removed from the pool so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more.

The Revolving Credit Facility matures on February 3, 2026, and the Company has the option to extend the maturity date for a period of one additional year subject to the payment of an extension fee and certain other conditions. The Term Loan matures on February 3, 2027.

Borrowings under the Credit Facility bear interest equal to (i) Adjusted Term SOFR (as defined below) plus a margin ranging from 130 basis points to 210 basis points, in the case of the Revolving Credit Facility, and 125 basis points to 205 basis points, in the case of the Term Loan or (ii) the alternate base rate plus a margin ranging from 30 basis points to 110 basis points, in the case of the Revolving Credit Facility, and 25 basis points to 105 basis points, in the case of the Term Loan, in each case depending on the Company’s leverage ratio. “Adjusted Term SOFR,” which is the initial benchmark under the Credit Agreement, is a rate based on the forward-looking term SOFR reference rate for the applicable interest period as of any date of determination, plus a spread adjustment ranging from 10 basis points to 25 basis points per annum based on the interest period then in effect. Adjusted Term SOFR interest periods will be one, three or six months, as selected by the Company. Effective as of the date on which the Company receives a rating of BBB- or better from S&P Global Ratings or a rating of Baa3 or better from Moody’s Investors Service, Inc. or any date thereafter on which the Company maintains such rating, the Company may elect that the interest rate be determined based on the Company’s credit rating rather than its leverage ratio (the “Ratings Based Pricing Election”). After making the Ratings Based Pricing Election, the applicable margin that will be added either to the alternate base rate or to Adjusted Term SOFR to determine the rate on amounts outstanding under the Credit Facility will be based on the Company’s then current credit rating. The Ratings Based Pricing Election will be irrevocable and will apply throughout the remaining term of the Credit Facility.

The Company will be required to pay interest only, on a monthly basis in arrears, during the term of the Credit Facility, with all outstanding principal and unpaid interest due upon termination of the Revolving Credit Facility or Term Loan, as applicable. The Company may prepay the Credit Facility, in whole or in part in an amount not less than $1,000, at any time without fees or penalty. The Credit Facility also requires the maintenance of certain financial covenants that are similar to the financial covenants of the original facility. The Credit Facility also provides for customary events of default which are substantially the same as those under the original facility. Upon the occurrence of an event of default, all amounts owed by the Company under the Credit Facility may be declared or may become immediately due and payable.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(Dollar amounts in thousands, except per share amounts)

Repayment of mortgages using proceeds from line of credit

Subsequent to year end, the Company repaid the following mortgage loans:

Property Name	Date of payoff	Outstanding principal amount repaid
Dixie Valley	January 21, 2022	$6,798
Eastside Junction	March 1, 2022	$5,787
White City	March 7, 2022	$47,579
Pentucket Shopping Center	March 15, 2022	$14,700

The mortgage loans were paid off with draws on the Revolving Credit Facility totaling $75,000.

Announcement of the Company’s Estimated Per Share NAV

On March 4, 2022, the Company announced that the Company’s board of directors unanimously approved: (i) an Estimated Per Share NAV as of December 31, 2021; (ii) the same per share purchase price for shares issued under the DRP beginning with the first distribution payment to stockholders upon resumption of distributions and the DRP until the Company announces a new Estimated Per Share NAV, and (iii) that, in accordance with the Fourth SRP, beginning with repurchases in April 2022 and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases and Exceptional Repurchases will be repurchased at 80% of the Estimated Per Share NAV.

INLAND REAL ESTATE INCOME TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2021

(Dollar amounts in thousands)

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encum- brance	Land	Buildings and Improve- ments	Cost Capita-lized Subse- quent to Acquisi- tions (C)	Land(D)	Buildings and Improve- ments (D)	Total (D)	Accumu- lated Deprecia- tion (E)	Date Con- structed	Date Acquired	Depre-ciable Lives
Blossom Valley Plaza	$—	$9,515	$11,142	$684	$9,515	$11,826	$21,341	$(2,871)	1988	2015	15-30
Turlock, CA
Branson Hills Plaza	—	$3,787	$6,039	$174	3,787	6,213	10,000	$(1,661)	2005	2014	15-30
Branson, MO
Coastal North Town Center	41,348	$13,725	$49,673	$(1,130)	13,725	48,543	62,268	$(10,076)	2014	2016	15-30
Myrtle Beach, SC
Coastal North Town Center - Phase II	—	$365	$3,034	$-	365	3,034	3,399	$(490)	2016	2017	15-30
Myrtle Beach, SC
Dixie Valley	6,798	$2,807	$9,053	$1,238	2,807	10,291	13,098	$(2,870)	1988	2014	15-30
Louisville, KY
Dogwood Festival	—	$4,500	$41,865	$3,888	4,500	45,753	50,253	$(12,607)	2002	2014	5-30
Flowood, MO
Eastside Junction	5,805	$2,411	$8,393	$57	2,411	8,450	10,861	$(2,224)	2008	2015	15-30
Athens, AL
Fairgrounds Crossing	—	$6,069	$22,637	$1,117	6,069	23,754	29,823	$(5,831)	2008	2015	15-30
Hot Springs, AR
Fox Point Plaza	—	$3,518	$12,681	$1,882	3,518	14,563	18,081	$(3,847)	2008	2014	15-30
Neenah, WI
Frisco Marketplace	—	$6,618	$3,315	$-	6,618	3,315	9,933	$(1,029)	2002	2015	15-30
Frisco, TX
Green Tree Shopping Center	13,100	$7,218	$17,846	$824	7,218	18,670	25,888	$(4,518)	1997	2015	5-30
Katy, TX
Harris Plaza	—	$6,500	$19,403	$2,233	6,500	21,636	28,136	$(6,376)	2001-2008	2014	15-30
Layton, UT
Harvest Square	—	$2,186	$9,330	$186	2,186	9,516	11,702	$(2,660)	2008	2014	15-30
Harvest, AL
Heritage Square	—	$2,028	$5,538	$364	2,028	5,902	7,930	$(1,622)	2010	2014	15-30
Conyers, AL
Kroger - Copps Grocery Store (D)	—	$1,440	$11,799	$-	1,440	11,799	13,239	$(3,042)	2012	2014	15-30
Stevens Point, WI
Kroger - Pick n Save Center	—	$3,150	$14,283	$2,798	3,150	17,081	20,231	$(4,400)	2011	2014	15-30
West Bend, WI
Lakeside Crossing	—	$1,460	$16,999	$432	1,460	17,431	18,891	$(4,865)	2013	2014	15-30
Lynchburg, VA
Landing at Ocean Isle Beach	—	$3,053	$7,081	$147	3,053	7,228	10,281	$(2,122)	2009	2014	15-30
Ocean Isle, NC
Mansfield Pointe	—	$5,350	$20,002	$796	5,350	20,798	26,148	$(6,007)	2008	2014	15-30
Mansfield, TX
Marketplace at El Paseo	—	$16,390	$46,971	$(479)	16,390	46,492	62,882	$(10,446)	2014	2015	15-30
Fresno, CA
Marketplace at Tech Center	36,089	$10,684	$68,580	$(72)	10,684	68,508	79,192	$(14,547)	2015	2015	15-30
Newport News, VA
MidTowne Shopping Center	—	$8,810	$29,699	$706	8,810	30,405	39,215	$(8,798)	2005/2008	2014	5-30
Little Rock, AR
Milford Marketplace	18,727	$-	$35,867	$1,125	—	36,992	36,992	$(8,442)	2007	2015	15-30
Milford, CT
Newington Fair	—	$7,833	$8,329	$562	7,833	8,891	16,724	$(3,651)	1994/2009	2012	15-30
Newington, CT
North Hills Square	—	$4,800	$5,493	$652	4,800	6,145	10,945	$(1,704)	1997	2014	15-30
Coral Springs, FL
Oquirrh Mountain Marketplace	—	$4,254	$14,467	$177	4,254	14,644	18,898	$(3,196)	2014-2015	2015	15-30
Jordan, UT
Oquirrh Mountain Marketplace Phase II	—	$1,403	$3,727	$(50)	1,403	3,677	5,080	$(764)	2014-2015	2016	15-30
Jordan, UT
Park Avenue Shopping Center	—	$5,500	$16,365	$3,151	5,500	19,516	25,016	$(5,463)	2012	2014	15-30
Little Rock, AR
Pentucket Shopping Center	14,700	$5,993	$11,251	$501	5,993	11,752	17,745	$(2,228)	1986	2017	15-30
Plaistow, NH
Plaza at Prairie Ridge	—	$618	$2,305	$-	618	2,305	2,923	$(564)	2008	2015	15-30
Pleasant Prairie, WI
Prattville Town Center	—	$5,336	$27,672	$194	5,336	27,866	33,202	$(6,966)	2007	2015	15-30
Prattville, AL
Regal Court	26,000	$5,873	$41,181	$2,097	5,873	43,278	49,151	$(10,723)	2008	2015	5-30
Shreveport, LA
Settlers Ridge	76,532	$25,961	$98,157	$654	25,961	98,811	124,772	$(23,213)	2011	2015	15-30
Pittsburgh, PA

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encum- brance	Land	Buildings and Improve- ments	Cost Capita-lized Subse- quent to Acquisi- tions (C)	Land(D)	Buildings and Improve- ments (D)	Total (D)	Accumu- lated Deprecia- tion (E)	Date Con- structed	Date Acquired	Depre-ciable Lives
Shoppes at Lake Park	—	$2,285	$8,527	$90	2,285	8,617	10,902	$(2,159)	2008	2015	15-30
West Valley City. UT
Shoppes at Market Pointe	13,700	$12,499	$8,388	$998	12,499	9,386	21,885	$(3,082)	2006-2007	2015	15-30
Papillion, NE
Shoppes at Prairie Ridge	—	$7,521	$22,468	$932	7,521	23,400	30,921	$(5,940)	2009	2014	15-30
Pleasant Prairie, WI
The Shoppes at Branson Hills	—	$4,418	$37,229	$2,136	4,418	39,365	43,783	$(9,773)	2005	2014	15-30
Branson, MO
Shops at Hawk Ridge	—	$1,329	$10,341	$285	1,329	10,626	11,955	$(2,683)	2009	2015	5-30
St. Louis, MO
Village at Burlington Creek	17,399	$10,789	$19,385	$1,458	10,789	20,843	31,632	$(5,004)	2007 & 2015	2015	5-30
Kansas City, MO
Walgreens Plaza	—	$2,624	$9,683	$410	2,624	10,093	12,717	$(2,652)	2011	2015	15-30
Jacksonville, NC
Wedgewood Commons	—	$2,220	$26,577	$2,186	2,220	28,763	30,983	$(7,628)	2009-2013	2013	5-30
Olive Branch, MS
White City	47,745	$18,961	$70,423	$3,190	18,961	73,613	92,574	$(17,616)	2013	2015	15-30
Shrewsbury, MA
Wilson Marketplace	—	$11,155	$27,498	$1,020	11,155	28,518	39,673	$(5,190)	2007	2017	15-30
Wilson, NC
Yorkville Marketplace	—	$4,990	$13,928	$892	4,990	14,820	19,810	$(3,982)	2002 & 2007	2015	15-30
Yorkville, IL
Total:	$317,943	$267,946	$954,624	$38,505	$267,946	$993,129	$1,261,075	$(245,532)

Notes:

(A)     The initial cost to the Company represents the original purchase price of the property.

(B)     The aggregate cost of real estate owned at December 31, 2021 for federal income tax purposes was $1,393,620.

(C)     As applicable, some amounts include write-offs

(D)     Reconciliation of real estate owned:

	2021	2020	2019
Balance at January 1,	$1,255,127	$1,251,869	$1,298,836
Improvements, net of master lease	5,948	3,258	9,706
Impairment of investment property	—	—	(4,222)
Real estate sold	—	—	(13,053)
Property held for sale	—	—	(39,398)
Balance at December 31,	$1,261,075	$1,255,127	$1,251,869

(E)     Reconciliation of accumulated depreciation:

Balance at January 1,	$207,764	$170,269	$139,134
Depreciation expense	37,768	37,495	39,304
Real estate sold	—	—	(2,804)
Property held for sale	—	—	(5,365)
Balance at December 31,	$245,532	$207,764	$170,269