Form 10-Q
period 2022-03-31
Inland Real Estate Income Trust, Inc.
filed 2022-05-11
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

Yes  ☐    No  ☒

As of May 10, 2022, there were 36,113,057 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Assets:
Investment properties held and used:
Land	$267,946	$267,946
Building and other improvements	994,632	993,129
Total	1,262,578	1,261,075
Less accumulated depreciation	(255,024)	(245,532)
Net investment properties held and used	1,007,554	1,015,543
Cash and cash equivalents	9,174	8,229
Restricted cash	6,067	5,154
Accounts and rent receivable	18,134	18,560
Acquired lease intangible assets, net	55,324	58,203
Operating lease right-of-use asset, net	14,463	14,570
Other assets	13,375	6,448
Total assets	$1,124,091	$1,126,707

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$592,223	$595,542
Accounts payable and accrued expenses	8,713	9,089
Operating lease liability	24,489	24,396
Distributions payable	4,894	4,888
Acquired intangible liabilities, net	37,041	37,918
Due to related parties	2,829	2,537
Other liabilities	7,720	14,414
Total liabilities	677,909	688,784

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,079,247 and 36,040,928 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	36	36
Additional paid in capital	812,177	811,233
Accumulated distributions and net loss	(372,029)	(365,877)
Accumulated other comprehensive income (loss)	5,998	(7,469)
Total stockholders’ equity	446,182	437,923
Total liabilities and stockholders’ equity	$1,124,091	$1,126,707

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Income:
Rental income	$29,113	$30,000
Other property income	30	48
Total income	29,143	30,048

Expenses:
Property operating expenses	5,593	5,719
Real estate tax expense	3,730	3,670
General and administrative expenses	1,412	1,313
Business management fee	2,244	2,234
Depreciation and amortization	11,854	12,455
Total expenses	24,833	25,391

Other Income (Expense):
Interest expense	(5,567)	(6,042)
Interest and other (expense) income	(1)	57
Net loss	$(1,258)	$(1,328)

Net loss per common share, basic and diluted	$(0.03)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	36,084,505	36,022,368

Comprehensive income:
Net loss	$(1,258)	$(1,328)
Unrealized gain on derivatives	11,999	1,161
Reclassification adjustment for amounts included in net loss	1,468	1,864
Comprehensive income	$12,209	$1,697

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended March 31, 2022
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	36,040,928	$36	$811,233	$(365,877)	$(7,469)	$437,923

Distributions declared ($0.135600 per share)	—	—	—	(4,894)	—	(4,894)
Proceeds from distribution reinvestment plan	102,241	—	1,849	—	—	1,849
Shares repurchased	(63,922)	—	(924)	—	—	(924)
Unrealized gain on derivatives	—	—	—	—	11,999	11,999
Reclassification adjustment for amounts included in net loss	—	—	—	—	1,468	1,468
Equity-based compensation	—	—	19	—	—	19
Net loss	—	—	—	(1,258)	—	(1,258)
Balance at March 31, 2022	36,079,247	$36	$812,177	$(372,029)	$5,998	$446,182

For the three months ended March 31, 2021
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2020	36,022,368	$36	$810,210	$(348,719)	$(17,568)	$443,959

Unrealized gain on derivatives	—	—	—	—	1,161	1,161
Reclassification adjustment for amounts included in net loss	—	—	—	—	1,864	1,864
Equity-based compensation	—	—	18	—	—	18
Net loss	—	—	—	(1,328)	—	(1,328)
Balance at March 31, 2021	36,022,368	$36	$810,228	$(350,047)	$(14,543)	$445,674

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,258)	$(1,328)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,854	12,455
Amortization of debt issuance costs and mortgage premiums, net	367	128
Amortization of acquired market leases, net	(166)	(170)
Amortization of equity-based compensation	19	18
Reduction in the carrying amount of the right-of-use-asset	107	113
Straight-line income, net	50	(180)
Other non-cash adjustments	27	24
Changes in assets and liabilities:
Accounts payable and accrued expenses	(461)	(706)
Accounts and rent receivable	376	2,030
Due to related parties	292	(2,255)
Operating lease liability	94	88
Other liabilities	468	179
Other assets	(307)	220
Net cash flows provided by operating activities	11,462	10,616

Cash flows from investing activities:
Capital expenditures	(907)	(622)
Other assets	(27)	—
Net cash flows used in investing activities	(934)	(622)

Cash flows from financing activities:
Payment of credit facility	(20,988)	(8,097)
Proceeds from credit facility	95,988	52,097
Payment of mortgages payable	(75,125)	(54,313)
Payment of debt issuance costs	(3,561)	—
Proceeds from the distribution reinvestment plan	1,849	—
Shares repurchased	(924)	—
Distributions paid	(4,888)	—
Early termination of interest rate swap agreements	(1,021)	—
Net cash flows used in financing activities	(8,670)	(10,313)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,858	(319)
Cash, cash equivalents and restricted cash, at beginning of the period	13,383	13,985
Cash, cash equivalents and restricted cash, at end of period	$15,241	$13,666

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:

Cash paid for interest	$4,790	$5,766

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$795	$608

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited, dollar amounts in thousands, except per share amounts)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2021, which are included in the Company’s 2021 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report.

NOTE 1 – ORGANIZATION

The Company was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. The Company is primarily focused on acquiring and owning retail properties and targets a portfolio substantially comprised of grocery-anchored properties. The Company has invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets if its management believes the expected returns from those investments exceed that of retail properties. The Company also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

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

On March 4, 2022, as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on the same date and the Company’s Form 8-K/A filed on March 7, 2022, the Company announced that the Company’s board of directors unanimously approved: (i) an Estimated Per Share NAV as of December 31, 2021, which serves as the per share purchase price for shares issued under the Company’s distribution reinvestment plan (as amended, the “DRP”) beginning with the first distribution payment to stockholders upon resumption of distributions and the DRP until the Company announces a new Estimated Per Share NAV, and (ii) that, in accordance with the SRP as further described below in Note 3 – “Equity,”, beginning with repurchases in April 2022 and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases and “exceptional repurchases” will be repurchased at 80% of the Estimated Per Share NAV.

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, the Company stopped paying distributions in the second quarter of 2020 and suspended its DRP and SRP. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020.

On June 29, 2021, the Company announced the lifting of the suspension of its DRP. The effective date of the DRP reinstatement was July 22, 2021. The Company also announced the lifting of the suspension of the SRP and its adoption of the fourth amendment and restatement of the SRP, with the first repurchase having occurred on August 16, 2021. See Note 3 – “Equity” for additional details.

At March 31, 2022, the Company owned 44 retail properties, totaling 6,481,262 square feet. The properties are located in 21 states. At March 31, 2022, the portfolio had a weighted average physical occupancy of 92.8% and economic occupancy of 93.0%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 16, 2022, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022, except as noted below.

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

Significant Risks and Uncertainties related to COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties is the potential further adverse effect of the current pandemic of the novel coronavirus, or COVID-19. A number of our tenants had temporarily closed their stores during 2020 and requested rent deferral or rent abatement during this pandemic. The Company’s deferred rent balance is $135 at March 31, 2022, which decreased from the deferred rent balance of $399 at December 31, 2021 and $4,457 at December 31, 2020, due primarily to collections of such rent.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	March 31,
	2022	2021
Cash and cash equivalents	$9,174	$11,586
Restricted cash	6,067	2,080
Total cash, cash equivalents, and restricted cash	$15,241	$13,666

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. As of March 31, 2022, there were 36,079,247 shares of common stock outstanding including 5,883,830 shares issued through the DRP, net of 3,348,579 shares repurchased through the SRP.

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

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, the Company stopped paying distributions in the second quarter of 2020 and suspended its DRP and SRP. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020. On June 29, 2021, the Company announced the lifting of the suspension of its DRP. The effective date of the DRP reinstatement was July 22, 2021.

There were $1,849 and zero distributions reinvested through the DRP during the three months ended March 31, 2022 and 2021, respectively. See Note 1 – “Organization” for discussion on the suspension during 2020 and resumption of the DRP during 2021.

Share Repurchase Program

The Company adopted the SRP effective October 18, 2012, under which the Company is authorized to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who have held their shares for at least one year. Purchases are in the Company’s sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), as defined in the SRP, the one year holding period does not apply. On March 3, 2020 the Company’s board of directors adopted the Third A&R SRP. Under the Third A&R SRP, the Company is authorized to make ordinary repurchases and Exceptional Repurchases at a price equal to 80.0% of the “share price,” which is defined in the Third A&R SRP as an amount equal to the lesser of: (A) $25, as adjusted under certain circumstances, including, among other things, if the applicable shares were purchased from the Company at a discounted price; of (B) the most recently disclosed estimated value per share. Prior to the amendment, the Company was authorized to make Exceptional Repurchases at a price equal to 100% of the “share price.”

The Third A&R SRP provides the Company’s board of directors with the discretion to set the funding limit for share repurchases. The Third A&R SRP limits the dollar amount for any repurchases made by the Company each calendar quarter to an amount equal to a percentage determined in the sole discretion of the board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter. The Company continues to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for any stock splits or other combinations. The Company’s board of directors suspended the SRP effective June 26, 2020.

On June 29, 2021, the Company announced the lifting of the suspension of its share repurchase program and its adoption of the fourth amendment and restatement of the program. The effective date of the SRP reinstatement and the Fourth Amended and Restated Share Repurchase Program (the “Fourth SRP”) was August 12, 2021.

Pursuant to the Fourth SRP, any written request for treatment as an Exceptional Repurchase due to the death or qualifying disability of an owner that occurred between June 1, 2019 and May 31, 2020 (inclusive) was timely if received by the Company no later than January 31, 2022, and any written request for treatment as an Exceptional Repurchase due to the death or qualifying disability of an owner that occurred between June 1, 2020 and July 31, 2021, (inclusive) will be timely received if received by the Company no later than July 31, 2022.

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

Repurchases through the SRP were $924 and zero for the three months ended March 31, 2022 and 2021, respectively. There was zero liability related to the SRP at March 31, 2022 and December 31, 2021. See Note 1 – “Organization” for further discussion on the suspension during 2020 and resumption of the SRP during 2021.

NOTE 4 – LEASES

The Company is lessor under approximately 700 retail operating leases. The remaining lease terms for the Company’s leases range from less than one year to 15 years. The Company considers the date on which it makes a leased space available to a lessee as the commencement date of the lease. At commencement, the Company determines the lease classification utilizing the classification tests under ASC 842. Options to extend a lease are included in the lease term when it is reasonably certain that the tenant will exercise its option to extend. Termination penalties are included in income when there is a termination agreement, all the conditions of the agreement have been met and amounts due are considered collectible. Such termination fees are recognized on a straight-line basis over the remaining lease term in rental income. If an operating lease is modified and the modification is not accounted for as a separate contract, the Company accounts for the modification as if it were a termination of the existing lease and the creation of a new lease. The Company considers any prepaid or accrued rentals relating to the original lease as part of the lease payments for the modified lease.

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

Rental income related to the Company's operating leases is comprised of the following:

	Three Months Ended March 31,
	2022	2021
Rental income - fixed payments	$23,532	$23,889
Rental income - variable payments (a)	5,415	5,941
Amortization of acquired market leases, net	166	170
Rental income	$29,113	$30,000

(a)	Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The Company continues to monitor the impact of the COVID-19 pandemic on the collectability of lease obligations. As of March 31, 2022, the Company’s accounts and rent receivable, net balance was $18,134, which was net of an allowance for bad debts of $1,424 and included $135 of deferred rent receivable related to COVID-19 agreements negotiated with tenants. As of December 31, 2021, the Company’s accounts and rent receivable, net balance was $18,560, which was net of an allowance for bad debts of $1,259 and included $399 of deferred rent receivable related to COVID-19 agreements negotiated with tenants. Such agreements generally allow tenants to defer the payment of a portion of rent with no substantive changes to the consideration in the original lease. Consistent with the guidance in the Lease Modification Q&A issued by the FASB, such deferrals affect the timing, but not the amount, of the lease obligations. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivable as tenant obligations accrue and continues to recognize rental income.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Intangible assets:
Acquired in-place lease value	$156,918	$156,918
Acquired above market lease value	45,742	45,742
Accumulated amortization	(147,336)	(144,457)
Acquired lease intangibles, net	$55,324	$58,203
Intangible liabilities:
Acquired below market lease value	$70,260	$70,260
Accumulated amortization	(33,219)	(32,342)
Acquired below market lease intangibles, net	$37,041	$37,918

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

	Three Months Ended March 31,
	2022	2021
Amortization recorded as amortization expense:
Acquired in-place lease value	$2,169	$2,752
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(711)	$(738)
Acquired below market leases	877	908
Net rental income increase	$166	$170

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2022 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2022 (remainder of year)	$5,463	$1,945	$2,501
2023	6,429	2,468	3,111
2024	5,403	2,305	2,928
2025	3,530	2,030	2,729
2026	2,479	1,792	2,631
Thereafter	11,871	9,609	23,141
Total	$35,175	$20,149	$37,041

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of March 31, 2022 and December 31, 2021, the Company had the following mortgages and credit facility payable:

	March 31, 2022		December 31, 2021
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$112,581	3.84%	$118,463	3.88%
Variable rate mortgages payable with swap agreements	130,237	3.45%	198,796	3.42%
Variable rate mortgages payable without swap agreements	—	0.00%	684	1.70%
Mortgages payable	$242,818	3.63%	$317,943	3.59%
Credit facility payable	354,000	2.94%	279,000	3.03%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$596,818	3.22%	$596,943	3.33%
Add: Unamortized mortgage premiums	—		17
Less: Unamortized debt issuance costs	(4,595)		(1,418)
Total debt	$592,223		$595,542

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $596,818 and $596,943 as of March 31, 2022 and December 31, 2021, respectively, and its estimated fair value was $590,756 and $591,089 as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, scheduled principal payments and maturities on the Company’s debt were as follows:

	March 31, 2022
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2022 (remainder of the year)	$236	$26,800	$—	$27,036
2023	326	77,437	—	77,763
2024	341	—	—	341
2025	295	92,656	—	92,951
2026	—	44,727	79,000	123,727
Thereafter	—	—	275,000	275,000
Total	$1,198	$241,620	$354,000	$596,818

Credit Facility

On February 3, 2022, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”) in respect of the Company’s credit facility with KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders from time to time parties to the Credit Agreement (the “Credit Facility”). Pursuant to the Credit Agreement, the aggregate total commitments under the Credit Facility were increased from $350,000 to $475,000. The Credit Facility consists of the “Revolving Credit Facility” providing revolving credit commitments in an aggregate amount of $200,000 and a term loan facility (the term loans funded under such commitments, the “Term Loan”) providing term loan commitments in an aggregate amount of $275,000 (increased from $150,000). The Credit Agreement provides the Company with the ability from time to time to increase the size of the Credit Facility up to a total of $825,000, subject to certain conditions. See “Note 14 – Subsequent Events” for discussion of an anticipated amendment to the Credit Agreement.

The Revolving Credit Facility matures on February 3, 2026, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions. The Term Loan matures on February 3, 2027. Borrowings under the Credit Facility bear interest equal to one-month Term SOFR plus a margin, the amount of which depends on the Company’s leverage ratio.

At March 31, 2022, the Company had $79,000 outstanding under the Revolving Credit Facility and $275,000 outstanding under the Term Loan. At March 31, 2022, the interest rates on the Revolving Credit Facility and the Term Loan were 1.84% and 3.26%, respectively. As of March 31, 2022, the Company had a maximum amount of $121,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. At March 31, 2022, there were 35 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of March 31, 2022, the Company is in compliance with all financial covenants related to the Credit Facility as amended.

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2022, the Company was current on all of its debt service payments. As of March 31, 2022 there was one mortgage loan which only required that the Company establish a cash maintenance account for the property. All other mortgage loans were in compliance with their financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of March 31, 2022, the weighted average years to maturity for the Company’s mortgages payable was 2.6 years.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap. See Note 13 – "Fair Value Measurements" for further information.

The following table summarizes the Company’s interest rate swap contracts outstanding as of March 31, 2022.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value at March 31, 2022
Assets
December 23, 2015	December 23, 2015	January 2, 2026	1-month LIBOR	2.30%	26,000	125
June 7, 2016	July 1, 2016	July 1, 2023	1-month LIBOR	1.42%	41,348	304
July 21, 2016	August 1, 2016	August 1, 2023	1-month LIBOR	1.30%	36,089	375
February 3, 2022	March 1, 2022	February 3, 2027	1-month Term SOFR	1.69%	90,000	2,200
February 3, 2022	March 1, 2022	February 3, 2027	1-month Term SOFR	1.85%	100,000	1,729
February 3, 2022	March 1, 2022	February 3, 2027	1-month Term SOFR	1.72%	85,000	1,997
					$378,437	$6,730

Liabilities
September 17, 2015	September 17, 2015	September 17, 2022	1-month LIBOR	1.90%	13,700	(49)
October 2, 2015	November 1, 2015	November 1, 2022	1-month LIBOR	1.79%	13,100	(38)
					$26,800	$(87)

(a)   At March 31, 2022, the one-month LIBOR and the one-month term SOFR were 0.45% and 0.30%, respectively.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2022	2021
Effective portion of derivatives	$11,999	$1,161
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$1,468	$1,864

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $5,567 and $6,042, for the three months ended March 31, 2022 and 2021, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive income (loss) is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income (loss) into income in the next twelve months is $2,167.

NOTE 7 – DISTRIBUTIONS

In 2020, due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, during the second quarter the Company’s board of directors rescinded the distribution that was declared in the first quarter of 2020, and the Company did not resume declaring distributions until June 29, 2021. During the three months ended March 31, 2022, the Company declared a distribution to stockholders of record as of March 31, 2022 in the amount of $0.135600 per share, that was paid on or about April 7, 2022.

The table below presents the distributions paid and declared during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Distributions paid	$4,888	$—
Distributions declared	$4,894	$—

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss in the three months ended March 31, 2022 and 2021, 3,709 shares and 3,914 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 10 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units are issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares are included in common stock outstanding on the date of vesting. Restricted share units are included in common stock outstanding on the date they are transferred to the non-employee director or their beneficiary. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $19 and $18, in the aggregate, for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had $77 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.6 years. There were no restricted shares and restricted share units that vested during the three months ended March 31, 2022 and 2021.

A summary table of the status of the restricted shares and restricted share units is presented below:

	Restricted Shares	Restricted Share Units
Outstanding at December 31, 2021	8,108	252
Granted	—	4
Vested	—	—
Outstanding at March 31, 2022	8,108	256

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, retail real estate, for the three months ended March 31, 2022 and 2021.

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2022. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended March 31,		Unpaid amounts as of
		2022	2021	March 31, 2022	December 31, 2021
General and administrative reimbursements	(a)	$397	$309	$380	$209
Loan costs	(b)	$32	$—	$5	$—

Real estate management fees		$1,127	$1,236	$—	$—
Property operating expenses		323	350	97	—
Leasing fees		85	61	103	87
Total real estate management related costs	(c)	$1,535	$1,647	$200	$87

Business management fees	(d)	$2,244	$2,234	$2,244	$2,241

(a)

The Business Manager and its related parties are entitled to reimbursement for certain general and administrative expenses incurred by the Business Manager or its related parties relating to the Company’s administration. Such costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive income. Unpaid amounts are included in due to related parties in the consolidated balance sheets.

(b)

The Business Manager and its related parties are entitled to reimbursement for certain legal costs related to securing financing for the Company. Such costs are capitalized as debt issuance costs on the consolidated balance sheets and amortized into interest expense on the consolidated statements of operations and comprehensive income over the term of the related financing. Unpaid amounts are included in due to related parties in the consolidated balance sheets.

(c)

For each property that is managed by Inland Commercial Real Estate Services LLC (the “Real Estate Manager”) (and its predecessor), the Company pays a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. The Real Estate Manager determines, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by the Real Estate Manager or its affiliates, the Company pays the Real Estate Manager a separate leasing fee. Further, in the event that the Company engages its Real Estate Manager to provide construction management services for a property, the Company pays a separate construction management fee. Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements in the consolidated balance sheets. The Company also reimburses the Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of the Real Estate Manager or the Company. Real estate management fees and reimbursable expenses are included in property operating expenses in the consolidated statements of operations and comprehensive income.

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2022
Interest rate swap agreements - Other assets	$—	$6,730	$—	$6,730
Interest rate swap agreements - Other liabilities	$—	$87	$—	$87
December 31, 2021
Interest rate swap agreements - Other assets	$—	$—	$—	$—
Interest rate swap agreements - Other liabilities	$—	$7,469	$—	$7,469

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

NOTE 14 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to March 31, 2022 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Expected Acquisition of Portfolio of Eight Retail Shopping Center Properties

On May 5, 2022, the Company entered into a definitive purchase and sale agreement (the “PSA”) to acquire, in the aggregate, eight retail shopping center properties from certain subsidiaries of Inland Retail Property Fund, LP for approximately $278,000 (the “Purchase Price”). The properties are located across seven states and collectively comprise approximately 686,851 square feet. The Properties are leased primarily to retail, restaurant and grocery tenants. Inland Retail Property Fund, LP is a fund managed by an affiliate of the Company’s sponsor and business manager and the PSA represents a related party transaction. The transaction is anticipated to close on May 17, 2022. The Company expects to fund the Purchase Price and any closing costs primarily by increasing the amount of the term loan borrowed under its credit facility by $300,000 and using cash on hand. The Company is in discussions with certain of the lenders under the Credit Agreement that governs the existing credit facility to amend the Credit Agreement to, among other things, modify certain provisions, including several covenants, impacted by this acquisition. The amendment is expected to close concurrently with the closing of the acquisition.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 16, 2022, some of which are summarized below:

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

•

Market disruptions resulting from the economic effects of the COVID-19 pandemic have adversely impacted many aspects of our operating results and financial condition, and ongoing or future disruptions from the pandemic, the war in Ukraine, increases in interest rates and supply chain shortage or otherwise may again adversely impact our results and financial condition, including our ability to service our debt obligations, borrow additional monies or pay distributions;

•	We have incurred net losses on a U.S. generally accepted accounting principles (“U.S. GAAP”) basis for the three months ended March 31, 2022 and 2021 and for the year ended December 31, 2021;
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

•

We may pursue redevelopment activities, which are subject to a number of risks, including, but not limited to: expending resources to determine the feasibility of the project or projects that are then not pursued or completed; construction delays or cost overruns; failure to meet anticipated occupancy or rent levels within the projected time frame, if at all; exposure to fluctuations in the general economy due to the significant time lag between commencing and completing the project; and reduced rental income during the period of time we are  redeveloping an asset or assets;

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

The following discussion and analysis relates to the three months ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

We are primarily focused on acquiring and owning retail properties and intend to target a portfolio substantially comprised of grocery-anchored properties as described below. We have invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets such as office and medical office buildings, multi-family properties and industrial/distribution and warehouse facilities if management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

On March 4, 2022, our board of directors determined an estimated per share net asset value of our common stock of $20.20 as of December 31, 2021. At March 31, 2022, we had total assets of $1.1 billion on our balance sheet and owned 44 properties located in 21 states containing 6.5 million square feet. On May 5, 2022, we entered into a definitive purchase and sale agreement to acquire a portfolio of eight retail shopping center properties located in seven states containing 686,851 square feet from certain subsidiaries of Inland Retail Property Fund, LP for approximately $278 million (the “Purchase Price”). A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. As of March 31, 2022, 87% of our annualized base rental income was generated from grocery-anchored or grocery shadow-anchored shopping centers. A grocery shadow-anchored shopping center is a shopping center which we own that is located near a grocery store that we do not own but that generates traffic for our shopping center. The portfolio properties have staggered lease maturity dates. Grocery tenants accounted for 18% of our annualized base rent (“ABR”) as of March 31, 2022.

COVID-19 Pandemic

We continue to monitor the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our business and locations, including how it is impacting our tenants and vendors. The Company’s deferrals, modifications and rent abatements have proven effective helping our tenants endure the economic impacts of the pandemic. As of March 31, 2022, our deferred rent balance was $0.1 million, down from $0.4 million at December 31, 2021 and $4.5 million at December 31, 2020, due primarily to collections of such rent. As of March 31, 2022, we have not received any notice of, and are not otherwise aware of any of our tenants being in bankruptcy, voluntarily or otherwise. Tenants with which we have agreed to defer rent have generally been paying both their regular rental obligations as well as the amounts of deferred rent during the three months ended March 31, 2022. See Note 4 – “Leases” for additional information.

However, we are unable to predict with certainty the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties, including the effects of the Omicron variant or of the emergence and potential and actual spreading of any other variant of COVID-19 in the U.S. or any place from which our tenants may receive goods or services.

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

Inflation and Interest Rates

Inflationary pressures and rising interest rates could result in reductions in consumer spending and retailer profitability which could impact the Company’s ability to grow rents and tenant demand for new and existing store locations. Regardless of accelerating inflation levels, base rent under most of the Company’s long-term anchor leases will remain constant (subject to tenants’ exercise of renewal options at pre-negotiated rent increases) until the expiration of their lease terms. While many of these leases require tenants to pay their share of shopping center operating expenses (including common area maintenance, real estate tax and insurance expenses), the Company’s ability to collect the passed-through expense increases to tenants is dependent on their ability to absorb and pay these increases. Inflation may also impact other aspects of the Company’s operating costs, including fees paid to service providers, the cost to complete redevelopments and build-outs of recently leased vacancies and interest rate costs relating to variable rate loans and refinancings of lower fixed-rate indebtedness. While the Company has not been significantly impacted by any of these items to date, no assurances can be provided that these inflationary pressures will not have a material adverse effect on the Company’s business in the future.

Company Update – Strategic Plan

The Company has a strategic plan that includes the goals of providing a future liquidity event to investors and creating long-term stockholder value. The strategic plan centers around owning a portfolio of grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team continually evaluates possibilities for the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. Of the Company’s 824 leasable spaces, there are 110 occupied non-grocery big box (anchor spaces of at least 10,000 square feet) and six vacant big box spaces in the portfolio as of April 30, 2022. As part of the strategic plan, we sold three properties in the first quarter of 2020. We used the proceeds to pay down the Revolving Credit Facility. We are not actively marketing any properties as of the date of this quarterly report on Form 10-Q. We believe increasing the size and profitability of the Company would enhance our ability to complete a successful liquidity event, and to that end we seek and evaluate potential acquisitions and may, for example, opportunistically acquire a portfolio of retail properties that we believe complements our existing portfolio in terms of relevant characteristics such as tenant mix, demographics and geography and is consistent with our plan to own a portfolio substantially all of which is comprised of grocery-anchored or shadow-anchored properties. On May 5, 2022, the Company entered into a definitive purchase and sale agreement to acquire, in the aggregate, eight retail shopping center properties from certain subsidiaries of Inland Retail Property Fund, LP, for approximately $278 million. For additional detail regarding this expected acquisition, please see Note 14 – “Subsequent Events,” which is included in our March 31, 2022 Notes to Consolidated Financial Statements in Item 1. We may also consider other transactions, such as redeveloping certain of our properties or portions of certain of our properties, for example, big-box spaces, to repurpose them for alternative commercial or multifamily residential uses. We expect to consider liquidity events, including listing our common stock on a national securities exchange, but given our intention to opportunistically grow the portfolio, execute redevelopment opportunities, and execute strategic sales and acquisitions all in the context of (i) changes in retail market conditions resulting from the effects of the COVID-19 pandemic and other complex factors such as (ii) competition for our tenants from evolving internet businesses, (iii) the state of the commercial real estate market and financial markets, (iv) our ability to raise capital or borrow on terms that are acceptable to the Company in light of the use of the proceeds and (v) general economic conditions, among other factors, we do not know when we will complete a liquidity event. The timing of the completion of the strategic plan has already extended beyond our original expectations and cannot be predicted with certainty. There is no assurance that the Company will be able to successfully implement its strategic plan, for example by making strategic sales or purchases of properties or listing the Company’s common stock, within the timeframe we would prefer or at all.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of March 31, 2022
Number of properties	44
Purchase price	$1,346,514
Total square footage	6,481,262
Weighted average physical occupancy	92.8%
Weighted average economic occupancy	93.0%
Weighted average remaining lease term (years)	4.5

The table below presents information for each of our investment properties as of March 31, 2022.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	169,558	100.0%	100.0%	—	—
Park Avenue (a)	Little Rock, AR	79,131	66.7%	66.7%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	95.6%	95.6%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	95.0%	95.0%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	97.8%	97.8%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	70.3%	70.3%	—	—
Dogwood Festival (a)	Flowood, MS	187,610	81.6%	81.6%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	98.9%	98.9%	—	—
Harris Plaza (a)	Layton, UT	125,965	75.1%	75.1%	—	—
Dixie Valley (a)	Louisville, KY	119,981	76.8%	76.8%	—	—
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	94.9%	94.9%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	98.8%	98.8%	—	—
Harvest Square (a)	Harvest, AL	70,590	92.1%	92.1%	—	—
Heritage Square (a)	Conyers, GA	22,510	95.8%	95.8%	—	—
The Shoppes at Branson Hills (a)	Branson, MO	256,329	92.5%	92.5%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	100.0%	100.0%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	86.7%	86.7%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	98.3%	98.3%	13,100	3.24%
Eastside Junction (a)	Athens, AL	79,675	91.0%	91.0%	—	—
Fairgrounds Crossing (a)	Hot Springs, AR	155,127	100.0%	100.0%	—	—
Prattville Town Center (a)	Prattville, AL	168,842	100.0%	100.0%	—	—
Regal Court	Shreveport, LA	363,061	96.2%	96.2%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza (a)	Jacksonville, NC	42,219	79.0%	79.0%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	89.7%	89.7%	—	—
White City (a)	Shrewsbury, MA	256,974	94.7%	94.7%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	94.7%	94.7%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	95.0%	95.6%	13,700	3.30%
Marketplace at El Paseo (a)	Fresno, CA	224,683	95.1%	95.9%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	86.8%	86.8%	17,322	4.25%
Milford Marketplace	Milford, CT	111,995	89.1%	89.1%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,763	91.2%	91.2%	76,532	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	97.8%	97.8%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	91.6%	91.6%	—	—
Marketplace at Tech Center	Newport News, VA	210,505	74.4%	79.4%	36,089	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,690	95.3%	95.3%	41,348	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	96.8%	96.8%	—	—
Pentucket Shopping Center (a)	Plaistow, NH	198,469	93.5%	93.5%	—	—
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
Portfolio total		6,481,262	92.8%	93.0%	$242,818	3.63%

(a)	Property is included in the pool of unencumbered properties under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of March 31, 2022.

Tenant Name	Number of Leases	Annualized Base Rent (a)	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	4	$3,444	3.8%	$13.80	249,493	3.9%
The TJX Companies, Inc.	12	3,108	3.4%	10.08	308,253	4.8%
Ross Dress for Less, Inc.	10	2,340	2.6%	8.93	262,080	4.0%
Ulta Salon, Cosmetics & Fragrance Inc.	10	2,316	2.5%	22.06	104,958	1.6%
Albertsons/Jewel/Shaw's	2	2,304	2.5%	18.02	127,892	2.0%
PetSmart	7	2,032	2.2%	14.67	138,578	2.1%
Dicks Sporting Goods, Inc.	4	2,012	2.2%	11.13	180,766	2.8%
LA Fitness (Fitness International)	2	1,965	2.2%	21.94	89,600	1.4%
Kohl's Department Stores	4	1,888	2.1%	5.68	332,461	5.1%
Giant Eagle	1	1,805	2.0%	13.96	129,340	2.0%
Top ten tenants	56	$23,214	25.5%	$12.07	1,923,421	29.7%

(a)

We have entered into rent deferral agreements with certain tenants above that have generally been heavily impacted by the effects of the COVID-19 pandemic, which is a majority of the top ten tenants. To the extent we have agreed with a tenant to defer rent due in the base year to a later period, that deferred rent is still reflected in the annualized base rent amount above.

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at March 31, 2022.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,329,910	22.1%	11.1%
Grocery	1,084,647	18.0%	15.5%
Home Goods	901,984	15.0%	8.0%
Lifestyle, Health Clubs, Books & Phones	750,113	12.4%	16.7%
Restaurant	536,177	8.9%	17.4%
Apparel & Accessories	393,177	6.5%	9.2%
Consumer Services, Salons, Cleaners, Banks	276,866	4.6%	7.7%
Pet Supplies	245,245	4.1%	4.3%
Sporting Goods	205,596	3.4%	2.8%
Health, Doctors & Health Foods	174,590	2.9%	5.4%
Other	127,216	2.1%	1.9%
Total	6,025,521	100.0%	100.0%

The following table sets forth a summary, as of March 31, 2022, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	51%	5.3
Junior Box	5,000-9,999	13%	4.3
Small Shop	Less than 5,000	36%	3.5
Total		100%	4.5

Lease Expirations

The following table sets forth a summary, as of March 31, 2022, of lease expirations scheduled to occur during the remainder of 2022 and each of the calendar years from 2022 to 2030 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to March 31, 2022. Annualized base rent represents the rent in-place of the applicable property at March 31, 2022. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $82,507 or $17.96 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2022 (including month-to-month)	99	324,661	5.4%	$6,427	7.0%	$19.80
2023	111	846,547	14.1%	11,881	13.0%	14.03
2024	115	834,524	13.8%	14,889	16.3%	17.84
2025	113	793,574	13.2%	14,522	15.9%	18.30
2026	86	509,434	8.5%	8,762	9.6%	17.20
2027	63	664,095	11.0%	9,998	11.0%	15.06
2028	37	695,470	11.5%	7,332	8.0%	10.54
2029	15	175,184	2.9%	2,535	2.8%	14.47
2030	15	138,400	2.3%	2,241	2.5%	16.20
2031	17	156,546	2.6%	2,835	3.1%	18.11
Thereafter	33	887,086	14.7%	9,864	10.8%	11.12
Leased Total	704	6,025,521	100.0%	$91,287	100.0%	$15.15

Liquidity and Capital Resources

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on mortgage loans and Credit Facility	•	Cash receipts from our tenants
•	Property operating expenses	•	Sale of shares through the DRP
•	General and administrative expenses	•	Proceeds from new or refinanced mortgage loans
•	Distributions to stockholders	•	Borrowing on our Credit Facility
•	Fees payable to our Business Manager and Real Estate Manager	•	Proceeds from sales of real estate (if any)*
•	Repurchases of shares under the SRP	•	Proceeds from issuance of securities (if any) other than through the DRP*
•	Acquisitions of real estate directly or through joint ventures*
•	Capital expenditures, tenant improvements and leasing commissions
•	Redevelopments of entire properties or certain spaces within our properties*

*We cannot provide any assurance that we will be able to sell properties or issue new securities to raise capital when we would like, for example, to increase the proportion of grocery-anchored or shadow-anchored properties or increase the size of our portfolio of properties, or under terms that would be acceptable to us considering factors such as the anticipated use of the proceeds.

We are not currently actively marketing any properties.

At March 31, 2022, we had $79 million outstanding under the Revolving Credit Facility and $275 million outstanding under the Term Loan. At March 31, 2022 the interest rates on the Revolving Credit Facility and the Term Loan were 1.84% and 3.26%, respectively. On February 3, 2022, we extended the Revolving Credit Facility maturity date to February 3, 2026 plus a twelve month extension option. We also increased the Term Loan outstanding balance to $275 million which now matures on February 3, 2027. The Company expects to enter into an amendment to its Credit Agreement to increase the size of the Term Loan to $575 million and modify several covenants to fund the Company’s acquisition of a portfolio of eight retail shopping center properties from Inland Retail Property Fund, LP, a Delaware limited partnership, that is expected to occur on May 17, 2022. As of May 11, 2022, we had $121 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants, of the Credit Agreement that governs the Credit Facility. Although $121 million is the maximum available, covenant limitations affect what we can actually draw, and we expect to have substantially less than $121 million actually available to draw or otherwise undertake as additional debt after completing the aforementioned acquisition of the eight properties and increasing the amount of the Term Loan. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would shrink availability under the Credit Facility.

As of March 31, 2022, we had total debt outstanding of $596.8 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.22% per annum. As of March 31, 2022, the weighted average years to maturity for our debt was 3.8 years. As of both March 31, 2022 and December 31, 2021, our borrowings were 44% of the purchase price of our investment properties. At March 31, 2022 our cash and cash equivalents balance was $9.2 million.

In the next twelve months, we have two mortgage loans maturing with an aggregate principal balance of $26.8 million, which we intend to repay with cash flows from operating activities or by drawing on the Revolving Credit Facility.

To preserve cash for the payment of operating and other expenses, such as debt payments, during the second quarter of 2020 our board of directors rescinded the distribution that was declared in the first quarter of 2020, and we did not declare another distribution until June 29, 2021. We also suspended our DRP and SRP. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020. On June 29, 2021, we reinstated the DRP and the SRP. The effective date of the DRP reinstatement was July 22, 2021. During the three months ended March 31, 2022, we declared distributions on our common stock in the amount of $0.135600 per share to stockholders of record as of March 31, 2022 that was paid on or about April 7, 2022. During the three months ended March 31, 2022, we repurchased $0.9 million of shares of common stock.

We have delayed making non-essential capital improvements and other non-essential capital expenditures at our properties since the onset of the pandemic, where possible, to preserve cash and expect to continue to delay non-essential capital expenditures until they become essential or until the risk of adverse effects of the COVID-19 pandemic on our tenants subsides and there is clarity on our tenants’ ability and willingness to pay rent and meet other lease obligations and, ultimately, on the performance of our shopping centers. As we have seen rent collections increasing during 2021 and into 2022, we have been gradually funding capital expenditures at our properties, and we do not expect the delay in making these capital expenditures to have any material effect on our tenants or our ability to lease space. In the three months ended March 31, 2022, we spent $0.3 million more (46% more) on capital expenditures than we did in the three months ended March 31, 2021. Additionally, we do not anticipate a material effect on our liquidity from returning to pre-pandemic levels of capital expenditures, assuming the businesses of our tenants negatively affected by the COVID-19 pandemic continue to improve or they otherwise pay their rent.

As of March 31, 2022, we have paid all interest and principal amounts when due, and are in compliance with all financial covenants related to the Credit Facility as amended.

Cash Flow Analysis

	Three Months Ended March 31,		Change
	2022	2021	2022 vs. 2021
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$11,462	$10,616	$846
Net cash flows used in investing activities	$(934)	$(622)	$(312)
Net cash flows used in financing activities	$(8,670)	$(10,313)	$1,643

Operating activities

The increase in cash from operating activities during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a payment during the three months ended March 31, 2021 for the Q3 and Q4 2020 business management fees offset partially by reduced collections of deferred rent from our tenants during the three months ended March 31, 2022 as the vast majority of outstanding deferred rent was collected by the end of 2021.

Investing activities

	Three Months Ended March 31,		Change
	2022	2021	2022 vs. 2021
	(Dollar amounts in thousands)
Capital expenditures	$(907)	$(622)	$(285)
Other assets	(27)	—	(27)
Net cash used in investing activities	$(934)	$(622)	$(312)

The increase in cash used for investing activities during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to an increase in capital expenditures.

Financing activities

	Three Months Ended March 31,		Change
	2022	2021	2022 vs. 2021
	(Dollar amounts in thousands)
Total changes related to debt	$(3,686)	$(10,313)	$6,627
Proceeds from the distribution reinvestment plan, net of shares repurchased	925	—	925
Distributions paid	(4,888)	—	(4,888)
Early termination of interest rate swap agreements	(1,021)	—	(1,021)
Net cash used in financing activities	$(8,670)	$(10,313)	$1,643

During the three months ended March 31, 2022, cash used to fund debt obligations decreased $6.6 million from the three months ended March 31, 2021 primarily due to draws on the credit facility during the three months ended March 31, 2021 that did not recur in 2022, offset by $3.6 million of debt issuance costs paid related to the Credit Facility during the three months ended March 31, 2022. During the three months ended March 31, 2022, we generated proceeds from the sale of shares pursuant to the DRP of $1.8 million. For the three months ended March 31, 2022, share repurchases were $0.9 million. During the three months ended March 31, 2022, we paid $4.9 million in distributions. The increases in distributions paid, proceeds from DRP and share repurchases in 2022 compared to 2021 are due to the reinstatement of the authorization and payment of distributions, the DRP and the SRP, respectively, during the second half of 2021.

Distributions

Distributions when declared are paid quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the three months ended March 31, 2022 and 2021 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Three Months Ended March 31,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operations
2022	$4,894	$0.271200	$3,039	$1,849	$4,888	$11,462
2021	$—	$—	$—	$—	$—	$10,616

(1)	Distributions were funded by cash flow from operating activities and cash on hand during the three months ended March 31, 2022.

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, we had not paid any distributions since the first quarter of 2020. On or about July 26, 2021, we resumed paying distributions on our common stock with this first distribution in the amount of $0.135600 per share to stockholders of record as of June 30, 2021. During the three months ended March 31, 2022, we declared distributions on our common stock of $0.135600 per share to stockholders of record as of March 31, 2022 that was paid on or about April 7, 2022.

Results of Operations

The following discussions are based on our consolidated financial statements for the three months ended March 31, 2022 and 2021. Dollar amounts are stated in thousands.

This section describes and compares our results of operations for the three months ended March 31, 2022 and 2021. We generate primarily all of our net operating income from property operations. All 44 investment properties we currently own were held for the entirety of both periods presented. No properties were acquired or sold in either period presented.

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

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three months ended March 31, 2022 and 2021, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

Comparison of the three months ended March 31, 2022 and March 31, 2021

	Three Months Ended March 31,
	2022	2021	Change
Rental income	$29,025	$29,674	$(649)
Other property income	30	48	(18)
Total income	$29,055	$29,722	$(667)

Property operating expenses	$5,393	$5,518	$(125)
Real estate tax expense	3,730	3,670	60
Total property operating expenses	$9,123	$9,188	$(65)

Property net operating income	$19,932	$20,534	$(602)

Straight-line income (expense), net	$(250)	$(21)	$(229)
Amortization of intangibles and lease incentives	138	146	(8)
General and administrative expenses	(1,412)	(1,313)	(99)
Business management fee	(2,244)	(2,234)	(10)
Depreciation and amortization	(11,854)	(12,455)	601
Interest expense	(5,567)	(6,042)	475
Interest and other (expense) income	(1)	57	(58)
Net loss	$(1,258)	$(1,328)	$70

Net loss. Net loss was $1,258 and $1,328 for the three months ended March 31, 2022 and 2021, respectively.

Total property net operating income. During the three months ended March 31, 2022, property net operating income decreased $602, total property income decreased $667, and total property operating expenses including real estate tax expense decreased $65.

The decrease in total property income is primarily due to a decrease in recovery income due to a lower recovery percentage and a slight increase in bad debt expense during the three months ended March 31, 2022. See Note 4 – “Leases” for additional information regarding the effects of deferred rent and bad debt on rental income.

Straight-line income (expense), net. Straight-line income (expense), net decreased $229 in 2022 compared to 2021. This decrease is primarily due to lower rent abatements during the three months ended March 31, 2022.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives decreased $8 in 2022 compared to 2021.

General and administrative expenses. General and administrative expenses increased $99 in 2022 compared to 2021. The increase is primarily due to higher legal and professional fees during the three months ended March 31, 2022.

Business management fee. Business management fees increased $10 in 2022 compared to 2021.

Depreciation and amortization. Depreciation and amortization decreased $601 in 2022 compared to 2021. The decrease is primarily due to fully amortized assets in 2022 compared to 2021.

Interest expense. Interest expense decreased $475 in 2022 compared to 2021. The decrease is primarily due to lower average interest rates and a decrease in average debt outstanding in 2022 compared to 2021.

Interest and other income. Interest and other income decreased $58 in 2022 compared to 2021.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the three months ended March 31, 2022. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	18	161,502	$15.65	$14.75	6.1%	5.6	$2.39
Comparable New Leases	1	1,200	$28.00	$24.97	12.1%	5.3	$—
Non-Comparable New and Renewal Leases (a)	14	44,687	$17.89	N/A	N/A	7.4	$19.02
Total	33	207,389

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

Our FFO and MFFO for the three months ended March 31, 2022 and 2021 are calculated as follows:

		Three Months Ended March 31,
		2022	2021
		(Dollar amounts in thousands)
	Net loss	$(1,258)	$(1,328)
Add:	Depreciation and amortization related to investment properties	11,854	12,455
	Funds from operations (FFO)	10,596	11,127

Less:	Amortization of acquired market lease intangibles, net	(166)	(170)
	Straight-line income (expense), net	250	21
	Modified funds from operations (MFFO)	$10,680	$10,978

Subsequent Events

For information related to subsequent events, reference is made to Note 14 – “Subsequent Events” which is included in our March 31, 2022 Notes to Consolidated Financial Statements in Item 1.

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

As of March 31, 2022, we had outstanding debt of $596.8 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 1.84% to 4.50% per annum. The weighted average interest rate was 3.22%, which includes the effect of interest rate swaps. As of March 31, 2022, the weighted average years to maturity for our mortgages and credit facility payable was 3.8 years.

As of March 31, 2022, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $112.6 million and a fair value of $106.7 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $3.5 million at March 31, 2022. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $3.7 million at March 31, 2022.

As of March 31, 2022, we had $79 million of debt or 13.2% of our total debt, excluding mortgage premium and unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 1.84% per annum. We had variable rate debt subject to swap agreements of $405.2 million, or 67.9% of our total debt, excluding mortgage premium and unamortized debt issuance costs, at March 31, 2022.

If interest rates on all debt which bears interest at variable rates as of March 31, 2022 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $0.8 million annually. If interest rates on all debt which bears interest at variable rates as of March 31, 2022 decreased by 1% (100 basis points), interest expense would increase earnings and cash flows by the same amount.

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

While we expect the tenors of LIBOR that are relevant to the Company to be available in substantially its current form through June 30 2023, it is possible that one or more of such LIBOR tenors will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding the transition to LIBOR, could adversely affect us.

Derivatives

For information related to our derivatives, reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our March 31, 2022 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors amend and supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Geopolitical instability due to the ongoing military conflict between Russia and Ukraine may adversely impact the U.S., Europe and global economies.

On February 24, 2022, Russian troops invaded Ukraine starting a military conflict, the length and breadth of which is highly unpredictable. Coupled with existing supply disruptions and changes in Federal Reserve policies on interest rates, this war has exacerbated, and may continue to exacerbate, inflation and significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions.

Additionally, the U.S., the European Union, and other countries, as well as other public and private actors and companies have imposed sanctions and other penalties on Russia including removing Russian-based financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restricting imports of Russian oil, liquefied natural gas and coal. These sanctions have caused supply disruptions in the oil and gas markets and could continue to cause significant increases in energy prices, which could have a material effect on inflation and may trigger a recession in the U.S. These factors may adversely impact the business conducted by each of our tenants and ultimately their ability to pay rents as they come due. As a result, our financial condition and results of operations may be negatively affected since our revenue is largely dependent on the success and economic viability of our tenants.

These and other sanctions that may be imposed as well as the ongoing conflict could further adversely affect the global economy and financial markets and cause further instability, negatively impacting liquidity in the capital markets and potentially making it more difficult for us to access additional debt or equity capital on attractive terms in the future.

In addition, the U.S. government has warned of the potential for Russian cyberattacks. The risk of Russian cyberattacks may also create market volatility and economic uncertainty particularly if these attacks occur and spread to a broad array of countries and networks.

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

On June 29, 2021, we announced the lifting of the suspension of our share repurchase program and adoption of the fourth amendment and restatement of the program. The effective date of the SRP reinstatement and the Fourth Amended and Restated Share Repurchase Program (the “Fourth SRP”) was August 12, 2021.

Our board of directors has amended and restated the SRP primarily to accommodate requests for Exceptional Repurchases the deadline for which overlapped with the aforementioned suspension of the SRP. Pursuant to the Fourth SRP, any written request for treatment as an Exceptional Repurchase due to the death or qualifying disability of an owner that occurred between June 1, 2019 and May 31, 2020 (inclusive) was timely received by us if received by January 31, 2022, and any written request for treatment as an Exceptional Repurchase due to the death or qualifying disability of an owner that occurred between June 1, 2020 and July 31, 2021, (inclusive) will be timely received if received by us no later than July 31, 2022.

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended March 31, 2022.

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 2022	1,738,370	63,922	$14.46	$924	63,922	1,738,124
February 2022	—	—	—	—	—	1,738,124
March 2022	—	—	—	—	—	1,738,124
Total	1,738,370	63,922	$14	$924	63,922

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

3.1

Third Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2022 (file number 000-55146))

3.2

Third Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 29, 2022 (file number 000-55146))

10.1

Second Amended and Restated Credit Agreement, dated as of February 3, 2022, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 9, 2022 (file number 000-55146))

10.2

Subsidiary Guaranty, dated as of February 3, 2022, by certain subsidiaries of Inland Real Estate Income Trust, Inc. parties thereto for the benefit of KeyBank National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 9, 2022 (file number 000-55146))

10.3

Notes, dated February 3, 2022, by Inland Real Estate Income Trust, Inc. for the benefit of Lenders under the Second Amended and Restate Credit Agreement, dated as of February 3, 2022, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders parties thereto (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K as filed by the Registrant with the Securities and Exchange Commission on March 16, 2022 (file number 000-55146))

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	May 11, 2022

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	May 11, 2022