Form 10-Q
period 2022-06-30
Inland Real Estate Income Trust, Inc.
filed 2022-08-10
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

Yes  ☐    No  ☒

As of August 9, 2022, there were 36,149,222 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Assets:
Investment properties held and used:
Land	$330,456	$267,946
Building and other improvements	1,190,715	993,129
Total	1,521,171	1,261,075
Less accumulated depreciation	(265,802)	(245,532)
Net investment properties held and used	1,255,369	1,015,543
Cash and cash equivalents	2,599	8,229
Restricted cash	6,949	5,154
Accounts and rent receivable	17,905	18,560
Acquired lease intangible assets, net	84,985	58,203
Operating lease right-of-use asset, net	14,357	14,570
Other assets	20,856	6,448
Total assets	$1,403,020	$1,126,707

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$856,078	$595,542
Accounts payable and accrued expenses	11,720	9,089
Operating lease liability	24,585	24,396
Distributions payable	4,898	4,888
Acquired intangible liabilities, net	45,499	37,918
Due to related parties	3,434	2,537
Other liabilities	8,711	14,414
Total liabilities	954,925	688,784

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,115,528 and 36,040,928 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	36	36
Additional paid in capital	813,106	811,233
Accumulated distributions and net loss	(379,559)	(365,877)
Accumulated other comprehensive income (loss)	14,512	(7,469)
Total stockholders’ equity	448,095	437,923
Total liabilities and stockholders’ equity	$1,403,020	$1,126,707

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income:
Rental income	$32,101	$29,372	$61,214	$59,372
Other property income	50	62	80	110
Total income	32,151	29,434	61,294	59,482

Expenses:
Property operating expenses	5,745	5,058	11,338	10,777
Real estate tax expense	4,243	3,678	7,973	7,348
General and administrative expenses	1,351	918	2,763	2,231
Business management fee	2,549	2,236	4,793	4,470
Depreciation and amortization	13,789	12,218	25,643	24,673
Total expenses	27,677	24,108	52,510	49,499

Other Income (Expense):
Interest expense	(7,106)	(5,801)	(12,673)	(11,843)
Interest and other income (expense)	—	29	(1)	86
Net loss	$(2,632)	$(446)	$(3,890)	$(1,774)

Net loss per common share, basic and diluted	$(0.07)	$(0.01)	$(0.11)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	36,115,582	36,022,933	36,100,129	36,022,652

Comprehensive income:
Net loss	$(2,632)	$(446)	$(3,890)	$(1,774)
Unrealized gain (loss) on derivatives	7,142	(258)	19,141	903
Reclassification adjustment for amounts included in net loss	1,372	1,843	2,840	3,707
Comprehensive income	$5,882	$1,139	$18,091	$2,836

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended June 30, 2022
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2022	36,079,247	$36	$812,177	$(372,029)	$5,998	$446,182

Distributions declared ($0.135600 per share)	—	—	—	(4,898)	—	(4,898)
Proceeds from distribution reinvestment plan	90,178	—	1,822	—	—	1,822
Shares repurchased	(56,368)	—	(911)	—	—	(911)
Unrealized gain on derivatives	—	—	—	—	7,142	7,142
Reclassification adjustment for amounts included in net loss	—	—	—	—	1,372	1,372
Equity-based compensation	2,471	—	18	—	—	18
Net loss	—	—	—	(2,632)	—	(2,632)
Balance at June 30, 2022	36,115,528	$36	$813,106	$(379,559)	$14,512	$448,095

For the three months ended June 30, 2021
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2021	36,022,368	$36	$810,228	$(350,047)	$(14,543)	$445,674

Distributions declared ($0.135600 per share)	—	—	—	(4,886)	—	(4,886)
Unrealized loss on derivatives	—	—	—	—	(258)	(258)
Reclassification adjustment for amounts included in net loss	—	—	—	—	1,843	1,843
Equity-based compensation	3,210	—	14	—	—	14
Net loss	—	—	—	(446)	—	(446)
Balance at June 30, 2021	36,025,578	$36	$810,242	$(355,379)	$(12,958)	$441,941

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the six months ended June 30, 2022
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	36,040,928	$36	$811,233	$(365,877)	$(7,469)	$437,923

Distributions declared ($0.271200 per share)	—	—	—	(9,792)	—	(9,792)
Proceeds from distribution reinvestment plan	192,419	—	3,671	—	—	3,671
Shares repurchased	(120,290)	—	(1,835)	—	—	(1,835)
Unrealized gain on derivatives	—	—	—	—	19,141	19,141
Reclassification adjustment for amounts included in net loss	—	—	—	—	2,840	2,840
Equity-based compensation	2,471	—	37	—	—	37
Net loss	—	—	—	(3,890)	—	(3,890)
Balance at June 30, 2022	36,115,528	$36	$813,106	$(379,559)	$14,512	$448,095

For the six months ended June 30, 2021
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	36,022,368	$36	$810,210	$(348,719)	$(17,568)	$443,959

Distributions declared ($0.135600 per share)	—	—	—	(4,886)	—	(4,886)
Unrealized gain on derivatives	—	—	—	—	903	903
Reclassification adjustment for amounts included in net loss	—	—	—	—	3,707	3,707
Equity-based compensation	3,210	—	32	—	—	32
Net loss	—	—	—	(1,774)	—	(1,774)
Balance at June 30, 2021	36,025,578	$36	$810,242	$(355,379)	$(12,958)	$441,941

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,890)	$(1,774)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,643	24,673
Amortization of debt issuance costs and mortgage premiums, net	752	342
Amortization of acquired market leases, net	(529)	(334)
Amortization of equity-based compensation	37	32
Reduction in the carrying amount of the right-of-use-asset	213	224
Straight-line income, net	(128)	(266)
Other non-cash adjustments	55	49
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,617	(317)
Accounts and rent receivable	783	3,006
Due to related parties	884	(2,373)
Operating lease liability	189	178
Other liabilities	1,236	(59)
Other assets	(434)	317
Net cash flows provided by operating activities	27,428	23,698

Cash flows from investing activities:
Purchase of investment properties	(277,772)	—
Capital expenditures	(4,087)	(2,317)
Other assets	(221)	—
Net cash flows used in investing activities	(282,080)	(2,317)

Cash flows from financing activities:
Payment of credit facility	(21,000)	(8,097)
Proceeds from credit facility	375,000	52,097
Payment of mortgages payable	(88,303)	(63,806)
Payment of debt issuance costs	(5,913)	—
Proceeds from the distribution reinvestment plan	3,671	—
Shares repurchased	(1,835)	—
Distributions paid	(9,782)	—
Early termination of interest rate swap agreements	(1,021)	—
Net cash flows provided by (used in) financing activities	250,817	(19,806)

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,835)	1,575
Cash, cash equivalents and restricted cash, at beginning of the period	13,383	13,985
Cash, cash equivalents and restricted cash, at end of period	$9,548	$15,560

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$62,510	$—
Building and improvements	192,613	—
Acquired lease intangible assets	33,285	—
Acquired intangible liabilities	(9,654)	—
Assumed liabilities, net	(982)	—
Purchase of investment properties	$277,772	$—

Cash paid for interest	$10,027	$11,523

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$969	$132

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

On March 4, 2022, as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on the same date and the Company’s Form 8-K/A filed on March 7, 2022, the Company announced that the Company’s board of directors unanimously approved: (i) an Estimated Per Share NAV as of December 31, 2021, which serves as the per share purchase price for shares issued under the Company’s distribution reinvestment plan (as amended, the “DRP”) beginning with the first distribution payment to stockholders upon resumption of distributions and the DRP until the Company announces a new Estimated Per Share NAV, and (ii) that, in accordance with the share repurchase program (as amended, the “SRP”) as further described below in Note 3 – “Equity,”, beginning with repurchases in April 2022 and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases and “exceptional repurchases” will be repurchased at 80% of the Estimated Per Share NAV.

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, the Company stopped paying distributions in the second quarter of 2020 and suspended its DRP and SRP. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020.

On June 29, 2021, the Company announced the lifting of the suspension of its DRP and started to pay distributions again. The effective date of the DRP reinstatement was July 22, 2021. The Company also announced the lifting of the suspension of the SRP and its adoption of the fourth amendment and restatement of the SRP, with the first repurchase having occurred on August 16, 2021. See Note 3 – “Equity” for additional details.

At June 30, 2022, the Company owned 52 retail properties, totaling 7,167,822 square feet. The properties are located in 24 states. At June 30, 2022, the portfolio had a weighted average physical occupancy of 92.8% and economic occupancy of 93.0%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 16, 2022, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2022, except as noted below.

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

Significant Risks and Uncertainties related to COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties is the potential further adverse effect of the current pandemic of the novel coronavirus, or COVID-19. A number of our tenants had temporarily closed their stores during 2020 and requested rent deferral or rent abatement during this pandemic. The Company’s deferred rent balance is $95 at June 30, 2022, which decreased from the deferred rent balance of $399 at December 31, 2021 and $4,457 at December 31, 2020, due to collections of such rent.

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of the effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	June 30,
	2022	2021
Cash and cash equivalents	$2,599	$11,290
Restricted cash	6,949	4,270
Total cash, cash equivalents, and restricted cash	$9,548	$15,560

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. As of June 30, 2022, there were 36,115,528 shares of common stock outstanding including 5,974,008 shares issued through the DRP, net of 3,404,947 shares repurchased through the SRP.

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

There were $1,822 and $3,671 distributions reinvested through the DRP during the three and six months ended June 30, 2022. There were no distributions reinvested through the DRP during the three and six months ended June 30, 2021. See Note 1 – “Organization” for discussion on the suspension during 2020 and resumption of the DRP during 2021.

Share Repurchase Program

The Company adopted the SRP effective October 18, 2012, under which the Company is authorized to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who have held their shares for at least one year. Purchases are in the Company’s sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), as defined in the SRP, the one year holding period does not apply. On March 3, 2020 the Company’s board of directors adopted the Third Amended and Restated Share Repurchase Program (“Third SRP”). Under the Third SRP, the Company is authorized to make ordinary repurchases and Exceptional Repurchases at a price equal to 80.0% of the “share price,” which is defined in the Third SRP as an amount equal to the lesser of: (A) $25, as adjusted under certain circumstances, including, among other things, if the applicable shares were purchased from the Company at a discounted price; of (B) the most recently disclosed estimated value per share. Prior to the amendment, the Company was authorized to make Exceptional Repurchases at a price equal to 100% of the “share price.”

The Third SRP provides the Company’s board of directors with the discretion to set the funding limit for share repurchases. The Third SRP limits the dollar amount for any repurchases made by the Company each calendar quarter to an amount equal to a percentage determined in the sole discretion of the board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter. The Company continues to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for any stock splits or other combinations. The Company’s board of directors suspended the SRP effective June 26, 2020.

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

Repurchases through the SRP were $911 and $1,835 for the three and six months ended June 30, 2022, respectively. There were no repurchases through the SRP for the three and six months ended June 30, 2021. There was zero liability related to the SRP at June 30, 2022 and December 31, 2021. See Note 1 – “Organization” for further discussion on the suspension of the SRP during 2020 and resumption during 2021.

NOTE 4 – ACQUISITIONS

2022 Acquisitions

On May 17, 2022, the Company acquired a portfolio of eight properties (the “IRPF Properties”) from certain subsidiaries of Inland Retail Property Fund, LP (the “Seller”). The acquisition of the IRPF Properties is referred to herein as the “Transaction.” The IRPF Properties are leased primarily to grocery, retail and restaurant tenants. More specifically, seven of the IRPF Properties are grocery-anchored. The IRPF Properties are located across seven states and aggregate approximately 686,851 square feet. The Seller, Inland Retail Property Fund, LP, is a fund managed by an affiliate of the Company’s sponsor and business manager. Because the Transaction was a related party transaction, it was approved by all of the Company’s independent directors.

The following table provides further details of the properties acquired during the six months ended June 30, 2022:

Date Acquired	Property Name	Number of Transactions	Number of Properties	Square Footage	Purchase Price (a)
5/17/2022	IRPF Properties	1	8	686,851	$278,153
				686,851	$278,153

(a)Contractual purchase price excluding closing credits.

The above acquisition was accounted for as an asset acquisition. For the three and six months ended June 30, 2022, the Company incurred $718 of total acquisition costs, of which $117 are accrued as of June 30, 2022. All of the acquisition costs are capitalized in the accompanying consolidated balance sheets. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to the Sponsor and its affiliates.

For properties acquired during the six months ended June 30, 2022, the Company recorded total income of $2,811 and property net income of $1,863.

The following table presents certain additional information regarding the Company’s acquisitions during the six months ended June 30, 2022. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Six Months Ended June 30,
2022
Land	$62,510
Building and improvements	192,730
Acquired lease intangible assets	33,285
Acquired intangible liabilities	(9,654)
Assumed liabilities, net	(982)
Total	$277,889

NOTE 5 – LEASES

The Company is lessor under approximately 820 retail operating leases. The remaining lease terms for the Company’s leases range from less than one year to 15 years. The Company considers the date on which it makes a leased space available to a lessee as the commencement date of the lease. At commencement, the Company determines the lease classification utilizing the classification tests under ASC 842. Options to extend a lease are included in the lease term when it is reasonably certain that the tenant will exercise its option to extend. Termination penalties are included in income when there is a termination agreement, all the conditions of the agreement have been met and amounts due are considered collectible. Such termination fees are recognized on a straight-line basis over the remaining lease term in rental income. If an operating lease is modified and the modification is not accounted for as a separate contract, the Company accounts for the modification as if it were a termination of the existing lease and the creation of a new lease. The Company considers any prepaid or accrued rentals relating to the original lease as part of the lease payments for the modified lease.

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

Rental income related to the Company's operating leases is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rental income - fixed payments	$26,037	$23,432	$49,569	$47,321
Rental income - variable payments (a)	5,701	5,776	11,116	11,717
Amortization of acquired market leases, net	363	164	529	334
Rental income	$32,101	$29,372	$61,214	$59,372

(a)	Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The Company continues to monitor the impact of the COVID-19 pandemic on the collectability of lease obligations. As of June 30, 2022, the Company’s accounts and rent receivable, net balance was $17,905, which was net of an allowance for bad debts of $1,505 and included $95 of deferred rent receivable related to COVID-19 agreements negotiated with tenants. As of December 31, 2021, the Company’s accounts and rent receivable, net balance was $18,560, which was net of an allowance for bad debts of $1,259 and included $399 of deferred rent receivable related to COVID-19 agreements negotiated with tenants. Such agreements generally allow tenants to defer the payment of a portion of rent with no substantive changes to the consideration in the original lease. Consistent with the guidance in the Lease Modification Q&A issued by the FASB, such deferrals affect the timing, but not the amount, of the lease obligations. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivable as tenant obligations accrue and continues to recognize rental income.

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Intangible assets:
Acquired in-place lease value	$183,305	$156,918
Acquired above market lease value	52,640	45,742
Accumulated amortization	(150,960)	(144,457)
Acquired lease intangibles, net	$84,985	$58,203
Intangible liabilities:
Acquired below market lease value	$79,914	$70,260
Accumulated amortization	(34,415)	(32,342)
Acquired below market lease intangibles, net	$45,499	$37,918

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization recorded as amortization expense:
Acquired in-place lease value	$2,790	$2,650	$4,959	$5,402
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(833)	$(736)	$(1,544)	$(1,474)
Acquired below market leases	1,196	900	2,073	1,808
Net rental income increase	$363	$164	$529	$334

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2022 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2022 (remainder of year)	$5,984	$1,849	$1,953
2023	10,960	3,570	3,723
2024	9,301	3,332	3,536
2025	6,887	2,941	3,290
2026	5,126	2,509	3,143
Thereafter	20,513	12,013	29,854
Total	$58,771	$26,214	$45,499

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of June 30, 2022 and December 31, 2021, the Company had the following mortgages and credit facility payable:

	June 30, 2022		December 31, 2021
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$112,503	3.84%	$118,463	3.88%
Variable rate mortgages payable with swap agreements	117,137	3.47%	198,796	3.42%
Variable rate mortgages payable without swap agreements	—	0.00%	684	1.70%
Mortgages payable	$229,640	3.65%	$317,943	3.59%
Credit facility payable	633,000	3.53%	279,000	3.03%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$862,640	3.56%	$596,943	3.33%
Add: Unamortized mortgage premiums	—		17
Less: Unamortized debt issuance costs	(6,562)		(1,418)
Total debt	$856,078		$595,542

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $862,640 and $596,943 as of June 30, 2022 and December 31, 2021, respectively, and its estimated fair value was $855,857 and $591,089 as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, scheduled principal payments and maturities on the Company’s debt were as follows:

	June 30, 2022
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2022 (remainder of the year)	$158	$13,700	$—	$13,858
2023	326	77,437	—	77,763
2024	341	—	—	341
2025	295	92,656	—	92,951
2026	—	44,727	58,000	102,727
Thereafter	—	—	575,000	575,000
Total	$1,120	$228,520	$633,000	$862,640

Credit Facility

On February 3, 2022, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”) with KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders from time to time parties to the Credit Agreement (the “Credit Facility”). Pursuant to the Credit Agreement, the aggregate total commitments under the Credit Facility were increased from $350,000 to $475,000. The Credit Facility consists of the “Revolving Credit Facility” providing revolving credit commitments in an aggregate amount of $200,000 and a term loan facility (the term loans funded under such commitments, the “Term Loan”) providing term loan commitments in an aggregate amount of $275,000 (increased from $150,000). On May 17, 2022, the Company entered into a First Amendment to Credit Agreement Regarding Incremental Term Loans (the “First Amendment”), amending the terms of the Credit Agreement primarily to draw an additional $300,000 to fund the acquisition of investment properties during May 2022 discussed in “Note 4 – Acquisitions.” The Credit Agreement provides the Company with the ability from time to time to increase the size of the Credit Facility up to a total of $1,200,000, subject to certain conditions.

The Revolving Credit Facility matures on February 3, 2026, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions. The Term Loan matures on February 3, 2027. Borrowings under the Credit Facility bear interest equal to one-month Term Secured Overnight Financing Rate (“SOFR”) plus a margin, the amount of which depends on the Company’s leverage ratio.

At June 30, 2022, the Company had $58,000 outstanding under the Revolving Credit Facility and $575,000 outstanding under the Term Loan. At June 30, 2022, the interest rates on the Revolving Credit Facility and the Term Loan were 2.65% and 3.62%, respectively. As of June 30, 2022, the Company had a maximum amount of $142,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available. Although all of the amount available under the Revolving Credit Facility is available to pay off existing mortgages, due to the covenant limitations, the Company expects to have substantially less than all $142,000 available to draw or otherwise undertake as additional debt as a result of, among other things, completing the aforementioned Transaction and increasing the amount of the Term Loan.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. At June 30, 2022, there were 45 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of June 30, 2022, the Company is in compliance with all financial covenants related to the Credit Facility as amended.

Mortgages Payable

The Company’s mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2022, the Company was current on all of its debt service payments and in compliance with all financial covenants except for one mortgage loan with a covenant violation which only required that the Company establish a cash maintenance account for the impacted property. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of June 30, 2022, the weighted average years to maturity for the Company’s mortgages payable was 2.7 years. For mortgage loans maturing in the next twelve months, the Company intends to repay amounts due with cash flows from operating activities, cash on hand or proceeds available under the Revolving Credit Facility.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating LIBOR and SOFR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap. See Note 14 – "Fair Value Measurements" for further information.

The following table summarizes the Company’s interest rate swap contracts outstanding as of June 30, 2022.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value at June 30, 2022
Assets
September 17, 2015	September 17, 2015	September 17, 2022	1-month LIBOR	1.90%	13,700	6
December 23, 2015	December 23, 2015	January 2, 2026	1-month LIBOR	2.30%	26,000	544
June 7, 2016	July 1, 2016	July 1, 2023	1-month LIBOR	1.42%	41,348	698
July 21, 2016	August 1, 2016	August 1, 2023	1-month LIBOR	1.30%	36,089	717
February 3, 2022	March 1, 2022	February 3, 2027	1-month Term SOFR	1.69%	90,000	4,169
February 3, 2022	March 1, 2022	February 3, 2027	1-month Term SOFR	1.85%	100,000	3,945
February 3, 2022	March 1, 2022	February 3, 2027	1-month Term SOFR	1.72%	85,000	3,877
May 17, 2022	June 1, 2022	February 3, 2027	1-month Term SOFR	2.71%	60,000	197
May 17, 2022	June 1, 2022	February 3, 2027	1-month Term SOFR	2.71%	60,000	191
May 17, 2022	June 1, 2022	February 3, 2027	1-month Term SOFR	2.71%	75,000	243
May 17, 2022	June 1, 2022	February 3, 2027	1-month Term SOFR	2.77%	55,000	60
					$642,137	$14,647

(a)   At June 30, 2022, the one-month LIBOR and the one-month term SOFR were 1.79% and 1.69%, respectively.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2022	2021	2022	2021
Effective portion of derivatives	$7,142	$(258)	$19,141	$903
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$1,372	$1,843	$2,840	$3,707

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $7,106 and $5,801, for the three months ended June 30, 2022 and 2021, respectively. The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $12,673 and $11,843 for the six months ended June 30, 2022 and 2021, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive income (loss) is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income (loss) into income in the next twelve months is $3,420.

NOTE 8 – DISTRIBUTIONS

In 2020, due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, during the second quarter the Company’s board of directors rescinded the distribution that was declared in the first quarter of 2020, and the Company did not resume declaring distributions until June 29, 2021.

The table below presents the distributions paid and declared during the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Distributions paid	$4,894	$—	$9,782	$—
Distributions declared	$4,898	$4,886	$9,792	$4,886

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss in the three and six months ended June 30, 2022, 4,965 shares and 4,337 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net less in the three and six months ended June 30, 2021, 4,791 shares and 4,303 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 11 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units are issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares are included in common stock outstanding on the date of vesting. Restricted share units are included in common stock outstanding on the date they are transferred to the non-employee director or their beneficiary. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $18 and $37, in the aggregate, for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, the Company had $60 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.5 years. The total fair value at the vesting date for restricted shares and restricted share units that vested during both the three and six months ended June 30, 2022 was $47. The total fair value at the vesting date for restricted shares and restricted share units that vested during both the three and six months ended June 30, 2021 was $54.

A summary table of the status of the restricted shares and restricted share units is presented below:

	Restricted Shares	Restricted Share Units
Outstanding at December 31, 2021	8,108	252
Granted	—	4
Vested	(2,214)	(256)
Outstanding at June 30, 2022	5,894	—

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment as defined by U.S. GAAP, retail real estate, for the six months ended June 30, 2022 and 2021.

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

On May 17, 2022, the Company acquired the IRPF Properties from the Seller, a fund managed by an affiliate of the Company’s sponsor and business manager. See Note 4 – "Acquisitions" for further information.

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2022. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended June 30,		Six Months Ended June 30,		Unpaid amounts as of
		2022	2021	2022	2021	June 30, 2022	December 31, 2021
General and administrative reimbursements	(a)	$406	$403	$803	$712	$248	$209
Loan costs	(b)	$10	$—	$42	$—	$—	$—
Acquisition related costs	(c)	$19	$—	$19	$—	$—	$—

Real estate management fees		$1,233	$1,153	$2,360	$2,389	$431	$—
Property operating expenses		356	322	679	672	15	—
Construction management fees		15	5	15	5	14
Leasing fees		120	68	205	129	177	87
Total real estate management related costs	(d)	$1,724	$1,548	$3,259	$3,195	637	$87

Business management fees	(e)	$2,549	$2,236	$4,793	$4,470	$2,549	$2,241

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

(c)

The Business Manager and its related parties are reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets.  All of the $19 related party acquisition costs incurred during the six months ended June 30, 2022 are capitalized as the acquisition of net investment properties in the consolidated balance sheets. See Note 4 – "Acquisitions" for further information.

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

(e)

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2022
Interest rate swap agreements - Other assets	$—	$14,647	$—	$14,647
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—
December 31, 2021
Interest rate swap agreements - Other assets	$—	$—	$—	$—
Interest rate swap agreements - Other liabilities	$—	$7,469	$—	$7,469

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

NOTE 15 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to June 30, 2022 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the Securities and Exchange Commission on May 11, 2022 and in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 16, 2022, some of which are summarized below:

•

We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, including negative impacts on our tenants and their respective businesses, and we agreed in 2020 and 2021 to defer a significant amount of rent owed to us, which tenants were obligated to pay over time in addition to their regular rent. If there is a resurgence of COVID-19, we may agree again to defer rent owed to us, and our tenants may not be able or willing to pay the deferred amounts on top of their regular rent, particularly if their results of operations or future prospects have been materially adversely affected by the COVID-19 pandemic or become so affected;

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

•	We have incurred net losses on a U.S. generally accepted accounting principles (“U.S. GAAP”) basis for the three and six months ended June 30, 2022 and 2021 and for the year ended December 31, 2021;
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

•

The use of the internet by consumers to shop is expected to continue to expand, and this expansion has likely been accelerated by the effects of the COVID-19 pandemic, which could result in a further downturn in the business of our current tenants in their “brick and mortar” locations and could affect their ability to pay rent and their demand for space at our retail properties; and

•

We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in credit markets of the United States from time to time, including disruptions and dislocations caused by the ongoing COVID-19 pandemic.

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

The following discussion and analysis relates to the three and six months ended June 30, 2022 and 2021 and as of June 30, 2022 and December 31, 2021. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

On March 4, 2022, our board of directors determined an estimated per share net asset value of our common stock of $20.20 as of December 31, 2021, compared to the previous estimated value of $18.08 as of December 31, 2020. At June 30, 2022, we had total assets of $1.4 billion on our balance sheet and owned 52 properties located in 24 states containing 7.2 million square feet. On May 17, 2022, we acquired eight retail shopping center properties (the “IRPF Properties”) from certain subsidiaries of Inland Retail Property Fund, LP. The IRPF Properties are located across seven states and aggregate approximately 686,851 square feet. As seven of the eight properties are grocery-anchored, this acquisition increases our portfolio of grocery-anchored properties, which is our focus as described above. We acquired the IRPF Properties for an aggregate purchase price of $278 million, excluding closing costs. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. As of June 30, 2022, 88% of our annualized base rental income was generated from grocery-anchored or grocery shadow-anchored shopping centers. A grocery shadow-anchored shopping center is a shopping center which we own that is located near a grocery store that we do not own but that we believe generates traffic for our shopping center. The portfolio properties have staggered lease maturity dates. Grocery tenants accounted for 17% of our annualized base rent (“ABR”) as of June 30, 2022.

COVID-19 Pandemic

We continue to monitor the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our business and locations, including how it is impacting our tenants and vendors. The Company’s deferrals, modifications and rent abatements have proven effective helping our tenants endure the economic impacts of the pandemic. As of June 30, 2022, our deferred rent balance was $0.1 million, down from $0.4 million at December 31, 2021 and $4.5 million at December 31, 2020, due primarily to collections of such rent. As of June 30, 2022, except for one 1,144 square foot tenant, we have not received any notice of, and are not otherwise aware of any of our tenants being in bankruptcy, voluntarily or otherwise. Tenants with which we have agreed to defer rent have generally been paying both their regular rental obligations as well as the amounts of deferred rent during the three and six months ended June 30, 2022. See Note 5 – “Leases” for additional information.

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

Inflation and Interest Rates

Inflationary pressures and rising interest rates could result in reductions in consumer spending and retailer profitability which could impact the Company’s ability to grow rents and tenant demand for new and existing store locations. Regardless of accelerating inflation levels, base rent under most of the Company’s long-term anchor leases will remain constant (subject to tenants’ exercise of renewal options at pre-negotiated rent increases) until the expiration of their lease terms. While many of these leases require tenants to pay their share of shopping center operating expenses (including common area maintenance, real estate tax and insurance expenses), the Company’s ability to collect the passed-through expense increases to tenants is dependent on their ability to absorb and pay these increases. Inflation may also impact other aspects of the Company’s operating costs, including fees paid to service providers, the cost to complete redevelopments and build-outs of recently leased vacancies and interest rate costs relating to variable rate loans and refinancing of lower fixed-rate indebtedness. While the Company has not been significantly impacted by any of these items to date, no assurances can be provided that these inflationary pressures will not have a material adverse effect on the Company’s business in the future.

Company Update – Strategic Plan

The Company has a strategic plan that includes the goals of providing a future liquidity event to investors and creating long-term stockholder value. The strategic plan centers around owning a portfolio of grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team continually evaluates possibilities for the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. Of the Company’s 948 leasable spaces, there are 118 occupied non-grocery big box (anchor spaces of at least 10,000 square feet) and five vacant big box spaces in the portfolio as of July 31, 2022. As part of the strategic plan, we sold three properties in the first quarter of 2020. We used the proceeds to pay down the Revolving Credit Facility. We are not actively marketing any properties as of the date of this quarterly report on Form 10-Q. We believe increasing the size and profitability of the Company would enhance our ability to complete a successful liquidity event, and to that end we seek and evaluate potential acquisitions and may, for example, opportunistically acquire a portfolio of retail properties that we believe complements our existing portfolio in terms of relevant characteristics such as tenant mix, demographics and geography and is consistent with our plan to own a portfolio substantially all of which is comprised of grocery-anchored or shadow-anchored properties. On May 17, 2022, the Company acquired, in the aggregate, the IRPF Properties from certain subsidiaries of Inland Retail Property Fund, LP, for approximately $278 million. We may also consider other transactions, such as redeveloping certain of our properties or portions of certain of our properties, for example, big-box spaces, to repurpose them for alternative commercial or multifamily residential uses. We expect to consider liquidity events, including listing our common stock on a national securities exchange, but given our intention to opportunistically grow the portfolio, execute redevelopment opportunities, and execute strategic sales and acquisitions all in the context of (i) changes in retail market conditions resulting from the effects of the COVID-19 pandemic and other complex factors such as (ii) competition for our tenants from evolving internet businesses, (iii) the state of the commercial real estate market and financial markets, (iv) our ability to raise capital or borrow on terms that are acceptable to the Company in light of the use of the proceeds and (v) general economic conditions, among other factors, we do not know when we will complete a liquidity event. The timing of the completion of the strategic plan has already extended beyond our original expectations and cannot be predicted with certainty. There is no assurance that the Company will be able to successfully implement its strategic plan, for example by making strategic sales or purchases of properties or listing the Company’s common stock, within the timeframe we would prefer or at all.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of June 30, 2022
Number of properties	52
Purchase price	$1,624,667
Total square footage	7,167,822
Weighted average physical occupancy	92.8%
Weighted average economic occupancy	93.0%
Weighted average remaining lease term (years)	4.7

The table below presents information for each of our investment properties as of June 30, 2022.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	169,558	97.9%	100.0%	—	—
Park Avenue (a)	Little Rock, AR	79,131	66.7%	66.7%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	97.5%	97.5%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	95.0%	95.0%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	97.8%	97.8%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	70.3%	70.3%	—	—
Dogwood Festival (a)	Flowood, MS	187,468	81.7%	81.7%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	98.9%	98.9%	—	—
Harris Plaza (a)	Layton, UT	125,965	75.1%	75.1%	—	—
Dixie Valley (a)	Louisville, KY	119,981	76.8%	76.8%	—	—
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	94.9%	94.9%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	98.8%	98.8%	—	—
Harvest Square (a)	Harvest, AL	70,590	92.1%	92.1%	—	—
Heritage Square (a)	Conyers, GA	22,510	95.8%	95.8%	—	—
The Shoppes at Branson Hills (a)	Branson, MO	256,244	95.5%	95.5%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	100.0%	100.0%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	90.6%	90.6%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center (a)	Katy, TX	147,621	98.3%	98.3%	—	—
Eastside Junction (a)	Athens, AL	79,675	91.0%	91.0%	—	—
Fairgrounds Crossing (a)	Hot Springs, AR	155,127	100.0%	100.0%	—	—
Prattville Town Center (a)	Prattville, AL	168,842	100.0%	100.0%	—	—
Regal Court	Shreveport, LA	363,061	96.2%	96.2%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza (a)	Jacksonville, NC	42,219	79.0%	79.0%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	89.7%	89.7%	—	—
White City (a)	Shrewsbury, MA	256,974	94.7%	94.7%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	94.7%	94.7%	—	—
Shoppes at Market Pointe	Papillion, NE	253,903	95.6%	95.6%	13,700	3.30%
Marketplace at El Paseo (a)	Fresno, CA	224,683	95.1%	95.9%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	88.9%	88.9%	17,244	4.25%
Milford Marketplace	Milford, CT	111,959	89.2%	89.2%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,763	91.2%	91.2%	76,532	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	100.0%	100.0%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	97.2%	97.2%	—	—
Marketplace at Tech Center	Newport News, VA	210,505	74.9%	79.9%	36,089	3.15%
Coastal North Town Center	Myrtle Beach, SC	304,662	95.3%	95.3%	41,348	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	100.0%	100.0%	—	—
Pentucket Shopping Center (a)	Plaistow, NH	198,469	98.0%	98.0%	—	—
Hickory Tavern (a)	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
New Town (a)	Owings Mill, MD	117,593	45.7%	45.7%	—	—
Olde Ivy Village (a)	Smyrna, GA	46,500	93.7%	93.7%	—	—
Northpark Village Square (a)	Santa Clarita, CA	87,103	97.2%	97.2%	—	—
Lower Makefield Shopping Center (a)	Lower Makefield, PA	74,953	94.9%	94.9%	—	—
Denton Village (a)	Denton, TX	48,280	100.0%	100.0%	—	—
Rusty Leaf Plaza (a)	Orange, CA	59,188	95.7%	97.0%	—	—
Northville Park Place (a)	Northville, MI	78,421	100.0%	100.0%	—	—
CityPlace (a)	Woodbury, MN	174,813	95.1%	95.1%	—	—
Portfolio total		7,167,822	92.8%	93.0%	$229,640	3.65%

(a)	Property is included in the pool of unencumbered properties under our Credit Facility.
(b)	Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of June 30, 2022.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	5	$4,735	4.3%	$15.99	296,150	4.1%
The TJX Companies, Inc.	13	3,730	3.4%	11.34	329,067	4.6%
Albertsons/Jewel/Shaw's	2	2,436	2.2%	19.05	127,892	1.8%
Ulta Salon, Cosmetics & Fragrance Inc.	11	2,428	2.2%	21.88	110,958	1.5%
Amazon/Whole Foods Market Group, Inc.	3	2,340	2.1%	20.27	115,410	1.6%
Ross Dress for Less, Inc.	10	2,340	2.1%	8.93	262,080	3.7%
Sprouts Farmers Market, LLC	4	2,159	2.0%	19.09	113,092	1.6%
PetSmart	7	2,032	1.9%	14.67	138,578	1.9%
Dicks Sporting Goods, Inc.	4	2,012	1.8%	11.13	180,766	2.5%
LA Fitness (Fitness International)	2	1,966	1.8%	21.94	89,600	1.3%
Top ten tenants	61	$26,178	23.8%	$14.84	1,763,593	24.6%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at June 30, 2022.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,359,536	20.4%	10.2%
Grocery	1,331,589	20.0%	17.4%
Home Goods	925,070	13.9%	7.4%
Lifestyle, Health Clubs, Books & Phones	813,192	12.2%	15.3%
Restaurant	641,990	9.6%	18.4%
Apparel & Accessories	424,407	6.3%	8.3%
Consumer Services, Salons, Cleaners, Banks	345,783	5.2%	9.2%
Pet Supplies	258,889	3.9%	4.0%
Sporting Goods	219,387	3.3%	2.6%
Health, Doctors & Health Foods	212,900	3.2%	5.4%
Other	136,740	2.0%	1.8%
Total	6,669,483	100.0%	100.0%

The following table sets forth a summary, as of June 30, 2022, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	50%	5.6
Junior Box	5,000-9,999	13%	4.5
Small Shop	Less than 5,000	37%	3.7
Total		100%	4.7

Lease Expirations

The following table sets forth a summary, as of June 30, 2022, of lease expirations scheduled to occur during the remainder of 2022 and each of the calendar years from 2023 to 2031 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to June 30, 2022. Annualized base rent represents the rent in-place of the applicable property at June 30, 2022. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $100,040 or $19.19 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2022 (including month-to-month)	73	270,246	4.0%	$4,663	4.3%	$17.26
2023	119	814,583	12.2%	12,212	11.1%	14.99
2024	128	874,428	13.1%	16,055	14.6%	18.36
2025	135	854,267	12.8%	16,997	15.5%	19.90
2026	107	595,905	8.9%	10,985	10.0%	18.43
2027	105	838,729	12.6%	15,161	13.8%	18.08
2028	45	758,961	11.4%	8,502	7.7%	11.20
2029	22	210,161	3.2%	3,410	3.1%	16.23
2030	23	230,283	3.5%	4,366	4.0%	18.96
2031	20	191,813	2.9%	3,662	3.3%	19.09
Thereafter	47	1,030,107	15.4%	13,803	12.6%	13.40
Leased Total	824	6,669,483	100.0%	$109,816	100.0%	$16.47

Liquidity and Capital Resources

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on mortgage loans and Credit Facility	•	Cash receipts from our tenants
•	Property operating expenses	•	Sale of shares through the DRP
•	General and administrative expenses	•	Proceeds from new or refinanced mortgage loans
•	Distributions to stockholders	•	Borrowing on our Credit Facility
•	Fees payable to our Business Manager and Real Estate Manager	•	Proceeds from sales of real estate (if any)*
•	Repurchases of shares under the SRP	•	Proceeds from issuance of securities (if any) other than through the DRP*
•	Acquisitions of real estate directly or through joint ventures*
•	Capital expenditures, tenant improvements and leasing commissions
•	Redevelopments of entire properties or certain spaces within our properties*

*We cannot provide any assurance that we will be able to sell properties or issue new securities to raise capital when we would like, for example, to increase the proportion of grocery-anchored or shadow-anchored properties or increase the size of our portfolio of properties, or under terms that would be acceptable to us considering factors such as the anticipated use of the proceeds. Because the Company’s common stock is not listed on a securities exchange, its ability to access the public or private securities markets is likely to be very limited, particularly for equity capital.

We are not currently actively marketing any properties.

At June 30, 2022, we had $58 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. At June 30, 2022 the interest rates on the Revolving Credit Facility and the Term Loan were 2.65% and 3.62%, respectively. On February 3, 2022, we extended the Revolving Credit Facility maturity date to February 3, 2026 plus a twelve month extension, at the Company’s option. We also increased the Term Loan outstanding balance to $275 million which now matures on February 3, 2027. On May 17, 2022, we amended our Credit Agreement to increase the size of the Term Loan by $300 million to $575 million and modify several covenants in each case to fund our acquisition of a portfolio of eight retail shopping center properties from Inland Retail Property Fund, LP, a Delaware limited partnership. As of August 10, 2022, we had $138 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants, of the Credit Agreement that governs the Credit Facility. Although $138 million is the maximum available, covenant limitations affect what we can actually draw, and we expect to have substantially less than $138 million actually available to draw or otherwise undertake as additional debt as a result of, among other things, completing the aforementioned acquisition of the eight properties and increasing the amount of the Term Loan. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would shrink availability under the Credit Facility.

As of June 30, 2022, we had total debt outstanding of $862.6 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 3.56% per annum. As of June 30, 2022, the weighted average years to maturity for our debt was 4.2 years. As of June 30, 2022 and December 31, 2021, our borrowings were 53% and 44%, respectively, of the purchase price of our investment properties. At June 30, 2022 our cash and cash equivalents balance was $2.6 million.

As of August 10, 2022, in the next twelve months, we have three mortgage loans maturing with an aggregate principal balance of $91.1 million, which we intend to repay with cash flows from operating activities or by drawing on the Revolving Credit Facility.

To preserve cash for the payment of operating and other expenses, such as debt payments, during the second quarter of 2020 our board of directors rescinded the distribution that was declared in the first quarter of 2020, and we did not declare another distribution until June 29, 2021. We also suspended our DRP and SRP. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020. On June 29, 2021, we reinstated the DRP and the SRP. The effective date of the DRP reinstatement was July 22, 2021. During the six months ended June 30, 2022, we repurchased $1.8 million of shares of common stock.

We have delayed making non-essential capital improvements and other non-essential capital expenditures at our properties since the onset of the pandemic in 2020, where possible, to preserve cash and expect to continue to delay non-essential capital expenditures until they become essential or until the risk of adverse effects of the COVID-19 pandemic on our tenants subsides and there is clarity on our tenants’ ability and willingness to pay rent and meet other lease obligations and, ultimately, on the performance of our shopping centers. As we have seen rent collections increasing during 2021 and into 2022, we have been funding capital expenditures at our properties, and we do not expect the prior delay in making these capital expenditures to have any material effect on our tenants or our ability to lease space. In the six months ended June 30, 2022, we spent $1.8 million (76%) more on capital expenditures than we did in the six months ended June 30, 2021. Additionally, we do not anticipate a material effect on our liquidity from returning to pre-pandemic levels of capital expenditures, assuming the businesses of our tenants negatively affected by the COVID-19 pandemic continue to improve or they otherwise pay their rent.

As of June 30, 2022, we have paid all interest and principal amounts when due, and are in compliance with all financial covenants under the Credit Facility as amended.

Cash Flow Analysis

	Six Months Ended June 30,		Change
	2022	2021	2022 vs. 2021
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$27,428	$23,698	$3,730
Net cash flows used in investing activities	$(282,080)	$(2,317)	$(279,763)
Net cash flows provided by (used in) financing activities	$250,817	$(19,806)	$270,623

Operating activities

The increase in cash from operating activities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the fact that during the six months ended June 30, 2021, we paid amounts due to the business manager for Q3 2020 business management fees that had been deferred by the business manager offset partially by reduced collections of deferred rent from our tenants during the six months ended June 30, 2022 as the vast majority of outstanding deferred rent was collected by the end of 2021.

Investing activities

	Six Months Ended June 30,		Change
	2022	2021	2022 vs. 2021
	(Dollar amounts in thousands)
Purchase of investment properties	$(277,772)	$—	$(277,772)
Capital expenditures	(4,087)	(2,317)	(1,770)
Other assets	(221)	—	(221)
Net cash used in investing activities	$(282,080)	$(2,317)	$(279,763)

The increase in cash used for investing activities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the acquisition of the IRPF Properties.

Financing activities

	Six Months Ended June 30,		Change
	2022	2021	2022 vs. 2021
	(Dollar amounts in thousands)
Total changes related to debt	$259,784	$(19,806)	$279,590
Proceeds from the distribution reinvestment plan, net of shares repurchased	1,836	—	1,836
Distributions paid	(9,782)	—	(9,782)
Early termination of interest rate swap agreements	(1,021)	—	(1,021)
Net cash provided by (used in) financing activities	$250,817	$(19,806)	$270,623

During the six months ended June 30, 2022, changes in total debt increased $279.6 million from the six months ended June 30, 2021 primarily due to an increase of $300 million under our term loan that is part of our credit facility and the use of proceeds from the term loan for the acquisition of the IRPF Properties. During the six months ended June 30, 2022, we generated proceeds from the sale of shares pursuant to the DRP of $3.6 million. For the six months ended June 30, 2022, share repurchases were $1.8 million. During the six months ended June 30, 2022, we paid $9.8 million in distributions. The DRP and the SRP were both reinstated during the second half of 2021.

Distributions

Distributions when declared are paid quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the six months ended June 30, 2022 and 2021 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Six Months Ended June 30,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operations
2022	$9,792	$0.271200	$6,111	$3,671	$9,782	$27,428
2021	$4,886	$0.135600	$—	$—	$—	$23,698

(1)	Distributions were funded by cash flow from operating activities and cash on hand during the six months ended June 30, 2022.

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

Results of Operations

The following discussions are based on our consolidated financial statements for the six months ended June 30, 2022 and 2021. Dollar amounts are stated in thousands.

This section describes and compares our results of operations for the three and six months ended June 30, 2022 and 2021. We generate primarily all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented. A total of 44 investment properties that were acquired on or before January 1, 2021 represent our “same store” properties during the three and six months ended June 30, 2022 and 2021. “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2021. For the three and six months ended June 30, 2022, eight properties that were acquired on May 17, 2022 constituted non-same store properties.

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

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three and six months ended June 30, 2022 and 2021, along with a reconciliation to net loss, calculated in accordance with U.S. GAAP.

Comparison of the three months ended June 30, 2022 and June 30, 2021

	Total			Same Store			Non-Same Store
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2022	2021	Change	2022	2021	Change	2022	2021	Change
Rental income	$31,587	$29,147	$2,440	$28,793	$29,147	$(354)	$2,794	$—	$2,794
Other property income	51	62	(11)	34	62	(28)	17	—	17
Total income	$31,638	$29,209	$2,429	$28,827	$29,209	$(382)	$2,811	$—	$2,811

Property operating expenses	$5,545	$4,857	$688	$5,197	$4,857	$340	$348	$—	$348
Real estate tax expense	4,243	3,678	565	3,643	3,678	(35)	600	—	600
Total property operating expenses	$9,788	$8,535	$1,253	$8,840	$8,535	$305	$948	$—	$948

Property net operating income	$21,850	$20,674	$1,176	$19,987	$20,674	$(687)	$1,863	$—	$1,863

Straight-line income (expense), net	$(23)	$(115)	$92
Amortization of intangibles and lease incentives	336	139	197
General and administrative expenses	(1,351)	(918)	(433)
Business management fee	(2,549)	(2,236)	(313)
Depreciation and amortization	(13,789)	(12,218)	(1,571)
Interest expense	(7,106)	(5,801)	(1,305)
Interest and other (expense) income	—	29	(29)
Net loss	$(2,632)	$(446)	$(2,186)

Net loss. Net loss was $2,632 and $446 for the three months ended June 30, 2022 and 2021, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended June 30, 2022 with the results of the same investment properties owned during the three months ended June 30, 2021, property net operating income decreased $687, total property income decreased $382, and total property operating expenses including real estate tax expense increased $305.

The decrease in “same store” total property income is primarily due to a decrease in recovery income due to a lower recovery percentage during the three months ended June 30, 2022.

“Non-same store” total property net operating income increased $1,863 during the three months ended June 30, 2022 as compared to 2021. The increase is a result of acquiring eight properties on May 17, 2022. On a “non-same store” basis, total property income increased $2,811 and total property operating expenses increased $948 during the three months ended June 30, 2022 as compared to 2021 as a result of these acquisitions.

Straight-line income (expense), net. Straight-line income (expense), net decreased $92 in 2022 compared to 2021. This decrease is primarily due to lower rent abatements during the three months ended June 30, 2022 partially offset by the acquisition of eight properties on May 17, 2022.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives increased $197 in 2022 compared to 2021. The increase is primarily due to the acquisition of IRPF Properties.

General and administrative expenses. General and administrative expenses increased $433 in 2022 compared to 2021. The increase is primarily due to higher legal and professional fees during the three months ended June 30, 2022.

Business management fee. Business management fees increased $313 in 2022 compared to 2021. The increase is primarily due to the acquisition of IRPF Properties.

Depreciation and amortization. Depreciation and amortization increased $1,571 in 2022 compared to 2021. The increase is primarily due to the acquisition of eight properties on May 17, 2022, partially offset by fully amortized assets in 2022 compared to 2021.

Interest expense. Interest expense increased $1,305 in 2022 compared to 2021. The increase is primarily due to an increase in average debt outstanding driven by the acquisition of IRPF Properties.

Interest and other income. Interest and other income decreased $29 in 2022 compared to 2021.

Comparison of the six months ended June 30, 2022 and June 30, 2021

	Total			Same Store			Non-Same Store
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change	2022	2021	Change
Rental income	$60,612	$58,821	$1,791	$57,818	$58,821	$(1,003)	$2,794	$—	$2,794
Other property income	80	110	(30)	63	110	(47)	17	—	17
Total income	$60,692	$58,931	$1,761	$57,881	$58,931	$(1,050)	$2,811	$—	$2,811

Property operating expenses	$10,936	$10,375	$561	$10,588	$10,375	$213	$348	—	$348
Real estate tax expense	7,973	7,348	625	7,373	7,348	25	600	—	600
Total property operating expenses	$18,909	$17,723	$1,186	$17,961	$17,723	$238	$948	$—	$948

Property net operating income	$41,783	$41,208	$575	$39,920	$41,208	$(1,288)	$1,863	$—	$1,863

Straight-line income (expense), net	$(274)	$(136)	$(138)
Intangible amortization and inducement	474	285	189
General and administrative expenses	(2,763)	(2,231)	(532)
Business management fee	(4,793)	(4,470)	(323)
Depreciation and amortization	(25,643)	(24,673)	(970)
Interest expense	(12,673)	(11,843)	(830)
Interest and other income	(1)	86	(87)
Net loss	$(3,890)	$(1,774)	$(2,116)

Net loss. Net loss was $3,890 and $1,774 for the six months ended June 30, 2022 and 2021, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties during the full six months ended June 30, 2022 with the results of the same investment properties owned during the full six months ended June 30, 2021 property net operating income decreased $1,288, total property income decreased $1,050, and total property operating expenses including real estate tax expense increased $238.

The decrease in “same store” total property income is primarily due to a decrease in recovery income due to a lower recovery percentage during the six months ended June 30, 2022.

“Non-same store” total property net operating income increased $1,863 during 2022 as compared to 2021. The increase is a result of acquiring eight retail properties on May 17, 2022. On a “non-same store” basis, total property income increased $2,811 and total property operating expenses increased $948 during the six months ended June 30, 2022 as compared to 2021 as a result of these acquisitions.

Straight-line income (expense), net. Straight-line income (expense), net increased $138 in 2022 compared to 2021. This increase is primarily due to the acquisition of eight properties on May 17, 2022, partially offset by lower rent abatements during the six months ended June 30, 2022.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives increased $189 in 2022 compared to 2021. The increase is primarily due to the acquisition of IRPF Properties.

General and administrative expenses. General and administrative expenses increased $532 in 2022 compared to 2021. The increase is primarily due to higher legal and professional fees during the six months ended June 30, 2022.

Business management fee. Business management fees increased $323 in 2022 compared to 2021. The increase is primarily due to the acquisition of IRPF Properties.

Depreciation and amortization. Depreciation and amortization increased $970 in 2022 compared to 2021. The decrease is primarily due to the acquisition of eight properties on May 17, 2022, partially offset by fully amortized assets in 2022 compared to 2021.

Interest expense. Interest expense increased $830 in 2022 compared to 2021. The increase is primarily due to an increase in average debt outstanding driven by the acquisition of IRPF Properties.

Interest and other income. Interest and other income decreased $87 in 2022 compared to 2021.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the six months ended June 30, 2022. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	49	293,310	$17.88	$17.00	5.2%	5.1	$1.46
Comparable New Leases	4	6,031	$29.59	$25.86	14.4%	6.3	$22.41
Non-Comparable New and Renewal Leases (a)	33	119,390	$16.68	N/A	N/A	7.1	$13.80
Total	86	418,731

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

Our FFO and MFFO for the six months ended June 30, 2022 and 2021 are calculated as follows:

		Six Months Ended June 30,
		2022	2021
		(Dollar amounts in thousands)
	Net loss	$(3,890)	$(1,774)
Add:	Depreciation and amortization related to investment properties	25,643	24,673
	Funds from operations (FFO)	21,753	22,899

Less:	Amortization of acquired market lease intangibles, net	(529)	(334)
	Straight-line income (expense), net	274	136
	Modified funds from operations (MFFO)	$21,498	$22,701

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our June 30, 2022 Notes to Consolidated Financial Statements in Item 1.

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

As of June 30, 2022, we had outstanding debt of $862.6 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 2.65% to 4.50% per annum. The weighted average interest rate was 3.56%, which includes the effect of interest rate swaps. As of June 30, 2022, the weighted average years to maturity for our mortgages and credit facility payable was 4.2 years.

As of June 30, 2022, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $112.5 million and a fair value of $105.1 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $3.3 million at June 30, 2022. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $3.4 million at June 30, 2022.

As of June 30, 2022, we had $108 million of debt or 12.5% of our total debt, excluding mortgage premium and unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 2.65% per annum. We had variable rate debt subject to swap agreements of $642.1 million, or 74.4% of our total debt, excluding mortgage premium and unamortized debt issuance costs, at June 30, 2022.

If interest rates on all debt which bears interest at variable rates as of June 30, 2022 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.1 million annually. If interest rates on all debt which bears interest at variable rates as of June 30, 2022 decreased by 1% (100 basis points), interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

For information related to our derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our June 30, 2022 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.  Risk Factors

The following risk factors amend and supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.

We have a classified board, which may discourage a third party from acquiring us and result in our stockholders not receiving the premium price for their stock that is typically paid in connection with a change in control.

Our board of directors is divided into three classes of directors. At each annual meeting, directors of one class are elected to serve until the annual meeting of stockholders held in the third year following the year of their election and until their successors are duly elected and qualify. The classification of our board of directors may have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any transaction that could result from such offers, even if the acquisition would be in our stockholders’ best interests, and may therefore prevent a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that typically would result in stockholders receiving a premium price for their stock.

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

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended June 30, 2022.

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 2022	1,838,886	56,368	16.16	911	56,368	1,681,756
May 2022	—	—	—	—	—	1,681,756
June 2022	—	—	—	—	—	1,681,756
Total	1,838,886	56,368	$16.16	$911	56,368

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

3.1

Third Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2022 (file number 000-55146))

3.2

Third Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 29, 2022 (file number 000-55146))

3.3

Articles Supplementary relating to the Company’s election to be subject to Section 3-803 of the MGCL (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 28, 2022 (file number 000-55146))

10.1

Purchase and Sale Agreement, dated as of May 5, 2022, by and between the Sellers identified therein and Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 10, 2022 (file number 000-55146))

10.2

First Amendment, dated as of May 17, 2022, to Second Amended and Restated Credit Agreement, dated as of February 3, 2022, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lender parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 20, 2022 (file number 000-55146))

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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	August 10, 2022

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	August 10, 2022