Form 10-Q
period 2022-09-30
Inland Real Estate Income Trust, Inc.
filed 2022-11-09
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

Former name, former address and former fiscal year, if changed since last report: Not Applicable

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

Yes ☐ No ☒

As of November 8, 2022, there were 36,193,229 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Assets:
Investment properties held and used:
Land	$330,455	$267,946
Building and other improvements	1,194,026	993,129
Total	1,524,481	1,261,075
Less accumulated depreciation	(277,339)	(245,532)
Net investment properties held and used	1,247,142	1,015,543
Cash and cash equivalents	9,217	8,229
Restricted cash	477	5,154
Accounts and rent receivable	18,945	18,560
Acquired lease intangible assets, net	80,814	58,203
Operating lease right-of-use asset, net	14,253	14,570
Other assets	43,737	6,448
Total assets	$1,414,585	$1,126,707

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$850,697	$595,542
Accounts payable and accrued expenses	14,003	9,089
Operating lease liability	24,650	24,396
Distributions payable	4,903	4,888
Acquired intangible liabilities, net	44,283	37,918
Due to related parties	3,206	2,537
Other liabilities	9,679	14,414
Total liabilities	951,421	688,784

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,149,222 and 36,040,928 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	36	36
Additional paid in capital	814,027	811,233
Accumulated distributions and net loss	(387,361)	(365,877)
Accumulated other comprehensive income (loss)	36,462	(7,469)
Total stockholders’ equity	463,164	437,923
Total liabilities and stockholders’ equity	$1,414,585	$1,126,707

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income:
Rental income	$35,900	$29,599	$97,114	$88,971
Other property income	84	60	164	170
Total income	35,984	29,659	97,278	89,141

Expenses:
Property operating expenses	6,468	5,040	17,806	15,817
Real estate tax expense	4,721	3,784	12,694	11,132
General and administrative expenses	1,294	1,169	4,057	3,400
Business management fee	2,707	2,239	7,500	6,709
Depreciation and amortization	14,979	12,110	40,622	36,783
Total expenses	30,169	24,342	82,679	73,841

Other Income (Expense):
Interest expense	(8,721)	(5,876)	(21,394)	(17,719)
Interest and other income	6	—	5	86
Net loss	$(2,900)	$(559)	$(6,790)	$(2,333)

Net loss per common share, basic and diluted	$(0.08)	$(0.02)	$(0.19)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	36,151,908	36,035,194	36,117,579	36,026,879

Comprehensive income:
Net loss	$(2,900)	$(559)	$(6,790)	$(2,333)
Unrealized gain (loss) on derivatives	21,971	(163)	41,112	740
Reclassification adjustment for amounts included in net loss	(21)	2,132	2,819	5,839
Comprehensive income	$19,050	$1,410	$37,141	$4,246

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended September 30, 2022
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2022	36,115,528	$36	$813,106	$(379,559)	$14,512	$448,095

Distributions declared ($0.135600 per share)	—	—	—	(4,902)	—	(4,902)
Proceeds from distribution reinvestment plan	89,849	—	1,814	—	—	1,814
Shares repurchased	(56,155)	—	(908)	—	—	(908)
Unrealized gain on derivatives	—	—	—	—	21,971	21,971
Reclassification adjustment for amounts included in net loss	—	—	—	—	(21)	(21)
Equity-based compensation	—	—	15	—	—	15
Net loss	—	—	—	(2,900)	—	(2,900)
Balance at September 30, 2022	36,149,222	$36	$814,027	$(387,361)	$36,462	$463,164

For the three months ended September 30, 2021
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2021	36,025,578	$36	$810,242	$(355,379)	$(12,958)	$441,941

Distributions declared ($0.135600 per share)	—	—	—	(4,881)	—	(4,881)
Proceeds from distribution reinvestment plan	104,328	—	1,886	—	—	1,886
Shares repurchased	(130,457)	—	(1,886)	—	—	(1,886)
Unrealized loss on derivatives	—	—	—	—	(163)	(163)
Reclassification adjustment for amounts included in net loss	—	—	—	—	2,132	2,132
Equity-based compensation	—	—	7	—	—	7
Net loss	—	—	—	(559)	—	(559)
Balance at September 30, 2021	35,999,449	$36	$810,249	$(360,819)	$(10,989)	$438,477

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the nine months ended September 30, 2022
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	36,040,928	$36	$811,233	$(365,877)	$(7,469)	$437,923

Distributions declared ($0.406800 per share)	—	—	—	(14,694)	—	(14,694)
Proceeds from distribution reinvestment plan	282,268	—	5,485	—	—	5,485
Shares repurchased	(176,445)	—	(2,743)	—	—	(2,743)
Unrealized gain on derivatives	—	—	—	—	41,112	41,112
Reclassification adjustment for amounts included in net loss	—	—	—	—	2,819	2,819
Equity-based compensation	2,471	—	52	—	—	52
Net loss	—	—	—	(6,790)	—	(6,790)
Balance at September 30, 2022	36,149,222	$36	$814,027	$(387,361)	$36,462	$463,164

For the nine months ended September 30, 2021
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	36,022,368	$36	$810,210	$(348,719)	$(17,568)	$443,959

Distributions declared ($0.271200 per share)	—	—	—	(9,767)	—	(9,767)
Proceeds from distribution reinvestment plan	104,328	—	1,886	—	—	1,886
Shares repurchased	(130,457)	—	(1,886)	—	—	(1,886)
Unrealized gain on derivatives	—	—	—	—	740	740
Reclassification adjustment for amounts included in net loss	—	—	—	—	5,839	5,839
Equity-based compensation	3,210	—	39	—	—	39
Net loss	—	—	—	(2,333)	—	(2,333)
Balance at September 30, 2021	35,999,449	$36	$810,249	$(360,819)	$(10,989)	$438,477

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,790)	$(2,333)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,622	36,783
Amortization of debt issuance costs and mortgage premiums, net	1,239	578
Amortization of acquired market leases, net	(798)	(488)
Amortization of equity-based compensation	52	39
Reduction in the carrying amount of the right-of-use-asset	317	334
Straight-line income, net	(476)	(219)
Other non-cash adjustments	82	78
Changes in assets and liabilities:
Accounts payable and accrued expenses	3,566	1,310
Accounts and rent receivable	91	3,858
Due to related parties	645	(2,793)
Operating lease liability	254	269
Other liabilities	2,233	(449)
Other assets	(715)	(503)
Net cash flows provided by operating activities	40,322	36,464

Cash flows from investing activities:
Purchase of investment properties	(277,849)	—
Capital expenditures	(7,693)	(3,869)
Other assets	(221)	—
Net cash flows used in investing activities	(285,763)	(3,869)

Cash flows from financing activities:
Payment of credit facility	(24,444)	(8,097)
Proceeds from credit facility	422,444	72,097
Payment of mortgages payable	(138,171)	(91,435)
Payment of debt issuance costs	(5,913)	—
Proceeds from the distribution reinvestment plan	5,485	1,886
Shares repurchased	(2,743)	(1,886)
Distributions paid	(14,679)	(4,886)
Early termination of interest rate swap agreements, net	(227)	—
Net cash flows provided by (used in) financing activities	241,752	(32,321)

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,689)	274
Cash, cash equivalents and restricted cash, at beginning of the period	13,383	13,985
Cash, cash equivalents and restricted cash, at end of period	$9,694	$14,259

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:
Land	$62,510	$—
Building and improvements	192,690	—
Acquired lease intangible assets	33,285	—
Acquired intangible liabilities	(9,654)	—
Assumed liabilities, net	(982)	—
Purchase of investment properties	$277,849	$—

Cash paid for interest	$18,174	$17,134

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$672	$35

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited, dollar amounts in thousands, except per share amounts)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2021, which are included in the Company’s 2021 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2022, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report.

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

At September 30, 2022, the Company owned 52 retail properties, totaling 7,167,822 square feet. The properties are located in 24 states. At September 30, 2022, the portfolio had a weighted average physical occupancy of 93.7% and economic occupancy of 93.9%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 16, 2022, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2022, except as noted below.

General

The consolidated financial statements have been prepared in accordance with GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In the opinion of management, all adjustments necessary for a fair statement, in all material respects, of the financial position and results of operations for the periods are presented. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Significant Risks and Uncertainties related to COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties is the potential further adverse effect of the current pandemic of the novel coronavirus, or COVID-19. A number of our tenants had temporarily closed their stores during 2020 and requested rent deferral or rent abatement during this pandemic. The Company’s deferred rent balance is $41 at September 30, 2022, which decreased from the deferred rent balance of $399 at December 31, 2021 and $4,457 at December 31, 2020, due to collections of such rent.

However, the extent to which the COVID-19 pandemic further impacts the Company’s operations and those of our tenants will depend on future developments, including the impact of the Omicron variant and its sub-variants, or other variants of COVID-19 in the U.S. The impact cannot be predicted with confidence, including the scope, severity and duration of the pandemic’s variants, the actions taken to contain the pandemic’s variants or mitigate their impact, and the direct and indirect economic effects of the pandemic’s variants and containment measures, among others.

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

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A grants relief to entities, allowing them an election to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Topic 842, Leases. An entity that makes this election can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company has elected to apply such relief and avail itself of the election to avoid performing a lease-by-lease analysis.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	September 30,
	2022	2021
Cash and cash equivalents	$9,217	$8,352
Restricted cash	477	5,907
Total cash, cash equivalents, and restricted cash	$9,694	$14,259

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. As of September 30, 2022, there were 36,149,222 shares of common stock outstanding including 6,063,857 shares issued through the DRP, net of 3,461,102 shares repurchased through the SRP.

The Company provides the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

Through the DRP, the Company provides stockholders with the option to purchase additional shares from the Company by automatically reinvesting cash distributions, subject to certain share ownership restrictions. The Company does not pay any selling commissions, marketing contribution and due diligence expense reimbursement in connection with the DRP. Pursuant to the DRP, the price per share for shares of common stock purchased under the DRP is equal to the estimated value of one share, as determined by the Company’s board of directors and reported by the Company from time to time, until the shares become listed for trading, if a listing occurs, assuming that the DRP has not been terminated or suspended in connection with such listing.

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, the Company stopped paying distributions in the second quarter of 2020 and suspended its DRP, effective on June 6, 2020. On June 29, 2021, the Company announced the lifting of the suspension of its DRP. The effective date of the DRP reinstatement was July 22, 2021.

There were $1,814 and $5,485 distributions reinvested through the DRP during the three and nine months ended September 30, 2022. There were $1,886 distributions reinvested through the DRP during the three and nine months ended September 30, 2021. See Note 1 – “Organization” for discussion on the suspension during 2020 and resumption of the DRP during 2021.

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

The Third SRP provides the Company’s board of directors with the discretion to set the funding limit for share repurchases. The Third SRP limits the dollar amount for any repurchases made by the Company each calendar quarter to an amount equal to a percentage determined in the sole discretion of the board on a quarterly basis that will not be less than 50% of the net proceeds from the DRP during the applicable quarter. The Company continues to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for any stock splits or other combinations. Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, the Company’s board of directors suspended the SRP effective June 26, 2020.

On June 29, 2021, the Company announced the lifting of the suspension of its SRP and its adoption of the fourth amendment and restatement of the program. The effective date of the SRP reinstatement and the Fourth Amended and Restated Share Repurchase Program (the “Fourth SRP”) was August 12, 2021.

Pursuant to the Fourth SRP, any written request for treatment as an Exceptional Repurchase due to the death or qualifying disability of an owner that occurred between June 1, 2019 and May 31, 2020 (inclusive) was timely if received by the Company no later than January 31, 2022, and any written request for treatment as an Exceptional Repurchase due to the death or qualifying disability of an owner that occurred between June 1, 2020 and July 31, 2021, (inclusive) was timely received if received by the Company no later than July 31, 2022.

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

Repurchases through the SRP were $908 and $2,743 for the three and nine months ended September 30, 2022, respectively. There were $1,886 repurchases through the SRP for the three and nine months ended September 30, 2021. There was zero liability related to the SRP at September 30, 2022 and December 31, 2021. See Note 1 – “Organization” for further discussion on the suspension of the SRP during 2020 and resumption during 2021.
NOTE 4 – ACQUISITIONS

2022 Acquisitions

On May 17, 2022, the Company acquired a portfolio of eight properties (the “IRPF Properties”) from certain subsidiaries of Inland Retail Property Fund, LP (the “Seller”). The acquisition of the IRPF Properties is referred to herein as the “Transaction.” The IRPF Properties are leased primarily to grocery, retail and restaurant tenants. More specifically, seven of the IRPF Properties are grocery-anchored. The IRPF Properties are located across seven states and aggregate approximately 686,851 square feet. The Seller, Inland Retail Property Fund, LP, is a fund managed by an affiliate of the Company’s sponsor and business manager. Because the Transaction was a related party transaction, it was required to be and was approved by all of the Company’s independent directors.

The following table provides further details of the properties acquired during the nine months ended September 30, 2022:

Date Acquired	Property Name	Number of Transactions	Number of Properties	Square Footage	Purchase Price (a)
5/17/2022	IRPF Properties	1	8	686,851	$278,153
				686,851	$278,153
(a)
Contractual purchase price excluding closing credits.

The above acquisition was accounted for as an asset acquisition. For the three and nine months ended September 30, 2022, the Company incurred $718 of total acquisition costs, of which $40 are accrued as of September 30, 2022. All of the acquisition costs are capitalized in the accompanying consolidated balance sheets. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to the Sponsor and its affiliates.

For properties acquired during the nine months ended September 30, 2022, the Company recorded total income of $8,682 and property net income of $5,586.

The following table presents certain additional information regarding the Company’s acquisitions during the nine months ended September 30, 2022. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Nine Months Ended September 30,
2022
Land	$62,510
Building and improvements	192,730
Acquired lease intangible assets	33,285
Acquired intangible liabilities	(9,654)
Assumed liabilities, net	(982)
Total	$277,889

NOTE 5 – LEASES

The Company is lessor under approximately 830 retail operating leases. The remaining lease terms for the Company’s leases range from less than one year to 15 years. The Company considers the date on which it makes a leased space available to a lessee as the commencement date of the lease. At commencement, the Company determines the lease classification utilizing the classification tests under ASC 842. Options to extend a lease are included in the lease term when it is reasonably certain that the tenant will exercise its option to extend. Termination penalties are included in income when there is a termination agreement, all the conditions of the agreement have been met and amounts due are considered collectible. Such termination fees are recognized on a straight-line basis over the remaining lease term in rental income. If an operating lease is modified and the modification is not accounted for as a separate contract, the Company accounts for the modification as if it were a termination of the existing lease and the creation of a new lease. The Company considers any prepaid or accrued rentals relating to the original lease as part of the lease payments for the modified lease.

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

Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and comprehensive income. Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses. As of January 1, 2019, the date on which the Company adopted the new leasing standard, reimbursements for common area maintenance are considered non-lease components that are permitted to be combined with rental income. The combined lease component and reimbursements for insurance and taxes are reported as rental income on the consolidated statements of operations and comprehensive income.

Rental income related to the Company's operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental income - fixed payments	$28,545	$23,649	$78,114	$70,970
Rental income - variable payments (a)	7,086	5,796	18,202	17,513
Amortization of acquired market leases, net	269	154	798	488
Rental income	$35,900	$29,599	$97,114	$88,971

(a) Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The Company continues to monitor the impact of the COVID-19 pandemic on the collectability of lease obligations. As of September 30, 2022, the Company’s accounts and rent receivable, net balance was $18,945, which was net of an allowance for bad debts of $1,644 and included $41 of deferred rent receivable related to COVID-19 agreements negotiated with tenants. As of December 31, 2021, the Company’s accounts and rent receivable, net balance was $18,560, which was net of an allowance for bad debts of $1,259 and included $399 of deferred rent receivable related to COVID-19 agreements negotiated with tenants. Such agreements generally allow tenants to defer the payment of a portion of rent with no substantive changes to the consideration in the original lease. Consistent with the guidance in the Lease Modification Q&A issued by the FASB, such deferrals affect the timing, but not the amount, of the lease obligations. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivable as tenant obligations accrue and continues to recognize rental income.

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Intangible assets:
Acquired in-place lease value	$183,305	$156,918
Acquired above market lease value	52,640	45,742
Accumulated amortization	(155,131)	(144,457)
Acquired lease intangibles, net	$80,814	$58,203
Intangible liabilities:
Acquired below market lease value	$79,914	$70,260
Accumulated amortization	(35,631)	(32,342)
Acquired below market lease intangibles, net	$44,283	$37,918

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization recorded as amortization expense:
Acquired in-place lease value	$3,224	$2,518	$8,183	$7,920
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(947)	$(748)	$(2,491)	$(2,222)
Acquired below market leases	1,216	902	3,289	2,710
Net rental income increase	$269	$154	$798	$488

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2022 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2022 (remainder of year)	$2,934	$922	$945
2023	10,858	3,561	3,638
2024	9,273	3,323	3,509
2025	6,873	2,937	3,263
2026	5,121	2,510	3,125
Thereafter	20,489	12,013	29,803
Total	$55,548	$25,266	$44,283

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of September 30, 2022 and December 31, 2021, the Company had the following mortgages and credit facility payable:

	September 30, 2022		December 31, 2021
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$112,425	3.84%	$118,463	3.88%
Variable rate mortgages payable with swap agreements	67,348	3.69%	198,796	3.42%
Variable rate mortgages payable without swap agreements	—	—	684	1.70%
Mortgages payable	$179,773	3.78%	$317,943	3.59%
Credit facility payable	677,000	4.18%	279,000	3.03%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$856,773	4.09%	$596,943	3.33%
Add: Unamortized mortgage premiums	—		17
Less: Unamortized debt issuance costs	(6,076)		(1,418)
Total debt	$850,697		$595,542

The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $856,773 and $596,943 as of September 30, 2022 and December 31, 2021, respectively, and its estimated fair value was $846,413 and $591,089 as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, scheduled principal payments and maturities on the Company’s debt were as follows:

	September 30, 2022
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2022 (remainder of the year)	$79	$—	$—	$79
2023	326	41,349	—	41,675
2024	341	—	—	341
2025	295	92,656	—	92,951
2026	—	44,727	102,000	146,727
Thereafter	—	—	575,000	575,000
Total	$1,041	$178,732	$677,000	$856,773

Credit Facility

On February 3, 2022, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”) with KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders from time to time parties to the Credit Agreement (the “Credit Facility”). Pursuant to the Credit Agreement, the aggregate total commitments under the Credit Facility were increased from $350,000 to $475,000. The Credit Facility consists of the “Revolving Credit Facility” providing revolving credit commitments in an aggregate amount of $200,000 and a term loan facility (the term loans funded under such commitments, the “Term Loan”) providing term loan commitments in an aggregate amount of $275,000 (increased from $150,000). On May 17, 2022, the Company entered into a First Amendment to Credit Agreement Regarding Incremental Term Loans (the “First Amendment”), amending the terms of the Credit Agreement primarily to draw an additional $300,000 to fund the acquisition of investment properties during May 2022 discussed in Note 4 – “Acquisitions.” The Credit Agreement provides the Company with the ability from time to time to increase the size of the Credit Facility up to a total of $1,200,000, subject to certain conditions.

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

At September 30, 2022, the Company had $102,000 outstanding under the Revolving Credit Facility and $575,000 outstanding under the Term Loan. At September 30, 2022, the interest rates on the Revolving Credit Facility and the Term Loan were 4.56% and 4.11%, respectively. As of September 30, 2022, the Company had a maximum amount of $98,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available. Although all of the amount available under the Revolving Credit Facility is available to pay off existing mortgages, due to the covenant limitations, the Company expects to have substantially less than all $98,000 available to draw or otherwise undertake additional debt as a result of, among other things, completing the aforementioned Transaction and increasing the amount of the Term Loan.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. At September 30, 2022, there were 46 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of September 30, 2022, the Company is in compliance with all financial covenants related to the Credit Facility as amended.

Mortgages Payable

The Company’s mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2022, the Company was current on all of its debt service payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of September 30, 2022, the weighted average years to maturity for the Company’s mortgages payable was 2.7 years. For mortgage loans maturing in the next twelve months, the Company intends to repay amounts due with cash flows from operating activities, cash on hand or proceeds available under the Revolving Credit Facility.

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

The following table summarizes the Company’s interest rate swap contracts outstanding as of September 30, 2022.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value at September 30, 2022
Assets
December 23, 2015	December 23, 2015	January 2, 2026	1-month LIBOR	2.30%	26,000	1,400
June 7, 2016	July 1, 2016	July 1, 2023	1-month LIBOR	1.42%	41,348	877
February 3, 2022	March 1, 2022	February 3, 2027	1-month Term SOFR	1.69%	90,000	7,657
February 3, 2022	March 1, 2022	February 3, 2027	1-month Term SOFR	1.85%	100,000	7,856
February 3, 2022	March 1, 2022	February 3, 2027	1-month Term SOFR	1.72%	85,000	7,185
May 17, 2022	June 1, 2022	February 3, 2027	1-month Term SOFR	2.71%	60,000	2,701
May 17, 2022	June 1, 2022	February 3, 2027	1-month Term SOFR	2.71%	60,000	2,684
May 17, 2022	June 1, 2022	February 3, 2027	1-month Term SOFR	2.71%	75,000	3,366
May 17, 2022	June 1, 2022	February 3, 2027	1-month Term SOFR	2.77%	55,000	2,356
					$592,348	$36,082

At September 30, 2022, the one-month LIBOR and the one-month term SOFR were 3.14% and 3.04%, respectively.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2022	2021	2022	2021
Effective portion of derivatives	$21,971	$(163)	$41,112	$740
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(21)	$2,132	$2,819	$5,839

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income was $8,721 and $5,876, for the three months ended September 30, 2022 and 2021, respectively. The total amount of interest expense presented on the consolidated statements of operations and comprehensive income was $21,394 and $17,719 for the nine months ended September 30, 2022 and 2021, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income (loss) is reported in interest expense on the consolidated statements of operations and comprehensive income. The amount that is expected to be reclassified from accumulated other comprehensive income (loss) into income in the next twelve months is $9,885.

NOTE 8 – DISTRIBUTIONS

In 2020, due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, during the second quarter the Company’s board of directors rescinded the distribution that was declared in the first quarter of 2020, and the Company did not resume declaring distributions until June 29, 2021.

The table below presents the distributions paid and declared during the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Distributions paid	$4,897	$4,886	$14,679	$4,886
Distributions declared	$4,902	$4,881	$14,694	$9,767

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss in the three and nine months ended September 30, 2022, 3,300 shares and 4,754 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net loss in the three and nine months ended September 30, 2021, 5,385 shares and 4,501 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 11 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units are issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares are included in common stock outstanding on the date of vesting. Restricted share units are included in common stock outstanding on the date they are transferred to the non-employee director or their beneficiary. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $15 and $52, in the aggregate, for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the Company had $45 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.4 years. The total fair value at the vesting date for restricted shares and restricted share units that vested during both the three and nine months ended September 30, 2022 was zero and $47, respectively. The total fair value at the vesting date for restricted shares and restricted share units that vested during the three and nine months ended September 30, 2021 was zero and $54, respectively.

A summary table of the status of the restricted shares and restricted share units is presented below:

	Restricted Shares	Restricted Share Units
Outstanding at December 31, 2021	8,108	252
Granted	—	4
Vested	(2,214)	(256)
Outstanding at September 30, 2022	5,894	—

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment as defined by GAAP, retail real estate, for the nine months ended September 30, 2022 and 2021.

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

On May 17, 2022, the Company acquired the IRPF Properties from the Seller, a fund managed by an affiliate of the Company’s sponsor and business manager. See Note 4 – "Acquisitions" for further information.

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2022 and 2021. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid amounts as of
		2022	2021	2022	2021	September 30, 2022	December 31, 2021
General and administrative reimbursements	(a)	$479	$351	$1,282	$1,063	$293	$209
Loan costs	(b)	$—	$—	$42	$—	$—	$—
Acquisition related costs	(c)	$—	$—	$19	$—	$—	$—

Real estate management fees		$1,393	$1,153	$3,753	$3,542	$—	$—
Property operating expenses		363	329	1,042	1,001	15	—
Construction management fees		22	—	37	5	24
Leasing fees		108	87	313	216	168	87
Total real estate management related costs	(d)	$1,886	$1,569	$5,145	$4,764	207	$87

Business management fees	(e)	$2,707	$2,239	$7,500	$6,709	$2,706	$2,241

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
(c)
The Business Manager and its related parties are reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets. All of the $19 related party acquisition costs incurred during the nine months ended September 30, 2022 are capitalized in the accompanying consolidated balance sheets. See Note 4 – "Acquisitions" for further information.
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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2022
Interest rate swap agreements - Other assets	$—	$36,082	$—	$36,082
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—
December 31, 2021
Interest rate swap agreements - Other assets	$—	$—	$—	$—
Interest rate swap agreements - Other liabilities	$—	$7,469	$—	$7,469

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

NOTE 15 – SUBSEQUENT EVENTS

In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to September 30, 2022 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.

Director Stock Awards

On November 8, 2022, the Company granted each of its four independent directors 1,188 restricted shares for a total of 4,752 restricted shares with a total value of $96. The restricted shares will vest in equal one-third increments on November 8, 2023, 2024 and 2025.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission on August 10, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the Securities and Exchange Commission on May 11, 2022 and in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 16, 2022, some of which are summarized below:

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
•
Market disruptions resulting from the economic effects of the COVID-19 pandemic adversely impacted many aspects of our operating results and financial condition, and ongoing or future disruptions from the pandemic, the war in Ukraine, increases in interest rates and supply chain shortage or otherwise may again adversely impact our results and financial condition, including our ability to service our debt obligations, borrow additional monies or pay distributions;
•
We have incurred net losses on a U.S. generally accepted accounting principles (“GAAP”) basis for the three and nine months ended September 30, 2022 and 2021 and for the year ended December 31, 2021;
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
•
There is no assurance our board of directors will pursue a listing or other liquidity event at any time in the future, particularly in light of uncertainties surrounding the COVID-19 pandemic, persistent high inflation and increasing interest rates;
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
•
The use of the internet by consumers to shop may continue to expand, and this expansion has likely been accelerated by the effects of the COVID-19 pandemic, which could result in a further downturn in the businesses of our current tenants in their “brick and mortar” locations and could affect their ability to pay rent and their demand for space at our retail properties; and
•
We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in credit markets of the United States from time to time, including disruptions and dislocations caused by the ongoing COVID-19 pandemic.

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

The following discussion and analysis relates to the three and nine months ended September 30, 2022 and 2021 and as of September 30, 2022 and December 31, 2021. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

On March 4, 2022, our board of directors determined an estimated per share net asset value of our common stock of $20.20 as of December 31, 2021, compared to the previous estimated value of $18.08 as of December 31, 2020. At September 30, 2022, we had total assets of $1.4 billion on our balance sheet and owned 52 properties located in 24 states containing 7.2 million square feet. On May 17, 2022, we acquired eight retail shopping center properties (the “IRPF Properties”) from certain subsidiaries of Inland Retail Property Fund, LP. The IRPF Properties are located across seven states and aggregate approximately 686,851 square feet. As seven of the eight properties are grocery-anchored, this acquisition increases our portfolio of grocery-anchored properties, which is our focus as described above. We acquired the IRPF Properties for an aggregate purchase price of $278 million, excluding closing costs. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. As of September 30, 2022, 88% of our annualized base rental income was generated from grocery-anchored or grocery shadow-anchored shopping centers. A grocery shadow-anchored shopping center is a shopping center which we own that is located near a grocery store that we do not own but that we believe generates traffic for our shopping center. The portfolio properties have staggered lease maturity dates. Grocery tenants accounted for 17% of our annualized base rent (“ABR”) as of September 30, 2022.

COVID-19 Pandemic

We continue to monitor the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our business and locations, including how it is impacting our tenants and vendors. The Company’s deferrals, modifications and rent abatements have proven effective helping our tenants endure the economic impacts of the pandemic. As of September 30, 2022, our deferred rent balance was $0.04 million, down from $0.4 million at December 31, 2021 and $4.5 million at December 31, 2020, due primarily to collections of such rent. As of September 30, 2022, except for one 1,144 square foot tenant, we have not received any notice of, and are not otherwise aware of any of our tenants being in bankruptcy, voluntarily or otherwise. Tenants with which we have agreed to defer rent have generally been paying both their regular rental obligations as well as the amounts of deferred rent during the three and nine months ended September 30, 2022. See Note 5 – “Leases” for additional information.

However, we are unable to predict with certainty the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties, including the effects of the Omicron variant and its sub-variants, or of the emergence and potential and actual spreading of any other variant of COVID-19 in the U.S. or any place from which our tenants may receive goods or services.

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

Inflation and Interest Rates

Inflationary pressures and rising interest rates could result in reductions in consumer spending and retailer profitability that impacts the Company’s ability to grow rents and tenant demand for new and existing store locations. Regardless of accelerating inflation levels, base rent under most of the Company’s long-term anchor leases will remain constant (subject to tenants’ exercise of renewal options at pre-negotiated rent increases) until the expiration of their lease terms. While many of these leases require tenants to pay their share of shopping center operating expenses (including common area maintenance, real estate tax and insurance expenses), the Company’s ability to collect the expense increases passed through to tenants is dependent on their ability to absorb and pay these increases. Inflation may also impact other aspects of the Company’s operating costs, including fees paid to service providers, the cost to complete redevelopments and build-outs of recently leased vacancies and interest rate costs relating to variable rate loans and refinancing of lower fixed-rate indebtedness. While the Company has not been significantly impacted by any of these items to date, no assurances can be provided that these inflationary pressures will not have a material adverse effect on the Company’s business in the future.

Company Update – Strategic Plan

The Company has a strategic plan that includes the goals of providing a future liquidity event to investors and creating long-term stockholder value. The strategic plan centers around owning a portfolio of grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team continually evaluates possibilities for the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. Of the Company’s 949 leasable spaces, there are 117 occupied non-grocery big box (anchor spaces of at least 10,000 square feet) and 6 vacant big box spaces in the portfolio as of October 31, 2022. We are not actively marketing any properties as of the date of this quarterly report on Form 10-Q. We believe increasing the size and profitability of the Company would enhance our ability to complete a successful liquidity event, and to that end, on May 17, 2022, we acquired eight retail shopping center properties, seven of which are grocery-anchored, from certain subsidiaries of Inland Retail Property Fund, LP, for approximately $278 million. We do not presently expect to have access to financing to acquire additional properties on terms and conditions that would be acceptable to us, but if such financing were to become available, we may seek and evaluate potential acquisitions and may, for example, opportunistically acquire a portfolio of retail properties that we believe complements our existing portfolio in terms of relevant characteristics such as tenant mix, demographics and geography and is consistent with our plan to own a portfolio substantially all of which is comprised of grocery-anchored or shadow-anchored properties. We may also consider other transactions, such as redeveloping certain of our properties or portions of certain of our properties, for example, big-box spaces, to repurpose them for alternative commercial or multifamily residential uses. We expect to consider liquidity events, including listing our common stock on a national securities exchange, but given our desire to opportunistically grow the portfolio, execute redevelopment opportunities, execute strategic sales and acquisitions and the complex factors surrounding our strategic decisions such as (i) changes in retail market conditions resulting from the effects of the COVID-19 pandemic (ii) the effects of competition from evolving internet businesses on the performance and financial condition of our tenants, (iii) the state of the commercial real estate market and financial markets, (iv) our ability to raise capital or borrow on terms that are acceptable to the Company in light of the use of the proceeds and (v) general economic conditions, among other factors, we do not know when we will complete a liquidity event. The timing of the completion of the strategic plan has already extended beyond our original expectations and cannot be predicted with certainty. There is no assurance that the Company will be able to successfully implement its strategic plan, for example by making strategic sales or purchases of properties or listing the Company’s common stock, within the timeframe we would prefer or at all.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of September 30, 2022
Number of properties	52
Purchase price	$1,624,667
Total square footage	7,167,822
Weighted average physical occupancy	93.7%
Weighted average economic occupancy	93.9%
Weighted average remaining lease term (years)	4.3

The table below presents information for each of our investment properties as of September 30, 2022.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	169,558	97.9%	100.0%	—	—
Park Avenue (a)	Little Rock, AR	79,131	66.7%	66.7%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	97.5%	97.5%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	95.0%	95.0%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	97.8%	97.8%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	70.3%	70.3%	—	—
Dogwood Festival (a)	Flowood, MS	187,468	81.2%	81.2%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	98.9%	98.9%	—	—
Harris Plaza (a)	Layton, UT	125,965	96.7%	96.7%	—	—
Dixie Valley (a)	Louisville, KY	119,981	84.8%	84.8%	—	—
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	94.9%	94.9%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	98.8%	98.8%	—	—
Harvest Square (a)	Harvest, AL	70,590	92.1%	92.1%	—	—
Heritage Square (a)	Conyers, GA	22,510	95.8%	95.8%	—	—
The Shoppes at Branson Hills (a)	Branson, MO	256,244	97.2%	97.2%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	100.0%	100.0%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	100.0%	100.0%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center (a)	Katy, TX	147,621	98.3%	98.3%	—	—
Eastside Junction (a)	Athens, AL	79,675	91.0%	91.0%	—	—
Fairgrounds Crossing (a)	Hot Springs, AR	155,127	100.0%	100.0%	—	—
Prattville Town Center (a)	Prattville, AL	168,842	100.0%	100.0%	—	—
Regal Court	Shreveport, LA	363,061	96.9%	96.9%	26,000	4.50%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza (a)	Jacksonville, NC	42,219	79.0%	79.0%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	89.7%	89.7%	—	—
White City (a)	Shrewsbury, MA	256,974	97.0%	97.0%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	94.7%	94.7%	—	—
Shoppes at Market Pointe (a)	Papillion, NE	253,903	96.3%	96.3%	—	—
Marketplace at El Paseo (a)	Fresno, CA	224,683	99.2%	100.0%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	88.3%	88.3%	17,165	4.25%
Milford Marketplace	Milford, CT	111,959	89.2%	89.2%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,763	91.7%	91.7%	76,533	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	90.5%	90.5%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	100.0%	100.0%	—	—
Marketplace at Tech Center (a)	Newport News, VA	210,505	74.9%	79.9%	—	—
Coastal North Town Center	Myrtle Beach, SC	304,662	95.3%	95.3%	41,348	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	100.0%	100.0%	—	—
Pentucket Shopping Center (a)	Plaistow, NH	198,469	98.0%	98.0%	—	—
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
New Town (a)	Owings Mill, MD	117,593	47.0%	47.0%	—	—
Olde Ivy Village (a)	Smyrna, GA	46,500	93.7%	93.7%	—	—
Northpark Village Square (a)	Santa Clarita, CA	87,103	97.2%	97.2%	—	—
Lower Makefield Shopping Center (a)	Lower Makefield, PA	74,953	94.9%	94.9%	—	—
Denton Village (a)	Denton, TX	48,280	100.0%	100.0%	—	—
Rusty Leaf Plaza (a)	Orange, CA	59,188	95.7%	95.7%	—	—
Northville Park Place (a)	Northville, MI	78,421	100.0%	100.0%	—	—
CityPlace (a)	Woodbury, MN	174,813	98.5%	98.5%	—	—
Portfolio total		7,167,822	93.7%	93.9%	$179,773	3.78%
(a)
Property is included in the pool of unencumbered properties under our Credit Facility.
(b)
Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of September 30, 2022.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	5	$4,735	4.3%	$15.99	296,150	4.1%
The TJX Companies, Inc.	13	3,436	3.1%	10.44	329,067	4.6%
Albertsons/Jewel/Shaw's	2	2,436	2.2%	19.05	127,892	1.8%
Ulta Salon, Cosmetics & Fragrance Inc.	11	2,428	2.2%	21.88	110,958	1.5%
Amazon/Whole Foods Market Group, Inc.	3	2,340	2.1%	20.27	115,410	1.6%
Ross Dress for Less, Inc.	10	2,340	2.1%	8.93	262,080	3.7%
Sprouts Farmers Market, LLC	4	2,159	2.0%	19.09	113,092	1.6%
PetSmart	7	2,032	1.8%	14.67	138,578	1.9%
Dicks Sporting Goods, Inc.	4	2,012	1.8%	11.13	180,766	2.5%
LA Fitness (Fitness International)	2	1,966	1.8%	21.94	89,600	1.3%
Top ten tenants	61	$25,884	23.4%	$14.68	1,763,593	24.6%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at September 30, 2022.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,410,724	20.9%	10.6%
Grocery	1,290,044	19.2%	16.5%
Home Goods	926,402	13.8%	7.4%
Lifestyle, Health Clubs, Books & Phones	825,355	12.3%	15.8%
Restaurant	642,522	9.5%	18.4%
Apparel & Accessories	430,507	6.4%	8.4%
Consumer Services, Salons, Cleaners, Banks	358,252	5.3%	9.4%
Pet Supplies	256,913	3.8%	4.0%
Health, Doctors & Health Foods	213,883	3.2%	5.4%
Sporting Goods	205,596	3.0%	2.3%
Other	173,194	2.6%	1.8%
Total	6,733,392	100.0%	100.0%

The following table sets forth a summary, as of September 30, 2022, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	49%	5.6
Junior Box	5,000-9,999	13%	4.3
Small Shop	Less than 5,000	38%	2.8
Total		100%	4.3

Lease Expirations

The following table sets forth a summary, as of September 30, 2022, of lease expirations scheduled to occur during the remainder of 2022 and each of the calendar years from 2023 to 2031 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to September 30, 2022. Annualized base rent represents the rent in-place of the applicable property at September 30, 2022. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $100,589 or $19.06 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2022 (including month-to-month)	61	211,344	3.1%	$3,080	2.8%	$14.57
2023	106	607,333	9.0%	9,866	8.9%	16.25
2024	126	856,242	12.7%	16,079	14.6%	18.78
2025	138	871,725	13.0%	17,527	15.9%	20.11
2026	107	593,662	8.8%	10,967	9.9%	18.47
2027	115	901,123	13.4%	16,002	14.5%	17.76
2028	56	958,235	14.3%	10,629	9.6%	11.09
2029	23	234,490	3.5%	3,375	3.1%	14.39
2030	24	237,783	3.5%	4,471	4.0%	18.80
2031	20	191,813	2.8%	3,615	3.3%	18.85
Thereafter	58	1,069,642	15.9%	14,754	13.4%	13.79
Leased Total	834	6,733,392	100.0%	$110,365	100.0%	$16.39

Liquidity and Capital Resources

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on mortgage loans and Credit Facility	•	Cash receipts from our tenants
•	Property operating expenses	•	Sale of shares through the DRP
•	General and administrative expenses	•	Proceeds from new or refinanced mortgage loans
•	Distributions to stockholders	•	Borrowing on our Credit Facility
•	Fees payable to our Business Manager and Real Estate Manager	•	Proceeds from sales of real estate (if any)*
•	Repurchases of shares under the SRP	•	Proceeds from issuance of securities (if any) other than through the DRP*
•	Acquisitions of real estate directly or through joint ventures
•	Capital expenditures, tenant improvements and leasing commissions
•	Redevelopments of entire properties or certain spaces within our properties*

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

At September 30, 2022, we had $102 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. At September 30, 2022 the interest rates on the Revolving Credit Facility and the Term Loan were 4.56% and 4.11%, respectively. On February 3, 2022, we extended the Revolving Credit Facility maturity date to February 3, 2026 plus a twelve month extension, at the Company’s option. We also increased the Term Loan outstanding balance to $275 million which now matures on February 3, 2027. On May 17, 2022, we amended our Credit Agreement to increase the size of the Term Loan by $300 million to $575 million and modify several covenants in each case to fund our acquisition of a portfolio of eight retail shopping center properties from Inland Retail Property Fund, LP, a Delaware limited partnership. As of November 9, 2022, we had $98 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants, of the Credit Agreement that governs the Credit Facility. Although $98 million is the maximum available, covenant limitations affect what we can actually draw, and we expect to have substantially less than $98 million actually available to draw or otherwise undertake as additional debt as a result of, among other things, completing the aforementioned acquisition of the eight properties and increasing the amount of the Term Loan. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would shrink availability under the Credit Facility.

As of September 30, 2022, we had total debt outstanding of $857 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 4.09% per annum. As of September 30, 2022, the weighted average years to maturity for our debt was 3.9 years. As of September 30, 2022 and December 31, 2021, our borrowings were 53% and 44%, respectively, of the purchase price of our investment properties. At September 30, 2022 our cash and cash equivalents balance was $9.2 million.

As of November 9, 2022, in the next twelve months, we have one mortgage loan maturing with an aggregate principal balance of $41.3 million, which we intend to repay with cash flows from operating activities or by drawing on the Revolving Credit Facility.

During the nine months ended September 30, 2022, we repurchased $2.7 million of shares of common stock.

We delayed making non-essential capital improvements and other non-essential capital expenditures at our properties at the onset of the pandemic in 2020 and into 2021, where possible, to preserve cash and expect to continue to delay non-essential capital expenditures until they become essential or until the risk of adverse effects of the COVID-19 pandemic on our tenants subsides and there is clarity on our tenants’ ability and willingness to pay rent and meet other lease obligations and, ultimately, on the performance of our shopping centers. As we have seen rent collections increasing during 2021 and into 2022, we have been funding capital expenditures at our properties, and we do not expect the prior delay in making these capital expenditures to have any material effect on our tenants or our ability to lease space. In the nine months ended September 30, 2022, we spent $3.8 million (99%) more on capital expenditures than we did in the nine months ended September 30, 2021. Additionally, we do not anticipate a material effect on our liquidity from returning to pre-pandemic levels of capital expenditures, assuming the businesses of our tenants negatively affected by the COVID-19 pandemic continue to improve or they otherwise pay their rent and fulfill their obligations under their leases.

As of September 30, 2022, we have paid all interest and principal amounts when due, and are in compliance with all financial covenants under the Credit Facility as amended.

Cash Flow Analysis

	Nine Months Ended September 30,		Change
	2022	2021	2022 vs. 2021
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$40,322	$36,464	$3,858
Net cash flows used in investing activities	$(285,763)	$(3,869)	$(281,894)
Net cash flows provided by (used in) financing activities	$241,752	$(32,321)	$274,073

Operating activities

The increase in cash from operating activities during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the fact that during the nine months ended September 30, 2021, we paid amounts due to the business manager for the third quarter of 2020 business management fees that had been deferred by the business manager and an increase in prepaid rent during the nine months ended September 30, 2022.

Investing activities

	Nine Months Ended September 30,		Change
	2022	2021	2022 vs. 2021
	(Dollar amounts in thousands)
Purchase of investment properties	$(277,849)	$—	$(277,849)
Capital expenditures	(7,693)	(3,869)	(3,824)
Other assets	(221)	—	(221)
Net cash used in investing activities	$(285,763)	$(3,869)	$(281,894)

The increase in cash used for investing activities during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the acquisition of the IRPF Properties.

Financing activities

	Nine Months Ended September 30,		Change
	2022	2021	2022 vs. 2021
	(Dollar amounts in thousands)
Total changes related to debt	$253,916	$(27,435)	$281,351
Proceeds from the distribution reinvestment plan, net of shares repurchased	2,742	—	2,742
Distributions paid	(14,679)	(4,886)	(9,793)
Early termination of interest rate swap agreements, net	(227)	—	(227)
Net cash provided by (used in) financing activities	$241,752	$(32,321)	$274,073

During the nine months ended September 30, 2022, changes in total debt increased $281.4 million from the nine months ended September 30, 2021 primarily due to an increase of $300 million under our term loan that is part of our credit facility and the use of proceeds from the term loan for the acquisition of the IRPF Properties. During the nine months ended September 30, 2022, we generated proceeds from the sale of shares pursuant to the DRP of $5.5 million. For the nine months ended September 30, 2022, share repurchases were $2.7 million. During the nine months ended September 30, 2022, we paid $14.7 million in distributions. The DRP and the SRP were both reinstated during the second half of 2021.

Distributions

Distributions when declared are paid quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the nine months ended September 30, 2022 and 2021 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Nine Months Ended September 30,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operations
2022	$14,694	$0.406800	$9,194	$5,485	$14,679	$40,322
2021	$9,767	$0.271200	$3,000	$1,886	$4,886	$36,464

(1)
Distributions were funded by cash flow from operating activities and cash on hand during the nine months ended September 30, 2022.

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

Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2022 and 2021. Dollar amounts are stated in thousands.

We generate primarily all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented. A total of 44 investment properties that were acquired on or before January 1, 2021 represent our “same store” properties during the three and nine months ended September 30, 2022 and 2021. “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2021. For the three and nine months ended September 30, 2022, eight properties that were acquired on May 17, 2022 constituted non-same store properties.

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

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three and nine months ended September 30, 2022 and 2021, along with a reconciliation to net loss, calculated in accordance with GAAP.

Comparison of the three months ended September 30, 2022 and September 30, 2021

	Total			Same Store			Non-Same Store
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2022	2021	Change	2022	2021	Change	2022	2021	Change
Rental income	$35,312	$29,519	$5,793	$29,487	$29,519	$(32)	$5,825	$—	$5,825
Other property income	84	60	24	38	60	(22)	46	—	46
Total income	$35,396	$29,579	$5,817	$29,525	$29,579	$(54)	$5,871	$—	$5,871

Property operating expenses	$6,299	$4,839	$1,460	$5,303	$4,839	$464	$996	$—	$996
Real estate tax expense	4,721	3,784	937	3,569	3,784	(215)	1,152	—	1,152
Total property operating expenses	$11,020	$8,623	$2,397	$8,872	$8,623	$249	$2,148	$—	$2,148

Property net operating income	$24,376	$20,956	$3,420	$20,653	$20,956	$(303)	$3,723	$—	$3,723

Straight-line income (expense), net	$178	$(247)	$425
Amortization of intangibles and lease incentives	241	126	115
General and administrative expenses	(1,294)	(1,169)	(125)
Business management fee	(2,707)	(2,239)	(468)
Depreciation and amortization	(14,979)	(12,110)	(2,869)
Interest expense	(8,721)	(5,876)	(2,845)
Interest and other (expense) income	6	—	6
Net loss	$(2,900)	$(559)	$(2,341)

Net loss. Net loss was $2,900 and $559 for the three months ended September 30, 2022 and 2021, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended September 30, 2022 with the results of the same investment properties owned during the three months ended September 30, 2021, property net operating income decreased $303, total property income decreased $54, and total property operating expenses including real estate tax expense increased $249.

The decrease in “same store” total property income is primarily due to a decrease in recovery income due to a lower recovery percentage and an increase in property operating expenses during the three months ended September 30, 2022.

“Non-same store” total property net operating income increased $3,723 during the three months ended September 30, 2022 as compared to 2021. The increase is a result of acquiring eight properties on May 17, 2022. On a “non-same store” basis, total property income increased $5,871 and total property operating expenses increased $2,148 during the three months ended September 30, 2022 as compared to 2021 as a result of this acquisition.

Straight-line income (expense), net. Straight-line income (expense), net increased $425 in 2022 compared to 2021. This increase is primarily due to lower rent abatements during the three months ended September 30, 2022 partially offset by the acquisition of eight properties on May 17, 2022.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives increased $115 in 2022 compared to 2021. The increase is primarily due to the acquisition of IRPF Properties.

General and administrative expenses. General and administrative expenses increased $125 in 2022 compared to 2021. The increase is primarily due to higher legal and professional fees during the three months ended September 30, 2022.

Business management fee. Business management fees increased $468 in 2022 compared to 2021. The increase is primarily due to the acquisition of IRPF Properties.

Depreciation and amortization. Depreciation and amortization increased $2,869 in 2022 compared to 2021. The increase is primarily due to the acquisition of eight properties on May 17, 2022, partially offset by fully amortized assets in 2022 compared to 2021.

Interest expense. Interest expense increased $2,845 in 2022 compared to 2021. The increase is primarily due to an increase in average debt outstanding driven by the acquisition of IRPF Properties, as well as rising interest rates.

Interest and other income. Interest and other income increased $6 in 2022 compared to 2021.

Comparison of the nine months ended September 30, 2022 and September 30, 2021

	Total			Same Store			Non-Same Store
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change	2022	2021	Change
Rental income	$95,924	$88,340	$7,584	$87,305	$88,340	$(1,035)	$8,619	$—	$8,619
Other property income	164	170	(6)	101	170	(69)	63	—	63
Total income	$96,088	$88,510	$7,578	$87,406	$88,510	$(1,104)	$8,682	$—	$8,682

Property operating expenses	$17,235	$15,214	$2,021	$15,891	$15,214	$677	$1,344	—	$1,344
Real estate tax expense	12,694	11,132	1,562	10,942	11,132	(190)	1,752	—	1,752
Total property operating expenses	$29,929	$26,346	$3,583	$26,833	$26,346	$487	$3,096	$—	$3,096

Property net operating income	$66,159	$62,164	$3,995	$60,573	$62,164	$(1,591)	$5,586	$—	$5,586

Straight-line income (expense), net	$(96)	$(384)	$288
Intangible amortization and inducement	715	412	303
General and administrative expenses	(4,057)	(3,400)	(657)
Business management fee	(7,500)	(6,709)	(791)
Depreciation and amortization	(40,622)	(36,783)	(3,839)
Interest expense	(21,394)	(17,719)	(3,675)
Interest and other income	5	86	(81)
Net loss	$(6,790)	$(2,333)	$(4,457)

Net loss. Net loss was $6,790 and $2,333 for the nine months ended September 30, 2022 and 2021, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties during the nine months ended September 30, 2022 with the results of the same investment properties owned during the nine months ended September 30, 2021, property net operating income decreased $1,591, total property income decreased $1,104, and total property operating expenses including real estate tax expense increased $487.

The decrease in “same store” total property income is primarily due to a decrease in recovery income due to a lower recovery percentage during the nine months ended September 30, 2022.

“Non-same store” total property net operating income increased $5,586 during 2022 as compared to 2021. The increase is a result of acquiring eight retail properties on May 17, 2022. On a “non-same store” basis, total property income increased $8,682 and total property operating expenses increased $3,096 during the nine months ended September 30, 2022 as compared to 2021 as a result of this acquisition.

Straight-line income (expense), net. Straight-line income (expense), net increased $288 in 2022 compared to 2021. This increase is primarily due to the acquisition of eight properties on May 17, 2022, partially offset by lower rent abatements during the nine months ended September 30, 2022.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives increased $303 in 2022 compared to 2021. The increase is primarily due to the acquisition of IRPF Properties.

General and administrative expenses. General and administrative expenses increased $657 in 2022 compared to 2021. The increase is primarily due to higher legal and professional fees during the nine months ended September 30, 2022.

Business management fee. Business management fees increased $791 in 2022 compared to 2021. The increase is primarily due to the acquisition of IRPF Properties.

Depreciation and amortization. Depreciation and amortization increased $3,839 in 2022 compared to 2021. The increase is primarily due to the acquisition of eight properties on May 17, 2022, partially offset by fully amortized assets in 2022 compared to 2021.

Interest expense. Interest expense increased $3,675 in 2022 compared to 2021. The increase is primarily due to an increase in average debt outstanding driven by the acquisition of IRPF Properties, as well as rising interest rates.

Interest and other income. Interest and other income decreased $81 in 2022 compared to 2021. The decrease is primarily due to a decrease in non-operating income.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the nine months ended September 30, 2022. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	74	594,275	$14.89	$14.89	—	4.9	$0.72
Comparable New Leases	4	6,031	$29.59	$25.86	14.4%	6.3	$22.41
Non-Comparable New and Renewal Leases (a)	48	216,222	$14.94	N/A	N/A	7.7	$10.18
Total	126	816,528

(a)
Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rent amounts and leases signed where the previous and current lease do not have similar lease structures.

Non-GAAP Financial Measures

Accounting for real estate assets in accordance with GAAP assumes the value of real estate assets is reduced over time due primarily to non-cash depreciation and amortization expense. Because real estate values may rise and fall with market conditions, operating results from real estate companies that use GAAP accounting may not present a complete view of their performance. We use Funds from Operations, or “FFO”, a widely accepted metric to evaluate our performance. FFO provides a supplemental measure to compare our performance and operations to other REITs. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or “NAREIT”, has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT. On November 7, 2018, NAREIT’s Executive Board approved the White Paper restatement, effective December 15, 2018. The purpose of the restatement was not to change the fundamental definition of FFO but to clarify existing guidance. The restated definition of FFO by NAREIT is net income (loss) computed in accordance with GAAP, excluding depreciation and amortization related to real estate, excluding gains (or losses) from sales of certain real estate assets, excluding impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate and excluding gains and losses from change in control. We have adopted the restated NAREIT definition for computing FFO. Previously presented periods were not impacted.

Under GAAP, acquisition related costs are treated differently if the acquisition is a business combination or an asset acquisition. An acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and acquisition related costs will be capitalized rather than expensed when incurred. Publicly registered, non-listed REITs typically engage in a significant amount of acquisition activity in the early years of their operations, and thus incur significant acquisition related costs, during these initial years. Although other start up entities may engage in significant acquisition activity during their initial years, publicly registered, non-listed REITs are unique in that they typically have a limited timeframe during which they acquire a significant number of properties and thus incur significant acquisition related costs. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives, or “IPA”, an industry trade group, published a standardized measure known as Modified Funds from Operations, or “MFFO”, which the IPA has promulgated as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year-over-year, both before and after we have deployed all of our Offering proceeds and are no longer incurring a significant amount of acquisition fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

MFFO excludes expensed costs associated with investing activities, some of which are acquisition related costs that affect our operations only in periods in which properties are acquired, and other non-operating items that are included in FFO, such as straight-lining of rents as required by GAAP. By excluding costs that we consider more reflective of acquisition activities and other non-operating items, the use of MFFO provides another measure of our operating performance once our portfolio is stabilized. Because MFFO may be a recognized measure of operating performance within the non-listed REIT industry, MFFO and the adjustments used to calculate it may be useful in order to evaluate our performance against other non-listed REITs. Like FFO, MFFO is not equivalent to our net income or loss as determined under GAAP, as detailed in the table below, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to acquire a significant amount of properties. MFFO should only be used as a measurement of our operating performance while we are acquiring a significant amount of properties because it excludes, among other things, acquisition costs incurred during the periods in which properties were acquired.

We believe our definition of MFFO, a non-GAAP measure, is consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the “Practice Guideline,” issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to straight-line rents and amortization of above and below market lease assets and liabilities, accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.

Our presentation of FFO and MFFO may not be comparable to other similarly titled measures presented by other REITs. We believe that the use of FFO and MFFO provides a more complete understanding of our operating performance to stockholders and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs. Neither FFO nor MFFO is intended to be an alternative to “net income” or to “cash flows from operating activities” as determined by GAAP as a measure of our capacity to pay distributions. Management uses FFO and MFFO to compare our operating performance to that of other REITs and to assess our operating performance.

Our FFO and MFFO for the nine months ended September 30, 2022 and 2021 are calculated as follows:

		Nine Months Ended September 30,
		2022	2021
		(Dollar amounts in thousands)
	Net loss	$(6,790)	$(2,333)
Add:	Depreciation and amortization related to investment properties	40,622	36,783
	Funds from operations (FFO)	33,832	34,450

Less:	Amortization of acquired market lease intangibles, net	(798)	(488)
	Straight-line income (expense), net	96	384
	Modified funds from operations (MFFO)	$33,130	$34,346

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our September 30, 2022 Notes to Consolidated Financial Statements in Item 1.

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

As of September 30, 2022, we had outstanding debt of $856.8 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 3.17% to 4.56% per annum. The weighted average interest rate was 4.09%, which includes the effect of interest rate swaps. As of September 30, 2022, the weighted average years to maturity for our mortgages and credit facility payable was 3.9 years.

As of September 30, 2022, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $112.5 million and a fair value of $101.8 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $2.9 million at September 30, 2022. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $3.0 million at September 30, 2022.

As of September 30, 2022, we had $152 million of debt or 17.8% of our total debt, excluding mortgage premium and unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 4.56% per annum. We had variable rate debt subject to swap agreements of $592.3 million, or 69.1% of our total debt, excluding mortgage premium and unamortized debt issuance costs, at September 30, 2022.

If interest rates on all debt which bears interest at variable rates as of September 30, 2022 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.5 million annually. If interest rates on all debt which bears interest at variable rates as of September 30, 2022 decreased by 1% (100 basis points), interest expense would increase earnings and cash flows by the same amount.

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

In July 2017, the Financial Conduct Authority, the authority which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the SOFR as its preferred alternative to LIBOR in derivatives and other financial contracts. Subsequently, in November 2020, the Intercontinental Exchange (“ICE”) Benchmark Administration Limited (“IBA”), the administrator of LIBOR, announced that it would consult on its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021 and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. We are not able to predict exactly when LIBOR may be limited or discontinued or when there will be sufficient liquidity in the SOFR market. While we expect the tenors of LIBOR that are relevant to the Company to be available in substantially its current form through June 30 2023, it is possible that one or more of such LIBOR tenors will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding the transition to LIBOR, could adversely affect us. We are monitoring and evaluating the risks related to potential changes in LIBOR availability, which include potential changes in interest paid on debt and amounts received and paid on interest rate swaps. In addition, the value of debt or derivative instruments tied to LIBOR could also be impacted when LIBOR is limited or discontinued, and contracts must be transitioned to a new alternative rate. In some instances, transitioning to an alternative rate may require negotiation with lenders and other counterparties and could present challenges. The consequences of these developments cannot be entirely predicted and could include an increase in the cost of our variable rate debt.

On February 3, 2022, we refinanced our Credit Facility, and the interest rate benchmark used in this agreement has changed from LIBOR to SOFR.

Derivatives

For information related to our derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our September 30, 2022 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022.

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

Our board of directors has amended and restated the SRP primarily to accommodate requests for Exceptional Repurchases the deadline for which overlapped with the aforementioned suspension of the SRP. Pursuant to the Fourth SRP, any written request for treatment as an Exceptional Repurchase due to the death or qualifying disability of an owner that occurred between June 1, 2019 and May 31, 2020 (inclusive) was timely received by us if received by January 31, 2022, and any written request for treatment as an Exceptional Repurchase due to the death or qualifying disability of an owner that occurred between June 1, 2020 and July 31, 2021, (inclusive) was timely received by us if received by July 31, 2022.

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended September 30, 2022.

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 2022	1,973,529	56,155	$16.16	$907	56,155	1,625,601
August 2022	—	—	—	—	—	1,625,601
September 2022	—	—	—	—	—	1,625,601
Total	1,973,529	56,155	$16.16	$907	56,155
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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	November 9, 2022

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	November 9, 2022