Form 10-K
period 2022-12-31
Inland Real Estate Income Trust, Inc.
filed 2023-03-23
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established public market for the registrant’s shares of common stock. As of March 22, 2023, there were 36,226,045 shares of the registrant’s common stock outstanding.

Auditor Name: KPMG LLP Auditor Location: Chicago, IL Auditor Firm ID: 185

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

Risks Related to Our Business

•
We have incurred net losses on a basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for the years ended December 31, 2022, 2021 and 2020 and may incur such net losses in the future, which has had and could in the future have an adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders.
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
•
We may not be able to successfully implement our strategic plan, and it is not clear if or when we will complete a liquidity event.
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
•
The spread of the novel coronavirus (COVID-19) at various times and in various locations throughout the U.S., and its future impacts are uncertain and hard to measure, but it has had material adverse effects on our business, and these effects may recur and could be more severe, depending in part on the effectiveness of vaccinations and treatments and the willingness and ability of people to be vaccinated and treated, the severity and duration of the pandemic in the U.S. and its immediate and lingering economic effects.

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
•
Tenant bankruptcies, particularly tenants that occupy multiple spaces at our properties, may have material adverse effects on us.
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
•
We have a classified board, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

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

At December 31, 2022, we owned 52 retail properties, totaling 7.2 million square feet. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. At December 31, 2022, grocery-anchored or grocery shadow-anchored shopping center properties represented 88% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center near a grocery store that we do not own and is not a part of our shopping center but generates traffic for our shopping center. At December 31, 2022, our portfolio had weighted average physical and economic occupancy of 93.0% and 93.5%, respectively. As of December 31, 2022, 2021 and 2020, annualized base rent (“ABR”) per square foot averaged $19.10, $17.79 and $18.00, respectively, for all properties owned. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, including the effect of any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. Annualized base rent including ground leases averaged $16.42, $15.04 and $15.29 as of December 31, 2022, 2021 and 2020, respectively.

The Company has a strategic plan that includes the goals of providing future liquidity to investors and creating long-term stockholder value. The strategic plan is targeted toward owning a portfolio substantially all of which would be comprised of grocery-anchored properties with lower exposure to big box retailers. Of our 951 leasable spaces, there are 123 non-grocery big box (anchor spaces of at least 10,000 square feet) in the portfolio, and of those seven are vacant, and one is dark (meaning that the tenant is still obligated by their lease to pay rent but has vacated the space and left it unused) as of February 28, 2023. Consistent with the strategic plan, we sold three properties in January 2020 for aggregate net proceeds of approximately $37.2 million. At the time, we used the proceeds to pay down our revolving credit facility. For discussions of these sales, see Note 5 – “Dispositions” included in our December 31, 2022 Notes to Consolidated Financial Statements in Item 15.

Our management team and our board continually evaluate possibilities for the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. We are not actively marketing any properties as of the date of this annual report on Form 10-K. We believe increasing our size and profitability would enhance our ability to complete a successful liquidity event, and to that end, on May 17, 2022, we acquired eight retail shopping center properties, seven of which are grocery-anchored, from certain subsidiaries of Inland Retail Property Fund, LP, for approximately $278 million. We do not presently expect to have access to the capital and financing to acquire additional properties on terms and conditions that would be acceptable to us, but if such capital and financing were to become available, we may seek and evaluate potential acquisitions and may opportunistically acquire retail properties that we believe complement our existing portfolio in terms of relevant characteristics such as tenant mix, demographics and geography and are consistent with our plan to own a portfolio substantially all of which is comprised of grocery-anchored or shadow-anchored properties. We may also consider other transactions, such as redeveloping certain of our properties or portions of certain of our properties, for example, big-box spaces, to repurpose them for alternative commercial or multifamily residential uses. We expect to consider liquidity events, such as listing our common stock on a national securities exchange, but given our desire to opportunistically grow the portfolio, execute redevelopment opportunities, execute strategic sales and acquisitions and the complex factors surrounding our strategic decisions such as (i) changes in retail market conditions resulting from the effects of the COVID-19 pandemic, (ii) the effects of competition from evolving internet businesses on the performance and financial condition of our tenants, (iii) the state of the commercial real estate market and financial markets, (iv) our ability to raise capital or borrow on terms that are acceptable to the Company in light of the use of the proceeds and (v) general economic conditions, among other factors, we do not know when we will complete a liquidity event. The timing of the completion of the strategic plan has already extended beyond our original expectations and cannot be predicted with certainty. There is no assurance that the Company will be able to successfully implement its strategic plan, for example by making strategic sales or purchases of properties or listing the Company’s common stock, within any timeframe we might prefer or at all.

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

The price per share for shares of common stock purchased under the DRP is equal to the Estimated Per Share NAV unless and until the shares become listed for trading. On March 4, 2022, we reported an estimated per share NAV of $20.20 and on March 6, 2023, we reported a new Estimated Per Share NAV of $19.86. Beginning with the first quarter 2023 distributions payable in April, shares sold through the DRP will be issued at a price equal to $19.86 until we update the Estimated Per Share NAV in 2024.

Distributions reinvested through the DRP were $7.3 million, $3.7 million and $4.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Repurchases through the SRP were $3.6 million, $2.8 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Segment Data

We currently view our real estate portfolio as one reportable segment in accordance with GAAP. Accordingly, we did not report any other segment disclosure for the years ended December 31, 2022, 2021 and 2020. For information related to our business segment, reference is made to Note 12 – “Segment Reporting” which is included in our December 31, 2022 Notes to Consolidated Financial Statements in Item 15.

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

Regulations - Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments and foreign governments at various levels. Compliance with existing environmental laws has not had a material adverse effect on our capital expenditures, competitive position, financial condition or results of operations, and management does not believe it will have such an impact in the future. We cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we own an interest, or on properties that may be acquired directly or indirectly in the future. We do not believe that our existing portfolio as of December 31, 2022 will require us to incur material capital expenditures for environmental control facilities.

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

We have incurred net losses on a basis in accordance with GAAP for the years ended December 31, 2022, 2021 and 2020 and may incur such net losses in the future that could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders.

We have incurred net losses on a GAAP basis for the years ended December 31, 2022, 2021 and 2020 of $12.6 million, $2.5 million and $10.4 million, respectively and future net losses could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders.

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

Funding distributions from the proceeds of our DRP, borrowings or asset sales would result in us having fewer funds available to acquire properties or other real estate-related investments. Likewise, funding distributions from the sale of additional securities, including shares issued under the DRP, would dilute our stockholders interest in us on a percentage basis and may impact the value of the investment, especially if we sell these securities at prices less than the price our stockholders paid for their shares. As a result, the return our stockholders realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. A decrease in the level of stockholder participation in the DRP could have an adverse impact on our ability to fund distributions and other operating and capital needs. There is no assurance we will continue to generate sufficient cash flow from operations to cover distributions. If these sources are not available or are not adequate, our board may have to consider reducing or eliminating distributions.

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

On March 6, 2023, we announced an Estimated Per Share NAV of our common stock as of December 31, 2022 equal to $19.86 per share. To assist our board of directors in establishing the Estimated Per Share NAV, we engaged a third party specializing in providing real estate financial services. As with any methodology used to estimate value, the methodology employed by this third party was based upon a number of estimates and assumptions that may not have been accurate or complete. Further, different parties using different assumptions and estimates could have derived a different estimated per share net asset value, which could be significantly different from our Estimated Per Share NAV. The Estimated Per Share NAV will fluctuate over time and does not represent: (i) the price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares, (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities or (iv) the price a third party would pay to acquire our Company.

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

We may not be able to successfully implement the strategic plan and it is not clear if or when we will complete a liquidity event.

There is no assurance that we will be able to sell assets at acceptable prices and redeploy proceeds from properties sold to acquire suitable investments on financially attractive terms, if at all. As part of the strategic plan, we sold 12 properties during the year ended December 31, 2019 and three additional properties in January 2020 and used the proceeds to pay down the Company’s revolving credit facility, as opposed to investing the proceeds in new properties. In addition to selling and buying properties, we also expect to evaluate the possibility of redevelopment of certain of our assets as part of the strategic plan. As described in a separate risk factor herein, redeveloping assets presents additional uncertainties including, among other things, the cost to redevelop and the amount and timing of returns generated by redevelopment. There can be no assurance that we will be able to successfully implement the strategic plan or that the execution of the strategic plan will positively impact the value of our common stock. The adverse effects of the COVID-19 pandemic, high inflation and high interest rates on the economy and the retail commercial real estate market could delay any additional material asset purchases or sales and the execution of a liquidity event. We cannot provide any assurance that we will be able to sell properties, issue new securities or further increase our borrowings to raise capital when we would like, for example, to increase the proportion of grocery-anchored or shadow-anchored properties or increase the size of our portfolio of properties, or under terms that would be acceptable to us considering factors such as the anticipated use of the proceeds. The strategic plan may evolve or change over time, for example in light of any unexpected developments with the COVID-19 pandemic or the high rate of inflation and measures taken to control it, and there is no assurance we will be able to successfully achieve our board’s objectives under the strategic plan, including increasing the size of our portfolio, making strategic sales or purchases of properties or completing a liquidity event, within any timeframe we might expect or would prefer or at all. The timing of the execution of the strategic plan has already extended beyond our original expectations and cannot be predicted with certainty.

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

We rely on IREIC and its affiliates and subsidiaries to manage and conduct our operations. Any material adverse change in IREIC’s financial condition or our relationship with IREIC could have a material adverse effect on our business and ability to achieve our investment objectives, and we may incur substantial costs if we decide to terminate this relationship.

We depend on IREIC and its affiliates and subsidiaries to manage and conduct our operations. IREIC, through one or more of its subsidiaries, owns and controls our Business Manager and Real Estate Manager, and we would incur substantial costs to terminate our business management agreement with our Business Manager, which would include our Business Manager’s right to be paid the amount of its business management fee in one lump sum for the remainder of the term ending on March, 31, 2027, in addition to any incentive fee to which the Business Manager might be entitled in the event of Qualifying Internalization as defined in the business management agreement. IREIC has sponsored numerous public and private programs and through its affiliates or subsidiaries has provided offering, asset, property and other management and ancillary services to these entities. From time to time, IREIC or the applicable affiliate or subsidiary has waived or deferred fees or made capital contributions to support these public or private programs and may again waive or defer fees or make capital contributions in the future. Further, IREIC and its affiliates or subsidiaries may from time to time be parties to litigation or other claims arising from sponsoring these entities or providing these services. As such, IREIC and these other entities may incur costs, liabilities or other expenses arising from litigation or claims that are either not reimbursable or not covered by insurance. Future waivers or deferrals of fees, additional capital contributions or costs, liabilities or other expenses arising from litigation or claims could have a material adverse effect on IREIC’s financial condition and ability to fund our Business Manager or Real Estate Manager to the extent necessary.

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

Our board may decide that we should pursue an internalization by hiring our own group of executives and other employees or entering into an agreement with a third party, such as a merger, instead of by transitioning the services performed by, and hiring the persons providing services for, our Business Manager. The costs that we would incur in this case are uncertain and may be substantial and will include our Business Manager’s right to be paid the amount of its business management fee in one lump sum for the remainder of the term ending on March, 31, 2027, in addition to any incentive fee to which the Business Manager might be entitled in the event of Qualifying Internalization as defined in the business management agreement, and we would lose the benefit of the experience of our Business Manager.

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

A sustained disruption in the U.S. economy and reduced consumer spending, including reduced consumer activity at brick-and-mortar commercial establishments, due to the prolonged existence and threat of the COVID-19 pandemic caused an economic recession in the U.S. and has negatively impacted, and could further impact, the ability and willingness of many of our tenants to pay their rent when due. Our ability to lease space and negotiate and maintain favorable rents is also likely to be negatively impacted by further recessions in the U.S. economy, which would result in a decline in our occupancy percentage and reduction in rental revenues as tenants default and leases expire over time. Supply chain disruption and resulting inflationary pressures, a global labor shortage, and the ebb and flow of COVID-19, including in specific geographies, impacted the pace of recovery and outlook for the future. Several properties have had dark or vacant anchor spaces since the onset of the COVID-19 pandemic. If a new variant or subvariant of the COVID-19 virus has a similar or greater impact than prior variants/subvariants, an increase in the number of co-tenancy claims could result if the occupancy at those or additional properties falls below required thresholds or large spaces otherwise go dark, which may provide remaining tenants at such a property with certain rights that may include the right to cease operations or stop paying or abate (reduce) rent owed.

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

The impact of the COVID-19 pandemic and the threats posed by new variants can rapidly evolve. The coronavirus outbreak has negatively impacted almost every industry directly or indirectly at various times since its onset, particularly the travel, hotel and retail industries, and businesses that rely on or require close personal contact, such as theaters, live entertainment venues, gyms and exercise facilities, health and wellness service providers and beauty salons, restaurants and bars. Many of our tenants have been required for certain periods by the local, state or federal authorities to cease or limit operations thereby preventing them from generating revenue. Our tenants rely on retail customers and many of their businesses require close personal contact. Even if not prevented by the local, state or federal authorities, concern regarding the transmission of COVID-19 has impacted, and may continue to impact, the willingness of persons to engage in in-person commerce which in the face of a new variant or subvariant could result in reductions in customer foot traffic and reduced demand for our tenants’ products and services and may diminish the demand for space and the corresponding amounts of rent we can obtain for our properties and harm our tenants’ ability or willingness to pay us rent.

As disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) since the onset of the pandemic, there were periods during which we collected less than all rent billed, and rent billed did not include amounts that we agreed to defer. In addition, in 2020 following the onset of the pandemic we finalized payment plans with tenants totaling $8.1 million in total rent, and future deferrals or abatements may be needed if, for example, a new variant or subvariant of the coronavirus and measures taken to combat it again adversely affect our tenants. Rent deferrals reduce our cash available to pay operating expenses and service our debt obligations, even if we are able to reflect the deferred amounts as income in our financial statements. When the deferred rent becomes due, our tenants will be required to pay these deferred rent amounts in addition to the regular rent due, which may be difficult or impossible for tenants whose businesses have not recovered to pre-pandemic levels or are otherwise not performing well. Any additional rent forgiveness or deferrals would further reduce our available cash.

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

As referenced above, a decrease in demand for in-person retail businesses has made and could in the future make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates, and we could incur significant re-leasing costs and the re-leasing process with respect to both anticipated and unanticipated vacancies could take longer. Some tenants that have been or are forced to close or have had their operations severely limited by government order or some other government action or whose customers and potential customers change their habits in light of the coronavirus, e.g., by shopping more online, may go out of business, which could have a material impact on occupancy at our properties and may continue to materially impact our results. Unemployment assistance provided by the U.S. government in response to the COVID-19 pandemic has been discontinued, and to the extent a new variant or subvariant of the COVID-19 virus causes unemployment to rise again and government assistance is less than it was at the height of the COVID-19 pandemic, retail consumer spending may correspondingly decrease, and our tenants may be materially adversely affected and forced to close. Additionally, many manufacturers of goods and suppliers and processors of food in many countries experienced complete or partial shutdowns and may not be able to function at full capacity in an attempt to curb the spread of the illness. If the spread of new variants of the coronavirus were to continue despite the effects of vaccines and other measures taken to contain it, this could lead to new disruptions in supply chains, and these disruptions may also impact the operations of our tenants, further impacting their revenues and ability to pay rent when due.

The business and operating results of our tenants may also be negatively impacted if an outbreak of the coronavirus occurs within their respective workforces or otherwise disrupts their management and other personnel, their supply chains or their ability to operate their businesses, including as a result of an overall labor shortage, lack of skilled labor, increased turnover or labor cost inflation caused by COVID-19 and vaccine requirements implemented by certain employers in response to COVID-19 mandating that some or all employees get vaccinated or provide proof of vaccination, or as a result of general macroeconomic factors. Many companies have implemented policies and procedures designed to protect against the introduction of the coronavirus to the workforce, including permitting or requiring personnel to work offsite, among others. Recent changes or new changes in the work processes of our tenants could lead to disruptions, such as a reduced ability to effectively transact with customers and colleagues and a loss of IT system functionality due to unusual or excess burdens on IT infrastructures.

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

The full extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which remain uncertain and could be material. The situation could change, and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any reliable prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged outbreak (e.g., of new strains or variants of the virus), despite the discovery and availability of vaccines as well as continued efforts to mitigate the spread of the virus could again have a material impact on the cash rents that we are able to collect and materially and adversely affect our business, results of operations and financial condition.

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

The strategic plan may evolve or change over time, for example, if there is an unexpected spread of new variants of the coronavirus, and there is no assurance we will be able to successfully achieve our board’s objectives under the strategic plan, including making strategic sales or purchases of properties or completing a liquidity event, within the timeframe we expect or would prefer or at all.

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

We assess in accordance with GAAP whether there are any indicators that the value of our real estate properties and other investments may be impaired and have in the past recognized impairment charges on several properties then held for sale. Under GAAP, a property’s value is impaired only if the estimate of the aggregate future cash flows to be generated by the property is less than the carrying value of the property. The valuation and possible subsequent impairment of real estate properties and other investments is a significant estimate that can change based on our continuous process of analyzing each property and reviewing assumptions about inherently uncertain factors, as well as the economic condition of the property at a particular point in time. We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments.

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

The use of the internet by consumers to shop, including online orders for immediate delivery or pickup in store, has grown during the COVID-19 pandemic and is expected to continue to expand relative to pre-pandemic levels. This increase in internet sales could result in a further downturn in the businesses of certain of our current tenants in their “brick and mortar” locations and could affect the way future tenants lease space. Certain of our grocery tenants are also incorporating e-commerce concepts through home delivery or curbside pickup, which could reduce foot traffic at our properties and reduce the demand for space at these properties. While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “brick and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental amounts and the value of our properties may decline.

We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.

As of December 31, 2022, we owned 52 properties located in 24 states. We compete with numerous developers, owners and operators of commercial properties, many of which own properties similar to, and in the same market areas as, our properties. If our competitors offer space at rental rates below the rental rates we currently charge our tenants, for example, as a result of decreased demand for space caused by the effects of the COVID-19 pandemic on certain types of retail tenants, high inflation or high interest rates, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants or retain existing tenants when their leases expire. To the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases. Also, if our competitors develop additional properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.

We depend on tenants for our revenue, and accordingly lease terminations, tenant default, and bankruptcies have adversely affected and could in the future adversely affect the income produced by our properties.

The success of our investments depends on the financial stability of our tenants. Certain economic conditions, such as the decreased demand for certain products or services, high inflation and high interest rates or the inability to operate resulting from the COVID-19 pandemic and measures taken to combat it, have adversely affected and may continue to adversely affect our tenants. Business failures and downsizings may contribute to reduced consumer demand for retail products and services which would impact tenants of our retail properties. In addition, our retail shopping center properties typically are anchored by large, nationally recognized tenants that may lease space at more than one of our properties, and any of these tenants may experience a downturn in their business that may weaken significantly their financial condition. For example, Bed Bath & Beyond leases space at four of our properties and has been closing a large number of stores and was reported to have come very close to declaring bankruptcy in early 2023. We expect that Bed Bath & Beyond is likely to close all four of its stores at our properties. Further, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include tenants at our retail properties.

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

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business, for example, because of increased competition from internet retailers, or may decide not to renew its lease. For example, Stein Mart declared bankruptcy in 2020 and closed its anchor location at our shopping center in Newport News, Virginia, REI vacated its space at Settlers Ridge in February 2021, and the spaces formerly used by Staples at Park Avenue and Austin Liquors at White City are dark spaces that the tenants vacated in February 2022 and December 2022, respectively. The aforementioned events at these properties and other properties have resulted and could result again in a reduction or cessation in rental payments to us and would adversely affect our results of operations and financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. For example, Bed Bath & Beyond vacated its anchor space at Harris Plaza upon the expiration of its lease on January 31, 2021, and recently vacated another space, which is at Wilson Marketplace, and several spaces at MidTowne Shopping Center were vacated by other tenants in the first quarter of 2022. We have not re-leased the Bed Bath & Beyond space, and co-tenancy provisions in the leases of two other large tenants at Harris Plaza have resulted in one of those tenants paying us rent as a percentage of their gross sales that is less rent than what they were paying and would otherwise be obligated to pay us. We also have not re-leased the spaces at MidTowne Shopping Center, and tenant rights under co-tenancy provisions in nine leases there have been triggered. These tenants will be entitled to pay reduced rental while such co-tenancy failure continues and some may be able to terminate their leases if the vacated spaces are not re-leased. Similarly, the leases of some tenants may permit the tenant to transfer its lease to another retailer. The transfer to a new tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new tenant could also allow other tenants to make reduced rental payments or to terminate their leases in accordance with lease terms. In the event that we are unable to re-lease the vacated spaces to new qualified tenants, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.

Tenant bankruptcies, particularly tenants that occupy multiple spaces at our properties, may have material adverse effects on us.

Bankruptcy filings by our tenants or any guarantor of a tenant’s lease obligation can occur in the course of operations, and in recent years, a number of companies in the retail industry, including certain of our tenants, have declared bankruptcy. For example, several of our retail tenants declared bankruptcy during the COVID-19 pandemic, which had adverse effects on our business. Party City, which leases four spaces from us representing a total of 63,966 square feet and $0.9 million of our ABR, and several smaller tenants are currently in bankruptcy, and we continue to monitor tenants for potential store closings or adverse financial issues. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would bar all efforts to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. Leases have been rejected by some tenants in the past, and if a lease is rejected by a tenant in bankruptcy in the future, we would only have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if the funds were available, and then only in the same percentages as that realized on other unsecured claims.

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

Operating expenses, such as expenses for fuel, utilities, labor, building materials and insurance, are not fixed and may fluctuate from time to time. The U.S. Bureau of Labor Statistics reported in February 2023 that the consumer price index, a commonly referenced measure of inflation, rose by 6.4% over the 12 months ended January 2023. Unless specifically provided for in a lease, there is no guarantee that we will be able to pass increases on to our tenants. To the extent these increases cannot be passed on to our tenants, any increases would cause our cash flow and our operating results to decrease, which could have a material adverse effect on our ability to pay or sustain distributions.

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

We entered into a second amended and restated credit agreement in February 2022 for a $475.0 million credit facility (the “Credit Facility”) consisting of a revolving credit facility providing initial revolving credit commitments in an aggregate amount of $200.0 million (the “Revolving Credit Facility”) and a term loan facility providing initial term loan commitments in an aggregate amount of $275.0 million (the “Term Loan”). On May 17, 2022, the Company entered into a First Amendment to Credit Agreement Regarding Incremental Term Loans (the “First Amendment”), amending the terms of the Credit Agreement primarily to draw an additional $300.0 million to fund the acquisition of investment properties during May 2022 discussed in “Note 4 – Acquisitions.” The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility in an amount not to exceed $1.2 billion, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of 15 unencumbered properties with an unencumbered pool value of $300.0 million or above and by a guaranty by certain of our subsidiaries. At March 22, 2023, we had $102 million outstanding of the $200 million available under the Credit Facility. Our maximum availability under the Credit Facility was $98 million as of March 22, 2023, subject to the terms and conditions, including compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility. Although $98 million is the maximum available, covenant limitations, particularly the leverage ratio, affect what we can actually draw or otherwise undertake as additional debt. Our leverage ratio generally cannot exceed 65%. As of December 31, 2022, our leverage ratio as defined in the credit agreement was 58.8%. There has been substantially less available to actually draw or undertake as additional debt than the maximum amount available, and there may be additional periods during which the amount we can actually draw or otherwise undertake as additional debt is considerably less than the maximum amount available, for example, if new variants of the coronavirus, high inflation or high interest rates were to negatively affect our tenants.

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

The credit agreement provides for several customary events of default, including, among other things, the failure to comply with our covenants under the credit agreement, such as the Consolidated Tangible Net Worth covenant, and the failure to pay when amounts outstanding under the credit agreement become due or defaulting by us or our subsidiaries in the payment of an amount due under, or in the performance of any term, provision or condition contained in, any agreement providing for another debt arrangement, such as a mortgage, beyond certain dollar thresholds specified in our Credit Facility. Due to the reduced level of operations of our tenants and the negative effect on their ability to pay rent during the COVID-19 pandemic, we negotiated a waiver of compliance with the Consolidated Tangible Net Worth covenant for three quarters that ended on March 31, 2021, that imposed certain costs and temporary restrictions on us. Tenant bankruptcies negatively impact our compliance with the Consolidated Tangible Net Worth covenant even if the tenant continues to pay rent. There is no guarantee that our lenders under the credit agreement will grant another waiver of this covenant or any other covenant that we might be in danger of violating or required representation that we cannot make. Defaults under the credit agreement could restrict our ability to borrow additional monies and could cause all amounts to become immediately due and payable, which would materially adversely affect our liquidity and financial condition.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

We have funded our capital needs almost exclusively through cash flow from operations (to the extent positive) and through the commercial debt markets. The domestic and international commercial real estate debt markets have been volatile resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies, which limits the availability of credit and increase costs for what is available. We may also face a heightened level of interest rate risk, for example, if as the U.S. Federal Reserve Board increases interest rates further to combat high inflation. All of these actions will likely lead to increases in our borrowing costs and may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could adversely affect our ability to obtain funding for our capital needs, such as future acquisitions. For example, the weighted average interest rate on our indebtedness increased 1.07% from 3.33% per annum as of December 31, 2021, to 4.40% per annum at December 31, 2022, including the positive effects of our interest rate swaps. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available to us. Volatility in the debt markets may negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing. If we are unable to borrow monies on terms and conditions that we find acceptable, the return on our properties may be lower.

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

If we are unable to borrow money at favorable rates, we may be unable to acquire additional real estate assets or refinance existing loans at maturity. Further, we have obtained and may continue to enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution to our stockholders. Further, during periods of rising interest rates, we may be forced to sell one or more of our properties in order to repay existing loans, which may not permit us to maximize the return on the particular properties being sold. At December 31, 2022, we had $152.0 million or 17.7% of our total debt that bore interest at variable rates and not fixed by swap agreements with a weighted average interest rate equal to 5.52%. We had variable rate debt subject to swap agreements fixing the rate of $592.3 million or 69.1% of our total debt at December 31, 2022.

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

At December 31, 2022, we had $152.0 million of debt or 17.7% of our total debt bearing interest at variable rates indexed to the Secured Overnight Financing Rate ("SOFR") and not fixed by a swap with a weighted average interest rate equal to 6.09% per annum. We had variable rate debt indexed to the London Interbank Offered Rate (“LIBOR”) or SOFR and subject to swap agreements fixing the rate of $592.3 million or 69.1% of our total debt at December 31, 2022. If interest rates on all debt which bears interest at variable rates as of December 31, 2022 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.5 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2022 decreased by 1% (100 basis points), interest expense would increase earnings and cash flows by the same amount.

While we expect LIBOR to be available for existing loans in certain tenors until the end of June 2023, it is possible that LIBOR will become unavailable prior to that time. This could occur, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate would be accelerated or magnified. Any of these events, as well as the other uncertainty surrounding the changes in LIBOR, could adversely affect us. As of December 31, 2022, we had one remaining mortgage that was still indexed to LIBOR that matures on July 1, 2023.

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and turn out to be ineffective.

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

We pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of IREIC for services provided to us. Our Business Manager receives fees based on the aggregate book value, including acquired intangibles, of our invested assets and is entitled to receive its business management fee for the remainder of the term ending March 31, 2027 in one lump sum upon termination of the business management agreement by the Company except for cause. Further, our Real Estate Manager receives fees based on the gross income from properties under management and may also receive leasing and construction management fees. Other parties related to, or affiliated with, our Business Manager or Real Estate Manager may also receive fees or cost reimbursements from us. These compensation arrangements may cause these entities to take or not take certain actions. For example, these arrangements may provide an incentive for our Business Manager to: (1) borrow more money than prudent to increase the amount we can invest; or (2) retain instead of sell assets, even if our stockholders may be better served by a sale or other disposition of the assets. The interests of these parties in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock.

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

Under our charter, no director or officer will be liable to us or to any stockholder for money damages to the extent that Maryland law permits the limitation of the liability of directors and officers of a corporation. We generally indemnify our directors, officers, employees, if any, Business Manager, Real Estate Manager and their respective affiliates for any losses or liabilities suffered by any of them. As a result, we and our stockholders may have more limited rights against our directors, officers and employees, our Business Manager, the Real Estate Manager and their respective affiliates, than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers and employees or our Business Manager and the Real Estate Manager and their respective affiliates in some cases.

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

We have a classified board, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our board of directors is divided into three classes of directors. At each annual meeting, directors of one class are elected to serve until the annual meeting of stockholders held in the third year following the year of their election and until their successors are duly elected and qualify. The classification of our board of directors may have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any transaction that could result from such offers, even if the acquisition would be in our stockholders' best interests, and may therefore prevent our stockholders from receiving a premium price for their stock in connection with a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets).

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

The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank. The FDIC insures up to $250,000 per depositor per insured bank account. We have cash and cash equivalents at banks exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fail, we may lose our deposits over the federally insured levels. The loss of our deposits would reduce the amount of cash we have available to fund our capital and operating needs and distributions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

(Dollar amounts in thousands, except per square foot amounts)

The table below presents a summary of our investment properties as of December 31, 2022 and 2021.

	As of December 31, 2022	As of December 31, 2021
Number of properties	52	44
Purchase price	$1,624,667	$1,346,514
Total square footage	7,168,022	6,481,262
Weighted average physical occupancy	93.0%	93.4%
Weighted average economic occupancy	93.5%	93.9%
Weighted average remaining lease term (years)	4.7	4.5

As of December 31, 2022 and 2021, ABR per square foot averaged $19.10 and $17.79, respectively, for all properties owned. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, including any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. ABR per square foot including ground leases averaged $16.42 and $15.04, as of December 31, 2022 and 2021, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for detail on the amount of rent billed and collected during the pandemic.

On May 17, 2022, the Company acquired a portfolio of eight properties from certain subsidiaries of Inland Retail Property Fund, LP for a purchase price of $278,153. During the year ended December 31, 2021, we did not purchase or sell any properties. During January 2020, we collected proceeds of $37,255 net of selling costs upon completion of the sale of three properties.

The table below presents information for each of our investment properties as of December 31, 2022.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (c)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	169,558	97.9%	97.9%	—	—
Park Avenue (a)	Little Rock, AR	79,131	62.3%	62.3%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	97.5%	97.5%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	95.0%	95.0%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	97.8%	97.8%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	70.3%	70.3%	—	—
Dogwood Festival (a)	Flowood, MS	187,468	80.5%	80.5%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	98.9%	98.9%	—	—
Harris Plaza (a)	Layton, UT	125,965	87.0%	87.0%	—	—
Dixie Valley (a)	Louisville, KY	119,981	84.8%	84.8%	—	—
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	94.9%	94.9%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	99.3%	99.3%	—	—
Harvest Square (a)	Harvest, AL	70,590	94.1%	94.1%	—	—
Heritage Square (a)	Conyers, GA	22,510	95.8%	95.8%	—	—
The Shoppes at Branson Hills (a)	Branson, MO	256,244	97.2%	97.2%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	100.0%	100.0%	—	—
Shoppes at Lake Park (a)	West Valley City, UT	52,997	90.6%	90.6%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center (a)	Katy, TX	147,621	98.3%	98.3%	—	—
Eastside Junction (a)	Athens, AL	79,675	91.0%	91.0%	—	—
Fairgrounds Crossing (a)	Hot Springs, AR	155,127	100.0%	100.0%	—	—
Prattville Town Center (a)	Prattville, AL	168,842	98.2%	98.2%	—	—
Regal Court	Shreveport, LA	363,061	96.9%	96.9%	26,000	4.55%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza (a)	Jacksonville, NC	42,219	79.0%	79.0%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	89.7%	89.7%	—	—
White City (a)	Shrewsbury, MA	256,974	87.5%	95.5%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	94.7%	94.7%	—	—
Shoppes at Market Pointe (a)	Papillion, NE	253,903	95.3%	95.3%	—	—
Marketplace at El Paseo (a)	Fresno, CA	224,683	93.1%	94.5%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	89.8%	89.8%	17,085	4.25%
Milford Marketplace	Milford, CT	111,959	89.2%	89.2%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,763	91.7%	91.7%	76,533	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	89.4%	89.4%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	100.0%	100.0%	—	—
Marketplace at Tech Center (a)	Newport News, VA	210,716	86.6%	91.7%	—	—
Coastal North Town Center	Myrtle Beach, SC	304,662	94.2%	94.8%	41,348	3.17%

Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	100.0%	100.0%	—	—
Pentucket Shopping Center (a)	Plaistow, NH	198,469	98.0%	98.0%	—	—
Hickory Tavern (b)	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
New Town (a)	Owings Mill, MD	117,593	47.0%	47.0%	—	—
Olde Ivy Village (a)	Smyrna, GA	46,500	93.7%	93.7%	—	—
Northpark Village Square (a)	Santa Clarita, CA	87,103	97.2%	97.2%	—	—
Lower Makefield Shopping Center (a)	Lower Makefield, PA	74,953	94.9%	94.9%	—	—
Denton Village (a)	Denton, TX	48,280	100.0%	100.0%	—	—
Rusty Leaf Plaza (a)	Orange, CA	59,188	95.7%	95.7%	—	—
Northville Park Place (a)	Northville, MI	78,421	97.7%	97.7%	—	—
CityPlace (a)	Woodbury, MN	174,802	95.1%	95.1%	—	—
Portfolio total		7,168,022	93.0%	93.5%	$179,693	3.79%

(a)
Property is included in the pool of unencumbered properties under our Credit Facility.
(b)
Property is used as additional collateral on mortgage loan for Coastal North Town
(c)
Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of December 31, 2022.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
Kroger	5	$4,735	4.3%	$15.99	296,150	4.1%
The TJX Companies, Inc.	14	3,748	3.4%	10.59	354,070	4.9%
Albertsons/Jewel/Shaws	2	2,436	2.2%	19.05	127,892	1.8%
Ulta Salon, Cosmetics & Fragrance, Inc.	11	2,397	2.2%	21.60	110,958	1.6%
Whole Foods	3	2,340	2.1%	20.27	115,410	1.6%
Ross Dress for Less, Inc	10	2,340	2.1%	8.93	262,080	3.7%
Sprouts Farmers Market	4	2,159	2.0%	19.09	113,092	1.6%
Petsmart	7	2,032	1.9%	14.67	138,578	1.9%
Dick's Sporting Goods	4	2,012	1.8%	11.13	180,766	2.5%
LA Fitness (Fitness International)	2	1,966	1.8%	21.94	89,600	1.3%
Top ten tenants	62	$26,165	23.8%	$14.63	1,788,596	25.0%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at December 31, 2022.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,423,624	21.2%	10.6%
Grocery	1,290,044	19.2%	16.6%
Home Goods	947,905	14.1%	7.6%
Lifestyle, Health Clubs, Books & Phones	822,917	12.3%	15.7%
Restaurant	631,543	9.4%	18.3%
Apparel & Accessories	431,896	6.5%	8.5%
Consumer Services, Salons, Cleaners, Banks	347,919	5.2%	9.2%
Pet Supplies	256,913	3.8%	4.0%
Sporting Goods	205,596	3.2%	2.4%
Health, Doctors & Health Foods	210,883	3.1%	5.4%
Other	136,330	2.0%	1.7%
Total	6,705,570	100.0%	100.0%

The following table sets forth a summary of our property type based on annualized base rent in-place for leases as of December 31, 2022.

Property Type	Percent of Total Annualized Base Rent
Grocery	61%
Grocery Shadow-Anchored	27%
Community Center	7%
Power Center	5%
Total	100%

The following table sets forth a summary, as of December 31, 2022, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	49%	5.5
Junior Box	5,000-9,999	14%	4.3
Small Shop	Less than 5,000	37%	3.6
Total		100%	4.7

Lease Expirations

The following table sets forth a summary, as of December 31, 2022, of lease expirations scheduled to occur during each of the calendar years from 2023 to 2032 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to December 31, 2022. Annualized base rent represents the rent in place for the applicable property at December 31, 2022. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $100,271, or $19.10 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2023	131	554,872	8.3%	$9,816	8.9%	$17.69
2024	127	819,707	12.2%	15,849	14.4%	19.33
2025	139	874,305	13.0%	17,619	16.0%	20.15
2026	107	457,136	6.8%	10,384	9.4%	22.72
2027	122	917,199	13.7%	16,461	15.0%	17.95
2028	72	1,143,316	17.1%	12,543	11.4%	10.97
2029	25	289,733	4.3%	3,992	3.6%	13.78
2030	24	237,783	3.5%	4,481	4.1%	18.85
2031	19	189,928	2.8%	3,547	3.2%	18.68
2032	30	197,919	3.0%	4,582	4.2%	23.15
Thereafter	27	1,023,672	15.3%	10,824	9.8%	10.57
Leased Total	823	6,705,570	100.0%	$110,098	100.0%	$16.42

Item 3. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our shares of common stock. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Pursuant to our strategic plan, we plan to consider a future liquidity event, market conditions permitting, including possibly through a listing on a national securities exchange. However, there is no assurance that we will list our shares. Further, there is no assurance that stockholders will be able to sell their shares at a time or price acceptable to them. We publish an estimated per share value of our common stock to assist broker dealers that sold our common stock in the Offering to comply with the rules published by FINRA. On March 2, 2023, our board established an Estimated Per Share NAV of our common stock as of December 31, 2022 equal to $19.86 per share. The previously established estimated per share NAV of our common stock as of December 31, 2021 was equal to $20.20 per share. For additional information on the determination of our Estimated Per Share NAV, please see the disclosures under Item 8.01 of our Current Report on Form 8-K filed with the SEC on March 6, 2023.

As of March 22, 2023, we had 16,395 stockholders of record.

Distributions

We currently pay distributions on a quarterly basis. However, the actual amount and timing of distributions, if any, is determined by our board of directors in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions.

During the year ended December 31, 2022, we declared quarterly distributions in an amount equal to $0.135600 per share. During the year ended December 31, 2021, we declared distributions for the second, third and fourth quarters in an amount equal to $0.135600 per share, which represents an annualized rate of 3% based on the estimated per share NAV as of December 31, 2020 of $18.08, payable in arrears the following quarter. During the year ended December 31, 2020, the Board rescinded the second quarter distribution and suspended distributions until the second quarter of 2021.

The following table shows the sources for the payment of distributions to common stockholders for the periods indicated (Dollar amounts in thousands):

	Year Ended December 31, 2022		Year Ended December 31, 2021
		% of Distributions		% of Distributions
Distributions:
Distributions paid in cash	$12,296		$6,018
Distributions reinvested through DRP	7,287		3,749
Total distributions	$19,583		$9,767
Source of distribution coverage:
Cash flows provided by operating activities	$19,583	100%	$9,767	100%
Proceeds from DRP	—	0%	—	0%
Total source of distribution coverage	$19,583	100%	$9,767	100%
Cash flows provided by operating activities (GAAP basis)	$44,787		$48,150
Net loss (in accordance with GAAP)	$(12,618)		$(2,503)

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from August 24, 2011 (date of inception) through December 31, 2022 (Dollar amounts in thousands):

For the Period from August 24, 2011 (Date of Inception) to December 31, 2022
Distributions paid:
Common stockholders in cash	$148,387
Common stockholders reinvested through DRP	136,167
Total distributions paid	$284,554
Reconciliation of net loss:
Revenues	$975,155
Acquisition and transaction related expenses	(19,669)
Provision for asset impairment	(12,950)
Depreciation and amortization	(437,546)
Other operating expenses	(406,674)
Provision for impairment of investment in and note receivable from unconsolidated entities	(15,405)
Other non-operating expenses	(191,658)
Net loss (in accordance with GAAP) (1)	$(108,747)
Funds from operations (2)	$353,786
Cash flows provided by operating activities	$337,464

(1)
Net loss, as defined by GAAP, includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions and provision for impairment related to our joint venture investment and asset impairment.
(2)
For information related to the calculation of funds from operations, see “Non-GAAP Financial Measures” in this Item 7.

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

The following table summarizes the repurchases of shares under the SRP during the year ended December 31, 2022 (Dollar amounts in thousands except per share amounts):

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 2022	1,738,370	63,922	$14.46	$924	63,922	1,738,124
February 2022	—	—	—	—	—	1,738,124
March 2022	—	—	—	—	—	1,738,124
April 2022	164,438	56,368	16.16	911	56,368	1,681,756
May 2022	—	—	—	—	—	1,681,756
June 2022	—	—	—	—	—	1,681,756
July 2022	191,011	56,155	16.16	907	56,155	1,625,601
August 2022	—	—	—	—	—	1,625,601
September 2022	—	—	—	—	—	1,625,601
October 2022	56,069	55,828	16.17	903	55,828	1,569,773
November 2022	—	—	—	—	—	1,569,773
December 2022	—	—	—	—	—	1,569,773
Total	2,149,888	232,273	$15.69	$3,645	232,273

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K , which include the risks described below:

•
Our strategic plan, which is discussed further below, may continue to evolve or change over time, and there is no assurance we will be able to successfully achieve our board’s objectives under the strategic plan, including making strategic sales or purchases of properties, redeveloping properties or completing a liquidity event, within any timeframe we might expect or would prefer or at all;
•
The use of the internet by consumers to shop may continue to expand, and this expansion has likely been accelerated by the effects of the COVID-19 pandemic, which could result in a further downturn in the businesses of certain of our current tenants in their “brick and mortar” locations and could affect their ability to pay rent and their demand for space at our retail properties;
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
•
Our Business Manager and its affiliates face conflicts of interest caused by, among other things, their compensation arrangements with us, and the simultaneous overlapping leadership roles our executive officers have at the Business Manager and its affiliates, which could result in actions that are not in the long-term best interests of our stockholders;
•
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as the ongoing global COVID-19 pandemic, including negative impacts on our tenants and their respective businesses, and we agreed in 2020 and 2021 to defer a significant amount of rent owed to us, which tenants will be obligated to pay over time in addition to their regular rent. If there is a resurgence of COVID-19, we may agree again to defer rent owed to us, and our tenants may not be able or willing to pay the deferred amounts on top of their regular rent when the deferred amounts become due, particularly if their results of operations or future prospects have been materially adversely affected by the COVID-19 pandemic or become so affected;
•
Market disruptions resulting from the economic effects of the COVID-19 pandemic adversely impacted many aspects of our operating results and financial condition, and any future disruptions from the pandemic, the war in Ukraine, high inflation, increases in interest rates, supply chain shortages that affect our tenants or other disruptions caused by events beyond our control may adversely impact our results and financial condition, including our ability to service our debt obligations, borrow additional monies or pay distributions;
•
We have incurred net losses on a GAAP basis for the years ended December 31, 2022, 2021 and 2020, and future net losses could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness or pay distributions to our stockholders;
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
•
If we fail to continue to qualify as a REIT, our operations and distributions to stockholders, if any, will be adversely affected; and
•
We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in credit markets of the United States from time to time, including disruptions and dislocations caused by the COVID-19 pandemic.

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

The following discussion and analysis is based on the consolidated financial statements for the years ended December 31, 2022, 2021 and 2020. Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes thereto.

Unless otherwise stated all amounts are stated in thousands, except share data.

Overview

We were formed as a Maryland corporation on August 24, 2011 and elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with the year ended December 31, 2013. We have no employees. We are managed by our business manager, IREIT Business Manager & Advisor, Inc.

We are primarily focused on acquiring and owning retail properties and intend to target a portfolio substantially all of which would be comprised of grocery-anchored properties as described below. We have invested in joint ventures and, to the extent we have available capital, may invest again in additional joint ventures or acquire other real estate assets such as office and medical office buildings, multi-family properties and industrial/distribution and warehouse facilities if management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

At December 31, 2022, we had total assets of $1.4 billion and owned 52 properties located in 24 states containing 7.2 million square feet. On May 17, 2022, we acquired eight retail shopping center properties (the “IRPF Properties”) from certain subsidiaries of Inland Retail Property Fund, LP. The IRPF Properties are located across seven states and aggregate approximately 686,851 square feet. We acquired the IRPF Properties for an aggregate purchase price of $278 million, excluding closing costs. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. At December 31, 2022, grocery-anchored or grocery shadow-anchored shopping center properties represented 88% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center which we own that is located near a grocery store that we do not own but that we believe generates traffic for the shopping center. The portfolio properties have a weighted average economic occupancy of 93.5% and staggered lease maturity dates.

We commenced the Offering on October 18, 2012, and concluded it on October 16, 2015. We sold 33,534,022 shares of common stock in the Offering generating gross proceeds of $834.4 million. On March 2, 2023, our board of directors determined an Estimated Per Share NAV of our common stock as of December 31, 2022 of $19.86. The previously estimated per share net asset value as of December 31, 2021 equal to $20.20 was established on March 4, 2022.

COVID-19 Pandemic

We continue to monitor the impact of the novel coronavirus (“COVID-19”) pandemic on all aspects of our business and locations, including how a resurgence might impact our tenants and vendors. The Company’s deferrals, modifications and rent abatements have proven effective helping our tenants endure the economic impacts of the pandemic. As of December 31, 2022, our deferred rent balance was less than $0.1 million, down from $0.4 million at December 31, 2021 and $4.5 million at December 31, 2020, due primarily to collections of such rent. Tenants with which we agreed to defer rent mostly paid both their regular rental obligations as well as the amounts of deferred rent. See Note 14 – “Leases” for additional information.

However, we are unable to predict with certainty the future impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties, including the effects of the emergence and potential and actual spreading of a new variant of the coronavirus in the U.S or any place from which our tenants may receive goods or services.

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

Company Update – Strategic Plan

The Company has a strategic plan that includes the goals of providing a future liquidity event to investors and creating long-term stockholder value. The strategic plan centers around owning a portfolio of grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team continually evaluates possibilities for the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. Of the Company’s 951 leasable spaces, there are 123 non-grocery big box (anchor spaces of at least 10,000 square feet) in the portfolio, and of those seven are vacant, and one is dark (meaning that the tenant is still obligated by their lease to pay rent but has vacated the space and left it unused) as of February 28, 2023. As part of the strategic plan, we sold three properties in the first quarter of 2020. We used the proceeds to pay down the Revolving Credit Facility. We are not actively marketing any properties as of the date of this Annual Report on Form 10-K. We believe increasing the size and profitability of the Company would enhance our ability to complete a successful liquidity event. On May 17, 2022, the Company acquired seven grocery-anchored retail shopping center properties and one additional retail shopping center, collectively referred to as the IRPF Properties, from certain subsidiaries of Inland Retail Property Fund, LP, for approximately $278 million. Although we are not actively pursuing any new acquisitions as of the date of this Annual Report, we may seek and evaluate potential acquisitions and, if we have the requisite capital and financing available to us, opportunistically acquire retail properties that we believe complement our existing portfolio in terms of relevant characteristics such as tenant mix, demographics and geography and are consistent with our plan to own a portfolio substantially all of which is comprised of grocery-anchored or shadow-anchored properties. We may also consider other transactions, such as redeveloping certain of our properties or portions of certain of our properties, for example, big-box spaces, to repurpose them for alternative commercial or multifamily residential uses. We expect to consider liquidity events, such as listing our common stock on a national securities exchange, but given our intention to opportunistically grow the portfolio, execute redevelopment opportunities, and execute strategic sales and acquisitions in the context of (i) changes in retail market conditions resulting from the effects of the COVID-19 pandemic and other complex factors such as (ii) competition for our tenants from evolving internet businesses, (iii) the state of the commercial real estate market and financial markets, (iv) our ability to raise capital or borrow on terms that are acceptable to the Company in light of the use of the proceeds and (v) changes in general economic conditions such as persistent high inflation and high interest rates, among other factors, we do not know when we will complete a liquidity event. The timing of the completion of the strategic plan has already extended beyond our original expectations and cannot be predicted with certainty. There is no assurance that the Company will be able to successfully implement its strategic plan, for example by making strategic sales or purchases of properties or listing the Company’s common stock, within any timeframe we might prefer or at all.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest & principal payments on mortgage loans and Credit Facility	•	Cash receipts from our tenants
•	Property operating expenses	•	Sale of shares through the DRP
•	General and administrative expenses	•	Proceeds from new or refinanced mortgage loans
•	Distributions to stockholders	•	Borrowing on our Credit Facility
•	Fees payable to our Business Manager and Real Estate Manager	•	Proceeds from sales of real estate (if any)*
•	Repurchases of shares under the SRP	•	Proceeds from issuance of securities (if any) other than through the DRP*
•	Capital expenditures, tenant improvements and leasing commissions
•	Acquisitions of real estate directly or through joint ventures*
•	Redevelopments of entire properties or certain spaces within our properties*

*We cannot provide any assurance that we will be able to sell properties or issue new securities to raise capital when we would like, for example, to increase the proportion of grocery-anchored or shadow-anchored properties or increase the size of our portfolio of properties, or under terms that would be acceptable to us considering factors such as the anticipated use of the proceeds. Because we are not listed, our ability to access the public or private market, particularly for equity capital, is limited.

During January 2020, we sold three properties generating net proceeds of $37.3 million. We are not currently actively marketing any properties and do not expect any strategic sales to occur until we believe the effects of the COVID-19 pandemic on retail commercial real estate have subsided.

At December 31, 2022, we had $102 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. At December 31, 2022 the interest rate on the Revolving Credit Facility and the Term Loan was 6.12% and 4.28%, respectively. On February 3, 2022, we extended the Revolving Credit Facility maturity date to February 3, 2026 plus a twelve month extension option. We also increased the Term Loan outstanding balance to $275 million which now matures on February 3, 2027. On May 17, 2022, we amended our Credit Agreement to increase the size of the Term Loan to $575 million and modify several covenants to fund our acquisition of a portfolio of eight retail shopping center properties from Inland Retail Property Fund, LP, a Delaware limited partnership. As of March 22, 2023, we had $98 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants, of the Credit Agreement that governs the Credit Facility. Although $98 million is the maximum available and all of it is available to pay off existing mortgages, covenant limitations affect what we can actually draw, and we expect to have substantially less than $98 million actually available to draw or otherwise undertake as additional debt as a result of, among other things, completing the aforementioned acquisition of the eight properties and increasing the amount of the Term Loan. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would shrink availability under the Credit Facility. Our leverage ratio generally cannot exceed 60%, provided however that two times during the term of our Revolving Credit Facility our leverage ratio may be 65% for two consecutive quarters. Our leverage ratio was 58.8% as of December 31, 2022, as defined in the Revolving Credit Facility’s agreement.

As of December 31, 2022, we had total debt outstanding of $856.7 million, excluding mortgage premiums and unamortized debt issuance costs, which bore interest at a weighted average interest rate of 4.40% per annum. As of December 31, 2022, the weighted average years to maturity for our debt was 3.6 years. As of December 31, 2022 and December 31, 2021, our borrowings were 53% and 44%, respectively, of the purchase price of our investment properties. At December 31, 2022 our cash and cash equivalents balance was $4.9 million.

In the next twelve months, we have one mortgage loan maturing with an aggregate principal balance of $41.3 million, which we intend to refinance or repay by drawing on the Credit Facility, which was amended on February 3, 2022 and May 17, 2022 as noted above.

To preserve cash for the payment of operating and other expenses, such as debt payments, during the second quarter of 2020 our board of directors rescinded the distribution that was declared in the first quarter of 2020, and we did not declare another distribution until June 29, 2021. We also suspended our DRP and SRP. The suspension of the DRP was effective on June 6, 2020 and the suspension of the SRP was effective on June 26, 2020. On June 29, 2021, we reinstated the DRP and the SRP and declared a distribution on our common stock in the amount of $0.135600 per share to stockholders of record as of June 30, 2021, that was paid on or about July 26, 2021. The effective date of the DRP reinstatement was July 22, 2021 and was available for this distribution. The first share repurchases following the reinstatement of the SRP were on August 16, 2021 and totaled $1.9 million. On or about October 7, 2021, we paid a distribution on our common stock in the amount of $0.135600 per share to stockholders of record as of September 30, 2021, and have continued to pay quarterly distributions in the amount of $0.135600 per share to stockholders of record as of each quarter end since then. See “Share Repurchase Program” under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above for the number of shares requested for repurchase and other information regarding our SRP.

We delayed making non-essential capital improvements and other non-essential capital expenditures at our properties at the onset of the pandemic in 2020 and into 2021, where possible, to preserve cash. As we have seen rent collections increase during 2021 and 2022, we have been increasing our funding of capital expenditures at our properties to levels similar to pre-pandemic periods, and we do not expect the prior delay in making these capital expenditures to have any material effect on our tenants or our ability to lease space. In the year ended December 31, 2022, we spent $12.4 million on capital expenditures and tenant improvements, which is approximately $6.5 million more than we did in the year ended December 31, 2021. Additionally, we expect to materially increase spending on tenant improvements in connection with new or renewed leases and capital expenditures in 2023 but do not anticipate a material effect on our liquidity from this increase, assuming the businesses of our tenants, including those that were negatively affected by the COVID-19 pandemic, remain steady or improve or they otherwise continue to pay their rent and fulfill their lease obligations.

As of December 31, 2022, we have paid all interest and principal amounts when due, and were in compliance with all financial covenants under the Credit Facility, as amended.

Cash Flow Analysis

	For the year ended December 31,			Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$44,787	$48,150	$37,140	$(3,363)	$11,010
Net cash flows (used in) provided by investing activities	$(290,505)	$(5,883)	$33,234	$(284,622)	$(39,117)
Net cash flows provided by (used in) financing activities	$237,669	$(42,869)	$(61,922)	$280,538	$19,053

Operating activities

Cash provided by operating activities decreased $3.4 million during 2022 compared to 2021 and increased $11 million during 2021 compared to 2020. The decrease from 2021 to 2022 was due to an increase in deferred costs and a decrease in collections in 2022 (due to pandemic-related deferrals from 2020 that were collected in 2021). The increase from 2020 to 2021 was due to increased collections from tenants during 2021 (due to pandemic-related deferrals from 2020 that were collected in 2021).

Investing activities

	For the year ended December 31,			Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(Dollar amounts in thousands)
Proceeds from the sale of investment properties	—	—	37,255	—	(37,255)
Purchase of investment properties	(277,880)	—	—	(277,880)	—
Capital expenditures	(12,404)	(5,883)	(4,021)	(6,521)	(1,862)
Other assets	(221)	—	—	(221)	—
Net cash (used in) provided by investing activities	$(290,505)	$(5,883)	$33,234	$(284,622)	$(39,117)

During the year ended December 31, 2022, there was an increase in cash used by investing activities compared to 2021 primarily due to the acquisition of the IRPF Properties on May 17, 2022. During the year ended December 31, 2021, cash was used in investing activities for capital expenditures. Cash was provided by investing activities in in 2020 primarily due to the sale of three investment properties during January 2020.

Financing activities

	For the year ended December 31,			Change
	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
	(Dollar amounts in thousands)
Total net changes related to debt	$253,837	$(34,074)	$(53,223)	$287,911	$19,149
Proceeds from DRP	7,287	3,749	4,547	3,538	(798)
Shares repurchased	(3,645)	(2,777)	(2,405)	(868)	(372)
Distributions paid	(19,583)	(9,767)	(10,841)	(9,816)	1,074
Early termination of interest rate swap agreements, net	(227)	—	—	(227)	—
Net cash provided by (used in) financing activities	$237,669	$(42,869)	$(61,922)	$280,538	$19,053

During 2022, cash was drawn on debt to finance the acquisition of the IRPF properties for a purchase price of approximately $278 million, accounting for the majority of the flux from 2021. During 2021, cash expended on debt decreased $19.0 million from 2020, primarily due to lower net debt paydowns in 2021 compared to 2020. During the years ended December 31, 2022, 2021 and 2020, we generated proceeds from the sale of shares pursuant to the DRP of $7.3 million, $3.7 million and $4.5 million, respectively. For the years ended December 31, 2022, 2021 and 2020, share repurchases were $3.6 million, $2.8 million and $2.4 million, respectively. During the years ended December 31, 2022, 2021 and 2020, we paid $19.6 million, $9.8 million and $10.8 million, respectively, in distributions.

Distributions

A summary of the distributions declared, distributions paid and cash flows provided by operations during the years ended December 31, 2022, 2021 and 2020 follows (Dollar amounts in thousands, except per share amounts):

Year Ended December 31, (1)	Distributions Declared	Distributions Declared Per Share		Distributions Rescinded	Cash Distributions Paid	Cash Distributions Reinvested via DRP	Total Cash Distributions Paid	Cash Flows From Operations
2022	$19,602	$0.54	(2)	$—	$12,296	$7,287	$19,583	$44,787
2021	$14,655	$0.41	(3)	$—	$6,018	$3,749	$9,767	$48,150
2020	$8,173	$0.23	(4)	$(8,173)	$6,294	$4,547	$10,841	$37,140

(1)
For the years ended December 31, 2022, 2021 and 2020, distributions were funded by cash flows from operations. Note that some distributions may be declared in one year but will not be paid until the next year, so for any given year the total distributions declared often will not match the total distributions paid.
(2)
This amount represents a continuation of distributions at an annualized rate that was used during the year ended December 31, 2021 following when distributions resumed as noted below.
(3)
This amount represents an annualized rate of 3% based on the previously estimated per share NAV of our common stock as of December 31, 2020 equal to $18.08 which was established on March 5, 2021. The distributions declared during the year ended December 31, 2021 began with the second quarter distribution following the reinstatement of regular distributions.
(4)
This amount represents an annualized rate of 5% based on the previously estimated per share NAV of our common stock as of December 31, 2019 equal to $18.15 which was established on March 3, 2020. This distribution was rescinded during the second quarter of 2020, and distributions were suspended by our board.

See “Distributions” under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above for the number of shares requested for repurchase and other information regarding our distributions to stockholders.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2022, 2021 and 2020.

This section describes and compares our results of operations for the years ended December 31, 2022, 2021 and 2020. We generate primarily all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our "same store" properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of any acquisitions or dispositions on net income. (Dollar amounts in thousands)

Comparison of the Years ended December 31, 2022 and 2021

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

A total of 44 investment properties that were acquired on or before January 1, 2021 and classified as held and used at December 31, 2021 represent our “same store” properties during the year ended December 31, 2021 and 2022. “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2021. For the year ended December 31, 2022, eight properties that were acquired on May 17, 2022 constituted non-same store properties.

The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2022 and 2021, along with a reconciliation to net loss, calculated in accordance with GAAP.

	Total			Same Store			Non-Same Store
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2022	2021	Change	2022	2021	Change	2022	2021	Change
Rental income	$132,030	$117,846	$14,184	$117,492	$117,846	$(354)	$14,538	$—	$14,538
Other property income	214	183	31	112	183	(71)	102	—	102
Total income	$132,244	$118,029	$14,215	$117,604	$118,029	$(425)	$14,640	$—	$14,640

Property operating expenses	$24,332	$20,845	$3,487	$21,881	$20,845	$1,036	$2,451	$—	$2,451
Real estate tax expense	17,210	14,388	2,822	14,307	14,388	(81)	2,903	—	2,903
Total property operating expenses	$41,542	$35,233	$6,309	$36,188	$35,233	$955	$5,354	$—	$5,354

Property net operating income	$90,702	$82,796	$7,906	$81,416	$82,796	$(1,380)	$9,286	$—	$9,286

Straight-line income, net	$(37)	$(362)	$325
Amortization of intangibles and lease incentives	698	669	29
General and administrative expenses	(5,400)	(4,784)	(616)
Business management fee	(10,212)	(8,950)	(1,262)
Depreciation and amortization	(55,319)	(48,906)	(6,413)
Interest expense	(33,069)	(23,240)	(9,829)
Interest and other income	19	274	(255)
Net loss	$(12,618)	$(2,503)	$(10,115)

Net loss. Net loss was $12,618 and $2,503 for the years ended December 31, 2022 and 2021, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the year ended December 31, 2022 with the results of the same investment properties owned during the year ended December 31, 2021, property net operating income decreased $1,380, total property income decreased $425, and total property operating expenses including real estate tax expense increased $955.

The decrease in “same store” total property income is primarily due to a decrease in recovery income due to lower recovery percentage and an increase in property operating expenses during the year ended December 31, 2022. See Note 14 – “Leases” for additional information regarding the effects of deferred rent and bad debt on rental income.

“Non-same store” total property net operating income increased $9,286 during 2022 as compared to 2021. The increase is a result of acquiring eight properties on May 17, 2022. On a “non-same store” basis, total property income increased $14,640 and total property operating expenses increased $5,354 during the year ended December 31, 2022.

Straight-line income, net. Straight-line rent income, net increased $325 in 2022 compared to 2021. This increase is primarily due to the acquisition of eight properties on May 17, 2022, partially offset by lower rent abatements during the year ended December 31, 2022.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives increased $29 in 2022 compared to 2021. The increase is primarily due to the acquisition of the IRPF Properties.

General and administrative expenses. General and administrative expenses increased $616 in 2022 compared to 2021 primarily due to higher legal and professional fees.

Business management fee. Business management fees increased $1,262 in 2022 compared to 2021. The increase is primarily due to the acquisition of IRPF Properties.

Depreciation and amortization. Depreciation and amortization increased $6,413 in 2022 compared to 2021. The increase is primarily due to the acquisition of eight properties on May 17, 2022, partially offset by fully amortized assets in 2022 compared to 2021.

Interest expense. Interest expense increased $9,829 in 2022 compared to 2021. The increase is primarily due to an increase in average debt outstanding driven by the acquisition of IRPF Properties and an increase in average interest rates.

Interest and other income. Interest and other income decreased $255 in 2022 compared to 2021 primarily due to a decrease in non-operating income.

Comparison of the Years ended December 31, 2021 and 2020

A total of 44 investment properties that were acquired on or before January 1, 2020 and classified as held and used at December 31, 2021 represent our “same store” properties during the years ended December 31, 2021 and 2020. “Non-same store,” as reflected in the table below, consists of properties sold after January 1, 2020. For the years ended December 31, 2021 and 2020, three properties constituted non-same store properties.

The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2021 and 2020, along with a reconciliation to net loss, calculated in accordance with GAAP.

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

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the year ended December 31, 2021 with the results of the same investment properties owned during the year ended December 31, 2020, property income increased $6,268, and total property operating expenses including real estate tax expense increased $2,191.

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

Leasing Activity

The following table sets forth leasing activity during the year ended December 31, 2022. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Improvements per Square Foot
Comparable Renewal Leases	102	990,242	$12.80	$12.66	1.1%	5.0	$0.43
Comparable New Leases	5	7,637	$29.47	$24.73	19.1%	6.1	$24.01
Non-Comparable New and Renewal Leases (a)	69	332,786	$15.27	N/A	N/A	8.2	$14.02
Total	176	1,330,665

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

Our FFO and MFFO for the years ended December 31, 2022, 2021 and 2020 are calculated as follows (Dollar amounts in thousands):

		For the year ended December 31,
		2022	2021	2020
	Net loss	$(12,618)	$(2,503)	$(10,388)
Add:	Depreciation and amortization related to investment properties	55,319	48,906	52,834
	Funds from operations (FFO)	42,701	46,403	42,446

Less:	Amortization of acquired market lease intangibles, net	(818)	(773)	(2,073)
	Straight-line income, net	37	362	(965)
	Modified funds from operations (MFFO)	$41,920	$45,992	$39,408

Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Our significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2022 Notes to Consolidated Financial Statements in Item 15. We have identified Impairment of Investment Properties as a critical accounting policy.

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

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2022 Notes to Consolidated Financial Statements in Item 15.

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

As of December 31, 2022, we had outstanding debt of $856.7 million, excluding mortgage premium and unamortized debt issuance costs, bearing interest rates ranging from 3.17% to 6.12% per annum. The weighted average interest rate was 4.40%, which includes the effect of interest rate swaps. As of December 31, 2022, the weighted average years to maturity for our mortgages and credit facility payable was 3.6 years.

As of December 31, 2022, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $112.3 million and a fair value of $102.5 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $2.7 million at December 31, 2022. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $2.8 million at December 31, 2022.

At December 31, 2022, we had $152.0 million of debt or 17.7% of our total debt, excluding mortgage premium and unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 6.09% per annum. We had variable rate debt subject to swap agreements of $592.3 million, or 69.1% of our total debt, excluding mortgage premium and unamortized debt issuance costs, at December 31, 2022.

If interest rates on all debt which bears interest at variable rates as of December 31, 2022 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.5 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2022 decreased by 1% (100 basis points), interest expense would increase earnings and cash flows by the same amount.

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

In July 2017, the Financial Conduct Authority, the authority which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. Subsequently, in November 2020, the Intercontinental Exchange (“ICE”) Benchmark Administration Limited (“IBA”), the administrator of LIBOR, announced that it would consult on its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021 and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. While we expect the tenors of LIBOR that would be relevant to the Company to be available in substantially their current forms through June 30, 2023, it is possible that one or more of such LIBOR tenors will become unavailable prior to that time.

On February 3, 2022, we refinanced our Credit Facility, and the interest rate benchmark used in this agreement has changed from LIBOR to SOFR. On December 1, 2022, we amended our Credit Facility, and the interest rate benchmark used in this agreement has changed from LIBOR to SOFR. On the same date, we also amended the mortgage and associated interest swap agreements for one of the two remaining mortgages that was indexed to LIBOR to now be indexed to SOFR. The last remaining mortgage still indexed to LIBOR matures on July 1, 2023, which is when LIBOR is expected to convert to SOFR. We expect to pay off that loan in advance of that date.

Derivatives

For information related to derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our December 31, 2022 Notes to Consolidated Financial Statements in Item 15.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

We entered into a Third Amended and Restated Business Management Agreement with our Business Manager on March 23, 2023, which will take effect on April 1, 2023. For a description of the Second Amended and Restated Business Management Agreement, see “Item 13. Certain Relationships and Related Transactions, and Director Independence - Business Management Agreement” below in this Annual Report. For a description of the material differences between our Second Amended and Restated Business Management Agreement and our Third Amended and Restated Business Management Agreement that will supersede it on April 1, 2023, please see Note 16 – “Subsequent Events - Third Amended and Restated Business Management Agreement” that is included in our December 31, 2022, Notes to Consolidated Financial Statements in Item 15 of this Annual Report. To see the Third Amended and Restated Business Management Agreement in its entirety, please see Exhibit 10.25 in the Exhibit Index to this Annual Report and the corresponding copy of the agreement included as an exhibit to this Annual Report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their positions and ages are as follows:

Name	Age*	Position
Daniel L. Goodwin	79	Chairman of the Board
Lee A. Daniels	80	Lead Independent Director
Stephen L. Davis	65	Independent Director
Gwen Henry	82	Independent Director
Bernard J. Michael	63	Independent Director
Mitchell A. Sabshon	70	Director, President and Chief Executive Officer
Catherine L. Lynch	64	Chief Financial Officer
Daniel Zatloukal	42	Senior Vice President
Judith Fu	61	Vice President
Cathleen M. Hrtanek	46	Secretary
* As of January 1, 2023

Daniel L. Goodwin, 79. Director and the chairman of our board since July 2012. Mr. Goodwin has also served as a director of the Business Manager since August 2011. Mr. Goodwin is the Chairman and CEO of Inland, headquartered in Oak Brook, Illinois. Inland is comprised of separate real estate investment and financial companies with managed assets with a value of approximately $10.5 billion, doing business nationwide with a presence in 43 states, as of December 31, 2021. Inland owns and manages properties in all real estate sectors, including retail, office, industrial and apartments. Mr. Goodwin owns a majority of the equity interests in The Inland Group, LLC and is its controlling member and has served as its Chairman and CEO since its founding. The Inland Group, LLC is the indirect parent of IREIC and our business manager and real estate manager. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by The Inland Group LLC. In addition, Mr. Goodwin has served as the chairman of the board of Inland Mortgage Investment Corporation since March 1990, chairman, director and chief executive officer of Inland Bancorp, Inc., a bank holding company, since January 2001 and chairman of the board of IREIC since January 2017. Mr. Goodwin also served as a director of Inland Real Estate Corporation (n/k/a IRC Retail Centers LLC) (“IRC”) from 2001 until its merger in March 2016, and served as its chairman of the board from 2004 to April 2008. Mr. Goodwin served as a director and the chairman of the board of Inland Residential Properties Trust, Inc. (“IRPT”) and as a director and the chairman of the board of the IRPT business manager, both from December 2013 until each company’s liquidation and dissolution in October 2019. Mr. Goodwin has served as chairman of Inland InPoint Advisor, LLC since October 2016, as a director and chairman of the board of MH Ventures Fund II, Inc. and its business manager, since September 2020, and as a director of IPCC since 2004. He also served as the chairman of the National Association of Real Estate Investment Trusts Public Non-Listed REIT Council from January 2010 through December 2017, and as a past Vice Chairman of the Chicago Better Government Association.

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

Education. Mr. Goodwin obtained his bachelor’s degree from Northeastern Illinois University in Chicago and his master’s degree from Northern Illinois University in DeKalb. Following graduation, he taught for five years in the Chicago Public Schools. Mr. Goodwin has served as a member of the Board of Governors of Illinois State Colleges and Universities, vice chairman of the Board of Trustees of Benedictine University, vice chairman of the Board of Trustees of Springfield College, and chairman of the Board of Trustees of Northeastern Illinois University.

Our board believes that Mr. Goodwin’s 50 years of experience in real estate investing, commercial real estate brokerage, real estate securities, land development, construction and mortgage banking and commercial lending, make him well qualified to serve as a member of our board of directors.

Lee A. Daniels, 80. Independent director since February 2012 and Lead Independent Director since September 2017. Mr. Daniels served as Chairman of our board's Nominating and Corporate Governance Committee from 2015 until November 2022 and remains a member of that committee as well as our board's Audit Committee. Mr. Daniels served on the Board of Trustees of Kite Realty Group ("Kite") from 2014 to 2021 and was s a member of the Kite Corporate Governance and Nominating Committee. Mr. Daniels served on the board of directors of Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”) from its inception in 2008 until its merger with Kite in 2014.

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

Stephen L. Davis, 65. Independent director since February 2012. Mr. Davis serves as a member of the Audit Committee and has been the Chairman of the Nominating and Corporate Governance Committee since November 2022. Mr. Davis has served as a member of the board of directors of Heska Corporation (NASDAQ: HSKA) since August 2020 and as a member of that company’s audit committee and as the chair of its corporate governance committee in each case since February 2021. Mr. Davis has over 30 years of experience in real estate development. Mr. Davis has been the president of The Will Group, Inc., a construction company, since founding the company in 1986. In his position with The Will Group, Mr. Davis was instrumental in the construction of Kennedy King College campus, located in Chicago, Illinois, and the coordination of the "Plan For Transformation" for Altgeld Gardens, a public housing development located in Chicago, Illinois. Since October 2003, Mr. Davis has also overseen property management operations for several properties owned by a family-owned real estate trust.

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

Gwen Henry, 82. Independent director since February 2012. Ms. Henry serves as Chairman of the Audit Committee and a member of the Nominating and Corporate Governance Committee. Ms. Henry currently serves as the Treasurer of DuPage County, Illinois, a position she has held since December 2006. In this position, Ms. Henry is responsible for the custody and distribution of DuPage County funds. In addition, from April 1981 to 2019, Ms. Henry was a partner at Dugan & Lopatka, a regional accounting firm, and a member of the firm’s controllership and consulting services practice, where she specialized in financial consulting and tax and business planning for privately-held companies. Since December 2009, Ms. Henry has also served as a member of the Illinois Municipal Retirement Fund, a $52 billion fund which has investments in excess of $1.2 billion allocated to real estate. She currently serves as chair of the investment committee, and is a member of the audit committee and the legislative committee of the fund.

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

Bernard J. Michael, 63. Independent director since September 2014. Mr. Michael serves as a member of the Audit Committee and, since September 2017, the Nominating and Corporate Governance Committee. Mr. Michael is a managing partner and founding member of AWH Partners, LLC, a privately held real estate investment, development and management firm. Since 2010, AWH has completed in excess of $1.4 billion of hotel investments, and is managing or has completed hotel redevelopment projects totaling more than $300 million. In early 2012, AWH acquired Lane Hospitality, which it rebranded as Spire Hospitality, a top-tier national hospitality platform formed in 1980.

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

Mitchell A. Sabshon, 70. Director since September 2014, our chief executive officer since April 2014 and our president since December 2016. Mr. Sabshon has also served as a director and president of the Business Manager since October 2013 and December 2016, respectively. Mr. Sabshon is also currently the chief executive officer, president and a director of IREIC, positions he has held since August 2013, January 2014 and September 2013, respectively. He is a director, the president and chief executive officer of the IRPT business manager since December 2013 and was a director and the president and chief executive officer of IRPT from December 2013 until December 2019. Mr. Sabshon is currently the Chief Executive Officer of Inland Venture Partners, LLC, a position he has held since November 2018, Chief Executive Officer of Inland Ventures MHC Manager, LLC, a position he has held since December 2018, and Chief Executive Officer and director of MH Ventures Fund II, Inc. and its business manager, positions he has held since September 2020. Mr. Sabshon also serves as the chairman of the board of directors and chief executive officer of InPoint Commercial Real Estate Income, Inc. (“InPoint”), positions he has held since September 2016 and October 2016, respectively, and as the chief executive officer of the InPoint advisor since August 2016. Mr. Sabshon has served as a trustee on the board of trustees of Seritage Growth Properties (NYSE: SRG) since April 2022. Mr. Sabshon has also served as a director and chairman of the board of IPCC since September 2013 and January 2015, respectively, and a director of Inland Securities Corporation (“Inland Securities”) since January 2014. He has also served as chief executive officer of Inland Venture Partners, LLC since November 2018.

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

Catherine L. Lynch, 64. Our chief financial officer since April 2014 and treasurer since April 2018, and a director of the Business Manager since August 2011, Ms. Lynch joined Inland in 1989 and has been a director of The Inland Group LLC since June 2012. She serves as the treasurer and secretary (since January 1995), the chief financial officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and chief financial officer and secretary (since June 1995) of Inland Securities. She also served as the chief financial officer of IRPT and the IRPT business manager from December 2013 until October 2019. She also served as the treasurer of the IRPT business manager from December 2013 to October 2014. Ms. Lynch also serves as the chief financial officer and treasurer (since October 2016) of InPoint and as the chief financial officer and treasurer of the InPoint advisor (since August 2016). Ms. Lynch also has served as a director of IPCC since May 2012. Ms. Lynch served as the treasurer of Inland Capital Markets Group, Inc. from January 2008 until October 2010, as a director and treasurer of Inland Investment Advisors, LLC from June 1995 to December 2014 and as a director and treasurer of Inland Institutional Capital, LLC from May 2006 to December 2014. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch received her bachelor degree in accounting from Illinois State University in Normal. Ms. Lynch is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Ms. Lynch also is registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”) as a financial operations principal.

Daniel Zatloukal, 42. Our senior vice president since December 2021, Mr. Zatloukal also serves as executive vice president and head of asset and portfolio management for all investment programs sponsored by our sponsor, Inland Real Estate Investment Corporation (“IREIC”), positions he has held since 2015. He also serves as senior vice president of IPCC, an affiliate of IREIC, a position he has held since 2014. IPC offers replacement properties for Section 1031 exchange transactions as well as multiple-owner real estate investment solutions and as of September 30, 2021, has sponsored 279 private placement programs and has more than $9 billion in assets under management. Mr. Zatloukal was president of Inland Investment Real Estate Services, Inc. from October 2015 through June 2017 and was responsible for overseeing all of IREIC’s real estate services group, which includes property management, leasing and asset management for commercial and residential portfolios owned or managed by IREIC and its affiliates. Prior to rejoining Inland at IPC in 2013, Mr. Zatloukal served as vice president of capital markets at Jones Lang LaSalle in Atlanta. He received his bachelor’s degree in finance from the University of Illinois at Urbana-Champaign.

Judith Fu, 61. Our vice president since December 2021, and the vice president of the Business Manager since January 2022. Ms. Fu joined Inland in 2005 and currently also serves as a vice president of IREIC, a position she has held since August 2018. As chief of staff of IREIC, Ms. Fu provides organizational support to the executive management team of IREIC and its subsidiaries so that they are better able to achieve their respective missions, strategic initiatives and financial objectives. Ms. Fu also served as Chief Compliance Officer for the registered investment advisor subsidiaries of Inland Mortgage Corporation from August 2008 to August 2010. In 2010, Ms. Fu began working for IREIC as the executive assistant to its then CEO. While holding this position, she also acted as the chief compliance officer for Inland Institutional Capital Partners from March 2012 to September 2014. Ms. Fu holds FINRA Series 24, 63, 65 and 7 licenses and previously was a licensed managing real estate broker in the State of Illinois. Ms. Fu has a B.S. degree from Loyola University Chicago.

Cathleen M. Hrtanek, 46. Our corporate secretary, and the secretary of the Business Manager, since August 2011. Ms. Hrtanek joined Inland in 2005 and is currently assistant general counsel and vice president of The Inland Real Estate Group, LLC. In her capacity as assistant general counsel, Ms. Hrtanek represents many of the entities that are part of The Inland Real Estate Group of Companies on a variety of legal matters. Ms. Hrtanek also has served as secretary of MH Ventures Fund II, Inc. and its business manager since September 2020, the secretary of the InPoint advisor since August 2016, assistant secretary of InPoint since August 2019, secretary of IRPT and its business manager from December 2013 to October 2019, secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009, secretary of Inland Diversified from September 2008 through July 2014 and its business manager from September 2008 through March 2016, and secretary of IPCC from August 2009 through May 2017. Prior to joining Inland, Ms. Hrtanek was employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois from September 2001 until 2005. Ms. Hrtanek has been admitted to practice law in the State of Illinois. Ms. Hrtanek received her bachelor degree from the University of Notre Dame in South Bend, Indiana and her law degree from Loyola University Chicago School of Law.

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

Nominating and Corporate Governance Committee. Our board has formed a nominating and corporate governance committee consisting of Ms. Henry and Messrs. Daniels, Davis and Michael, each of whom is “independent” within the meaning of the applicable listing standards of the NYSE. Mr. Davis serves as the chairman of this committee. The nominating and corporate governance committee is responsible for, among other things: (1) identifying individuals qualified to serve on the board and the nominating and corporate governance committee and recommending to the board a slate of director nominees for election by the stockholders at the annual meeting; (2) periodically reevaluating any corporate governance policies and principles adopted by the board, including recommending any amendments thereto if appropriate; and (3) overseeing an annual evaluation of the board. The nominating and corporate governance committee is also responsible for considering director nominees submitted by stockholders.

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

Independent Director Compensation

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2022 (Dollar amounts in thousands):

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(2)	Total Compensation
Lee A. Daniels	$95	$24	$—	$—	$—	$3	$122
Stephen L. Davis	$82	$24	$—	$—	$—	$3	$109
Gwen Henry	$95	$24	$—	$—	$—	$3	$122
Bernard J. Michael	$82	$24	$—	$—	$—	$3	$109
(1)
Represents 1,188 restricted shares granted on November 8, 2022 to each director.
(2)
Represents the value of distributions received during the year ended December 31, 2022 on all stock awards received through December 31, 2022.

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

Stock Compensation

On March 21, 2016 the board of directors approved the RSP, which was subsequently approved by the Company’s stockholders at the annual stockholders’ meeting on June 16, 2016. The RSP provides us with the ability to grant awards of restricted shares and restricted share units to directors, officers and employees (if we ever have employees) of us, our affiliate or the Business Manager. Under the RSP, on the date of the annual stockholders’ meeting in 2022, each independent director received an award of restricted shares of common stock having a fair market value as of the date of grant equal to $24,000. Restricted shares and restricted share units issued to independent directors pursuant to these grants vest over a three-year period following the respective date of grant in increments of 33-1/3% per annum, subject to their continued service as directors until each vesting date, and become fully vested earlier upon a liquidity event or upon the termination of a director by reason of his or her death or disability. The total number of common shares granted under the RSP may not exceed 5.0% of our outstanding shares on a fully diluted basis at any time (as such number may be adjusted to reflect any increase or decrease in the number of outstanding shares resulting from a stock split, stock dividend, reverse stock split or similar change in our capitalization).

Other restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or service as a director for any reason other than death or disability or, if applicable, the termination of the business management agreement with the Business Manager. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares have the right to vote such shares and may receive distributions prior to the time that the restrictions on the restricted shares have lapsed. As of December 31, 2022, there were 9,172 unvested restricted shares and no unvested restricted share units outstanding under the RSP.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned by Certain Beneficial Owners and Management

Based on a review of filings with the SEC, the following table reflects the amount of common stock beneficially owned (unless otherwise indicated) by (1) persons that beneficially own more than 5% of the outstanding shares of our common stock; (2) our directors and each nominee for director; (3) our executive officers; and (4) our directors and executive officers as a group. All information is as of March 22, 2023.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Daniel L. Goodwin, Director and Chairman of the Board(3)	298,206	*
Lee A. Daniels, Lead Independent Director(4)	8,307	*
Gwen Henry, Independent Director(5)	6,700	*
Stephen L. Davis, Independent Director(6)	6,537	*
Bernard J. Michael, Independent Director(7)	6,226	*
Mitchell A. Sabshon, Director, President and Chief Executive Officer(8)	2,654	*
Catherine L. Lynch, Chief Financial Officer(9)	931	*
Judith Fu, Vice President(10)	642	*
Cathleen M. Hrtanek, Secretary(11)	222	*
Daniel Zatloukal, Senior Vice President	—	*
All officers and directors as a group (10 persons)	330,425	*
____________

* Less than 1%

(1)
The business address of each person listed in the table is c/o Inland Real Estate Income Trust, Inc., 2901 Butterfield Road, Oak Brook, Illinois 60523.
(2)
All fractional ownership amounts have been rounded to the nearest whole number.
(3)
Mr. Goodwin shares voting and dispositive power with his wife over 5,556 shares. Mr. Goodwin’s beneficial ownership includes 141,582 shares owned by the Goodwin 2012 Descendants Trust, 36,176 shares owned by a 2012 Gift Trust, 18,004 shares owned by another 2012 Gift Trust and 96,889 shares owned by Inland Real Estate Investment Corporation. Mr. Goodwin’s wife, as trustee, has sole voting and investment power over the shares owned by the Goodwin 2012 Descendants Trust. Mr. Goodwin controls the voting and disposition decisions with respect to the shares owned by the two 2012 Gift Trusts and Inland Real Estate Investment Corporation.
(4)
Includes 2,293 unvested restricted shares. Mr. Daniels has sole voting and investment power over all of the shares that he beneficially owns.
(5)
Includes 2,293 unvested restricted shares. Ms. Henry shares voting and dispositive power with her husband over all of the shares that they own.
(6)
Includes 2,293 unvested restricted shares. Mr. Davis has sole voting and investment power over all of the shares that he beneficially owns.
(7)
Includes 2,293 unvested restricted shares. Mr. Michael has sole voting and investment power over all of the shares that he beneficially owns.
(8)
Mr. Sabshon has sole voting and investment power over all of the shares that he beneficially owns.
(9)
Ms. Lynch shares voting and dispositive power with her husband over all of the shares that they own.
(10)
Ms. Fu has sole voting and investment power over all shares that she beneficially owns.
(11)
Ms. Hrtanek has sole voting and investment power over all of the shares that she beneficially owns.

Securities Authorized for Issuance under the RSP

The following table sets forth information regarding securities authorized for issuance under the RSP as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	1,786,570
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	1,786,570

Item 13. Certain Relationships and Related Transactions, and Director Independence

Set forth below is a summary of the material transactions between the Company and various affiliates of IREIC, including the Business Manager and Real Estate Manager, that have occurred since January 1, 2022, or are currently proposed. IREIC is an indirect wholly-owned subsidiary of The Inland Group LLC. Please see the biographical information of our directors and executive officers elsewhere in this Annual Report for information regarding their relationships to Inland, including IREIC and The Inland Group LLC.

Business Management Agreement

We entered into a Second Amended and Restated Business Management Agreement on October 15, 2021, with IREIT Business Manager & Advisor Inc., which serves as the Business Manager with responsibility for overseeing and managing our day-to-day operations. This agreement is described in this section of the Annual Report and will be effective until April 1, 2023, whereupon a Third Amended and Restated Business Management Agreement entered into on March 23, 2023, will take effect. For details regarding certain differences between these two agreements, including changes to certain terms and conditions in the Second Amended and Restated Business Management Agreement, please see Note 16 – “Subsequent Events - Third Amended and Restated Business Management Agreement” that is included in our December 31, 2022, Notes to Consolidated Financial Statements in Item 15 of this Annual Report. To see the Third Amended and Restated Business Management Agreement in its entirety, please see Exhibit 10.25 in the Exhibit Index to this Annual Report and the corresponding copy of the agreement included as an exhibit to this Annual Report.

Subject to satisfying the criteria described below, we pay the Business Manager an annual business management fee equal to 0.65% of our “average invested assets,” payable quarterly in an amount equal to 0.1625% of our average invested assets as of the last day of the immediately preceding quarter; provided that the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount to which it is entitled in any particular quarter, and the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or deferred or accrued, without interest, to be paid at a later point in time. For the year ended December 31, 2022, the Business Manager was entitled to a business management fee of approximately $10.2 million, of which approximately $2.7 million remained unpaid as of December 31, 2022.

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

Upon a “triggering event,” we will pay the Business Manager a subordinated incentive fee equal to 10% of the amount by which (1) the “liquidity amount” (as defined below) exceeds (2) the “aggregate invested capital,” plus the total distributions required to be paid to our stockholders in order to pay them a 7% per annum cumulative, pre-tax non-compounded return on the aggregate invested capital, all measured as of the triggering event. If we have not satisfied this return threshold at the time of the applicable triggering event, the fee will be paid at the time of any future triggering event, provided that we have satisfied the return requirements. We did not experience a “triggering event,” and thus did not incur a subordinated incentive fee, during the year ended December 31, 2022.

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

Real Estate Management Agreement

We have entered into a real estate management agreement with our Real Estate Manager under which our Real Estate Manager and its affiliates manage or oversee each of our real properties. For each property that is managed directly by our Real Estate Manager or its affiliates, we pay the Real Estate Manager a monthly management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other type of property. The Real Estate Manager determines, in its sole discretion, the amount of the management fee payable in connection with a particular property, subject to these limits. For each property that is managed directly by the Real Estate Manager or its affiliates, we pay the Real Estate Manager a separate leasing fee based upon prevailing market rates applicable to the geographic market of that property. If we engage our Real Estate Manager to provide construction management services for a property, we also pay a separate construction management fee based upon prevailing market rates applicable to the geographic market of that property. We also reimburse our Real Estate Manager and its affiliates for property-level expenses that they pay or incur on our behalf, including the salaries, bonuses and benefits of persons performing services for our Real Estate Manager and its affiliates (excluding the executive officers of our Real Estate Manager). For the year ended December 31, 2022, we incurred real estate management fees, construction management fees and leasing fees in an aggregate amount equal to approximately $7.1 million, of which approximately $0.2 million remained unpaid as of December 31, 2022.

Other Fees and Expense Reimbursements

We reimburse the Business Manager, Real Estate Manager and entities affiliated with each of them, such as Inland Real Estate Acquisitions, LLC (“IREA”), Inland Institutional Capital, LLC and their respective affiliates, as well as third parties, for any investment-related expenses they pay in connection with selecting, evaluating or acquiring any investment in real estate assets, regardless of whether we acquire a particular real estate asset. Examples of reimbursable expenses include but are not limited to legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party broker or finder’s fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs. We do not reimburse acquisition expenses in connection with an investment in marketable securities, except that we may reimburse expenses incurred on our behalf and payable to a third party, such as third-party brokerage commissions. On May 17, 2022, we acquired eight retail shopping center properties and incurred less than $0.1 million of acquisition expenses during the year ended December 31, 2022, all of which were capitalized in the accompanying consolidated balance sheets.

We reimburse IREIC, the Business Manager and their respective affiliates, including the service providers, for any expenses that they pay or incur on our behalf in providing services to us, including all expenses and the costs of salaries and benefits of persons performing services for these entities on our behalf (except for the salaries and benefits of persons who also serve as one of our executive officers or as an executive officer of the Business Manager or its affiliates) and expenses ultimately paid to third parties. Expenses include, but are not limited to: expenses incurred in connection with any sale of assets or any contribution of assets to a joint venture; expenses incurred in connection with any liquidity event; taxes and assessments on income or real property and taxes; premiums and other associated fees for insurance policies including director and officer liability insurance; expenses associated with investor communications including the cost of preparing, printing and mailing annual reports, proxy statements and other reports required by governmental entities; administrative service expenses charged to, or for the benefit of, us by third parties; audit, accounting and legal fees charged to, or for the benefit of, us by third parties; transfer agent and registrar’s fees and charges paid to third parties; and expenses relating to any offices or office facilities maintained solely for our benefit that are separate and distinct from our executive offices. During the year ended December 31, 2022, IREIC, the Business Manager and their respective affiliates incurred on our behalf approximately $1.7 million of these expenses, of which approximately $0.2 million had not been reimbursed by us as of December 31, 2022.

Acquisition of Retail Shopping Center Properties from Inland Retail Property Fund, LP

On May 17, 2022, we acquired eight properties (the “IRPF Properties”) for an aggregate purchase price of $278,153,000, excluding closing costs, from certain subsidiaries of Inland Retail Property Fund, LP (the “Sellers”) pursuant to a purchase and sale agreement among the Company and the Sellers. The IRPF Properties are leased primarily to grocery, retail and restaurant tenants. More specifically, seven of the Properties are grocery-anchored. The IRPF Properties are located across seven states and aggregate approximately 686,851 square feet. Inland Retail Property Fund, LP, was a fund managed for third-party investors by an affiliate of IREIC that is also an affiliate of our business manager. This IREIC affiliate is the general partner of the fund and owns a very small equity interest in the fund and its assets that is immaterial to persons related to us. Neither this IREIC affiliate nor any other person related to us received any performance fee or other compensation resulting from the sale of the IRPF Properties to us. Because the acquisition of the IRPF Properties was a related party transaction subject to the First Amended and Restated Related Party Transactions Policy adopted by our board and described below, it was approved by all of our independent directors in accordance with that policy.

Policies and Procedures with Respect to Related Party Transactions

Our board has adopted a First Amended and Restated Related Party Transactions policy effective January 11, 2022, which prohibits us from engaging in the following types of transactions with IREIC-affiliated entities unless a majority of the independent directors, not otherwise interested in the transaction, acting as a group, determines in accordance with Section 2-419 of the Maryland General Corporation Law, or any successor provision thereto, that the transaction is fair and reasonable to the Company:

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

The current version of the policy does not impact agreements or relationships between us and IREIC and its affiliates that already existed when this version of the policy was adopted by our board in January 2022.

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

In making its independence determination with respect to Mr. Michael, the board considered the relationship between AWH Partners, LLC and Inland Private Capital Corporation (IPC), an affiliate of IREIC, and Mr. Michael’s interest in AWH and its affiliated hotel management company. In December 2019, AWH and its affiliates completed a transaction pursuant to which an affiliate of AWH agreed to manage a DoubleTree Hotel in downtown Nashville, Tennessee, owned by third-party investors and controlled by an affiliate of IPC, and to provide disposition and construction management services in exchange for negotiated fees customary in the industry. An affiliate of AWH also made a minority equity investment in the hotel. Mr. Michael has only an indirect interest in this relationship through his minority ownership of AWH and its affiliated management company and is not expected to participate directly in the management of the hotel or AWH’s investment in it. AWH and IPC had also considered a possible similar arrangement with respect to three secondary market select-service hotels, and AWH may enter into similar hotel transactions with affiliates of IPC in the future. Given the small size of the Nashville transaction relative to the size of AWH, the size of Mr. Michael’s indirect financial interest and lack of a direct management role, and the fact that the nature and size of future transactions between AWH and IPC, if any, are uncertain and unknown, the board concluded that Mr. Michael has no material relationship with IPC or IREIC and continues to be an independent director of the Company.

Item 14. Principal Accounting Fees and Services

Fees to Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2022 and 2021, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2022 and 2021 respectively (Dollar amounts in thousands).

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit fees(1)	$769	$634
Audit-related fees	—	—
Tax fees(2)	109	116
All other fees	—	—
Total	$878	$750
____________
(1)
Audit fees consist of fees incurred for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q.
(2)
Tax fees are comprised of tax compliance and tax consulting fees incurred and billed during the respective years.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG, and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2022 and 2021, respectively, were consistent with maintaining KPMG’s independence. Accordingly, the audit committee has approved all of the services provided by KPMG. As a matter of policy, the Company will not engage its primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. The Company also follows limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

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
List of documents filed as part of this report:
(1)
Financial Statements:

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are contained herein on pages 77 – 102 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2022 is submitted herewith.

Real Estate and Accumulated Depreciation (Schedule III).

(3)
Exhibits:

The list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.

(b)
Exhibits:

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)
Financial Statement Schedules:

Refer to Index to Consolidated Financial Statements contained herein on page 74 of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Third Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2022 (file number 000-55146))

3.2

Articles Supplementary relating to the Company’s election to be subject to Section 3-803 of the MGCL (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 28, 2022 (file number 000-55146))

3.3

Fourth Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 6, 2023 (file number 000-55146))

4.1

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 9, 2015 (file number 000-55146))

4.2

Fourth Amended and Restated Share Repurchase Program effective August 12, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 29, 2021 (file number 000-55146))

4.3*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1

Second Amended and Restated Business Management Agreement, dated as of October 15, 2021, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 16, 2022 (file number 000-55146)

10.2

Master Real Estate Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and Inland National Real Estate Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.3

Assignment and Assumption of Master Management Agreement, effective January 1, 2016, by and between Inland National Real Estate Services, LLC and Inland Commercial Real Estate Services LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2016 (file number 000-55146))

10.4

Investment Advisory Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc., IREIT Business Manager & Advisor, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.5

License Agreement, by and between The Inland Real Estate Group, Inc. and Inland Real Estate Income Trust, Inc., effective as of August 24, 2011 (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 25, 2012 (file number 333-176775))

10.6

Loan Agreement, dated December 3, 2015, by and between IREIT Pittsburgh Settlers Ridge, L.L.C. and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.7

Promissory Note, dated December 3, 2015, issued by IREIT Pittsburgh Settlers Ridge, L.L.C. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.8

Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.9

Assignment of Leases, effective December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.10

Guaranty of Recourse Obligations, dated December 3, 2015, by Inland Real Estate Income Trust, Inc. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.11

Unsecured Indemnity Agreement, dated December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. and Inland Real Estate Income Trust, Inc. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.12

Employee and Director Restricted Share Plan of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 17, 2016 (file number 000-55146))

10.13

Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.14

Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.15

Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2018 (file number 000-55146))

10.16

Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2018 (file number 000-55146))

10.17

Inland Real Estate Income Trust, Inc. Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.18

Form of Deferred Compensation Election – Eligible Cash Compensation (incorporated by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.19

Form of Deferred Compensation Election – Eligible Stock Compensation (incorporated by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.20

Second Amended and Restated Credit Agreement, dated as of February 3, 2022, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 9, 2022 (file number 000-55146))

10.21

Subsidiary Guaranty, dated as of February 3, 2022, by certain subsidiaries of Inland Real Estate Income Trust, Inc. parties thereto for the benefit of KeyBank National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 9, 2022 (file number 000-55146))

10.22

Notes, dated February 3, 2022, by Inland Real Estate Income Trust, Inc. for the benefit of Lenders under the Second Amended and Restate Credit Agreement, dated as of February 3, 2022, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders parties thereto (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 16, 2022 (file number 000-55146)

10.23

Purchase and Sale Agreement, dated as of May 5, 2022, by and between the Sellers identified therein and Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 10, 2022 (file number 000-55146))

10.24

First Amendment, dated as of May 17, 2022, to Second Amended and Restated Credit Agreement, dated as of February 3, 2022, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lender parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 20, 2022 (file number 000-55146))

10.25*	Third Amended and Restated Business Management Agreement, effective April 1, 2023, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc.

14.1

Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2013 (file number 000-55146))

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Schema Document

101.LAB	Inline XBRL Taxonomy Extension Schema Document

101.PRE	Inline XBRL Taxonomy Extension Schema Document

104	Inline XBRL Taxonomy Extension Schema Document

* Filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

By:	/s/ Mitchell A. Sabshon
Name:	Mitchell A. Sabshon
President and Chief Executive Officer
Date:	March 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Daniel L. Goodwin	Director and Chairman of the Board	March 23, 2023
Name:	Daniel L. Goodwin

By:	/s/ Mitchell A. Sabshon	Director, President and Chief Executive Officer (principal executive officer)	March 23, 2023
Name:	Mitchell A. Sabshon

By:	/s/ Catherine L. Lynch	Chief Financial Officer and Treasurer	March 23, 2023
Name:	Catherine L. Lynch	(principal financial officer)

By:	/s/ Lee A. Daniels	Director	March 23, 2023
Name:	Lee A. Daniels

By:	/s/ Stephen Davis	Director	March 23, 2023
Name:	Stephen Davis

By:	/s/ Gwen Henry	Director	March 23, 2023
Name:	Gwen Henry

By:	/s/ Bernard J. Michael	Director	March 23, 2023
Name:	Bernard J. Michael

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Inland Real Estate Income Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inland Real Estate Income Trust, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Identification of impairment triggering events for its investment properties held and used

The Company assesses the carrying values of its respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As discussed in Note 2 to the consolidated financial statements, recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review its assets for recoverability, the Company considers current market conditions, as well as its intent with respect to the holding or disposing of the asset. Investment properties held and used, net as of December 31, 2022 was $1.240 billion, or 88% of total assets.

We identified the Company’s identification of events or changes in circumstances that indicate the carrying value of investment properties held and used may not be recoverable as a critical audit matter. Subjective and challenging auditor judgment, as well as knowledge and experience in the industry, was required to evaluate the Company’s identification of indicators of potential impairment. In particular, as part of its evaluation of indicators of potential impairment for investment properties held and used, judgments include 1) the likelihood that an asset will be sold before the end of its previously estimated holding period, and 2) changes in market conditions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s consideration of certain of the individual real estate properties for potential impairment indicators by:

•
Inquiring of Company officials and inspecting meeting minutes of the board of directors to evaluate the likelihood that a property will be sold before the end of its previously estimated useful life.

•
Inquiring and obtaining representation from the Company regarding the status and evaluation of any potential disposal of properties. We corroborated that information with others in the organization who are responsible for, and have authority over, disposition activities.

•
Examining the Company’s analysis of internal financial information for indications of a decrease in the fair value of the Company’s properties resulting from continued decline in operating performance of the Company’s properties.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Chicago, Illinois

March 23, 2023

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Assets:
Investment properties held and used:
Land	$330,456	$267,946
Building and other improvements	1,198,309	993,129
Total	1,528,765	1,261,075
Less accumulated depreciation	(288,863)	(245,532)
Net investment properties held and used	1,239,902	1,015,543
Cash and cash equivalents	4,857	8,229
Restricted cash	477	5,154
Accounts and rent receivable	20,114	18,560
Acquired lease intangible assets, net	76,961	58,203
Operating lease right-of-use asset, net	14,153	14,570
Other assets	42,774	6,448
Total assets	$1,399,238	$1,126,707

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$852,345	$595,542
Accounts payable and accrued expenses	10,265	9,089
Operating lease liability	24,716	24,396
Distributions payable	4,907	4,888
Acquired intangible liabilities, net	43,339	37,918
Due to related parties	4,034	2,537
Other liabilities	8,574	14,414
Total liabilities	948,180	688,784

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,184,058 and 36,040,928 shares issued and outstanding as of December 31, 2022 and 2021, respectively	36	36
Additional paid in capital	814,949	811,233
Accumulated distributions and net loss	(398,097)	(365,877)
Accumulated other comprehensive income (loss)	34,170	(7,469)

Total stockholders’ equity	451,058	437,923
Total liabilities and stockholders’ equity	$1,399,238	$1,126,707

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands, except per share amounts)

For the years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Income:
Rental income	$133,432	$118,957	$115,527
Other property income	214	183	162
Total income	133,646	119,140	115,689

Expenses:
Property operating expenses	25,073	21,649	19,416
Real estate tax expense	17,210	14,388	14,505
General and administrative expenses	5,400	4,784	5,206
Business management fee	10,212	8,950	8,924
Depreciation and amortization	55,319	48,906	52,834
Total expenses	113,214	98,677	100,885

Other Income (Expense):
Interest expense	(33,069)	(23,240)	(25,349)
Interest and other income	19	274	157
Net loss	$(12,618)	$(2,503)	$(10,388)

Net loss per common share, basic and diluted	$(0.35)	$(0.07)	$(0.29)

Weighted average number of common shares outstanding, basic and diluted	36,134,801	36,031,088	36,021,040

Comprehensive income (loss):
Net loss	$(12,618)	$(2,503)	$(10,388)
Unrealized gain (loss) on derivatives	40,902	2,445	(16,497)
Reclassification adjustment for amounts included in net loss	737	7,654	5,837
Comprehensive income (loss)	$29,021	$7,596	$(21,048)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollar amounts in thousands)

For the years ended December 31, 2022, 2021 and 2020

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	35,799,388	$36	$805,722	$(338,331)	$(6,908)	$460,519

Distributions declared ($0.226875 per share)	—	—	—	(8,173)	—	(8,173)
Rescission of Q1 2020 distribution (see Note 9)	—	—	—	8,173	—	8,173
Proceeds from distribution reinvestment plan	225,940	—	4,547	—	—	4,547
Shares repurchased	(6,730)	—	(127)	—	—	(127)
Unrealized loss on derivatives	—	—	—	—	(16,497)	(16,497)
Reclassification adjustment for amounts included in net loss	—	—	—	—	5,837	5,837
Equity based compensation	3,770	—	68	—	—	68
Net loss	—	—	—	(10,388)	—	(10,388)

Balance at December 31, 2020	36,022,368	36	810,210	(348,719)	(17,568)	443,959

Distributions declared ($0.406800 per share)	—	—	—	(14,655)	—	(14,655)
Proceeds from distribution reinvestment plan	207,373	—	3,749	—	—	3,749
Shares repurchased	(192,023)	—	(2,777)	—	—	(2,777)
Unrealized gain on derivatives	—	—	—	—	2,445	2,445
Reclassification adjustment for amounts included in net loss	—	—	—	—	7,654	7,654
Equity based compensation	3,210	—	51	—	—	51
Net loss	—	—	—	(2,503)	—	(2,503)

Balance at December 31, 2021	36,040,928	36	811,233	(365,877)	(7,469)	437,923

Distributions declared ($0.542400 per share)	—	—	—	(19,602)	—	(19,602)
Proceeds from distribution reinvestment plan	371,457	—	7,287	—	—	7,287
Shares repurchased	(232,273)	—	(3,645)	—	—	(3,645)
Unrealized gain on derivatives	—	—	—	—	40,902	40,902
Reclassification adjustment for amounts included in net loss	—	—	—	—	737	737
Equity based compensation	3,946	—	74	—	—	74
Net loss	—	—	—	(12,618)	—	(12,618)

Balance at December 31, 2022	36,184,058	$36	$814,949	$(398,097)	$34,170	$451,058

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

For the years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Cash flows from operating activities:
Net loss	$(12,618)	$(2,503)	$(10,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,319	48,906	52,834
Amortization of debt issuance costs and mortgage premiums, net	2,966	898	614
Amortization of acquired market leases, net	(818)	(773)	(2,073)
Amortization of equity based compensation	74	51	68
Reduction in the carrying amount of the right-of-use asset	417	443	465
Straight-line income, net	(705)	(442)	(1,769)
Other non-cash adjustments	122	103	55
Changes in assets and liabilities:
Accounts payable and accrued expenses	721	112	328
Accounts and rent receivable	(849)	3,733	(2,158)
Other assets	(3,697)	(983)	(1,067)
Due to related parties	1,452	(2,807)	339
Operating lease liability	320	361	339
Other liabilities	2,083	1,051	(447)
Net cash flows provided by operating activities	44,787	48,150	37,140

Cash flows from investing activities:
Purchase of investment properties	(277,880)	—	—
Proceeds from sale of investment properties	—	—	37,255
Capital expenditures	(12,404)	(5,883)	(4,021)
Other assets	(221)	—	—
Net cash flows (used in) provided by investing activities	(290,505)	(5,883)	33,234

Cash flows from financing activities:
Payment of credit facility	(24,444)	(8,097)	(83,022)
Proceeds from credit facility	422,444	72,097	31,000
Payment of mortgages payable	(138,250)	(98,074)	(928)
Proceeds from the distribution reinvestment plan	7,287	3,749	4,547
Shares repurchased	(3,645)	(2,777)	(2,405)
Distributions paid	(19,583)	(9,767)	(10,841)
Payment of debt issuance costs	(5,913)	—	(273)
Early termination of interest rate swap agreements, net	(227)	—	—
Net cash flows provided by (used in) financing activities	237,669	(42,869)	(61,922)

Net (decrease) increase in cash, cash equivalents and restricted cash	(8,049)	(602)	8,452
Cash, cash equivalents and restricted cash, at beginning of the year	13,383	13,985	5,533
Cash, cash equivalents and restricted cash, at end of the year	$5,334	$13,383	$13,985

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollar amounts in thousands)

For the years ended December 31, 2022, 2021 and 2020

Supplemental disclosure of cash flow information:	2022	2021	2020
In conjunction with the purchase of investment property, the Company acquired assets and assumed liabilities as follows:
Land	$62,510	$—	$—
Building and improvements	192,722	—	—
Acquired lease intangible assets	33,285	—	—
Acquired intangible liabilities	(9,654)	—	—
Assumed liabilities, net	(983)	—	—
Purchase of investment properties	$277,880	$—	$—

Cash paid for interest, net of amounts capitalized	$27,421	$22,456	$24,651

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$253	$199	$96

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

NOTE 1 – ORGANIZATION

Inland Real Estate Income Trust, Inc. (the “Company”) was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. The Company is primarily focused on acquiring and owning retail properties and targets a portfolio substantially all of would be comprised of grocery-anchored properties. The Company has invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets if its management believes the expected returns from those investments exceed that of retail properties. The Company also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

The Company has no employees. The Company is managed by IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), pursuant to a Business Management Agreement with the Business Manager.

On February 11, 2019, the Company’s board of directors approved a strategic plan with the goals of providing future liquidity to investors and creating long-term stockholder value. The strategic plan centers around owning a portfolio of grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, the Company's management team continually evaluates possibilities for the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. As part of this strategy, the Company’s management team and board sold three properties in January 2020, as further described in Note 5 – “Dispositions,” using the proceeds to pay down the Revolving Credit Facility. On May 17, 2022, the Company purchased a portfolio of eight properties from certain subsidiaries of Inland Retail Property Fund, LP as described in Note 4 – "Acquisitions." Seven of the eight properties are grocery-anchored.

In connection with the strategic plan, the Company’s share repurchase program (as amended, the “SRP”) was amended and restated, effective March 21, 2019, and the Business Management Agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all future acquisition and disposition fees. On March 3, 2020, the Company’s SRP was amended and restated (the “Third A&R SRP”), which became effective on April 10, 2020, as further described below in Note 3 – “Equity”. The Board considered the Company’s strategic initiatives and believed that the change in the Third A&R SRP that lowered the price paid for “Exceptional Repurchases” would permit the Company to preserve and deploy capital and help to position the Company to achieve its objective of maximizing stockholder value over the long term. The strategic plan may further evolve or change over time. Although the Company is not actively pursuing any new acquisitions as of the date of this annual report, if the Company were to have the requisite capital and financing available to it, it may opportunistically acquire retail properties that management believes complement its existing portfolio in terms of relevant characteristics such as tenant mix, demographics and geography and are consistent with the Company's plan to own a portfolio substantially all of which is comprised of grocery-anchored or shadow-anchored properties. Management may also consider other transactions, such as redeveloping certain properties or portions of certain properties, for example, big-box spaces, to repurpose them for alternative commercial or multifamily residential uses. The timing of the completion of the strategic plan has already extended beyond the management's original expectations and cannot be predicted with certainty. There is no assurance the Company will be able to successfully implement its strategic plan, for example by making strategic sales or purchases of properties or listing the Company’s common stock, within any timeframe the Company might prefer or at all.

On March 6, 2023, as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on the same date, the Company announced that the Company’s board of directors unanimously approved: (i) an estimated per share net asset value (the “Estimated Per Share NAV”) as of December 31, 2022; (ii) the same per share purchase price for shares issued under the Company’s distribution reinvestment plan (as amended, the “DRP”) beginning with the first distribution payment to stockholders upon resumption of distributions and the DRP until the Company announces a new Estimated Per Share NAV, and (iii) that, in accordance with the SRP, beginning with repurchases in April 2023 and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases and “exceptional repurchases” will be repurchased at 80% of the Estimated Per Share NAV.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

At December 31, 2022, the Company owned 52 retail properties, totaling 7,168,022 square feet. The properties are located in 24 states. At December 31, 2022, the portfolio had a weighted average physical occupancy of 93.0% and economic occupancy of 93.5%.

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

Significant Risks and Uncertainties related to COVID-19 Pandemic

Due to the COVID-19 pandemic, a number of the Company's tenants had temporarily closed their stores during 2020 and requested rent deferral or rent abatement. The Company has been collecting this deferred rent during the years ended December 31, 2021 and 2022. The Company’s deferred rent balance is $35 at December 31, 2022, which is significantly lower than the deferred rent balance of $399 at December 31, 2021 due primarily to collections during the year ended December 31, 2022.

The extent to which the COVID-19 pandemic further impacts the Company’s operations and those of the Company's tenants will depend on future developments, including the impact of the Delta, Omicron or other variants of COVID-19 in the U.S. The impact cannot be predicted with confidence, including the scope, severity and duration of the pandemic’s variants, the actions taken to contain the pandemic’s variants or mitigate their impact, and the direct and indirect economic effects of the pandemic’s variants and containment measures, among others.

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

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

between the fair value and the stated value is recorded as a discount or premium and amortized over the remaining term using the effective interest method.

Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase price unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The Company’s policy is to record earnout components when estimable and probable. At December 31, 2022, there is no earnout liability outstanding.

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

The use of projected future cash flows is based on assumptions that are consistent with management's estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However, assumptions and estimates about future cash flows, including comparable sales values, discount rates, capitalization rates, revenue and expense growth rates and lease-up assumptions which impact the discounted cash flow approach to determining value are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analysis could impact these assumptions and result in future impairment charges of real estate properties.

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

During the years ended December 31, 2022, 2021 and 2020 the Company did not record any impairment charges.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Restricted Cash

Amounts included in restricted cash represent those required to be set aside by lenders for real estate taxes, insurance, capital expenditures and tenant improvements on the Company's existing properties. These amounts also include post close escrows for tenant improvements, leasing commissions, master lease, general repairs and maintenance, and are classified as restricted cash on the Company’s consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	December 31,
	2022	2021
Cash and cash equivalents	$4,857	$8,229
Restricted cash	477	5,154
Total cash, cash equivalents, and restricted cash	$5,334	$13,383

Accounts and Rents Receivable

The Company takes into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding and payment history of the tenant. The Company includes both billed and accrued charges in its evaluation of the collectability of a tenant’s receivable balance. For tenant receivables that the Company determines to be uncollectable, the Company records an offset for uncollectable tenant revenues directly to rental income.

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

December 31, 2022

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

Depreciation expense was $43,331, $37,806 and $37,495 for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of leasing fees were $876, $731, and $615 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

December 31, 2022

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

The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and amounts due are considered collectable. Such termination fees are recognized on a straight-line basis over the remaining lease term in rental income.

As a lessor, the Company defers the recognition of contingent rental income, such as percentage rent, until the specified target that triggered the contingent rental income is achieved.

Equity-Based Compensation

The Company has restricted shares and units outstanding at December 31, 2022 and 2021. The Company recognizes expense related to the fair value of equity-based compensation awards as general and administrative expense on the consolidated statements of operations and comprehensive loss. The Company primarily recognizes expense based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period and adjusts expense for forfeitures as they occur. See Note 8 – "Equity-Based Compensation" for further information.

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

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

was not contemplated by the contract). Both lessees and lessors may make this election. The Company has elected to apply such relief and will avail itself of the election to avoid performing a lease by lease analysis.

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. On March 2, 2023, the Company’s board of directors determined an estimated per share NAV of the Company’s common stock as of December 31, 2022. The previously estimated per share NAV of the Company’s common stock as of December 31, 2021 was established on March 4, 2022.

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

Distributions reinvested through the DRP were $7,287, $3,749 and $4,547 for the years ended December 31, 2022, 2021 and 2020, respectively. The DRP was suspended during a majority of 2020 and the first half of 2021 as discussed in Note 1 – “Organization.”

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

The Third A&R SRP provides the Company’s board of directors with the discretion to reduce the funding for share repurchases. The Third A&R SRP limits the dollar amount for any repurchases made by the Company each calendar quarter to an amount equal to a percentage of the net proceeds from the DRP during the applicable quarter determined in the sole discretion of the board on a quarterly basis but that will not be less than 50%. The Company continues to limit the number of shares repurchased during any calendar year to 5% of the number of shares outstanding on December 31st of the previous calendar year, as adjusted for any stock splits or other combinations. The Company’s board of directors suspended the SRP effective June 26, 2020.

On June 29, 2021, the Company announced the lifting of the suspension of its share repurchase program and adopted the fourth amendment and restatement of the SRP. The effective date of the reinstatement and the Fourth Amended and Restated Share Repurchase Program (the “Fourth SRP”) was August 12, 2021.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

Pursuant to the Fourth SRP, any written request for treatment as an Exceptional Repurchase due to the death or qualifying disability of an owner that occurred between June 1, 2019 and May 31, 2020 (inclusive) was timely if received by the Company no later than January 31, 2022, and any written request for treatment as an Exceptional Repurchase due to the death or qualifying disability of an owner that occurred between June 1, 2020 and July 31, 2021, (inclusive) was timely if received by the Company no later than July 31, 2022.

If either or both of the repurchase limitations prevent the Company from repurchasing all of the shares offered for repurchase during a calendar quarter, the Company will repurchase shares, on a pro rata basis within each category below, in accordance with the repurchase limitations in the following order: (a) first, all Exceptional Repurchases and (b) second, all ordinary repurchases. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole discretion, may, at any time, amend, suspend or terminate the SRP. For any quarter ended, unfulfilled repurchase requests will be included in the list of requests for the following quarter unless the request is withdrawn in accordance with the SRP. However, each stockholder who has submitted a repurchase request must submit an acknowledgment annually after the Company publishes a new estimated value per share acknowledging, among other things, that the stockholder wishes to maintain the request. If the Company does not receive the acknowledgment prior to the repurchase date, it will deem the request to have been withdrawn.

Repurchases through the SRP were $3,645, $2,777 and $127 for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022 and 2021, the liability related to the SRP was $0. See Note 1 – “Organization” for further discussion on the suspension during 2020 and resumption during 2021 of the SRP.

NOTE 4 – ACQUISITIONS

2022 Acquisitions

On May 17, 2022, the Company acquired a portfolio of eight properties (the “IRPF Properties”) from certain subsidiaries of Inland Retail Property Fund, LP (the “Seller”). The acquisition of the IRPF Properties is referred to herein as the “Transaction.” The IRPF Properties are leased primarily to grocery, retail and restaurant tenants. More specifically, seven of the IRPF Properties are grocery-anchored. The IRPF Properties are located across seven states and aggregate approximately 686,851 square feet. The Seller is a fund managed by an affiliate of the Company’s sponsor and business manager. Because the Transaction was a related party transaction, it was approved by all of the Company’s independent directors.

The following table provides further details of the properties acquired during the year ended December 31, 2022:

Date Acquired	Property Name	Number of Transactions	Number of Properties	Square Footage	Purchase Price (a)
5/17/2022	IRPF Properties	1	8	686,851	$278,153
				686,851	$278,153
(a)
Contractual purchase price excluding closing credits.

The above acquisition was accounted for as an asset acquisition. For the year ended December 31, 2022, the Company incurred $710 of total acquisition costs. All of the acquisition costs are capitalized in the accompanying consolidated balance sheets. These costs include third party due diligence costs such as appraisals, environmental studies, and legal fees as well as time and travel expense reimbursements to the Sponsor and its affiliates.

For properties acquired during the year ended December 31, 2022, the Company recorded total income of $14,640 and property net income of $9,286.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

The following table presents certain additional information regarding the Company’s acquisitions during the year ended December 31, 2022. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Year Ended December 31,
2022
Land	$62,510
Building and improvements	192,722
Acquired lease intangible assets	33,285
Acquired intangible liabilities	(9,654)
Assumed liabilities, net	(983)
Total	$277,880

NOTE 5 – DISPOSITIONS

In connection with the strategic plan, the Company completed the sale of three properties in January 2020, generating proceeds of $37,255 net of selling costs.

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Intangible assets:
Acquired in-place lease value	$183,305	$156,918
Acquired above market lease value	52,640	45,742
Accumulated amortization	(158,984)	(144,457)
Acquired lease intangibles, net	$76,961	$58,203
Intangible liabilities:
Acquired below market lease value	$79,914	$70,260
Accumulated amortization	(36,575)	(32,342)
Acquired below market lease intangibles, net	$43,339	$37,918

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

Amortization pertaining to acquired in-place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

Amortization recorded as amortization expense:	2022	2021	2020
Acquired in-place lease value	$11,112	$10,369	$14,724
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(3,415)	$(2,966)	$(3,089)
Acquired below market leases	4,233	3,739	5,162
Net rental income increase	$818	$773	$2,073

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2022 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2023	$10,861	$3,561	$3,639
2024	9,273	3,323	3,509
2025	6,873	2,937	3,263
2026	5,121	2,510	3,125
2027	3,666	1,860	2,895
Thereafter	16,823	10,153	26,908
Total	$52,617	$24,344	$43,339

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of December 31, 2022 and 2021, the Company had the following mortgages and credit facility payable:

	December 31, 2022		December 31, 2021
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$112,345	3.84%	$118,463	3.88%
Variable rate mortgages payable with swap agreements	67,348	3.71%	198,796	3.42%
Variable rate mortgages payable	—	0.00%	684	1.70%
Mortgages payable	$179,693	3.79%	$317,943	3.59%
Credit facility payable	677,000	4.56%	279,000	3.03%
Total debt before unamortized mortgage premiums and debt issuance costs including impact of interest rate swaps	$856,693	4.40%	$596,943	3.33%
Add: Unamortized mortgage premiums	—		17
Less: Unamortized debt issuance costs	(4,348)		(1,418)
Total debt	$852,345		$595,542

The Company’s indebtedness bore interest at a weighted average interest rate of 4.40% per annum at December 31, 2022, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding mortgage premium and unamortized debt issuance costs was $856,693 and $596,943 as of December 31, 2022 and 2021, respectively, and its estimated fair value was $847,652 and $591,089 as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, scheduled principal payments and maturities on the Company’s debt were as follows:

	December 31, 2022
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2023	$326	$41,348	$—	$41,674
2024	341	—	—	341
2025	295	92,656	—	92,951
2026	—	44,727	102,000	146,727
2027	—	—	575,000	575,000
Thereafter	—	—	—	—
Total	$962	$178,731	$677,000	$856,693

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

Credit Facility Payable

On February 3, 2022, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”) with KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders from time to time parties to the Credit Agreement (the “Credit Facility”). Pursuant to the Credit Agreement, the aggregate total commitments under the Credit Facility were increased from $350,000 to $475,000. The Company’s Credit Facility consists of the “Revolving Credit Facility” providing revolving credit commitments in an aggregate amount of $200,000 and a term loan facility (the term loans funded under such commitments, the “Term Loan”) providing term loan commitments in an aggregate amount of $275,000 (increased from $150,000). On May 17, 2022, the Company entered into a First Amendment to Credit Agreement Regarding Incremental Term Loans (the “First Amendment”), amending the terms of the Credit Agreement primarily to draw an additional $300,000 to fund the acquisition of investment properties during May 2022 discussed in “Note 4 – Acquisitions.” The Credit Agreement provides the Company with the ability from time to time to increase the size of the Credit Facility up to a total of $1,200,000, subject to certain conditions.

At December 31, 2022, the Company had $102,000 outstanding under the Revolving Credit Facility and $575,000 outstanding under the Term Loan. At December 31, 2022 the interest rates on the Revolving Credit Facility and the Term Loan were 6.12% and 4.28%, respectively. The Revolving Credit Facility matures on February 3, 2026, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions. The Term Loan matures on February 3, 2027. As of December 31, 2022 the Company had a maximum amount of $98,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available. Although all of the amount available under the Revolving Credit Facility is available to pay off existing mortgages, due to the covenant limitations, the Company expects to have substantially less than all $98,000 available to draw or otherwise undertake as additional debt as a result of, among other things, completing the aforementioned Transaction and increasing the amount of the Term Loan.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. At December 31, 2022, there were 46 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of December 31, 2022, the Company is in compliance with all financial covenants related to the Credit Facility as amended.

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2022, the Company was current on all of its debt service payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of December 31, 2022, the weighted average years to maturity for the Company’s mortgages payable was 2.4 years. For mortgage loans maturing in the next twelve months, the Company intends to repay amounts due with cash flows from operating activities, cash on hand or proceeds available under the Revolving Credit Facility.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s interest rate swap contracts outstanding as of December 31, 2022.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value at December 31, 2022
Assets
June 7, 2016	July 1, 2016	July 1, 2023	1-month LIBOR	1.42%	41,348	694
December 5, 2022	December 1, 2022	January 1, 2026	1-month Term SOFR	2.25%	26,000	1,291
February 3, 2022	March 1, 2022	February 3, 2027	1-month Term SOFR	1.69%	90,000	7,127
February 3, 2022	March 1, 2022	February 3, 2027	1-month Term SOFR	1.85%	100,000	7,320
February 3, 2022	March 1, 2022	February 3, 2027	1-month Term SOFR	1.72%	85,000	6,673
May 17, 2022	June 1, 2022	February 3, 2027	1-month Term SOFR	2.71%	60,000	2,467
May 17, 2022	June 1, 2022	February 3, 2027	1-month Term SOFR	2.71%	60,000	2,465
May 17, 2022	June 1, 2022	February 3, 2027	1-month Term SOFR	2.71%	75,000	3,083
May 17, 2022	June 1, 2022	February 3, 2027	1-month Term SOFR	2.77%	55,000	2,154
					$592,348	$33,274

(a)
At December 31, 2022, the one-month LIBOR and the one-month term SOFR were 4.39% and 4.36%, respectively.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	2022	2021	2020
Effective portion of derivatives	$40,902	$2,445	$(16,497)
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$737	$7,654	$5,837

The total amount of interest expense presented on the consolidated statements of comprehensive loss was $33,069, $23,240 and $25,349 for the years ended December 31, 2022, 2021 and 2020, respectively. The location of the net gain or loss reclassified into income from accumulated other comprehensive loss is reported in interest expense on the consolidated statements of comprehensive loss. The amount that is expected to be reclassified from accumulated other comprehensive loss into income in the next 12 months is $13,712.

NOTE 8 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. On November 8, 2022, the Company issued 4,752 restricted shares to its independent directors pursuant to the automatic grant provisions of the RSP, which become

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

vested in equal installments of 33-1/3% on each of the first three anniversaries of November 8, 2022, subject to certain exceptions. In accordance with the RSP, restricted shares were issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares and restricted share units are included in common stock outstanding on the date of the vesting. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $74, $51 and $68 in the aggregate, for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the Company had $119 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.7 years. The total fair value at the vesting date for restricted shares and restricted share units that vested during the years ended December 31, 2022, 2021 and 2020 was $80, $58 and $48, respectively.

A summary of the Company’s restricted share and restricted share unit activity during the years ended December 31, 2022, 2021 and 2020 is as follows:

	Restricted Shares	Restricted Share Units
Outstanding at December 31, 2019	3,906	1,480
Granted (at grant date fair value of $18.15 per share)	4,408	—
Vested	(1,857)	(797)
Outstanding at December 31, 2020	6,457	683
Granted (at grant date fair value of $18.08 per share)	4,425	4
Vested	(2,774)	(435)
Outstanding at December 31, 2021	8,108	252
Granted (at grant date fair value of $20.20 per share)	4,752	4
Vested	(3,688)	(256)
Outstanding at December 31, 2022	9,172	—

NOTE 9 – INCOME TAX AND DISTRIBUTIONS

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, for federal income tax purposes. In order to maintain the Company’s status as a REIT, the Company must annually distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to its stockholders. For the years ended December 31, 2022, 2021 and 2020, the Company’s REIT taxable income (loss) was $59 (unaudited), $4,154 (unaudited) and $(11,950) (unaudited), respectively.

The Company had no uncertain tax positions as of December 31, 2022 or 2021. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2022. The Company had no interest or penalties relating to income taxes recognized on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022, 2021 or 2020. As of December 31, 2022, returns for the calendar years 2019, 2020, 2021 and 2022 remain subject to examination by U.S. and various state and local tax jurisdictions.

During the year ended December 31, 2018, the Company recorded a $15,405 impairment for the Mainstreet JV recorded on its consolidated statement of operations and comprehensive loss. The Company’s investment in Mainstreet JV was held through a taxable REIT subsidiary. Based on an effective tax rate of 28.51%, which is calculated by combining a 21% Federal tax rate and an IL tax rate of 7.51% (9.5% state rate net of the Federal benefit), the deferred tax benefit related to the impairment was approximately $4,400. Since the taxable REIT subsidiary did not conduct any activities outside the investment in Mainstreet JV, management concluded it was not more likely than not that the taxable REIT subsidiary would be able to utilize these losses in future tax periods and recorded a full valuation allowance of $4,400 during the year ended December 31, 2018. The Mainstreet JV was liquidated for income tax purposes in 2019, resulting in a $1,560 reduction in the deferred tax asset and valuation allowance. Since the taxable REIT subsidiary has no other activity, a valuation allowance has been maintained on the remaining $2,840 deferred tax asset. No income tax expense or benefit was recorded during the years ended December 31, 2022, 2021 or 2020. The taxable REIT subsidiary has $9,931 of capital loss carryforwards that expire in 2024.

CARES Act and CAA

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

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

Distributions

In 2020, due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, during the second quarter the Company’s board of directors rescinded the first quarter distribution and suspended distributions until June 29, 2021, when the Company declared a distribution to stockholders of record as of June 30, 2021 in the amount of $0.135600 per share, that was paid on or about July 26, 2021. On or about October 7, 2021, the Company paid a distribution to stockholders of record as of September 30, 2021 in the amount of $0.135600 per share. On or about January 7, 2022, the Company paid a distribution to stockholders of record as of December 31, 2021 in the amount of $0.135600 per share. In 2022, the Company paid quarterly distributions in an amount equal to $0.135600 per share, which represented an annualized rate of 3% based on the previously estimated per share NAV as of December 31, 2021, payable in arrears the following quarter.

The table below presents the distributions declared and paid or rescinded during the years ended December 31, 2022, 2021 and 2020.

	December 31,
	2022	2021	2020
Distributions paid	$19,583	$9,767	$10,841
Distributions declared	$19,602	$14,655	$8,173
Distributions rescinded	$—	$—	$(8,173)

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

The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2022, 2021 and 2020:

	2022	2021	2020
Ordinary income	$—	$0.12	$—
Capital gain	$—	$—	$—
Nontaxable return of capital	$0.54	$0.15	$0.30

NOTE 10 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss for the years ended December 31, 2022, 2021 and 2020, 7,664 shares, 4,304 shares and 4,287 shares, respectively, were excluded from the computations of diluted EPS, because they would have been antidilutive.

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

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment, retail real estate, as defined by GAAP for the years ended December 31, 2022, 2021 and 2020.

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the years ended December 31, 2022, 2021 and 2020. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Year ended December 31,			Unpaid amounts (f) as of
		2022	2021	2020	December 31, 2022	December 31, 2021
General and administrative reimbursements	(a)	$1,664	$1,409	$1,505	$241	$209
Loan costs	(b)	$42	$—	$—	$—	$—
Acquisition related costs	(c)	$19	$—	$—	$—	$—

Real estate management fees		$5,127	$4,734	$4,168	$—	$—
Property operating expenses		1,446	1,321	1,585	24	—
Construction management fees		82	66	44	45	—
Leasing fees		440	284	238	132	87
Total real estate management related costs	(d)	$7,095	$6,405	$6,035	$201	$87

Business management fees	(e)	$10,212	$8,950	$8,924	$2,713	$2,241

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
(c)
The Business Manager and its related parties are reimbursed for acquisition and transaction related costs of the Business Manager and its related partied relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets. All of the $19 related party acquisition costs incurred during the year ended December 31, 2022 are capitalized in the accompanying consolidated balance sheets. See Note 4 – “Acquisitions” for further information.
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

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

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
(f)
In this table, unpaid amounts as of December 31, 2022 does not reflect $879 due to IRPF related to annual tenant reconciliations for the eight properties acquired during 2022.

NOTE 14 –LEASES

The Company is lessor on approximately 800 retail operating leases. The remaining lease terms for the Company’s leases range from less than one year to 15 years. The Company considers the date on which it makes a leased space available to a lessee as the commencement date of the lease. At commencement, the Company determines the lease classification utilizing the classification tests under ASC 842. Options to extend a lease are included in the lease term when it is reasonably certain that the tenant will exercise its option to extend. Termination penalties are included in income when there is a termination agreement, all the conditions of the agreement have been met and amounts due are considered collectable. Such termination fees are recognized on a straight-line basis over the remaining lease term in rental income. If an operating lease is modified and the modification is not accounted for as a separate contract, the Company accounts for the modification as if it were a termination of the existing lease and the creation of a new lease. The Company considers any prepaid or accrued rentals relating to the original lease as part of the lease payments for the modified lease. The Company includes options to modify the original lease term when it is reasonably certain that the tenant will exercise its option to extend.

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

Rental income related to the Company's operating leases is comprised of the following for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Rental income - fixed payments	$106,422	$95,157	$90,808
Rental income - variable payments (a)	26,192	23,027	22,646
Amortization of acquired market leases, net	818	773	2,073
Rental income	$133,432	$118,957	$115,527

(a)
Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

The future base rent payments to be received under operating leases including ground leases as of December 31, 2022 for the years indicated, assuming no expiring leases are renewed, are as follows:

Lease Payments
2023	$106,105
2024	95,037
2025	77,032
2026	65,074
2027	49,975
Thereafter	148,281
Total	$541,504

Lease Expense

The Company is the lessee under one ground lease. The ground lease, which commenced on July 1, 2007, was assumed as part of a property purchased in October 2015 and extends through June 30, 2037 with six 5-year renewal options which the Company assumes will be exercised. When the Company acquired the lease, the Company considered the lease terms and lease classification. As reassessment was not required under practical expedients accorded in ASC 842, the Company has continued to account for the ground lease as an operating lease with an established lease term and payment schedule. The lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 6.225% which the Company considers reasonable and within the range of the Company’s incremental borrowing rate. For the years ended December 31, 2022, 2021 and 2020, total rent expense was $1,944, $1,944 and $1,944, respectively, recorded in property operating expenses on the consolidated statements of operations and comprehensive loss.

Lease payments for the ground lease as of December 31, 2022 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2023	$1,264
2024	1,264
2025	1,264
2026	1,264
2027	1,332
Thereafter	83,253
Total undiscounted lease payments	89,641
Less: Amount representing interest	(64,925)
Present value of lease liability	$24,716

As of December 31, 2022, the Company’s accounts and rent receivable, net balance was $20,114, which was net of an allowance for bad debts of $1,119 and included $35 of deferred rent receivable related to COVID-19 agreements negotiated with tenants. As of December 31, 2021, the Company’s accounts and rent receivable, net balance is $18,560, which is net of an allowance for bad debts of $1,259 and included $399 of deferred rent receivable related to COVID-19 agreements negotiated with tenants. Such agreements generally allow tenants to defer the payment of a portion of rent with no substantive changes to the consideration in the original lease. Consistent with the guidance in the Lease Modification Q&A issued by the FASB, such deferrals affect the timing, but not the amount, of the lease payments. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its rent receivable as tenant obligations accrue and continues to recognize rental income.

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

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

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

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2022
Interest rate swap agreements - Other assets	$—	$33,274	$—	$33,274
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—
December 31, 2021
Interest rate swap agreements - Other assets	$—	$—	$—	$—
Interest rate swap agreements - Other liabilities	$—	$7,469	$—	$7,469

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
NOTE 16 – SUBSEQUENT EVENTS

Announcement of the Company’s Estimated Per Share NAV

On March 6, 2023, the Company announced that the Company’s board of directors unanimously approved: (i) an Estimated Per Share NAV as of December 31, 2022; (ii) the same per share purchase price for shares issued under the DRP beginning with the first distribution payment to stockholders upon resumption of distributions and the DRP until the Company announces a new Estimated Per Share NAV, and (iii) that, in accordance with the Fourth SRP, beginning with repurchases in April 2023 and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases and Exceptional Repurchases will be repurchased at 80% of the Estimated Per Share NAV.

Third Amended and Restated Business Management Agreement

(Note: capitalized terms used below but not defined in this Annual Report have the definitions ascribed to them in the applicable business management agreement)

On March 23, 2023, the Company entered into a Third Amended and Restated Business Management Agreement (the “Third Business Management Agreement”) with the Business Manager effective April 1, 2023, which amends and restates the existing Second Amended and Restated Business Management Agreement dated October 15, 2021 (the “Second Business Management Agreement”) to make the following changes, among others:

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Dollar amounts in thousands, except per share amounts)

•
decrease the annual business management fee (the “Business Management Fee”) payable to the Business Manager by the Company from 0.65% of Average Invested Assets to 0.55% of Average Invested Assets;
•
change the term of the agreement such that it ends on March 31, 2027, and remove the provisions regarding one-year renewal terms;
•
delete the provision, formerly included to conform to provisions in the Company’s Second Articles of Amendment and Restatement, which has since been amended and restated, requiring the Business Manager to reimburse the Company, subject to certain exceptions, for any amount by which the Total Operating Expenses (including the Business Management Fee and other fees payable hereunder) of the Company for the Fiscal Year just ended exceeded the greater of (i) two percent (2%) of the total of the Average Invested Assets for the just ended Fiscal Year; or (ii) twenty-five percent (25%) of the Net Income for the just ended Fiscal Year;
•
amend the indemnification section to remove certain conditions to, and limitations on, the Company’s ability to indemnify the Business Manager and the Business Manager’s officers, directors, employees and agents, which conditions and limitations were formerly included to conform to provisions in the Company’s Second Articles of Amendment and Restatement that has since been amended and restated, and to provide that indemnification will be provided to the full extent permitted by law;
•
add a definition for “Cause Event” that includes, for example, certain bad acts by, or the insolvency of, the Business Manager and provide that the Third Business Management Agreement may be terminated by the Company with the affirmative vote of a majority of its Independent Directors;
•
provide that if the Third Business Management Agreement is terminated pursuant to Section 14(b) (Termination by Company for a Cause Event), the Business Manager will not be entitled to compensation after the date of termination, provided that the Business Manager will be paid the Business Management Fee payable under Section 7(a) through the date of termination; and
•
provide that if the Third Business Management Agreement is terminated pursuant to any of Sections 14(c) (Termination by the Company for Convenience), 14(d) (Termination by the Business Manager) or 14(e) (Termination Pursuant to a Qualifying Internalization), the Business Manager will be entitled to payment of the Business Management Fee payable under Section 7(a) for the remainder of the Term using the calculations made for the quarter in which the agreement was terminated, which payment will be made within 30 days of the termination.

The above description is qualified by reference to the Third Business Management Agreement in its entirety, a copy of which is included with this Annual Report as exhibit 10.25.

INLAND REAL ESTATE INCOME TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2022

(Dollar amounts in thousands)

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encum- brance	Land	Buildings and Improve- ments	Cost Capita-lized Subse- quent to Acquisi- tions (C)	Land(D)	Buildings and Improve- ments (D)	Total (D)	Accumu- lated Deprecia- tion (E)	Date Con- structed	Date Acquired	Depre-ciable Lives
Blossom Valley Plaza	$—	$9,515	$11,142	$797	$9,515	$11,939	$21,454	$(3,352)	1988	2015	15-30
Turlock, CA
Branson Hills Plaza	—	$3,787	$6,039	$174	3,787	6,213	10,000	$(1,905)	2005	2014	15-30
Branson, MO
CityPlace	—	$16,609	$54,245	$39	16,609	54,284	70,893	$(1,388)	2016-2018	2022	15-30
Woodbury, MN
Coastal North Town Center	41,348	$13,725	$49,673	$(1,115)	13,725	48,558	62,283	$(11,873)	2014	2016	15-30
Myrtle Beach, SC
Coastal North Town Center - Phase II	—	$365	$3,034	$-	365	3,034	3,399	$(598)	2016	2017	15-30
Myrtle Beach, SC
Denton Village	—	$1,312	$15,308	$-	1,312	15,308	16,620	$(374)	2016	2022	15-30
Denton, TX
Dixie Valley	—	$2,807	$9,053	$2,239	2,807	11,292	14,099	$(3,332)	1988	2014	15-30
Louisville, KY
Dogwood Festival	—	$4,500	$41,865	$3,916	4,500	45,781	50,281	$(14,425)	2002	2014	5-30
Flowood, MO
Eastside Junction	—	$2,411	$8,393	$120	2,411	8,513	10,924	$(2,562)	2008	2015	15-30
Athens, AL
Fairgrounds Crossing	—	$6,069	$22,637	$1,117	6,069	23,754	29,823	$(6,781)	2008	2015	15-30
Hot Springs, AR
Fox Point Plaza	—	$3,518	$12,681	$2,858	3,518	15,539	19,057	$(4,549)	2008	2014	15-30
Neenah, WI
Frisco Marketplace	—	$6,618	$3,315	$-	6,618	3,315	9,933	$(1,182)	2002	2015	15-30
Frisco, TX
Green Tree Shopping Center	—	$7,218	$17,846	$1,059	7,218	18,905	26,123	$(5,219)	1997	2015	5-30
Katy, TX
Harris Plaza	—	$6,500	$19,403	$2,306	6,500	21,709	28,209	$(7,210)	2001-2008	2014	15-30
Layton, UT
Harvest Square	—	$2,186	$9,330	$186	2,186	9,516	11,702	$(3,040)	2008	2014	15-30
Harvest, AL
Heritage Square	—	$2,028	$5,538	$364	2,028	5,902	7,930	$(1,852)	2010	2014	15-30
Conyers, AL
Kroger - Copps Grocery Store (D)	—	$1,440	$11,799	$-	1,440	11,799	13,239	$(3,480)	2012	2014	15-30
Stevens Point, WI
Kroger - Pick n Save Center	—	$3,150	$14,283	$2,848	3,150	17,131	20,281	$(5,138)	2011	2014	15-30
West Bend, WI
Lakeside Crossing	—	$1,460	$16,999	$432	1,460	17,431	18,891	$(5,526)	2013	2014	15-30
Lynchburg, VA
Landing at Ocean Isle Beach	—	$3,053	$7,081	$147	3,053	7,228	10,281	$(2,427)	2009	2014	15-30
Ocean Isle, NC
Lower Makefield Shopping Center	—	$6,559	$18,351	$-	6,559	18,351	24,910	$(503)	1986/2000	2022	15-30
Lower Makefield, PA
Mansfield Pointe	—	$5,350	$20,002	$890	5,350	20,892	26,242	$(6,843)	2008	2014	15-30
Mansfield, TX
Marketplace at El Paseo	—	$16,390	$46,971	$(452)	16,390	46,519	62,909	$(12,147)	2014	2015	15-30
Fresno, CA
Marketplace at Tech Center		$10,684	$68,580	$3,112	10,684	71,692	82,376	$(17,014)	2015	2015	15-30
Newport News, VA	-
MidTowne Shopping Center	—	$8,810	$29,699	$754	8,810	30,453	39,263	$(9,934)	2005/2008	2014	5-30
Little Rock, AR
Milford Marketplace	18,727	$-	$35,867	$1,125	—	36,992	36,992	$(9,819)	2007	2015	15-30
Milford, CT
Newington Fair	—	$7,833	$8,329	$576	7,833	8,905	16,738	$(4,056)	1994/2009	2012	15-30
Newington, CT
New Town Village	—	$2,106	$3,216	$-	2,106	3,216	5,322	$(152)	1996	2022	15-30
Owings Mills, MD
North Hills Square	—	$4,800	$5,493	$652	4,800	6,145	10,945	$(1,953)	1997	2014	15-30
Coral Springs, FL
Northpark Village Square	—	$15,806	$41,201	$138	15,806	41,339	57,145	$(1,085)	1996	2022	15-30
Santa Clarita, CA
Northville Park Place	—	$6,440	$27,635	$305	6,440	27,940	34,380	$(739)	2014	2022	15-30
Northville, MI
Olde Ivy Village	—	$5,034	$12,104	$-	5,034	12,104	17,138	$(292)	2015	2022	15-30
Smyrna, GA
Oquirrh Mountain Marketplace	—	$4,254	$14,467	$411	4,254	14,878	19,132	$(3,731)	2014-2015	2015	15-30
Jordan, UT

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encum- brance	Land	Buildings and Improve- ments	Cost Capita-lized Subse- quent to Acquisi- tions (C)	Land(D)	Buildings and Improve- ments (D)	Total (D)	Accumu- lated Deprecia- tion (E)	Date Con- structed	Date Acquired	Depre-ciable Lives
Oquirrh Mountain Marketplace Phase II	—	$1,403	$3,727	$(50)	1,403	3,677	5,080	$(902)	2014-2015	2016	15-30
Jordan, UT
Park Avenue Shopping Center	—	$5,500	$16,365	$3,901	5,500	20,266	25,766	$(6,202)	2012	2014	15-30
Little Rock, AR
Pentucket Shopping Center	—	$5,993	$11,251	$1,757	5,993	13,008	19,001	$(2,733)	1986	2017	15-30
Plaistow, NH
Plaza at Prairie Ridge	—	$618	$2,305	$-	618	2,305	2,923	$(647)	2008	2015	15-30
Pleasant Prairie, WI
Prattville Town Center	—	$5,336	$27,672	$217	5,336	27,889	33,225	$(7,994)	2007	2015	15-30
Prattville, AL
Regal Court	26,000	$5,873	$41,181	$2,496	5,873	43,677	49,550	$(12,362)	2008	2015	5-30
Shreveport, LA
Rusty Leaf Plaza	—	$8,643	$20,638	$-	8,643	20,638	29,281	$(515)	1966	2022	15-30
Orange, CA
Settlers Ridge	76,533	$25,962	$98,157	$891	25,962	99,048	125,010	$(26,958)	2011	2015	15-30
Pittsburgh, PA
Shoppes at Lake Park	—	$2,285	$8,527	$90	2,285	8,617	10,902	$(2,479)	2008	2015	15-30
West Valley City. UT
Shoppes at Market Pointe	—	$12,499	$8,388	$998	12,499	9,386	21,885	$(3,553)	2006-2007	2015	15-30
Papillion, NE
Shoppes at Prairie Ridge	—	$7,521	$22,468	$971	7,521	23,439	30,960	$(6,843)	2009	2014	15-30
Pleasant Prairie, WI
The Shoppes at Branson Hills	—	$4,418	$37,229	$2,601	4,418	39,830	44,248	$(11,241)	2005	2014	15-30
Branson, MO
Shops at Hawk Ridge	—	$1,329	$10,341	$299	1,329	10,640	11,969	$(3,046)	2009	2015	5-30
St. Louis, MO
Village at Burlington Creek	17,085	$10,789	$19,385	$2,592	10,789	21,977	32,766	$(5,890)	2007 & 2015	2015	5-30
Kansas City, MO
Walgreens Plaza	—	$2,624	$9,683	$410	2,624	10,093	12,717	$(3,066)	2011	2015	15-30
Jacksonville, NC
Wedgewood Commons	—	$2,220	$26,577	$2,491	2,220	29,068	31,288	$(8,755)	2009-2013	2013	5-30
Olive Branch, MS
White City	—	$18,961	$70,423	$3,636	18,961	74,059	93,020	$(20,364)	2013	2015	15-30
Shrewsbury, MA
Wilson Marketplace	—	$11,155	$27,498	$1,758	11,155	29,256	40,411	$(6,279)	2007	2017	15-30
Wilson, NC
Yorkville Marketplace	—	$4,990	$13,928	$931	4,990	14,859	19,849	$(4,553)	2002 & 2007	2015	15-30
Yorkville, IL
Total:	$179,693	$330,456	$1,147,322	$50,987	$330,456	$1,198,309	$1,528,765	$(288,863)

Notes:

(a)
The initial cost to the Company represents the original purchase price of the property.
(b)
The aggregate cost of real estate owned at December 31, 2022 for federal income tax purposes was $1,683,379.
(c)
As applicable, some amounts include write-offs
(d)
Reconciliation of real estate owned:

	2022	2021	2020
Balance at January 1,	$1,261,075	$1,255,127	$1,251,869
Acquisitions	$255,080	—	—
Improvements, net of master lease	12,610	5,948	3,258
Balance at December 31,	$1,528,765	$1,261,075	$1,255,127

(e)
Reconciliation of accumulated depreciation:

Balance at January 1,	$245,532	$207,764	$170,269
Depreciation expense	43,331	37,768	37,495
Balance at December 31,	$288,863	$245,532	$207,764