Form 10-Q
period 2023-03-31
Inland Real Estate Income Trust, Inc.
filed 2023-05-10
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

Yes ☐ No ☒

As of May 9, 2023, there were 36,203,817 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Assets:
Investment properties held and used:
Land	$330,456	$330,456
Building and other improvements	1,199,682	1,198,309
Total	1,530,138	1,528,765
Less accumulated depreciation	(300,543)	(288,863)
Net investment properties held and used	1,229,595	1,239,902
Cash and cash equivalents	12,130	4,857
Restricted cash	478	477
Accounts and rent receivable	18,859	20,114
Acquired lease intangible assets, net	73,107	76,961
Operating lease right-of-use asset, net	14,050	14,153
Other assets	34,327	42,774
Total assets	$1,382,546	$1,399,238

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$852,575	$852,345
Accounts payable and accrued expenses	11,048	10,265
Operating lease liability	24,784	24,716
Distributions payable	4,912	4,907
Acquired intangible liabilities, net	42,361	43,339
Due to related parties	3,131	4,034
Other liabilities	9,963	8,574
Total liabilities	948,774	948,180

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,216,874 and 36,184,058 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	36	36
Additional paid in capital	815,856	814,949
Accumulated distributions and net loss	(408,260)	(398,097)
Accumulated other comprehensive income	26,140	34,170
Total stockholders’ equity	433,772	451,058
Total liabilities and stockholders’ equity	$1,382,546	$1,399,238

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Income:
Rental income	$36,462	$29,113
Other property income	49	30
Total income	36,511	29,143

Expenses:
Property operating expenses	6,963	5,593
Real estate tax expense	5,254	3,730
General and administrative expenses	1,528	1,412
Business management fee	2,716	2,244
Depreciation and amortization	14,912	11,854
Total expenses	31,373	24,833

Other Income (Expense):
Interest expense	(10,409)	(5,567)
Interest and other income	20	(1)
Net loss	$(5,251)	$(1,258)

Net loss per common share, basic and diluted	$(0.14)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	36,219,336	36,084,505

Comprehensive income (loss):
Net loss	$(5,251)	$(1,258)
Unrealized (loss) gain on derivatives	(4,545)	11,999
Reclassification adjustment for amounts included in net loss	(3,485)	1,468
Comprehensive (loss) income	$(13,281)	$12,209

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended March 31, 2023
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2022	36,184,058	$36	$814,949	$(398,097)	$34,170	$451,058

Distributions declared ($0.135600 per share)	—	—	—	(4,912)	—	(4,912)
Proceeds from distribution reinvestment plan	87,915	—	1,775	—	—	1,775
Shares repurchased	(55,099)	—	(890)	—	—	(890)
Unrealized (loss) on derivatives	—	—	—	—	(4,545)	(4,545)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(3,485)	(3,485)
Equity-based compensation	—	—	22	—	—	22
Net loss	—	—	—	(5,251)	—	(5,251)
Balance at March 31, 2023	36,216,874	$36	$815,856	$(408,260)	$26,140	$433,772

For the three months ended March 31, 2022
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	36,040,928	$36	$811,233	$(365,877)	$(7,469)	$437,923

Distributions declared ($0.135600 per share)	—	—	—	(4,894)	—	(4,894)
Proceeds from distribution reinvestment plan	102,241	—	1,849	—	—	1,849
Shares repurchased	(63,922)	—	(924)	—	—	(924)
Unrealized gain on derivatives	—	—	—	—	11,999	11,999
Reclassification adjustment for amounts included in net loss	—	—	—	—	1,468	1,468
Equity-based compensation	—	—	19	—	—	19
Net loss	—	—	—	(1,258)	—	(1,258)
Balance at March 31, 2022	36,079,247	$36	$812,177	$(372,029)	$5,998	$446,182

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,251)	$(1,258)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,912	11,854
Amortization of debt issuance costs and mortgage premiums, net	310	367
Amortization of acquired lease intangibles, net	(76)	(166)
Amortization of equity-based compensation	22	19
Reduction in the carrying amount of the right-of-use-asset	103	107
Straight-line income, net	(37)	50
Other non-cash adjustments	49	27
Changes in assets and liabilities:
Accounts payable and accrued expenses	494	(461)
Accounts and rent receivable	1,292	376
Due to related parties	(897)	292
Operating lease liability	68	94
Other liabilities	1,544	468
Other assets	(127)	(307)
Net cash flows provided by operating activities	12,406	11,462

Cash flows from investing activities:
Capital expenditures	(1,030)	(907)
Other assets	—	(27)
Net cash flows used in investing activities	(1,030)	(934)

Cash flows from financing activities:
Payment of credit facility	(3,000)	(20,988)
Proceeds from credit facility	3,000	95,988
Payment of mortgages payable	(80)	(75,125)
Payment of debt issuance costs	—	(3,561)
Proceeds from the distribution reinvestment plan	1,775	1,849
Shares repurchased	(890)	(924)
Distributions paid	(4,907)	(4,888)
Early termination of interest rate swap agreements, net	—	(1,021)
Net cash flows used in financing activities	(4,102)	(8,670)

Net increase in cash, cash equivalents and restricted cash	7,274	1,858
Cash, cash equivalents and restricted cash, at beginning of the period	5,334	13,383
Cash, cash equivalents and restricted cash, at end of period	$12,608	$15,241

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:

Cash paid for interest	$9,560	$4,790

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$595	$795

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited, dollar amounts in thousands, except per share amounts)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2022, which are included in the Company’s 2022 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 23, 2023, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report.

NOTE 1 – ORGANIZATION

The Company was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. The Company is primarily focused on acquiring and owning retail properties and targets a portfolio substantially all of which would be comprised of grocery-anchored properties. The Company has invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets if its management believes the expected returns from those investments exceed that of retail properties. The Company also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

The Company has no employees. The Company is managed by IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), pursuant to a Business Management Agreement with the Business Manager.

The Business Management Agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all future acquisition and disposition fees. On March 23, 2023, the Company entered into a Third Amended and Restated Business Management Agreement (the “Third Business Management Agreement”) with the Business Manager effective April 1, 2023, which again amended and restated the Business Management Agreement. See Note 13 - "Transactions with related parties" for a summary of the changes made in the Third Business Management Agreement.

On March 6, 2023, as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on the same date, the Company announced that the Company’s board of directors unanimously approved: (i) an Estimated Per Share NAV as of December 31, 2022, which serves as the per share purchase price for shares issued under the Company’s distribution reinvestment plan (as amended, the “DRP”) beginning with the first distribution payment to stockholders upon resumption of distributions and the DRP until the Company announces a new Estimated Per Share NAV, and (ii) that, in accordance with the share repurchase program (as amended, the “SRP”) as further described below in Note 3 – “Equity,” beginning with repurchases in April 2023 and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases and “exceptional repurchases” will be repurchased at 80% of the Estimated Per Share NAV.

At March 31, 2023, the Company owned 52 retail properties, totaling 7,168,022 square feet. The properties are located in 24 states. At March 31, 2023, the portfolio had a physical occupancy of 92.0% and economic occupancy of 93.0%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 23, 2023, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023, except as noted below.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	March 31,
	2023	2022
Cash and cash equivalents	$12,130	$9,174
Restricted cash	478	6,067
Total cash, cash equivalents, and restricted cash	$12,608	$15,241

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. As of March 31, 2023, there were 36,216,874 shares of common stock outstanding including 6,240,961 shares issued through the DRP, net of 3,572,029 shares repurchased through the SRP.

The Company provides the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

Through the DRP, the Company provides stockholders with the option to purchase additional shares from the Company by automatically reinvesting cash distributions, subject to certain share ownership restrictions. The Company does not pay any selling commissions, marketing contribution or due diligence expense reimbursement in connection with the DRP. Pursuant to the DRP, the price per share for shares of common stock purchased under the DRP is equal to the estimated value of one share, as determined by the Company’s board of directors and reported by the Company from time to time, until the shares become listed for trading, if a listing occurs, assuming that the DRP has not been terminated or suspended in connection with such listing.

There were $1,775 and $1,849 distributions reinvested through the DRP during the three months ended March 31, 2023 and 2022.

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

On June 29, 2021, the Company announced its adoption of the fourth amendment and restatement of the program. The effective date of the Fourth Amended and Restated Share Repurchase Program (the “Fourth SRP”) was August 12, 2021.

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

Repurchases through the SRP were $890 and $924 for the three months ended March 31, 2023 and 2022. There was zero liability related to the SRP at March 31, 2023 and December 31, 2022.

NOTE 4 – ACQUISITIONS

On May 17, 2022, the Company acquired a portfolio of eight properties (the “IRPF Properties”) from certain subsidiaries of Inland Retail Property Fund, LP (the “Seller”). The acquisition of the IRPF Properties is referred to herein as the “IRPF Transaction.” The IRPF Properties are leased primarily to grocery, retail and restaurant tenants. More specifically, seven of the IRPF Properties are grocery-anchored. The IRPF Properties are located across seven states and aggregate approximately 686,851 square feet. The Seller is a fund managed by an affiliate of the Company’s sponsor and business manager. Because the IRPF Transaction was a related party transaction, it was required by the Company’s Related Party Transactions Policy to be approved by at least a majority of the Company’s independent directors and was approved by all of the Company’s independent directors.

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

During the three months ended March 31, 2023, the Company recorded total income of $6,532 and property net income of $3,848 from the properties acquired.

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

Rental income related to the Company's operating leases is comprised of the following:

	Three Months Ended March 31,
	2023	2022
Rental income - fixed payments	$28,831	$23,532
Rental income - variable payments (a)	7,555	5,415
Amortization of acquired lease intangibles, net	76	166
Rental income	$36,462	$29,113

(a) Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

As of March 31, 2023, the Company’s accounts and rent receivable, net balance was $18,859, which was net of an allowance for bad debts of $1,041. As of December 31, 2022, the Company’s accounts and rent receivable, net balance was $20,114, which was net of an allowance for bad debts of $1,119.

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Intangible assets:
Acquired in-place lease value	$183,305	$183,305
Acquired above market lease value	52,640	52,640
Accumulated amortization	(162,838)	(158,984)
Acquired lease intangibles, net	$73,107	$76,961
Intangible liabilities:
Acquired below market lease value	$79,914	$79,914
Accumulated amortization	(37,553)	(36,575)
Acquired below market lease intangibles, net	$42,361	$43,339

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

	Three Months Ended March 31,
	2023	2022
Amortization recorded as amortization expense:
Acquired in-place lease value	$2,952	$2,169
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(902)	$(711)
Acquired below market leases	978	877
Net rental income increase	$76	$166

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2023 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2023 (remainder of year)	$8,021	$2,660	$2,709
2024	9,252	3,323	3,498
2025	6,852	2,937	3,253
2026	5,101	2,509	3,115
2027	3,645	1,860	2,885
Thereafter	16,793	10,154	26,901
Total	$49,664	$23,443	$42,361

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of March 31, 2023 and December 31, 2022, the Company had the following mortgages and credit facility payable:

	March 31, 2023		December 31, 2022
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$112,265	3.84%	$112,345	3.84%
Variable rate mortgages payable with swap agreements	67,348	3.71%	67,348	3.71%
Mortgages payable	$179,613	3.79%	$179,693	3.79%
Credit facility payable	677,000	4.68%	677,000	4.56%
Total debt before unamortized debt issuance costs including impact of interest rate swaps	$856,613	4.49%	$856,693	4.40%
Less: Unamortized debt issuance costs	(4,038)		(4,348)
Total debt	$852,575		$852,345

The Company's indebtedness bore interest at a weighted average interest rate of 4.49% per annum at March 31, 2023, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding unamortized debt issuance costs was $856,613 and $856,693 as of March 31, 2023 and December 31, 2022, respectively, and its estimated fair value was $848,749 and $847,652 as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, scheduled principal payments and maturities on the Company’s debt were as follows:

	March 31, 2023
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2023 (remainder of the year)	$246	$41,348	$—	$41,594
2024	341	—	—	341
2025	295	92,656	—	92,951
2026	—	44,727	102,000	146,727
2027	—	—	575,000	575,000
Thereafter	—	—	—	—
Total	$882	$178,731	$677,000	$856,613

Credit Facility

On February 3, 2022, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”) with KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders from time to time parties to the Credit Agreement (the “Credit Facility”). Pursuant to the Credit Agreement, the aggregate total commitments under the Credit Facility were increased from $350,000 to $475,000. The Credit Facility consists of the “Revolving Credit Facility” providing revolving credit commitments in an aggregate amount of $200,000 and a term loan facility (the term loans funded under such commitments, the “Term Loan”) providing term loan commitments in an aggregate amount of $275,000 (increased from $150,000). On May 17, 2022, the Company entered into a First Amendment to Credit Agreement Regarding Incremental Term Loans (the “First Amendment”), amending the terms of the Credit Agreement primarily to draw an additional $300,000 to fund the IRPF Transaction discussed in Note 4 – “Acquisitions.” The Credit Agreement provides the Company with the ability from time to time to increase the size of the Credit Facility up to a total of $1,200,000, subject to certain conditions.

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

At March 31, 2023, the Company had $102,000 outstanding under the Revolving Credit Facility and $575,000 outstanding under the Term Loan. At March 31, 2023, the interest rates on the Revolving Credit Facility and the Term Loan were 6.66% and 4.33%, respectively. As of March 31, 2023, the Company had a maximum amount of $98,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available. Although all of the amount available under the Revolving Credit Facility is available to pay off existing mortgages, due to the covenant limitations, the Company expects to have substantially less than all $98,000 available to draw or otherwise undertake additional debt as a result of, among other things, completing the aforementioned IRPF Transaction and increasing the amount of the Term Loan.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. At March 31, 2023, there were 46 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of March 31, 2023, the Company was in compliance with all financial covenants related to the Credit Facility as amended.

Mortgages Payable

The Company’s mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2023, the Company was current on all of its debt service payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of March 31, 2023, the weighted average years to maturity for the Company’s mortgages payable was 2.2 years. For mortgage loans maturing in the next twelve months, the Company intends to repay amounts due with cash flows from operating activities, cash on hand or proceeds available under the Revolving Credit Facility.

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

The following table summarizes the Company’s interest rate swap contracts outstanding as of March 31, 2023.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value at March 31, 2023
Assets
June 7, 2016	July 1, 2016	July 1, 2023	One-month LIBOR	1.42%	41,348	368
December 5, 2022	December 1, 2022	January 1, 2026	One-month Term SOFR	2.25%	26,000	992
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.69%	90,000	5,685
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.85%	100,000	5,735
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.72%	85,000	5,312
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	1,621
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	1,615
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	75,000	2,026
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.77%	55,000	1,385
					$592,348	$24,739

(a)
At March 31, 2023, the one-month LIBOR and the one-month term SOFR were 4.86% and 4.80%, respectively.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2023	2022
Effective portion of derivatives	$(4,545)	$11,999
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(3,485)	$1,468

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $10,409 and $5,567, for the three months ended March 31, 2023 and 2022, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income (loss) is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income into income (loss) in the next twelve months is $13,024.

NOTE 8 – DISTRIBUTIONS

The table below presents the distributions paid and declared during the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Distributions paid	$4,907	$4,888
Distributions declared	$4,912	$4,894

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss in the three months ended March 31, 2023 and 2022, 3,359 and 3,709 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 11 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units are issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares are included in common stock outstanding on the date of vesting. Restricted share units are included in common stock outstanding on the date they are transferred to the non-employee director or their beneficiary. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $22 and $19, in the aggregate, for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had $97 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares and restricted share units will be recognized is 1.6 years. There were no restricted shares and restricted share units that vested during the three months ended March 31, 2023 and 2022. As of December 31, 2022, there were no remaining unvested restricted share units and the Company has only been granting restricted shares to non-employee directors in recent years.

A summary table of the status of the restricted shares is presented below:

Restricted Shares
Outstanding at December 31, 2022	9,172
Granted	—
Vested	—
Outstanding at March 31, 2023	9,172

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment as defined by GAAP, retail real estate, for the three months ended March 31, 2023 and 2022.

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

On May 17, 2022, the Company acquired the IRPF Properties from the Seller, a fund managed by an affiliate of the Company’s sponsor and business manager. See Note 4 – "Acquisitions" for further information.

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2023 and 2022. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended March 31,		Unpaid amounts (e) as of
		2023	2022	March 31, 2023	December 31, 2022
General and administrative reimbursements	(a)	$437	$397	$268	$241
Loan costs	(b)	$—	$32	$—	$—

Real estate management fees		$1,495	$1,127	$—	$—
Property operating expenses		468	323	23	24
Construction management fees		—	—	38	45
Leasing fees		67	85	86	132
Total real estate management related costs	(c)	$2,030	$1,535	147	$201

Business management fees	(d)	$2,716	$2,244	$2,716	$2,713

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
(b)
The Business Manager and its related parties are entitled to reimbursement for certain legal costs related to securing financing for the Company. Such costs are capitalized as debt issuance costs on the consolidated balance sheets and amortized into interest expense on the consolidated statements of operations and comprehensive income (loss) over the term of the related financing. Unpaid amounts are included in due to related parties in the consolidated balance sheets.
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
(d)
The Company paid the Business Manager an annual business management fee equal to 0.65% of its “average invested assets.” The fee is payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. Unpaid amounts are included in due to related parties on the consolidated balance sheets.
(e)
In this table, unpaid amounts as of December 31, 2022 does not reflect $879 due to IRPF related to tenant reconciliations for the eight properties acquired during 2022.

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

Capitalized terms used above but not defined in this Quarterly Report have the definitions ascribed to them in the applicable business management agreement. The above description is qualified by reference to the Third Business Management Agreement in its entirety, a copy of which is included with this Quarterly Report as exhibit 10.1.

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2023
Interest rate swap agreements - Other assets	$—	$24,739	$—	$24,739
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—
December 31, 2022
Interest rate swap agreements - Other assets	$—	$33,274	$—	$33,274
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—

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

NOTE 15 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Company has evaluated events that occurred subsequent to March 31, 2023 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the consolidated financial statements.

Repayment of Mortgage

On April 28, 2023, the Company drew on the Revolving Credit Facility to repay indebtedness secured by a mortgage on the Coastal North Town Center property with an outstanding principal balance of $41,348. The corresponding interest rate swap was also terminated on April 28, 2023.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 23, 2023, some of which are summarized below:

•
Our strategic plan, which is discussed further below, may continue to evolve or change over time, and there is no assurance we will be able to successfully achieve our board's objectives under the strategic plan as it exists at any given time, including making strategic sales or purchases of properties, redeveloping properties or completing a liquidity event, within the timeframe we expect or would prefer or at all;
•
The use of the internet by consumers to shop may continue to expand, and this expansion has likely been accelerated by the effects of the COVID-19 pandemic, which could result in a further downturn in the business of certain of our current tenants in their “brick and mortar” locations and could affect their ability to pay rent and their demand for space at our retail properties;
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

•
We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, such as COVID-19, including negative impacts on our tenants and their respective businesses, and we agreed in 2020 and 2021 to defer a significant amount of rent owed to us, which tenants were obligated to pay over time in addition to their regular rent. If there is a resurgence of COVID-19, we may agree again to defer rent owed to us, and our tenants may not be able or willing to pay the deferred amounts on top of their regular rent when the deferred amounts become due, particularly if their results of operations or future prospects have been materially adversely affected by the COVID-19 pandemic or become so affected;

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
•
We have incurred net losses on a GAAP basis for the three months ended March 31, 2023 and 2022, and for the year ended December 31, 2022, and future net losses could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness or pay distributions to our stockholders;

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

•
If we fail to continue to qualify as a REIT, our operations and distributions to stockholders, if any, will be adversely affected; and
•
We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in credit markets of the United States from time to time, including, for example, disruptions and dislocations caused by banking crises, interest rate volatility or COVID-19.

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

The following discussion and analysis relates to the three months ended March 31, 2023 and 2022 and as of March 31, 2023 and December 31, 2022. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

On March 2, 2023, our board of directors determined an estimated per share net asset value of our common stock of $19.86 as of December 31, 2022, compared to the previous estimated value of $20.20 as of December 31, 2021. At March 31, 2023, we had total assets of $1.4 billion on our balance sheet and owned 52 properties located in 24 states containing 7.2 million square feet. On May 17, 2022, we acquired eight retail shopping center properties (the “IRPF Properties”) from certain subsidiaries of Inland Retail Property Fund, LP. The IRPF Properties are located across seven states and aggregate approximately 686,851 square feet. We acquired the IRPF Properties for an aggregate purchase price of $278 million, excluding closing costs. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. At March 31, 2023, grocery-anchored or grocery shadow-anchored shopping center properties represented 87% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center which we own that is located near a grocery store that we do not own but that we believe generates traffic for the shopping center. The portfolio properties have an economic occupancy of 93.0% and staggered lease maturity dates. Grocery tenants accounted for 17% of our annualized base rent (“ABR”) as of March 31, 2023.

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

Company Update – Strategic Plan

The Company has a strategic plan that includes the goals of providing a future liquidity event to investors and creating long-term stockholder value. The strategic plan centers around owning a portfolio of grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team continually evaluates possibilities for the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. Of the Company’s 951 leasable spaces, there are 123 non-grocery big box (anchor spaces of at least 10,000 square feet) in the portfolio, and of those seven are vacant, and two are dark (meaning that the tenant is still obligated by their lease to pay rent but has vacated the space and left it unused) as of April 30, 2023. We are not actively marketing any properties for sale as of the date of this quarterly report on Form 10-Q. We believe increasing the size and profitability of the Company would enhance our ability to complete a successful liquidity event. On May 17, 2022, we acquired seven grocery-anchored retail shopping center properties and one additional retail shopping center, collectively referred to as the IRPF Properties, from certain subsidiaries of Inland Retail Property Fund, LP, for approximately $278 million. Although we are not actively pursuing any new acquisitions as of the date of this Quarterly Report, we may seek and evaluate potential acquisitions and, if we have the requisite capital and financing available to us, opportunistically acquire retail properties that we believe complement our existing portfolio in terms of relevant characteristics such as tenant mix, demographics and geography and are consistent with our plan to try to own a portfolio substantially all of which is comprised of grocery-anchored or shadow-anchored properties. We may also consider other transactions, such as redeveloping certain of our properties or portions of certain of our properties, for example, big-box spaces, to repurpose them for alternative commercial or multifamily residential uses. We expect to consider liquidity events, such as listing our common stock on a national securities exchange, but given our intention to opportunistically grow the portfolio, execute redevelopment opportunities, and execute strategic sales and acquisitions in the context of (i) changing retail market conditions in the wake of the COVID-19 pandemic, and other complex factors such as (ii) competition for our tenants from evolving internet businesses, (iii) the state of the commercial real estate market and financial markets, (iv) our ability to raise capital or borrow on terms that are acceptable to the Company in light of the use of the proceeds and (v) changes in general economic conditions such as persistent high inflation and high interest rates, among other factors, we do not know when we will complete a liquidity event. The timing of the completion of the strategic plan has already extended beyond our original expectations and cannot be predicted with certainty. There is no assurance that the Company will be able to successfully implement its strategic plan, for example by making strategic sales or purchases of properties or listing the Company’s common stock, within the timeframe we would prefer or at all.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of March 31, 2023
Number of properties	52
Purchase price	$1,624,667
Total square footage	7,168,022
Physical occupancy	92.0%
Economic occupancy	93.0%
Weighted average remaining lease term (years) (a)	4.5
(a)
Weighted average remaining lease term is based on a weighting by ABR as of March 31, 2023.

The table below presents information for each of our investment properties as of March 31, 2023.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	169,558	93.9%	96.1%	—	—
Park Avenue (a)	Little Rock, AR	79,131	62.3%	62.3%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	97.5%	97.5%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	93.5%	93.5%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	97.8%	97.8%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	70.3%	70.3%	—	—
Dogwood Festival (a)	Flowood, MS	187,468	82.1%	82.1%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	98.9%	98.9%	—	—
Harris Plaza (a)	Layton, UT	125,965	87.0%	87.0%	—	—
Dixie Valley (a)	Louisville, KY	119,981	84.8%	84.8%	—	—
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	94.9%	94.9%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	99.3%	99.3%	—	—
Harvest Square (a)	Harvest, AL	70,590	94.1%	94.1%	—	—
Heritage Square (a)	Conyers, GA	22,510	86.9%	95.8%	—	—
The Shoppes at Branson Hills (a)	Branson, MO	256,244	97.2%	97.2%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	100.0%	100.0%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	90.6%	90.6%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center (a)	Katy, TX	147,621	98.3%	98.3%	—	—
Eastside Junction (a)	Athens, AL	79,675	91.0%	91.0%	—	—
Fairgrounds Crossing (a)	Hot Springs, AR	155,127	100.0%	100.0%	—	—
Prattville Town Center (a)	Prattville, AL	168,842	98.2%	98.2%	—	—
Regal Court	Shreveport, LA	363,061	96.9%	96.9%	26,000	4.55%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	44.6%	44.6%	—	—
Walgreens Plaza (a)	Jacksonville, NC	42,219	83.5%	83.5%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	89.7%	89.7%	—	—
White City (a)	Shrewsbury, MA	256,974	85.9%	95.5%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	94.7%	94.7%	—	—
Shoppes at Market Pointe (a)	Papillion, NE	253,903	95.3%	95.3%	—	—
Marketplace at El Paseo (a)	Fresno, CA	224,683	93.7%	95.0%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	85.6%	85.6%	17,006	4.25%
Milford Marketplace	Milford, CT	111,959	89.2%	89.2%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,763	91.2%	91.2%	76,532	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	89.4%	89.4%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	100.0%	100.0%	—	—
Marketplace at Tech Center (a)	Newport News, VA	210,716	88.3%	94.3%	—	—
Coastal North Town Center	Myrtle Beach, SC	304,662	94.2%	94.8%	41,348	3.17%
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	93.6%	100.0%	—	—
Pentucket Shopping Center (a)	Plaistow, NH	198,469	98.0%	98.0%	—	—
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
New Town (a)	Owings Mill, MD	117,593	46.1%	46.1%	—	—
Olde Ivy Village (a)	Smyrna, GA	46,500	93.7%	93.7%	—	—
Northpark Village Square (a)	Santa Clarita, CA	87,103	97.2%	97.2%	—	—
Lower Makefield Shopping Center (a)	Lower Makefield, PA	74,953	94.9%	94.9%	—	—
Denton Village (a)	Denton, TX	48,280	100.0%	100.0%	—	—
Rusty Leaf Plaza (a)	Orange, CA	59,188	95.7%	95.7%	—	—
Northville Park Place (a)	Northville, MI	78,421	97.7%	97.7%	—	—
CityPlace (a)	Woodbury, MN	174,802	95.9%	98.5%	—	—
Portfolio total		7,168,022	92.0%	93.0%	$179,613	3.79%
(a)
Property is included in the pool of unencumbered properties under our Credit Facility.
(b)
Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of March 31, 2023.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	5	$4,770	4.3%	$16.11	296,150	4.1%
The TJX Companies, Inc.	14	3,760	3.4%	10.62	354,070	4.9%
Albertsons/Jewel/Shaw's	2	2,090	1.9%	16.34	127,892	1.8%
Ulta Salon, Cosmetics & Fragrance Inc.	11	2,397	2.2%	21.60	110,958	1.5%
Amazon/Whole Foods Market Group, Inc.	3	2,340	2.1%	20.27	115,410	1.6%
Ross Dress for Less, Inc.	10	2,411	2.2%	9.20	262,080	3.7%
Sprouts Farmers Market, LLC	4	2,159	2.0%	19.09	113,092	1.6%
PetSmart	7	2,069	1.9%	14.93	138,578	1.9%
Dicks Sporting Goods, Inc.	4	2,012	1.8%	11.13	180,766	2.5%
LA Fitness (Fitness International)	2	1,966	1.8%	21.94	89,600	1.2%
Top ten tenants	62	$25,974	23.6%	$14.52	1,788,596	24.8%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at March 31, 2023.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,382,079	20.7%	9.9%
Grocery	1,331,589	20.0%	17.2%
Home Goods	905,824	13.6%	7.5%
Lifestyle, Health Clubs, Books & Phones	823,785	12.4%	15.8%
Restaurant	631,076	9.5%	18.3%
Apparel & Accessories	434,176	6.5%	8.7%
Consumer Services, Salons, Cleaners, Banks	356,117	5.3%	9.5%
Pet Supplies	256,913	3.9%	4.0%
Sporting Goods	204,082	3.1%	2.3%
Health, Doctors & Health Foods	203,606	3.0%	5.2%
Other	136,330	2.0%	1.6%
Total	6,665,577	100.0%	100.0%

The following table sets forth a summary, as of March 31, 2023, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	49%	5.4
Junior Box	5,000-9,999	14%	4.1
Small Shop	Less than 5,000	37%	3.5
Total		100%	4.5

We negotiated early lease terminations at two Bed Bath & Beyond locations and are actively working with potential tenants to try to re-lease these spaces. Two other Bed Bath & Beyond locations are still under lease and are subject to the Bed Bath & Beyond bankruptcy proceedings, with each of these locations recently ceasing operations.

Lease Expirations

The following table sets forth a summary, as of March 31, 2023, of lease expirations scheduled to occur during the remainder of 2023 and each of the calendar years from 2023 to 2032 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to March 31, 2023. Annualized base rent represents the rent in-place of the applicable property at

March 31, 2023. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $100,454 or $19.28 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2023 (including month-to-month)	110	445,249	6.7%	$8,239	7.5%	$18.50
2024	128	820,907	12.3%	15,858	14.4%	19.32
2025	141	879,814	13.2%	17,727	16.1%	20.15
2026	108	458,004	6.9%	10,509	9.5%	22.95
2027	122	916,288	13.7%	16,551	15.0%	18.06
2028	84	1,193,853	17.9%	13,430	12.2%	11.25
2029	24	287,391	4.3%	3,928	3.5%	13.67
2030	24	237,783	3.6%	4,577	4.1%	19.25
2031	19	189,928	2.8%	3,547	3.2%	18.68
2032	31	199,977	3.0%	4,711	4.3%	23.56
Thereafter	30	1,036,383	15.6%	11,256	10.2%	10.86
Leased Total	821	6,665,577	100.0%	$110,333	100.0%	$16.55

Liquidity and Capital Resources

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on mortgage loans and Credit Facility	•	Cash receipts from our tenants
•	Property operating expenses	•	Sale of shares through the DRP
•	General and administrative expenses	•	Proceeds from new or refinanced mortgage loans
•	Distributions to stockholders	•	Borrowing on our Credit Facility
•	Fees payable to our Business Manager and Real Estate Manager	•	Proceeds from sales of real estate (if any)*
•	Repurchases of shares under the SRP	•	Proceeds from issuance of securities (if any) other than through the DRP*
•	Capital expenditures, tenant improvements and leasing commissions
•	Acquisitions of real estate directly or through joint ventures*
•	Redevelopments of entire properties or certain spaces within our properties*

*We cannot provide any assurance that we will be able to sell properties or issue new securities to raise capital when we would like, for example, to increase the proportion of grocery-anchored or shadow-anchored properties or increase the size of our portfolio of properties, or under terms that would be acceptable to us considering factors such as the anticipated use of the proceeds. Because the Company's common stock is not listed on a national securities exchange, our ability to access the public or private market, particularly for equity capital, is limited.

At March 31, 2023, we had $102 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. At March 31, 2023 the interest rates on the Revolving Credit Facility and the Term Loan were 6.66% and 4.33%, respectively. At March 31, 2022 the interest rates on the Revolving Credit Facility and the Term Loan were 1.84% and 3.26%, respectively. On February 3, 2022, we extended the Revolving Credit Facility maturity date to February 3, 2026 plus a twelve month extension, at the Company’s option. We also increased the Term Loan outstanding balance to $275 million which now matures on February 3, 2027. On May 17, 2022, we amended our Credit Agreement to increase the size of the Term Loan to $575 million and modify several covenants to fund our acquisition of a portfolio of eight retail shopping center properties from Inland Retail Property Fund, LP, a Delaware limited partnership. As of May 9, 2023, we had $59 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants, of the Credit Agreement that governs the Credit Facility. Although $59 million is the maximum available, covenant limitations affect what we can actually draw, and we expect to have substantially less than $59 million actually available to draw or otherwise undertake as additional debt as a result of, among other things, completing the aforementioned acquisition of the eight properties and increasing the amount of the Term Loan. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would shrink availability under the Credit Facility.

As of March 31, 2023, we had total debt outstanding of $857 million, excluding unamortized debt issuance costs, which bore interest at a weighted average interest rate of 4.49% per annum. As of March 31, 2023, the weighted average years to maturity for our debt was 3.4 years. As of March 31, 2023 and December 31, 2022, our borrowings were 53% of the purchase price of our investment properties. At March 31, 2023 our cash and cash equivalents balance was $12.1 million.

We have repaid the Coastal North Town Center mortgage loan on April 28, 2023. As of May 9, 2023, in the next twelve months, we do not have any mortgage loans maturing.

During the three months ended March 31, 2023, we repurchased $0.9 million of shares of common stock.

We delayed making non-essential capital improvements and other non-essential capital expenditures at our properties at the onset of the pandemic in 2020 and into 2021, where possible, to preserve cash. As we have seen rent collections increasing during 2021 and 2022, we have been increasing our funding of capital expenditures at our properties to levels similar to pre-pandemic periods, and we do not expect the prior delay in making these capital expenditures to have any material effect on our tenants or our ability to lease space. In the three months ended March 31, 2023, we spent $1 million on capital expenditures and tenant improvements, which is approximately $0.1 million more than we did in the three months ended March 31, 2022. Additionally, we expect to materially increase spending on tenant improvements in connection with new or renewed leases and capital expenditures during 2023 but do not anticipate a material effect on our liquidity from this increase, assuming the businesses of our tenants, including those that were negatively affected by the COVID-19 pandemic, remain steady or improve or they otherwise continue to pay their rent and fulfill their lease obligations.

As of March 31, 2023, we have paid all interest and principal amounts when due, and are in compliance with all financial covenants under the Credit Facility as amended.

Cash Flow Analysis

	Three Months Ended March 31,		Change
	2023	2022	2023 vs. 2022
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$12,406	$11,462	$944
Net cash flows used in investing activities	$(1,030)	$(934)	$(96)
Net cash flows used in financing activities	$(4,102)	$(8,670)	$4,568

Operating activities

The increase in cash from operating activities during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to an increase in rental collections.

Investing activities

	Three Months Ended March 31,		Change
	2023	2022	2023 vs. 2022
	(Dollar amounts in thousands)
Capital expenditures	$(1,030)	$(907)	$(123)
Other assets	—	(27)	27
Net cash used in investing activities	$(1,030)	$(934)	$(96)

The increase in cash used for investing activities during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to an increase in capital expenditures.

Financing activities

	Three Months Ended March 31,		Change
	2023	2022	2023 vs. 2022
	(Dollar amounts in thousands)
Total changes related to debt	$(80)	$(3,686)	$3,606
Proceeds from the distribution reinvestment plan, net of shares repurchased	885	925	(40)
Distributions paid	(4,907)	(4,888)	(19)
Early termination of interest rate swap agreements, net	—	(1,021)	1,021
Net cash used in financing activities	$(4,102)	$(8,670)	$4,568

During the three months ended March 31, 2023, changes in total debt decreased $3.6 million from the three months ended March 31, 2022 primarily due to payment of loan costs during the three months ended March 31, 2022. During the three months ended March 31, 2023, we generated proceeds from the sale of shares pursuant to the DRP of $1.8 million. For the three months ended March 31, 2023, share repurchases were $0.9 million. During the three months ended March 31, 2023, we paid $4.9 million in distributions.

Distributions

Distributions when declared are paid quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the three months ended March 31, 2023 and 2022 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Three Months Ended March 31,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operating Activities
2023	$4,912	$0.135600	$3,132	$1,775	$4,907	$12,406
2022	$4,894	$0.135600	$3,039	$1,849	$4,888	$11,462

(1)
Distributions were funded by cash flows from operating activities during the three months ended March 31, 2023 and 2022.

Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2023 and 2022. Dollar amounts are stated in thousands.

We generate primarily all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented. A total of 44 investment properties that were acquired on or before January 1, 2022 represent our “same store” properties during the three months ended March 31, 2023 and 2022. “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2022. For the three months ended March 31, 2023, eight properties that were acquired on May 17, 2022 constituted non-same store properties.

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

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three months ended March 31, 2023 and 2022, along with a reconciliation to net loss, calculated in accordance with GAAP.

Comparison of the three months ended March 31, 2023 and March 31, 2022

	Total			Same Store			Non-Same Store
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022	Change	2023	2022	Change	2023	2022	Change
Rental income	$36,398	$29,025	$7,373	$29,887	$29,025	$862	$6,511	$—	$6,511
Other property income	49	30	19	28	30	(2)	21	—	21
Total income	$36,447	$29,055	$7,392	$29,915	$29,055	$860	$6,532	$—	$6,532

Property operating expenses	$6,793	$5,393	$1,400	$5,783	$5,393	$390	$1,010	$—	$1,010
Real estate tax expense	5,254	3,730	1,524	3,580	3,730	(150)	1,674	—	1,674
Total property operating expenses	$12,047	$9,123	$2,924	$9,363	$9,123	$240	$2,684	$—	$2,684

Property net operating income	$24,400	$19,932	$4,468	$20,552	$19,932	$620	$3,848	$—	$3,848

Straight-line income (expense), net	$(133)	$(250)	$117
Amortization of intangibles and lease incentives	27	138	(111)
General and administrative expenses	(1,528)	(1,412)	(116)
Business management fee	(2,716)	(2,244)	(472)
Depreciation and amortization	(14,912)	(11,854)	(3,058)
Interest expense	(10,409)	(5,567)	(4,842)
Interest and other income (expense)	20	(1)	21
Net loss	$(5,251)	$(1,258)	$(3,993)

Net loss. Net loss was $5,251 and $1,258 for the three months ended March 31, 2023 and 2022, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended March 31, 2023 with the results of the same investment properties owned during the three months ended March 31, 2022, property net operating income increased $620, total property income increased $860, and total property operating expenses including real estate tax expense increased $240.

The increase in “same store” total property income is primarily due to an increase in base rent and a decrease in bad debt expense.

“Non-same store” total property net operating income increased $3,848 during the three months ended March 31, 2023 as compared to 2022. The increase is a result of acquiring eight properties on May 17, 2022. On a “non-same store” basis, total property income increased $6,532 and total property operating expenses increased $2,684 during the three months ended March 31, 2023 as compared to 2022 as a result of this acquisition.

Straight-line income (expense), net. Straight-line expense, net decreased $117 in 2023 compared to 2022. This decrease is primarily due to lower rent abatements during the three months ended March 31, 2023 partially offset by the acquisition of eight properties on May 17, 2022.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives decreased $111 in 2023 compared to 2022. The decrease is primarily due to the acquisition of the IRPF Properties.

General and administrative expenses. General and administrative expenses increased $116 in 2023 compared to 2022. The increase is primarily due to higher salaries, audit and professional fees during the three months ended March 31, 2023.

Business management fee. Business management fees increased $472 in 2023 compared to 2022. The increase is primarily due to the acquisition of the IRPF Properties.

Depreciation and amortization. Depreciation and amortization increased $3,058 in 2023 compared to 2022. The increase is primarily due to the acquisition of the IRPF Properties on May 17, 2022, partially offset by a larger amount of fully amortized assets in 2023 compared to 2022.

Interest expense. Interest expense increased $4,842 in 2023 compared to 2022. The increase is primarily due to an increase in average debt outstanding driven by the acquisition of the IRPF Properties, as well as rising interest rates.

Interest and other income. Interest and other income increased $21 in 2023 compared to 2022.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the three months ended March 31, 2023. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	18	61,805	$21.55	$20.62	4.5%	4.7	$—
Comparable New Leases	3	4,037	$31.07	$30.66	1.3%	6.6	$13.87
Non-Comparable New and Renewal Leases (a)	8	28,745	$21.05	N/A	N/A	6.1	$26.96
Total	29	94,587

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

Our FFO and MFFO for the three months ended March 31, 2023 and 2022 are calculated as follows:

		Three Months Ended March 31,
		2023	2022
		(Dollar amounts in thousands)
	Net loss	$(5,251)	$(1,258)
Add:	Depreciation and amortization related to investment properties	14,912	11,854
	Funds from operations (FFO)	9,661	10,596

Less:	Amortization of acquired lease intangibles, net	(76)	(166)
	Straight-line income (expense), net	133	250
	Modified funds from operations (MFFO)	$9,718	$10,680

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our March 31, 2023 Notes to Consolidated Financial Statements in Item 1.

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

As of March 31, 2023, we had outstanding debt of $856.6 million, excluding unamortized debt issuance costs, bearing interest rates ranging from 3.17% to 6.66% per annum. The weighted average interest rate was 4.49%, which includes the effect of interest rate swaps. As of March 31, 2023, the weighted average years to maturity for our mortgages and credit facility payable was 3.4 years.

As of March 31, 2023, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $112.3 million and a fair value of $103.7 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $2.5 million at March 31, 2023. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $2.6 million at March 31, 2023.

As of March 31, 2023, we had $152 million of debt or 17.7% of our total debt, excluding unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 5.90% per annum. We had variable rate debt subject to swap agreements of $592.3 million, or 69.2% of our total debt, excluding unamortized debt issuance costs, at March 31, 2023.

If interest rates on all debt which bears interest at variable rates as of March 31, 2023 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.5 million annually. If interest rates on all debt which bears interest at variable rates as of March 31, 2023 decreased by 1% (100 basis points), interest expense would increase earnings and cash flows by the same amount annually.

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

Derivatives

For information related to our derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our March 31, 2023 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

The following risk factors amend and supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

The failure of any bank in which we or our tenants deposit funds could reduce the amount of cash available to fund our or their capital and operating needs and distributions, and a contagion of bank failures could negatively the economy generally or us or our tenants directly.

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

In 2023, certain regional banks have been under duress due to, among other things, increases in interest rates and declines in their capital. The California Department of Financial Protection and Innovation closed Silicon Valley Bank (“SVB”), a California-based banking institution which at the time of being closed, was the 16th largest bank in the United States and appointed the FDIC as receiver. The New York State Department of Financial Services subsequently closed Signature Bank, based in New York, and appointed the FDIC as a receiver. Regulators also seized First Republic Bank and sold certain of its assets to JP Morgan Chase. First Republic was the 14th largest bank in the United States earlier this year. The overall impact of these actions is uncertain but may, among other things, result in further regulation of the banking industry especially small and mid-sized institutions which combined with additional capital requirements may cause a further tightening of credit.

One or more of our tenants may have bank accounts, loans to or from, or other business relationships with SVB, Signature Bank or First Republic. Actions have been taken by regulators to protect the deposits at these failed institutions, but if additional banks fail, regulators and governments may not protect depositors beyond the aforementioned FDIC insurance limits, which could negatively impact us or our tenants directly, for example, if we or they have accounts or lines of credit with these banks, or may cause an economic downturn that negatively affects us indirectly. We or our tenants may experience limits or delays in accessing cash or other capital from these institutions impacting our or their ability to fund business needs, including to pay obligations when due. To the extent that credit is further tightened, our ability to access debt capital may be adversely impacted both in terms of availability as well as the cost of funding that is available.

We depend on tenants for our revenue, and accordingly lease terminations, tenant default, and bankruptcies have adversely affected and could in the future adversely affect the income produced by our properties.

The success of our investments depends on the financial stability of our tenants. Certain economic conditions, such as the decreased demand for certain products or services, high inflation and high interest rates or the inability to operate resulting from the COVID-19 pandemic and measures taken to combat it, have adversely affected and may continue to adversely affect our tenants. Business failures and downsizings may contribute to reduced consumer demand for retail products and services which would impact tenants of our retail properties. In addition, our retail shopping center properties typically are anchored by large, nationally recognized tenants that may lease space at more than one of our properties, and any of these tenants may experience a downturn in their business that may weaken significantly their financial condition. For example, Bed Bath & Beyond leased space at four of our properties and has filed for bankruptcy protection and closed all four of its stores at our properties but still has leases for two of the spaces that are now subject to the bankruptcy proceeding. Further, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include tenants at our retail properties.

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

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business, for example, because of increased competition from internet retailers, or may decide not to renew its lease. For example, Stein Mart declared bankruptcy in 2020 and closed its anchor location at our shopping center in Newport News, Virginia, REI vacated its space at Settlers Ridge in February 2021, and the spaces formerly used by Staples at Park Avenue and Austin Liquors at White City are dark spaces that the tenants vacated in February 2022 and December 2022, respectively. The aforementioned events at these properties and other properties have resulted and could result again in a reduction or cessation in rental payments to us and would adversely affect our results of operations and financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. For example, Bed Bath & Beyond vacated its anchor space at Harris Plaza upon the expiration of its lease on January 31, 2021, and vacated four other spaces in the first quarter of 2023, and several spaces at MidTowne Shopping Center were vacated by other tenants in the first quarter of 2022. We have not re-leased the Bed Bath & Beyond space at Harris Plaza, and co-tenancy provisions in the leases of two other large tenants at Harris Plaza have resulted in one of those tenants paying us rent as a percentage of their gross sales that is less rent than what they were paying and would otherwise be obligated to pay us. We also have not re-leased the spaces at MidTowne Shopping Center, and tenant rights under co-tenancy provisions in seven leases there have been triggered. These tenants will be entitled to pay reduced rental while such co-tenancy failure continues and some may be able to terminate their leases if the vacated spaces are not re-leased. Similarly, the leases of some tenants may permit the tenant to transfer its lease to another retailer. The transfer to a new tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new tenant could also allow other tenants to make reduced rental payments or to terminate their leases in accordance with lease terms. In the event that we are unable to re-lease the vacated spaces to new qualified tenants, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.

Tenant bankruptcies, particularly tenants that occupy multiple spaces at our properties, may have material adverse effects on us.

Bankruptcy filings by our tenants or any guarantor of a tenant’s lease obligation can occur in the course of operations, and in recent years, a number of companies in the retail industry, including certain of our tenants, have declared bankruptcy. For example, several of our retail tenants declared bankruptcy during the COVID-19 pandemic, which had adverse effects on our business. Bed Bath & Beyond, which leased four spaces from us representing a total of 89,850 square feet and $0.7 million of our ABR, and several smaller tenants are currently in bankruptcy, and we continue to monitor tenants for potential store closings or adverse financial issues. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would bar all efforts to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. Leases have been rejected by some tenants in the past, and if a lease is rejected by a tenant in bankruptcy in the future, we would only have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if the funds were available, and then only in the same percentages as that realized on other unsecured claims.

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

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended March 31, 2023.

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 2023	1,816,943	55,099	$16.16	$890	55,099	1,754,104
February 2023	—	—	—	—	—	1,754,104
March 2023	—	—	—	—	—	1,754,104
Total	1,816,943	55,099	$16.16	$890	55,099
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

3.1

Third Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2022 (file number 000-55146))

3.2

Articles Supplementary relating to the Company’s election to be subject to Section 3-803 of the MGCL (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 28, 2022 (file number 000-55146))

3.3

Fourth Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 6, 2023 (file number 000-55146))

10.1

Third Amended and Restated Business Management Agreement, effective April 1, 2023, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 23, 2023 (file number 000-55146)

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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	May 10, 2023

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	May 10, 2023