Form 10-Q
period 2023-06-30
Inland Real Estate Income Trust, Inc.
filed 2023-08-09
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

Yes ☐ No ☒

As of August 8, 2023, there were 36,190,033 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Assets:
Investment properties held and used:
Land	$330,456	$330,456
Building and other improvements	1,202,155	1,198,309
Total	1,532,611	1,528,765
Less accumulated depreciation	(312,248)	(288,863)
Net investment properties held and used	1,220,363	1,239,902
Cash and cash equivalents	12,208	4,857
Restricted cash	478	477
Accounts and rent receivable	19,679	20,114
Acquired lease intangible assets, net	68,953	76,961
Operating lease right-of-use asset, net	13,945	14,153
Other assets	42,816	42,774
Total assets	$1,378,442	$1,399,238

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$847,457	$852,345
Accounts payable and accrued expenses	12,419	10,265
Operating lease liability	24,852	24,716
Distributions payable	4,901	4,907
Acquired intangible liabilities, net	39,122	43,339
Due to related parties	2,818	4,034
Other liabilities	9,976	8,574
Total liabilities	941,545	948,180

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,196,116 and 36,184,058 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	36	36
Additional paid in capital	815,874	814,949
Accumulated distributions and net loss	(415,474)	(398,097)
Accumulated other comprehensive income	36,461	34,170
Total stockholders’ equity	436,897	451,058
Total liabilities and stockholders’ equity	$1,378,442	$1,399,238

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income:
Rental income	$38,473	$32,101	$74,935	$61,214
Other property income	93	50	142	80
Total income	38,566	32,151	75,077	61,294

Expenses:
Property operating expenses	7,108	5,745	14,071	11,338
Real estate tax expense	4,261	4,243	9,515	7,973
General and administrative expenses	1,231	1,351	2,759	2,763
Business management fee	2,300	2,549	5,016	4,793
Depreciation and amortization	15,228	13,789	30,140	25,643
Total expenses	30,128	27,677	61,501	52,510

Other Income (Expense):
Interest expense	(10,806)	(7,106)	(21,215)	(12,673)
Interest and other income (expense)	55	—	75	(1)
Net loss	$(2,313)	$(2,632)	$(7,564)	$(3,890)

Net loss per common share, basic and diluted	$(0.06)	$(0.07)	$(0.21)	$(0.11)

Weighted average number of common shares outstanding, basic and diluted	36,205,797	36,115,582	36,212,529	36,100,129

Comprehensive income (loss):
Net loss	$(2,313)	$(2,632)	$(7,564)	$(3,890)
Unrealized gain on derivatives	14,170	7,142	9,625	19,141
Reclassification adjustment for amounts included in net loss	(3,849)	1,372	(7,334)	2,840
Comprehensive income (loss)	$8,008	$5,882	$(5,273)	$18,091

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the three months ended June 30, 2023
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2023	36,216,874	$36	$815,856	$(408,260)	$26,140	$433,772

Distributions declared ($0.135600 per share)	—	—	—	(4,901)	—	(4,901)
Proceeds from distribution reinvestment plan	87,963	—	1,747	—	—	1,747
Shares repurchased	(110,190)	—	(1,751)	—	—	(1,751)
Unrealized gain on derivatives	—	—	—	—	14,170	14,170
Reclassification adjustment for amounts included in net loss	—	—	—	—	(3,849)	(3,849)
Equity-based compensation	1,469	—	22	—	—	22
Net loss	—	—	—	(2,313)	—	(2,313)
Balance at June 30, 2023	36,196,116	$36	$815,874	$(415,474)	$36,461	$436,897

For the three months ended June 30, 2022
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2022	36,079,247	$36	$812,177	$(372,029)	$5,998	$446,182

Distributions declared ($0.135600 per share)	—	—	—	(4,898)	—	(4,898)
Proceeds from distribution reinvestment plan	90,178	—	1,822	—	—	1,822
Shares repurchased	(56,368)	—	(911)	—	—	(911)
Unrealized gain on derivatives	—	—	—	—	7,142	7,142
Reclassification adjustment for amounts included in net loss	—	—	—	—	1,372	1,372
Equity-based compensation	2,471	—	18	—	—	18
Net loss	—	—	—	(2,632)	—	(2,632)
Balance at June 30, 2022	36,115,528	$36	$813,106	$(379,559)	$14,512	$448,095

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the six months ended June 30, 2023
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	36,184,058	$36	$814,949	$(398,097)	$34,170	$451,058

Distributions declared ($0.271200 per share)	—	—	—	(9,813)	—	(9,813)
Proceeds from distribution reinvestment plan	175,878	—	3,522	—	—	3,522
Shares repurchased	(165,289)	—	(2,641)	—	—	(2,641)
Unrealized gain on derivatives	—	—	—	—	9,625	9,625
Reclassification adjustment for amounts included in net loss	—	—	—	—	(7,334)	(7,334)
Equity-based compensation	1,469	—	44	—	—	44
Net loss	—	—	—	(7,564)	—	(7,564)
Balance at June 30, 2023	36,196,116	$36	$815,874	$(415,474)	$36,461	$436,897

For the six months ended June 30, 2022
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	36,040,928	$36	$811,233	$(365,877)	$(7,469)	$437,923

Distributions declared ($0.271200 per share)	—	—	—	(9,792)	—	(9,792)
Proceeds from distribution reinvestment plan	192,419	—	3,671	—	—	3,671
Shares repurchased	(120,290)	—	(1,835)	—	—	(1,835)
Unrealized gain on derivatives	—	—	—	—	19,141	19,141
Reclassification adjustment for amounts included in net loss	—	—	—	—	2,840	2,840
Equity-based compensation	2,471	—	37	—	—	37
Net loss	—	—	—	(3,890)	—	(3,890)
Balance at June 30, 2022	36,115,528	$36	$813,106	$(379,559)	$14,512	$448,095

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,564)	$(3,890)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,140	25,643
Amortization of debt issuance costs and mortgage premiums, net	622	752
Amortization of acquired lease intangibles, net	(2,421)	(529)
Amortization of equity-based compensation	44	37
Reduction in the carrying amount of the right-of-use-asset	208	213
Straight-line income, net	(284)	(128)
Other non-cash adjustments	98	55
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,751	2,617
Accounts and rent receivable	719	783
Due to related parties	(1,207)	884
Operating lease liability	136	189
Other liabilities	1,710	1,236
Other assets	—	(434)
Net cash flows provided by operating activities	24,952	27,428

Cash flows from investing activities:
Purchase of investment properties	—	(277,772)
Capital expenditures	(3,521)	(4,087)
Other assets	—	(221)
Net cash flows used in investing activities	(3,521)	(282,080)

Cash flows from financing activities:
Payment of credit facility	(8,576)	(21,000)
Proceeds from credit facility	44,576	375,000
Payment of mortgages payable	(41,510)	(88,303)
Payment of debt issuance costs	—	(5,913)
Proceeds from the distribution reinvestment plan	3,522	3,671
Shares repurchased	(2,641)	(1,835)
Distributions paid	(9,819)	(9,782)
Early termination of interest rate swap agreements, net	369	(1,021)
Net cash flows (used in) provided by financing activities	(14,079)	250,817

Net increase (decrease) in cash, cash equivalents and restricted cash	7,352	(3,835)
Cash, cash equivalents and restricted cash, at beginning of the period	5,334	13,383
Cash, cash equivalents and restricted cash, at end of period	$12,686	$9,548

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:
Land	$—	$62,510
Building and improvements	—	192,613
Acquired lease intangible assets	—	33,285
Acquired intangible liabilities	—	(9,654)
Assumed liabilities, net	—	(982)
Purchase of investment properties	$—	$277,772

Cash paid for interest	$19,754	$10,027

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$578	$969

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

The Business Management Agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all future acquisition and disposition fees. On March 23, 2023, the Company entered into a Third Amended and Restated Business Management Agreement (the “Third Business Management Agreement”) with the Business Manager effective April 1, 2023, which amended and restated the Business Management Agreement. See Note 13 - "Transactions with related parties" for a summary of the changes made in the Third Business Management Agreement.

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

At June 30, 2023, the Company owned 52 retail properties, totaling 7,167,597 square feet. The properties are located in 24 states. At June 30, 2023, the portfolio had a physical occupancy of 90.9% and economic occupancy of 91.2%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 23, 2023, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2023, except as noted below.

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to the probability and assessments of the effectiveness for future London Interbank Offered Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	June 30,
	2023	2022
Cash and cash equivalents	$12,208	$2,599
Restricted cash	478	6,949
Total cash, cash equivalents, and restricted cash	$12,686	$9,548

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. As of June 30, 2023, there were 36,196,116 shares of common stock outstanding including 6,328,924 shares issued through the DRP, net of 3,682,219 shares repurchased through the SRP.

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

There were $1,747 and $3,522 distributions reinvested through the DRP during the three and six months ended June 30, 2023. There were $1,822 and $3,671 distributions reinvested through the DRP during the three and six months ended June 30, 2022.

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

On June 29, 2021, the Company announced its adoption of the Fourth Amended and Restated Share Repurchase Program (the “Fourth SRP”) effective August 12, 2021.

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

Repurchases through the SRP were $1,751 and $2,641 for the three and six months ended June 30, 2023. Repurchases through the SRP were $911 and $1,835 for the three and six months ended June 30, 2022. There was zero liability related to the SRP as of June 30, 2023 and December 31, 2022.

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

During the six months ended June 30, 2023, the Company recorded total income of $12,090 and property net income of $7,829 from the properties acquired. During the six months ended June 30, 2022, the Company recorded total income of $2,811 and property net income of $1,863 from the properties acquired.

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

NOTE 5 – LEASES

The Company is lessor under approximately 810 retail operating leases. The remaining lease terms for the Company’s leases range from less than one year to 14 years. The Company considers the date on which it makes a leased space available to a lessee as the commencement date of the lease. At commencement, the Company determines the lease classification utilizing the classification tests under ASC 842. Options to extend a lease are included in the lease term when it is reasonably certain that the tenant will exercise its option to extend. Termination penalties are included in income when there is a termination agreement, all the conditions of the agreement have been met and amounts due are considered collectible. Such termination fees are recognized on a straight-line basis over the remaining lease term in rental income. If an operating lease is modified and the modification is not accounted for as a separate contract, the Company accounts for the modification as if it were a termination of the existing lease and the creation of a new lease. The Company considers any prepaid or accrued rentals relating to the original lease as part of the lease payments for the modified lease.

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

Rental income related to the Company's operating leases is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rental income - fixed payments	$28,606	$26,037	$57,437	$49,569
Rental income - variable payments (a)	7,522	5,701	15,077	11,116
Amortization of acquired lease intangibles, net	2,345	363	2,421	529
Rental income	$38,473	$32,101	$74,935	$61,214

(a) Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

As of June 30, 2023, the Company’s accounts and rent receivable, net balance was $19,679, which was net of an allowance for bad debts of $1,071. As of December 31, 2022, the Company’s accounts and rent receivable, net balance was $20,114, which was net of an allowance for bad debts of $1,119.

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Intangible assets:
Acquired in-place lease value	$183,305	$183,305
Acquired above market lease value	52,640	52,640
Accumulated amortization	(166,992)	(158,984)
Acquired lease intangibles, net	$68,953	$76,961
Intangible liabilities:
Acquired below market lease value	$79,914	$79,914
Accumulated amortization	(40,792)	(36,575)
Acquired below market lease intangibles, net	$39,122	$43,339

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization recorded as amortization expense:
Acquired in-place lease value	$3,260	$2,790	$6,212	$4,959
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(894)	$(833)	$(1,796)	$(1,544)
Acquired below market leases	3,239	1,196	4,217	2,073
Net rental income increase	$2,345	$363	$2,421	$529

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2023 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2023 (remainder of year)	$5,205	$1,766	$1,701
2024	9,168	3,323	3,301
2025	6,772	2,937	3,065
2026	5,041	2,510	2,926
2027	3,609	1,860	2,724
Thereafter	16,609	10,153	25,405
Total	$46,404	$22,549	$39,122

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of June 30, 2023 and December 31, 2022, the Company had the following mortgages and credit facility payable:

	June 30, 2023		December 31, 2022
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$112,184	3.84%	$112,345	3.84%
Variable rate mortgages payable with swap agreements	26,000	4.55%	67,348	3.71%
Mortgages payable	$138,184	3.97%	$179,693	3.79%
Credit facility payable	713,000	4.92%	677,000	4.56%
Total debt before unamortized debt issuance costs including impact of interest rate swaps	$851,184	4.76%	$856,693	4.40%
(Less): Unamortized debt issuance costs	(3,727)		(4,348)
Total debt	$847,457		$852,345

The Company's indebtedness bore interest at a weighted average interest rate of 4.76% per annum at June 30, 2023, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding unamortized debt issuance costs was $851,184 and $856,693 as of June 30, 2023 and December 31, 2022, respectively, and its estimated fair value was $841,914 and $847,652 as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, scheduled principal payments and maturities on the Company’s debt were as follows:

	June 30, 2023
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2023 (remainder of the year)	$165	$—	$—	$165
2024	341	—	—	341
2025	295	92,656	—	92,951
2026	—	44,727	138,000	182,727
2027	—	—	575,000	575,000
Thereafter	—	—	—	—
Total	$801	$137,383	$713,000	$851,184

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

At June 30, 2023, the Company had $138,000 outstanding under the Revolving Credit Facility and $575,000 outstanding under the Term Loan. At June 30, 2023, the interest rates on the Revolving Credit Facility and the Term Loan were 7.17% and 4.38%, respectively. As of June 30, 2023, the Company had a maximum amount of $62,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available. Although all of the amount available under the Revolving Credit Facility is available to pay off existing mortgages, due to the covenant limitations, the Company expects to have substantially less than all $62,000 available to draw or otherwise undertake additional debt as a result of, among other things, completing the aforementioned IRPF Transaction and increasing the amount of the Term Loan.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. At June 30, 2023, there were 47 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of June 30, 2023, the Company was in compliance with all financial covenants related to the Credit Facility as amended.

Mortgages Payable

The Company’s mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2023, the Company was current on all of its debt service payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of June 30, 2023, the weighted average years to maturity for the Company’s mortgages payable was 2.5 years. There are no mortgage loans maturing in the next twelve months.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating SOFR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap. See Note 14 – "Fair Value Measurements" for further information.

The following table summarizes the Company’s interest rate swap contracts outstanding as of June 30, 2023.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value at June 30, 2023
Assets
December 5, 2022	December 1, 2022	January 1, 2026	One-month Term SOFR	2.25%	26,000	1,371
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.69%	90,000	7,254
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.85%	100,000	7,517
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.72%	85,000	6,795
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	2,811
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	2,806
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	75,000	3,515
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.77%	55,000	2,483
					$551,000	$34,552

(a)
At June 30, 2023, the one-month term SOFR was 5.14%.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2023	2022	2023	2022
Effective portion of derivatives	$14,170	$7,142	$9,625	$19,141
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(3,849)	$1,372	$(7,334)	$2,840

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $10,806 and $7,106, for the three months ended June 30, 2023 and 2022, respectively. The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $21,215 and $12,673 for the six months ended June 30, 2023 and 2022, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income (loss) is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income into income (loss) in the next twelve months is $16,699.

NOTE 8 – DISTRIBUTIONS

The table below presents the distributions paid and declared during the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Distributions paid	$4,912	$4,894	$9,819	$9,782
Distributions declared	$4,901	$4,898	$9,813	$9,792

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss in the three and six months ended June 30, 2023, 4,847 and 4,312 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net loss in the three and six months ended June 30, 2022, 4,965 shares and 4,337 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 11 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units are issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares are included in common stock outstanding on the date of vesting. Restricted share units are included in common stock outstanding on the date they are transferred to the non-employee director or their beneficiary. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the non-employee directors was $22 and $44, in the aggregate, for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, the Company had $75 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.47 years. The total fair value at the vesting date for restricted shares that vested during both the three and six months ended June 30, 2023 was $29. The total fair value at the vesting date for restricted shares and restricted share units that vested during both the three and six months ended June 30, 2022 was $47. As of December 31, 2022, there were no remaining unvested restricted share units and the Company has only been granting restricted shares to non-employee directors in recent years.

A summary table of the status of the restricted shares is presented below:

Restricted Shares
Outstanding at December 31, 2022	9,172
Granted	—
Vested	(1,469)
Outstanding at June 30, 2023	7,703

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment as defined by GAAP, retail real estate, for the six months ended June 30, 2023 and 2022.

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

On May 17, 2022, the Company acquired the IRPF Properties from the Seller, a fund managed by an affiliate of the Company’s sponsor and business manager. See Note 4 – "Acquisitions" for further information.

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2023 and 2022. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended June 30,		Six Months Ended June 30,		Unpaid amounts (f) as of
		2023	2022	2023	2022	June 30, 2023	December 31, 2022
General and administrative reimbursements	(a)	$505	$406	$942	$803	$298	$241
Loan costs	(b)	$—	$10	$—	$42	$—	$—
Acquisition related costs	(c)	$—	$19	$—	$19	$—	$—

Real estate management fees		$1,381	$1,233	$2,876	$2,360	$—	$—
Property operating expenses		533	356	1,001	679	20	24
Construction management fees		99	15	99	15	36	45
Leasing fees		89	120	156	205	163	132
Total real estate management related costs	(d)	$2,102	$1,724	$4,132	$3,259	219	$201

Business management fees	(e)	$2,300	$2,549	$5,016	$4,793	$2,301	$2,713

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
(c)
The Business Manager and its related parties are reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company's acquisition activities, regardless of whether the Company acquires the real estate assets. All of the $19 related party acquisition costs incurred during the six months ended June 30, 2022 are capitalized in the accompanying consolidated balance sheets. See Note 4 - "Acquisitions" for further information.
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
(e)
Prior to April 1, 2023, the Company paid the Business Manager an annual business management fee equal to 0.65% of its “average invested assets.” The fee is payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. Effective April 1, 2023, the Company paid the Business Manager an annual business management fee equal to 0.55% of its "averaged invested assets." The fee is payable quarterly in an amount equal to 0.1375% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. Unpaid amounts are included in due to related parties on the consolidated balance sheets.
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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2023
Interest rate swap agreements - Other assets	$—	$34,552	$—	$34,552
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—
December 31, 2022
Interest rate swap agreements - Other assets	$—	$33,274	$—	$33,274
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—

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

NOTE 15 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Company has evaluated events that occurred subsequent to June 30, 2023 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the consolidated financial statements.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the Securities and Exchange Commission on May 10, 2023 and in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 23, 2023, some of which are summarized below:

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
•
The use of the internet by consumers to shop may continue to expand which could result in a further downturn in the business of certain of our current tenants in their “brick and mortar” locations and could affect their ability to pay rent and their demand for space at our retail properties;
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
•
Market disruptions resulting from any future disruptions from a global pandemic, the war in Ukraine, high inflation, increases in interest rates, banking crises, supply chain shortages that affect our tenants or other disruptions caused by events beyond our control may adversely impact our results and financial condition, including our ability to service our debt obligations, borrow additional monies or pay distributions;
•
We incurred net losses on a GAAP basis for the three and six months ended June 30, 2023 and 2022, and for the year ended December 31, 2022, and future net losses could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness or pay distributions to our stockholders;
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
•
Our Business Manager is under no obligation, and may not agree, to forgo or defer its business management fee; and
•
If we fail to continue to qualify as a REIT, our operations and distributions to stockholders, if any, will be adversely affected.

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

The following discussion and analysis relates to the three and six months ended June 30, 2023 and 2022 and as of June 30, 2023 and December 31, 2022. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

On March 2, 2023, our board of directors determined an estimated per share net asset value of our common stock of $19.86 as of December 31, 2022, compared to the previous estimated value of $20.20 as of December 31, 2021. At June 30, 2023, we had total assets of $1.4 billion on our balance sheet and owned 52 properties located in 24 states containing 7.2 million square feet. On May 17, 2022, we acquired eight retail shopping center properties (the “IRPF Properties”) from certain subsidiaries of Inland Retail Property Fund, LP. The IRPF Properties are located across seven states and aggregate approximately 686,851 square feet. We acquired the IRPF Properties for an aggregate purchase price of $278 million, excluding closing costs. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. At June 30, 2023, grocery-anchored or grocery shadow-anchored shopping center properties represented 87.6% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center which we own that is located near a grocery store that we do not own but that we believe generates traffic for the shopping center. As of June 30, 2023, the portfolio properties have an economic occupancy of 91.2% and staggered lease maturity dates. Grocery tenants accounted for 17% of our annualized base rent (“ABR”) as of June 30, 2023.

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

Company Update – Strategic Plan

The Company has a strategic plan that includes the goals of providing a future liquidity event to investors and creating long-term stockholder value. The strategic plan centers around owning a portfolio of grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team continually evaluates possibilities for the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. Of the Company’s 953 leasable spaces, there are 122 non-grocery big box (anchor spaces of at least 10,000 square feet) in the portfolio, and of those twelve are vacant, and zero are dark (meaning that the tenant is still obligated by their lease to pay rent but has vacated the space and left it unused) as of July 31, 2023. We are not actively marketing any properties for sale as of the date of this quarterly report on Form 10-Q. We believe increasing the size and profitability of the Company would enhance our ability to complete a successful liquidity event. On May 17, 2022, we acquired seven grocery-anchored retail shopping center properties and one additional retail shopping center, collectively referred to as the IRPF Properties, from certain subsidiaries of Inland Retail Property Fund, LP, for approximately $278 million. Although we are not actively pursuing any new acquisitions as of the date of this Quarterly Report, we may seek and evaluate potential acquisitions and, if we have the requisite capital and financing available to us, opportunistically acquire retail properties that we believe complement our existing portfolio in terms of relevant characteristics such as tenant mix, demographics and geography and are consistent with our plan to try to own a portfolio substantially all of which is comprised of grocery-anchored or shadow-anchored properties. We may also consider other transactions, such as redeveloping certain of our properties or portions of certain of our properties, for example, big-box spaces, to repurpose them for alternative commercial or multifamily residential uses. We expect to consider liquidity events, such as listing our common stock on a national securities exchange, but given current market conditions, we do not know when we will complete such a transaction. Our consideration of a liquidity event is influenced by our intention to opportunistically grow the portfolio, execute redevelopment opportunities, and execute strategic sales and acquisitions. Likewise, we are continually impacted by (i) evolving retail market conditions and other complex factors such as (ii) competition for our tenants from evolving internet businesses, (iii) the state of the commercial real estate market and financial markets, (iv) our ability to raise capital or borrow on terms that are acceptable to the Company in light of the use of the proceeds and (v) changes in general economic conditions such as high interest rates, among other factors. The timing of the completion of the strategic plan has already extended beyond our original expectations and cannot be predicted with certainty. There is no assurance that the Company will be able to successfully implement its strategic plan, for example by making strategic sales or purchases of properties or listing the Company’s common stock, within the timeframe we would prefer or at all.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of June 30, 2023
Number of properties	52
Purchase price	$1,624,667
Total square footage	7,167,597
Physical occupancy	90.9%
Economic occupancy	91.2%
Weighted average remaining lease term (years) (a)	4.7
(a)
Weighted average remaining lease term is based on a weighting by ABR as of June 30, 2023.

The table below presents information for each of our investment properties as of June 30, 2023.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	169,558	89.7%	91.9%	—	—
Park Avenue (a)	Little Rock, AR	78,648	74.3%	74.3%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	97.5%	97.5%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	77.8%	77.8%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	97.8%	97.8%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	70.3%	70.3%	—	—
Dogwood Festival (a)	Flowood, MS	187,468	82.1%	82.1%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	98.9%	98.9%	—	—
Harris Plaza (a)	Layton, UT	125,965	87.0%	87.0%	—	—
Dixie Valley (a)	Louisville, KY	119,981	81.1%	81.1%	—	—
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	97.4%	97.4%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	99.3%	99.3%	—	—
Harvest Square (a)	Harvest, AL	70,590	95.2%	95.2%	—	—
Heritage Square (a)	Conyers, GA	22,510	80.7%	80.7%	—	—
The Shoppes at Branson Hills (a)	Branson, MO	256,244	97.2%	97.2%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	100.0%	100.0%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	90.6%	90.6%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie,WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center (a)	Katy, TX	147,621	97.5%	97.5%	—	—
Eastside Junction (a)	Athens, AL	79,675	91.0%	91.0%	—	—
Fairgrounds Crossing (a)	Hot Springs, AR	155,127	84.9%	84.9%	—	—
Prattville Town Center (a)	Prattville, AL	168,842	89.0%	89.0%	—	—
Regal Court	Shreveport, LA	363,061	96.9%	96.9%	26,000	4.55%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	44.6%	44.6%	—	—
Walgreens Plaza (a)	Jacksonville, NC	42,219	83.5%	83.5%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	85.7%	85.7%	—	—
White City (a)	Shrewsbury, MA	256,974	85.2%	85.2%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	94.7%	94.7%	—	—
Shoppes at Market Pointe (a)	Papillion, NE	253,903	95.3%	95.3%	—	—
Marketplace at El Paseo (a)	Fresno, CA	224,683	93.7%	94.4%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	84.3%	84.3%	16,924	4.25%
Milford Marketplace	Milford, CT	111,959	87.8%	87.8%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,871	92.1%	92.1%	76,533	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	89.4%	89.4%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	100.0%	100.0%	—	—
Marketplace at Tech Center (a)	Newport News, VA	210,666	89.0%	94.1%	—	—
Coastal North Town Center (a)	Myrtle Beach, SC	304,662	96.9%	97.5%	—	—
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	93.6%	93.6%	—	—
Pentucket Shopping Center (a)	Plaistow, NH	198,469	86.4%	86.4%	—	—
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
New Town (a)	Owings Mill, MD	117,593	46.1%	46.1%	—	—
Olde Ivy Village (a)	Smyrna, GA	46,500	93.7%	93.7%	—	—
Northpark Village Square (a)	Santa Clarita, CA	87,103	97.2%	97.2%	—	—
Lower Makefield Shopping Center (a)	Lower Makefield, PA	74,953	97.6%	97.6%	—	—
Denton Village (a)	Denton, TX	48,280	100.0%	100.0%	—	—
Rusty Leaf Plaza (a)	Orange, CA	59,188	95.7%	95.7%	—	—
Northville Park Place (a)	Northville, MI	78,421	100.0%	100.0%	—	—
CityPlace (a)	Woodbury, MN	174,802	98.5%	98.5%	—	—
Portfolio total		7,167,597	90.9%	91.2%	$138,184	3.97%
(a)
Property is included in the pool of unencumbered properties under our Credit Facility.
(b)
Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of June 30, 2023.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	5	$4,770	4.4%	$16.11	296,150	4.1%
The TJX Companies, Inc.	14	3,760	3.4%	10.62	354,070	4.9%
Ulta Salon, Cosmetics & Fragrance Inc.	11	2,422	2.2%	21.83	110,958	1.5%
Ross Dress for Less, Inc.	10	2,411	2.2%	9.20	262,080	3.7%
Amazon/Whole Foods Market Group, Inc.	3	2,340	2.1%	20.27	115,410	1.6%
Sprouts Farmers Market, LLC	4	2,159	2.0%	19.09	113,092	1.6%
Albertsons/Jewel/Shaw's	2	2,090	1.9%	16.34	127,892	1.8%
PetSmart	7	2,069	1.9%	14.93	138,578	1.9%
Dicks Sporting Goods, Inc.	4	2,012	1.8%	11.13	180,766	2.5%
LA Fitness (Fitness International)	2	1,966	1.8%	21.94	89,600	1.3%
Top ten tenants	62	$25,999	23.7%	$14.54	1,788,596	24.9%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at June 30, 2023.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,391,200	21.3%	10.1%
Grocery	1,331,589	20.4%	17.4%
Home Goods	806,935	12.3%	6.8%
Lifestyle, Health Clubs, Books & Phones	803,721	12.3%	15.4%
Restaurant	632,619	9.7%	18.5%
Apparel & Accessories	432,841	6.6%	8.9%
Consumer Services, Salons, Cleaners, Banks	357,121	5.5%	9.7%
Pet Supplies	256,913	3.9%	4.1%
Health, Doctors & Health Foods	204,452	3.1%	5.3%
Sporting Goods	202,067	3.1%	2.3%
Other	115,641	1.8%	1.5%
Total	6,535,099	100.0%	100.0%

The following table sets forth a summary, as of June 30, 2023, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	49%	5.6
Junior Box	5,000-9,999	14%	4.1
Small Shop	Less than 5,000	37%	3.6
Total		100%	4.7

We have received possession for all four Bed Bath & Beyond locations and are in active negotiations with national tenants to re-lease these spaces.

Lease Expirations

The following table sets forth a summary, as of June 30, 2023, of lease expirations scheduled to occur during the remainder of 2023 and each of the calendar years from 2023 to 2032 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to June 30, 2023. Annualized base rent represents the rent in-place of the applicable property at June 30,

2023. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $99,342 or $19.54 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2023 (including month-to-month)	69	242,379	3.7%	$4,745	4.4%	$19.58
2024	122	763,628	11.7%	14,640	13.4%	19.17
2025	138	812,894	12.4%	17,292	15.8%	21.27
2026	107	456,164	7.0%	10,471	9.6%	22.95
2027	123	851,881	13.0%	14,831	13.6%	17.41
2028	106	1,301,827	19.9%	15,734	14.4%	12.09
2029	33	351,418	5.4%	5,191	4.7%	14.77
2030	24	238,613	3.7%	4,610	4.2%	19.32
2031	20	191,328	2.9%	3,573	3.3%	18.68
2032	30	200,551	3.1%	4,738	4.4%	23.62
Thereafter	39	1,124,416	17.2%	13,278	12.2%	11.81
Leased Total	811	6,535,099	100.0%	$109,103	100.0%	$16.70

Liquidity and Capital Resources

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on mortgage loans and Credit Facility	•	Cash receipts from our tenants
•	Property operating expenses	•	Sale of shares through the DRP
•	General and administrative expenses	•	Proceeds from new or refinanced mortgage loans
•	Distributions to stockholders	•	Borrowing on our Credit Facility
•	Fees payable to our Business Manager and Real Estate Manager	•	Proceeds from sales of real estate (if any)*
•	Repurchases of shares under the SRP	•	Proceeds from issuance of securities (if any) other than through the DRP*
•	Capital expenditures, tenant improvements and leasing commissions
•	Acquisitions of real estate directly or through joint ventures*
•	Redevelopments of entire properties or certain spaces within our properties*

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

At June 30, 2023, we had $138 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. During the six months ended June 30, 2023, the net borrowings from the Revolving Credit Facility were $36 million, which we used to fund the payoff of the Coastal North Town Center property mortgage. At June 30, 2023 the interest rates on the Revolving Credit Facility and the Term Loan were 7.17% and 4.38%, respectively. At June 30, 2022 the interest rates on the Revolving Credit Facility and the Term Loan were 2.65% and 3.62%, respectively. On February 3, 2022, we extended the Revolving Credit Facility maturity date to February 3, 2026 plus a twelve month extension, at the Company’s option. We also increased the Term Loan outstanding balance to $275 million which now matures on February 3, 2027. On May 17, 2022, we amended our Credit Agreement to increase the size of the Term Loan to $575 million and modify several covenants to fund our acquisition of a portfolio of eight retail shopping center properties from Inland Retail Property Fund, LP, a Delaware limited partnership. As of August 9, 2023, we had $64 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants, of the Credit Agreement that governs the Credit Facility. Although $64 million is the maximum available, covenant limitations affect what we can actually draw, and we expect to have substantially less than $64 million actually available to draw or otherwise undertake as additional debt as a result of, among other things, completing the aforementioned acquisition of the eight properties and increasing the amount of the Term Loan. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would shrink availability under the Credit Facility.

As of June 30, 2023, we had total debt outstanding of $851 million, excluding unamortized debt issuance costs, which bore interest at a weighted average interest rate of 4.76% per annum. As of June 30, 2023, the weighted average years to maturity for our debt was 3.3 years. As of June 30, 2023 and December 31, 2022, our borrowings were 52% and 53%, respectively, of the purchase price of our investment properties. At June 30, 2023 our cash and cash equivalents balance was $12.2 million.

As of August 9, 2023, in the next twelve months, we do not have any mortgage loans maturing.

During the six months ended June 30, 2023, we repurchased $2.6 million of shares of common stock.

We delayed making non-essential capital improvements and other non-essential capital expenditures at our properties at the onset of the pandemic in 2020 and into 2021, where possible, to preserve cash. As rent collections increased during 2021 and 2022, we increased our funding of capital expenditures at our properties to levels similar to pre-pandemic periods, and we do not expect the prior delay in making these capital expenditures to have any material effect on our tenants or our ability to lease space. In the six months ended June 30, 2023, we spent $3.5 million on capital expenditures and tenant improvements, which is approximately $0.6 million less than we did in the six months ended June 30, 2022. Additionally, we expect to materially increase spending on tenant improvements in connection with new or renewed leases and capital expenditures during 2023 but do not anticipate a material effect on our liquidity from this increase, assuming the businesses of our tenants, including those that were negatively affected by the COVID-19 pandemic, remain steady or improve or they otherwise continue to pay their rent and fulfill their lease obligations.

As of June 30, 2023, we have paid all interest and principal amounts when due, and are in compliance with all financial covenants under the Credit Facility as amended.

Cash Flow Analysis

	Six Months Ended June 30,		Change
	2023	2022	2023 vs. 2022
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$24,952	$27,428	$(2,476)
Net cash flows used in investing activities	$(3,521)	$(282,080)	$278,559
Net cash flows (used in) provided by financing activities	$(14,079)	$250,817	$(264,896)

Operating activities

The decrease in cash from operating activities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to timing of payments to related parties.

Investing activities

	Six Months Ended June 30,		Change
	2023	2022	2023 vs. 2022
	(Dollar amounts in thousands)
Purchase of investment properties	$—	$(277,772)	$277,772
Capital expenditures	(3,521)	(4,087)	$566
Other assets	—	(221)	221
Net cash used in investing activities	$(3,521)	$(282,080)	$278,559

The decrease in cash used for investing activities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the acquisition of the IRPF properties that occurred during the second quarter of 2022.

Financing activities

	Six Months Ended June 30,		Change
	2023	2022	2023 vs. 2022
	(Dollar amounts in thousands)
Total changes related to debt	$(5,510)	$259,784	$(265,294)
Proceeds from the distribution reinvestment plan, net of shares repurchased	881	1,836	(955)
Distributions paid	(9,819)	(9,782)	(37)
Early termination of interest rate swap agreements, net	369	(1,021)	1,390
Net cash (used in) provided by financing activities	$(14,079)	$250,817	$(264,896)

During the six months ended June 30, 2023, changes in total debt decreased $265.3 million from the six months ended June 30, 2022 primarily due to the acquisition of the IRPF properties during the six months ended June 30, 2022. During the six months ended June 30, 2023, we generated proceeds from the sale of shares pursuant to the DRP of $3.5 million. For the six months ended June 30, 2023, share repurchases were $2.6 million. During the six months ended June 30, 2023, we paid $9.8 million in distributions.

Distributions

Distributions when declared are paid quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the six months ended June 30, 2023 and 2022 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Six Months Ended June 30,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operating Activities
2023	$9,813	$0.271200	$6,297	$3,522	$9,819	$24,952
2022	$9,792	$0.271200	$6,111	$3,671	$9,782	$27,428

(1)
Distributions were funded by cash flows from operating activities during the six months ended June 30, 2023 and 2022.

Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2023 and 2022. Dollar amounts are stated in thousands.

We generate primarily all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented. A total of 44 investment properties that were acquired on or before January 1, 2022 represent our “same store” properties during the three and six months ended June 30, 2023 and 2022. “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2022. For the three and six months ended June 30, 2023 and 2022, eight properties that were acquired on May 17, 2022 constituted non-same store properties.

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

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three and six months ended June 30, 2023 and 2022, along with a reconciliation to net loss, calculated in accordance with GAAP.

Comparison of the three months ended June 30, 2023 and June 30, 2022

	Total			Same Store			Non-Same Store
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change	2023	2022	Change
Rental income	$36,159	$31,587	$4,572	$30,644	$28,793	$1,851	$5,515	$2,794	$2,721
Other property income	(137)	51	(188)	(180)	34	(214)	43	17	26
Total income	$36,022	$31,638	$4,384	30,464	28,827	1,637	5,558	2,811	2,747

Property operating expenses	$6,937	$5,545	$1,392	5,932	5,197	735	1,005	348	657
Real estate tax expense	4,261	4,243	18	3,689	3,643	46	572	600	(28)
Total property operating expenses	$11,198	$9,788	$1,410	9,621	8,840	781	1,577	948	629

Property net operating income	$24,824	$21,850	$2,974	$20,843	$19,987	$856	$3,981	$1,863	$2,118

Straight-line income (expense), net	$77	$(23)	$100
Amortization of intangibles and lease incentives	2,296	336	1,960
General and administrative expenses	(1,231)	(1,351)	120
Business management fee	(2,300)	(2,549)	249
Depreciation and amortization	(15,228)	(13,789)	(1,439)
Interest expense	(10,806)	(7,106)	(3,700)
Interest and other income (expense)	55	—	55
Net loss	$(2,313)	$(2,632)	$319

Net loss. Net loss was $2,313 and $2,632 for the three months ended June 30, 2023 and 2022, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended June 30, 2023 with the results of the same investment properties owned during the three months ended June 30, 2022, property net operating income increased $856, total property income increased $1,637, and total property operating expenses including real estate tax expense increased $781.

The increase in “same store” total property income is primarily due to an increase in base rent and an increase in tenant recovery income due to increased recoverable expenses in 2023.

“Non-same store” total property net operating income increased $2,118 during the three months ended June 30, 2023 as compared to 2022. The increase is a result of acquiring eight properties on May 17, 2022. On a “non-same store” basis, total property income increased $2,747 and total property operating expenses increased $629 during the three months ended June 30, 2023 as compared to 2022 as a result of this acquisition.

Straight-line income (expense), net. Straight-line income (expense), net increased $100 in 2023 compared to 2022. This increase is primarily due to a decrease in write-offs of straight-line balances during the second quarter of 2023 and the acquisition of eight properties on May 17, 2022.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives increased $1,960 in 2023 compared to 2022. The increase is primarily due to write-offs of below market lease intangibles from early lease terminations during the second quarter of 2023 and the acquisition of the IRPF Properties.

General and administrative expenses. General and administrative expenses decreased $120 in 2023 compared to 2022. The decrease is primarily due to lower legal and stock administration costs partially offset by an increase in salaries during the three months ended June 30, 2023.

Business management fee. Business management fees decreased $249 in 2023 compared to 2022. The decrease is primarily due to an amendment to the agreement that reduced the base fee, partially offset by an increase in fees due to the acquisition of the IRPF Properties in 2022.

Depreciation and amortization. Depreciation and amortization increased $1,439 in 2023 compared to 2022. The increase is primarily due to the acquisition of the IRPF Properties on May 17, 2022, partially offset by a larger amount of fully amortized assets in 2023 compared to 2022.

Interest expense. Interest expense increased $3,700 in 2023 compared to 2022. The increase is primarily due to an increase in average debt outstanding driven by the acquisition of the IRPF Properties, as well as rising interest rates.

Interest and other income. Interest and other income increased $55 in 2023 compared to 2022.

Comparison of the six months ended June 30, 2023 and June 30, 2022

	Total			Same Store			Non-Same Store
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change	2023	2022	Change
Rental income	$72,557	$60,612	$11,945	$60,531	$57,818	$2,713	$12,026	$2,794	$9,232
Other property income	(88)	80	(168)	(152)	63	(215)	64	17	47
Total income	$72,469	$60,692	$11,777	60,379	57,881	2,498	12,090	2,811	9,279

Property operating expenses	$13,730	$10,936	$2,794	11,715	10,588	1,127	2,015	348	1,667
Real estate tax expense	9,515	7,973	1,542	7,269	7,373	(104)	2,246	600	1,646
Total property operating expenses	$23,245	$18,909	$4,336	18,984	17,961	1,023	4,261	948	3,313

Property net operating income	$49,224	$41,783	$7,441	$41,395	$39,920	$1,475	$7,829	$1,863	$5,966

Straight-line income (expense), net	$(56)	$(274)	$218
Intangible amortization and inducement	2,323	474	1,849
General and administrative expenses	(2,759)	(2,763)	4
Business management fee	(5,016)	(4,793)	(223)
Depreciation and amortization	(30,140)	(25,643)	(4,497)
Interest expense	(21,215)	(12,673)	(8,542)
Interest and other income	75	(1)	76
Net loss	$(7,564)	$(3,890)	$(3,674)

Net loss. Net loss was $7,564 and $3,890 for the six months ended June 30, 2023 and 2022, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties during the six months ended June 30, 2023 with the results of the same investment properties owned during the full six months ended June 30, 2022 property net operating income increased $1,475, total property income increased $2,498, and total property operating expenses including real estate tax expense increased $1,023.

The increase in “same store” total property income is primarily due to an increase in rental income and an increase in recovery income due to higher recoverable expenses during the six months ended June 30, 2023.

“Non-same store” total property net operating income increased $5,966 during 2023 as compared to 2022. The increase is a result of acquiring eight retail properties on May 17, 2022. On a “non-same store” basis, total property income increased $9,279 and total property operating expenses increased $3,313 during the six months ended June 30, 2023 as compared to 2022 as a result of this acquisition.

Straight-line income (expense), net. Straight-line income (expense), net decreased $218 in 2023 compared to 2022. This decrease is primarily due to scheduled rent increases during the six months ended June 30, 2023.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives increased $1,849 in 2023 compared to 2022. The increase is primarily due to the acquisition of IRPF Properties.

General and administrative expenses. General and administrative expenses decreased $4 in 2023 compared to 2022.

Business management fee. Business management fees increased $223 in 2023 compared to 2022. The increase is primarily due to the acquisition of IRPF Properties, partially offset by an amendment to the agreement that reduced the base fee.

Depreciation and amortization. Depreciation and amortization increased $4,497 in 2023 compared to 2022. The increase is primarily due to the acquisition of eight properties on May 17, 2022, partially offset by fully amortized assets in 2023 compared to 2022.

Interest expense. Interest expense increased $8,542 in 2023 compared to 2022. The increase is primarily due to an increase in average debt outstanding driven by the acquisition of IRPF Properties.

Interest and other income. Interest and other income increased $76 in 2023 compared to 2022.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the six months ended June 30, 2023. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	54	327,321	$20.66	$19.98	3.4%	5.8	$0.31
Comparable New Leases	5	10,518	$28.97	$26.75	8.3%	7.9	$13.84
Non-Comparable New and Renewal Leases (a)	18	56,790	$20.82	N/A	N/A	5.4	$27.29
Total	77	394,629

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

Our FFO and MFFO for the six months ended June 30, 2023 and 2022 are calculated as follows:

		Six Months Ended June 30,
		2023	2022
		(Dollar amounts in thousands)
	Net loss	$(7,564)	$(3,890)
Add:	Depreciation and amortization related to investment properties	30,140	25,643
	Funds from operations (FFO)	22,576	21,753

Less:	Amortization of acquired lease intangibles, net	(2,421)	(529)
	Straight-line income (expense), net	56	274
	Modified funds from operations (MFFO)	$20,211	$21,498

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our June 30, 2023 Notes to Consolidated Financial Statements in Item 1.

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

As of June 30, 2023, we had outstanding debt of $851.2 million, excluding unamortized debt issuance costs, bearing interest rates ranging from 3.70% to 7.17% per annum. The weighted average interest rate was 4.76%, which includes the effect of interest rate swaps. As of June 30, 2023, the weighted average years to maturity for our mortgages and credit facility payable was 3.3 years.

As of June 30, 2023, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $112.2 million and a fair value of $102.4 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $2.3 million at June 30, 2023. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $2.4 million at June 30, 2023.

As of June 30, 2023, we had $188 million of debt or 22.1% of our total debt, excluding unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 6.43% per annum. We had variable rate debt subject to swap agreements of $551 million, or 64.7% of our total debt, excluding unamortized debt issuance costs, at June 30, 2023.

If interest rates on all debt which bears interest at variable rates as of June 30, 2023 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $1.9 million annually. If interest rates on all debt which bears interest at variable rates as of June 30, 2023 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

In July 2017, the Financial Conduct Authority, the authority which regulates LIBOR, announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the SOFR as its preferred alternative to LIBOR in derivatives and other financial contracts. Subsequently, in November 2020, the Intercontinental Exchange (“ICE”) Benchmark Administration Limited (“IBA”), the administrator of LIBOR, announced that it would consult on its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following December 31, 2021 and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The IBA has been compelled by the Financial Conduct Authority to publish the one-, three- and six-month USD LIBOR settings through September 30, 2024.

On February 3, 2022, we refinanced our Credit Facility and the interest rate benchmark used in this agreement changed from LIBOR to SOFR. On December 1, 2022, we amended our Credit Facility and the interest rate benchmark used in this agreement changed from LIBOR to SOFR. On the same date, we also amended the mortgage and associated interest swap agreements for one of the two remaining mortgages that was indexed to LIBOR to now be indexed to SOFR. The last remaining mortgage that was indexed to LIBOR was paid off on April 28, 2023 and the corresponding interest rate swap was also terminated on the same date.

Derivatives

For information related to our derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our June 30, 2023 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

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

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended June 30, 2023.

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 2023	1,885,154	110,190	$15.89	$1,751	110,190	1,643,914
May 2023	—	—	—	—	—	1,643,914
June 2023	—	—	—	—	—	1,643,914
Total	1,885,154	110,190	$15.89	$1,751	110,190
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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	August 9, 2023

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	August 9, 2023