Form 10-Q
period 2023-09-30
Inland Real Estate Income Trust, Inc.
filed 2023-11-08
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

Yes ☐ No ☒

As of November 7, 2023, there were 36,173,329 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Assets:
Investment properties held and used:
Land	$330,456	$330,456
Building and other improvements	1,206,070	1,198,309
Total	1,536,526	1,528,765
Less accumulated depreciation	(323,847)	(288,863)
Net investment properties held and used	1,212,679	1,239,902
Cash and cash equivalents	9,271	4,857
Restricted cash	478	477
Accounts and rent receivable	20,451	20,114
Acquired lease intangible assets, net	65,402	76,961
Operating lease right-of-use asset, net	13,845	14,153
Other assets	47,849	42,774
Total assets	$1,369,975	$1,399,238

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$843,674	$852,345
Accounts payable and accrued expenses	13,584	10,265
Operating lease liability	24,922	24,716
Distributions payable	4,907	4,907
Acquired intangible liabilities, net	38,268	43,339
Due to related parties	2,788	4,034
Other liabilities	9,712	8,574
Total liabilities	937,855	948,180

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,182,331 and 36,184,058 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	36	36
Additional paid in capital	816,024	814,949
Accumulated distributions and net loss	(424,100)	(398,097)
Accumulated other comprehensive income	40,160	34,170
Total stockholders’ equity	432,120	451,058
Total liabilities and stockholders’ equity	$1,369,975	$1,399,238

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income:
Rental income	$36,324	$35,900	$111,259	$97,114
Other property income	93	84	235	164
Total income	36,417	35,984	111,494	97,278

Expenses:
Property operating expenses	6,960	6,468	21,031	17,806
Real estate tax expense	4,508	4,721	14,023	12,694
General and administrative expenses	1,168	1,294	3,927	4,057
Business management fee	2,306	2,707	7,322	7,500
Depreciation and amortization	14,535	14,979	44,675	40,622
Total expenses	29,477	30,169	90,978	82,679

Other Income (Expense):
Interest expense	(10,727)	(8,721)	(31,942)	(21,394)
Interest and other income	77	6	152	5
Net loss	$(3,710)	$(2,900)	$(11,274)	$(6,790)

Net loss per common share, basic and diluted	$(0.10)	$(0.08)	$(0.31)	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	36,190,954	36,151,908	36,205,258	36,117,579

Comprehensive income (loss):
Net loss	$(3,710)	$(2,900)	$(11,274)	$(6,790)
Unrealized gain on derivatives	7,969	21,971	17,594	41,112
Reclassification adjustment for amounts included in net loss	(4,270)	(21)	(11,604)	2,819
Comprehensive (loss) income	$(11)	$19,050	$(5,284)	$37,141

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the Three Months Ended September 30, 2023
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2023	36,196,116	$36	$815,874	$(415,474)	$36,461	$436,897

Distributions declared ($0.135600 per share)	—	—	—	(4,916)	—	(4,916)
Proceeds from distribution reinvestment plan	87,720	—	1,742	—	—	1,742
Shares repurchased	(101,505)	—	(1,612)	—	—	(1,612)
Unrealized gain on derivatives	—	—	—	—	7,969	7,969
Reclassification adjustment for amounts included in net loss	—	—	—	—	(4,270)	(4,270)
Equity-based compensation	—	—	20	—	—	20
Net loss	—	—	—	(3,710)	—	(3,710)
Balance at September 30, 2023	36,182,331	$36	$816,024	$(424,100)	$40,160	$432,120

For the Three Months Ended September 30, 2022
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2022	36,115,528	$36	$813,106	$(379,559)	$14,512	$448,095

Distributions declared ($0.135600 per share)	—	—	—	(4,902)	—	(4,902)
Proceeds from distribution reinvestment plan	89,849	—	1,814	—	—	1,814
Shares repurchased	(56,155)	—	(908)	—	—	(908)
Unrealized gain on derivatives	—	—	—	—	21,971	21,971
Reclassification adjustment for amounts included in net loss	—	—	—	—	(21)	(21)
Equity-based compensation	—	—	15	—	—	15
Net loss	—	—	—	(2,900)	—	(2,900)
Balance at September 30, 2022	36,149,222	$36	$814,027	$(387,361)	$36,462	$463,164

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands)

For the Nine Months Ended September 30, 2023
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	36,184,058	$36	$814,949	$(398,097)	$34,170	$451,058

Distributions declared ($0.406800 per share)	—	—	—	(14,729)	—	(14,729)
Proceeds from distribution reinvestment plan	263,598	—	5,264	—	—	5,264
Shares repurchased	(266,794)	—	(4,253)	—	—	(4,253)
Unrealized gain on derivatives	—	—	—	—	17,594	17,594
Reclassification adjustment for amounts included in net loss	—	—	—	—	(11,604)	(11,604)
Equity-based compensation	1,469	—	64	—	—	64
Net loss	—	—	—	(11,274)	—	(11,274)
Balance at September 30, 2023	36,182,331	$36	$816,024	$(424,100)	$40,160	$432,120

For the Nine Months Ended September 30, 2022
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	36,040,928	$36	$811,233	$(365,877)	$(7,469)	$437,923

Distributions declared ($0.406800 per share)	—	—	—	(14,694)	—	(14,694)
Proceeds from distribution reinvestment plan	282,268	—	5,485	—	—	5,485
Shares repurchased	(176,445)	—	(2,743)	—	—	(2,743)
Unrealized gain on derivatives	—	—	—	—	41,112	41,112
Reclassification adjustment for amounts included in net loss	—	—	—	—	2,819	2,819
Equity-based compensation	2,471	—	52	—	—	52
Net loss	—	—	—	(6,790)	—	(6,790)
Balance at September 30, 2022	36,149,222	$36	$814,027	$(387,361)	$36,462	$463,164

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,274)	$(6,790)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,675	40,622
Amortization of debt issuance costs and mortgage premiums, net	921	1,239
Amortization of acquired lease intangibles, net	(2,375)	(798)
Amortization of equity-based compensation	64	52
Reduction in the carrying amount of the right-of-use-asset	308	317
Straight-line income, net	(699)	(476)
Other non-cash adjustments	149	82
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,175	3,566
Accounts and rent receivable	363	91
Due to related parties	(1,251)	645
Operating lease liability	205	254
Other liabilities	1,137	2,233
Other assets	(12)	(715)
Net cash flows provided by operating activities	34,386	40,322

Cash flows from investing activities:
Purchase of investment properties	—	(277,849)
Capital expenditures	(7,031)	(7,693)
Other assets	—	(221)
Net cash flows used in investing activities	(7,031)	(285,763)

Cash flows from financing activities:
Payment of credit facility	(12,576)	(24,444)
Proceeds from credit facility	44,576	422,444
Payment of mortgages payable	(41,592)	(138,171)
Payment of debt issuance costs	—	(5,913)
Proceeds from the distribution reinvestment plan	5,264	5,485
Shares repurchased	(4,253)	(2,743)
Distributions paid	(14,729)	(14,679)
Early termination of interest rate swap agreements, net	370	(227)
Net cash flows (used in) provided by financing activities	(22,940)	241,752

Net increase (decrease) in cash, cash equivalents and restricted cash	4,415	(3,689)
Cash, cash equivalents and restricted cash, at beginning of the period	5,334	13,383
Cash, cash equivalents and restricted cash, at end of period	$9,749	$9,694

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:
Land	$—	$62,510
Building and improvements	—	192,690
Acquired lease intangible assets	—	33,285
Acquired intangible liabilities	—	(9,654)
Assumed liabilities, net	—	(982)
Purchase of investment properties	$—	$277,849

Cash paid for interest	$30,133	$18,174

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$983	$672

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

The Business Management Agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all acquisition and disposition fees. On March 23, 2023, the Company entered into a Third Amended and Restated Business Management Agreement (the “Third Business Management Agreement”) with the Business Manager effective April 1, 2023, which amended and restated the Business Management Agreement. See Note 13 - "Transactions with related parties" for a summary of the changes made in the Third Business Management Agreement.

On March 6, 2023, as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on the same date, the Company announced that the Company’s board of directors unanimously approved: (i) an Estimated Per Share NAV as of December 31, 2022, which serves as the per share purchase price for shares issued under the Company’s distribution reinvestment plan (as amended, the “DRP”) beginning with the first distribution payment to stockholders in April 2023 until the Company announces a new Estimated Per Share NAV, and (ii) that, in accordance with the share repurchase program (as amended, the “SRP”) as further described below in Note 3 – “Equity,” beginning with repurchases in April 2023 and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases and “exceptional repurchases” will be repurchased at 80% of the Estimated Per Share NAV.

At September 30, 2023, the Company owned 52 retail properties, totaling 7,166,282 square feet. The properties are located in 24 states. At September 30, 2023, the portfolio had a physical occupancy of 91.3% and economic occupancy of 91.9%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 23, 2023, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2023, except as noted below.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown in the Company’s consolidated statements of cash flows:

	September 30,
	2023	2022
Cash and cash equivalents	$9,271	$9,217
Restricted cash	478	477
Total cash, cash equivalents, and restricted cash	$9,749	$9,694

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. As of September 30, 2023, there were 36,182,331 shares of common stock outstanding including 6,416,644 shares issued through the DRP, net of 3,783,724 shares repurchased through the SRP.

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

There were $1,742 and $5,264 distributions reinvested through the DRP during the three and nine months ended September 30, 2023, respectively. There were $1,814 and $5,485 distributions reinvested through the DRP during the three and nine months ended September 30, 2022, respectively.

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

Repurchases through the SRP were $1,612 and $4,253 for the three and nine months ended September 30, 2023, respectively. Repurchases through the SRP were $908 and $2,743 for the three and nine months ended September 30, 2022, respectively. There was zero liability related to the SRP as of September 30, 2023 and December 31, 2022.

NOTE 4 – ACQUISITIONS

On May 17, 2022, the Company acquired a portfolio of eight properties (the “IRPF Properties”) from certain subsidiaries of Inland Retail Property Fund, LP (the “Seller”). The acquisition of the IRPF Properties is referred to herein as the “IRPF Transaction.” The IRPF Properties are leased primarily to grocery, retail and restaurant tenants. More specifically, seven of the IRPF Properties are grocery-anchored. The IRPF Properties are located across seven states and aggregate approximately 686,851 square feet. The Seller was a fund managed by an affiliate of the Company’s sponsor and business manager. Because the IRPF Transaction was a related party transaction, it was required by the Company’s Related Party Transactions Policy to be approved by at least a majority of the Company’s independent directors and was approved by all of the Company’s independent directors.

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

During the nine months ended September 30, 2023, the Company recorded total income of $18,016 and property net income of $11,664 from the properties acquired. During the nine months ended September 30, 2022, the Company recorded total income of $8,682 and property net income of $5,586 from the properties acquired.

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

Rental income related to the Company's operating leases is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Rental income - fixed payments	$28,943	$28,545	$86,380	$78,114
Rental income - variable payments (a)	7,427	7,086	22,504	18,202
Amortization of acquired lease intangibles, net	(46)	269	2,375	798
Rental income	$36,324	$35,900	$111,259	$97,114

(a) Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

As of September 30, 2023, the Company’s accounts and rent receivable, net balance was $20,451, which was net of an allowance for bad debts of $1,185. As of December 31, 2022, the Company’s accounts and rent receivable, net balance was $20,114, which was net of an allowance for bad debts of $1,119.

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Intangible assets:
Acquired in-place lease value	$183,305	$183,305
Acquired above market lease value	52,640	52,640
Accumulated amortization	(170,543)	(158,984)
Acquired lease intangibles, net	$65,402	$76,961
Intangible liabilities:
Acquired below market lease value	$79,914	$79,914
Accumulated amortization	(41,646)	(36,575)
Acquired below market lease intangibles, net	$38,268	$43,339

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization recorded as amortization expense:
Acquired in-place lease value	$2,651	$3,224	$8,863	$8,183
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(900)	$(947)	$(2,696)	$(2,491)
Acquired below market leases	854	1,216	5,071	3,289
Net rental income increase	$(46)	$269	$2,375	$798

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2023 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2023 (remainder of year)	$2,554	$879	$847
2024	9,168	3,321	3,301
2025	6,772	2,935	3,065
2026	5,041	2,507	2,926
2027	3,609	1,858	2,724
Thereafter	16,609	10,149	25,405
Total	$43,753	$21,649	$38,268

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of September 30, 2023 and December 31, 2022, the Company had the following mortgages and credit facility payable:

	September 30, 2023		December 31, 2022
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$112,102	3.84%	$112,345	3.84%
Variable rate mortgages payable with swap agreements	26,000	4.55%	67,348	3.71%
Mortgages payable	138,102	3.97%	179,693	3.79%
Credit facility payable	709,000	4.94%	677,000	4.56%
Total debt before unamortized debt issuance costs including impact of interest rate swaps	847,102	4.79%	856,693	4.40%
(Less): Unamortized debt issuance costs	(3,428)		(4,348)
Total debt	$843,674		$852,345

The Company's indebtedness bore interest at a weighted average interest rate of 4.79% per annum at September 30, 2023, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding unamortized debt issuance costs was $847,102 and $856,693 as of September 30, 2023 and December 31, 2022, respectively, and its estimated fair value was $837,819 and $847,652 as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023, scheduled principal payments and maturities on the Company’s debt were as follows:

	September 30, 2023
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2023 (remainder of the year)	$83	$—	$—	$83
2024	341	—	—	341
2025	295	92,656	—	92,951
2026	—	44,727	134,000	178,727
2027	—	—	575,000	575,000
Thereafter	—	—	—	—
Total	$719	$137,383	$709,000	$847,102

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

At September 30, 2023, the Company had $134,000 outstanding under the Revolving Credit Facility and $575,000 outstanding under the Term Loan. At September 30, 2023, the interest rates on the Revolving Credit Facility and the Term Loan were 7.33% and 4.39%, respectively. As of September 30, 2023, the Company had a maximum amount of $66,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available. Although all of the amount available under the Revolving Credit Facility is available to pay off existing mortgages, due to the covenant limitations, the Company expects to have substantially less than all $66,000 available to draw or otherwise undertake additional debt as a result of, among other things, completing the aforementioned IRPF Transaction and increasing the amount of the Term Loan.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. At September 30, 2023, there were 47 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of September 30, 2023, the Company was in compliance with all financial covenants related to the Credit Facility as amended.

Mortgages Payable

The Company’s mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2023, the Company was current on all of its debt service payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of September 30, 2023, the weighted average years to maturity for the Company’s mortgages payable was 2.3 years. There are no mortgage loans maturing in the next twelve months.

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

The following table summarizes the Company’s interest rate swap contracts outstanding as of September 30, 2023.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value at September 30, 2023
Assets
December 5, 2022	December 1, 2022	January 1, 2026	One-month Term SOFR	2.25%	26,000	1,404
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.69%	90,000	7,767
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.85%	100,000	8,118
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.72%	85,000	7,282
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	3,286
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	3,279
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	75,000	4,109
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.77%	55,000	2,925
					$551,000	$38,170

(a)
At September 30, 2023, the one-month term SOFR was 5.32%.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2023	2022	2023	2022
Effective portion of derivatives	$7,969	$21,971	$17,594	$41,112
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(4,270)	$(21)	$(11,604)	$2,819

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $10,727 and $8,721, for the three months ended September 30, 2023 and 2022, respectively. The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $31,942 and $21,394 for the nine months ended September 30, 2023 and 2022, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income (loss) is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income into income (loss) in the next twelve months is $17,312.

NOTE 8 – DISTRIBUTIONS

The table below presents the distributions paid and declared during the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Distributions paid	$4,910	$4,897	$14,729	$14,679
Distributions declared	$4,916	$4,902	$14,729	$14,694

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss in the three and nine months ended September 30, 2023, 4,433 and 4,809 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net loss in the three and nine months ended September 30, 2022, 3,300 shares and 4,754 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 11 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares and restricted share units are issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares are included in common stock outstanding on the date of vesting. Restricted share units are included in common stock outstanding on the date they are transferred to the non-employee director or their beneficiary. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the non-employee directors was $20 and $64, in the aggregate, for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, the Company had $55 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.41 years. The total fair value at the vesting date for restricted shares that vested during the three and nine months ended September 30, 2023 was zero and $29, respectively. The total fair value at the vesting date for restricted shares and restricted share units that vested during the three and nine months ended September 30, 2022 was zero and $47, respectively. As of December 31, 2022, there were no remaining unvested restricted share units and the Company has only been granting restricted shares to non-employee directors in recent years.

A summary table of the status of the restricted shares is presented below:

Restricted Shares
Outstanding at December 31, 2022	9,172
Granted	—
Vested	(1,469)
Outstanding at September 30, 2023	7,703

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment as defined by GAAP, retail real estate, for the nine months ended September 30, 2023 and 2022.

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

On May 17, 2022, the Company acquired the IRPF Properties from the Seller, a fund managed by an affiliate of the Company’s sponsor and business manager. See Note 4 – "Acquisitions" for further information.

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2023 and 2022. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid amounts (f) as of
		2023	2022	2023	2022	September 30, 2023	December 31, 2022
General and administrative reimbursements	(a)	$420	$479	$1,362	$1,282	$315	$241
Loan costs	(b)	$—	$—	$—	$42	$—	$—
Acquisition related costs	(c)	$—	$—	$—	$19	$—	$—

Real estate management fees		$1,357	$1,393	$4,233	$3,753	$—	$—
Property operating expenses		456	363	1,457	1,042	10	24
Construction management fees		213	22	312	37	51	45
Leasing fees		93	108	249	313	106	132
Total real estate management related costs	(d)	$2,119	$1,886	$6,251	$5,145	$167	$201

Business management fees	(e)	2,306	$2,707	$7,322	$7,500	$2,306	$2,713

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
•
change the termination date of the agreement to March 31, 2027, and remove the provisions regarding one-year renewal terms;
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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2023
Interest rate swap agreements - Other assets	$—	$38,170	$—	$38,170
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—
December 31, 2022
Interest rate swap agreements - Other assets	$—	$33,274	$—	$33,274
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—

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

NOTE 15 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Company has evaluated events that occurred subsequent to September 30, 2023 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the consolidated financial statements.

Director Stock Awards

On November 7, 2023, the Company granted each of its four independent directors 1,208.46 restricted shares for a total of 4,834 restricted shares with a total value of $96. The restricted shares will vest in equal one-third increments on November 7, 2024, 2025 and 2026.

SRP Amendment

On November 7, 2023, the Company’s board of directors approved certain amendments to the SRP to remove the DRP proceeds limitation. These changes will be effective after required publication and notice is provided to stockholders.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as filed with the Securities and Exchange Commission on August 9, 2023, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the Securities and Exchange Commission on May 10, 2023 and in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 23, 2023, some of which are summarized below:

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
•
Market disruptions resulting from any future disruptions from a global pandemic, the war in Ukraine and the Israeli-Hamas war, high inflation, increases in interest rates, banking crises, supply chain shortages that affect our tenants or other disruptions caused by events beyond our control may adversely impact our results and financial condition, including our ability to service our debt obligations, borrow additional monies or pay distributions;
•
We incurred net losses on a GAAP basis for the three and nine months ended September 30, 2023 and 2022, and for the year ended December 31, 2022, and future net losses could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness or pay distributions to our stockholders;
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

The following discussion and analysis relates to the three and nine months ended September 30, 2023 and 2022 and as of September 30, 2023 and December 31, 2022. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

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

On March 2, 2023, our board of directors determined an estimated per share net asset value of our common stock of $19.86 as of December 31, 2022, compared to the previous estimated value of $20.20 as of December 31, 2021. At September 30, 2023, we had total assets of $1.4 billion on our balance sheet and owned 52 properties located in 24 states containing 7.2 million square feet. On May 17, 2022, we acquired eight retail shopping center properties (the “IRPF Properties”) from certain subsidiaries of Inland Retail Property Fund, LP. The IRPF Properties are located across seven states and aggregate approximately 686,851 square feet. We acquired the IRPF Properties for an aggregate purchase price of $278 million, excluding closing costs. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. At September 30, 2023, grocery-anchored or grocery shadow-anchored shopping center properties represented 88% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center which we own that is located near a grocery store that we do not own but that we believe generates traffic for the shopping center. As of September 30, 2023, the portfolio properties have an economic occupancy of 91.9% and staggered lease maturity dates. Grocery tenants accounted for 17% of our annualized base rent (“ABR”) as of September 30, 2023.

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

Company Update – Strategic Plan

The Company has a strategic plan that includes the goals of providing a future liquidity event to investors and creating long-term stockholder value. The strategic plan centers around owning a portfolio of grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team continually evaluates possibilities for the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. Of the Company’s 953 leasable spaces, there are 122 non-grocery big box (anchor spaces of at least 10,000 square feet) in the portfolio, and of those twelve are vacant, and zero are dark (meaning that the tenant is still obligated by their lease to pay rent but has vacated the space and left it unused) as of

October 31, 2023. We are not actively marketing any properties for sale as of the date of this quarterly report on Form 10-Q. We believe increasing the size and profitability of the Company would enhance our ability to complete a successful liquidity event. On May 17, 2022, we acquired seven grocery-anchored retail shopping center properties and one additional retail shopping center, collectively referred to as the IRPF Properties, from certain subsidiaries of Inland Retail Property Fund, LP, for approximately $278 million. Although we are not actively pursuing any new acquisitions as of the date of this Quarterly Report, we may seek and evaluate potential acquisitions and, if we have the requisite capital and financing available to us, opportunistically acquire retail properties that we believe complement our existing portfolio in terms of relevant characteristics such as tenant mix, demographics and geography and are consistent with our plan to try to own a portfolio substantially all of which is comprised of grocery-anchored or shadow-anchored properties. We may also consider other transactions, such as redeveloping certain of our properties or portions of certain of our properties, for example, big-box spaces, to repurpose them for alternative commercial or multifamily residential uses. We expect to consider liquidity events, such as listing our common stock on a national securities exchange, but given current market conditions, we do not know when we will complete such a transaction. Our consideration of a liquidity event is influenced by our intention to opportunistically grow the portfolio, execute redevelopment opportunities and execute strategic sales and acquisitions. Likewise, we are continually impacted by (i) evolving retail market conditions and other complex factors such as (ii) competition for our tenants from evolving internet businesses, (iii) the state of the commercial real estate market and financial markets, (iv) our ability to raise capital or borrow on terms that are acceptable to the Company in light of the use of the proceeds and (v) changes in general economic conditions such as high interest rates, among other factors. The timing of the completion of the strategic plan has already extended beyond our original expectations and cannot be predicted with certainty. There is no assurance that the Company will be able to successfully implement its strategic plan, for example by making strategic sales or purchases of properties or listing the Company’s common stock, within the timeframe we would prefer or at all.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of September 30, 2023
Number of properties	52
Purchase price	$1,624,667
Total square footage	7,166,282
Physical occupancy	91.3%
Economic occupancy	91.9%
Weighted average remaining lease term (years) (a)	4.7
(a)
Weighted average remaining lease term is based on a weighting by ABR as of September 30, 2023.

The table below presents information for each of our investment properties as of September 30, 2023.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	169,558	90.7%	92.8%	—	—
Park Avenue (a)	Little Rock, AR	78,648	85.4%	85.4%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	97.5%	97.5%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	77.8%	77.8%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	97.8%	97.8%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	70.3%	70.3%	—	—
Dogwood Festival (a)	Flowood, MS	187,468	83.8%	83.8%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	98.9%	98.9%	—	—
Harris Plaza (a)	Layton, UT	125,814	96.6%	96.6%	—	—
Dixie Valley (a)	Louisville, KY	119,981	81.1%	81.1%	—	—
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	97.4%	97.4%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	99.3%	99.3%	—	—
Harvest Square (a)	Harvest, AL	70,590	93.2%	93.2%	—	—
Heritage Square (a)	Conyers, GA	22,510	75.5%	80.7%	—	—
The Shoppes at Branson Hills (a)	Branson, MO	256,244	97.2%	97.2%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	96.4%	96.4%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	90.6%	90.6%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center (a)	Katy, TX	147,621	97.5%	97.5%	—	—
Eastside Junction (a)	Athens, AL	79,675	91.0%	91.0%	—	—
Fairgrounds Crossing (a)	Hot Springs, AR	155,127	84.9%	84.9%	—	—
Prattville Town Center (a)	Prattville, AL	168,842	89.0%	89.0%	—	—
Regal Court	Shreveport, LA	363,061	96.4%	96.4%	26,000	4.55%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza (a)	Jacksonville, NC	42,219	52.8%	52.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	84.1%	84.1%	—	—
White City (a)	Shrewsbury, MA	256,974	85.2%	85.2%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	94.7%	94.7%	—	—
Shoppes at Market Pointe (a)	Papillion, NE	253,903	95.3%	95.3%	—	—
Marketplace at El Paseo (a)	Fresno, CA	224,683	97.4%	98.6%	—	—
The Village at Burlington Creek	Kansas City, MO	156,773	82.3%	82.3%	16,842	4.25%
Milford Marketplace	Milford, CT	111,959	87.8%	87.8%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,871	92.1%	92.1%	76,533	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	89.4%	89.4%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	100.0%	100.0%	—	—
Marketplace at Tech Center (a)	Newport News, VA	210,666	89.0%	94.1%	—	—
Coastal North Town Center (a)	Myrtle Beach, SC	304,662	97.1%	97.7%	—	—
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	93.6%	93.6%	—	—
Pentucket Shopping Center (a)	Plaistow, NH	198,469	86.4%	86.4%	—	—
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
New Town (a)	Owings Mill, MD	117,593	43.8%	45.1%	—	—
Olde Ivy Village (a)	Smyrna, GA	46,500	93.7%	93.7%	—	—
Northpark Village Square (a)	Santa Clarita, CA	87,103	78.1%	97.2%	—	—
Lower Makefield Shopping Center (a)	Lower Makefield, PA	74,953	97.6%	97.6%	—	—
Denton Village (a)	Denton, TX	48,280	100.0%	100.0%	—	—
Rusty Leaf Plaza (a)	Orange, CA	59,188	95.7%	95.7%	—	—
Northville Park Place (a)	Northville, MI	78,421	94.4%	100.0%	—	—
CityPlace (a)	Woodbury, MN	174,802	98.5%	98.5%	—	—
Portfolio total		7,166,282	91.3%	91.9%	$138,102	3.97%
(a)
Property is included in the pool of unencumbered properties under our Credit Facility.
(b)
Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of September 30, 2023.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	5	$4,770	4.3%	$16.11	296,150	4.1%
The TJX Companies, Inc.	14	3,772	3.4%	10.65	354,070	4.9%
Ross Dress for Less, Inc.	10	2,411	2.2%	9.20	262,080	3.7%
Ulta Salon, Cosmetics & Fragrance Inc.	11	2,370	2.2%	21.36	110,958	1.6%
Amazon/Whole Foods Market Group, Inc.	3	2,340	2.1%	20.27	115,410	1.6%
Sprouts Farmers Market, LLC	4	2,159	2.0%	19.09	113,092	1.6%
Albertsons/Jewel/Shaw's	2	2,090	1.9%	16.34	127,892	1.8%
PetSmart	7	2,069	1.9%	14.93	138,578	1.9%
Dicks Sporting Goods, Inc.	4	2,012	1.8%	11.13	180,766	2.5%
LA Fitness (Fitness International)	2	1,966	1.8%	21.94	89,600	1.3%
Top ten tenants	62	$25,959	23.6%	$14.51	1,788,596	25.0%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at September 30, 2023.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,411,881	21.4%	10.4%
Grocery	1,331,589	20.2%	17.3%
Lifestyle, Health Clubs, Books & Phones	843,255	12.8%	15.7%
Home Goods	809,748	12.3%	6.8%
Restaurant	633,218	9.6%	18.5%
Apparel & Accessories	440,719	6.7%	8.9%
Consumer Services, Salons, Cleaners, Banks	343,139	5.2%	9.6%
Pet Supplies	256,913	3.9%	4.0%
Sporting Goods	202,067	3.1%	2.3%
Health, Doctors & Health Foods	196,805	3.0%	5.2%
Other	113,891	1.8%	1.3%
Total	6,583,225	100.00%	100.00%

The following table sets forth a summary, as of September 30, 2023, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	49%	5.8
Junior Box	5,000-9,999	14%	4.2
Small Shop	Less than 5,000	37%	3.6
Total		100%	4.7

With respect to our locations affected by the Bed, Bath and Beyond bankruptcy, we have executed a lease for one out of our four locations that closed and are in active negotiations with national tenants to re-lease the remaining three spaces.

With respect to our locations affected by the Rite Aid bankruptcy, one of our two locations was already dark and is included on the initial closure list from Rite Aid. Our other location is still open and operating and is not on the initial closure list.

Lease Expirations

The following table sets forth a summary, as of September 30, 2023, of lease expirations scheduled to occur during the remainder of 2023 and each of the calendar years from 2024 to 2032 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to September 30, 2023. Annualized base rent represents the rent in-place of the applicable property at September 30, 2023. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $99,991 or $19.48 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2023 (including month-to-month)	41	130,771	2.0%	$2,604	2.4%	$19.91
2024	107	539,186	8.2%	12,058	11.0%	22.36
2025	136	785,998	11.9%	16,935	15.4%	21.55
2026	109	462,264	7.0%	10,510	9.6%	22.74
2027	124	881,881	13.4%	14,919	13.6%	16.92
2028	123	1,353,614	20.6%	16,983	15.5%	12.55
2029	49	532,200	8.1%	7,511	6.8%	14.11
2030	26	283,659	4.3%	5,182	4.7%	18.27
2031	20	191,328	2.9%	3,577	3.3%	18.70
2032	30	200,551	3.0%	4,754	4.3%	23.70
Thereafter	46	1,221,773	18.6%	14,748	13.4%	12.07
Leased Total	811	6,583,225	100.0%	$109,781	100.0%	$16.68

Liquidity and Capital Resources

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on mortgage loans and Credit Facility	•	Cash receipts from our tenants
•	Property operating expenses	•	Sale of shares through the DRP
•	General and administrative expenses	•	Proceeds from new or refinanced mortgage loans
•	Distributions to stockholders	•	Borrowing on our Credit Facility
•	Fees payable to our Business Manager and Real Estate Manager	•	Proceeds from sales of real estate (if any)*
•	Repurchases of shares under the SRP	•	Proceeds from issuance of securities (if any) other than through the DRP*
•	Capital expenditures, tenant improvements and leasing commissions
•	Acquisitions of real estate directly or through joint ventures*
•	Redevelopments of entire properties or certain spaces within our properties*

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

At September 30, 2023, we had $134 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. During the nine months ended September 30, 2023, the net borrowings from the Revolving Credit Facility were $32 million, which we used to fund the payoff of the Coastal North Town Center property mortgage. At September 30, 2023 the interest rates on the Revolving Credit Facility and the Term Loan were 7.33% and 4.39%, respectively. At September 30, 2022 the interest rates on the Revolving Credit Facility and the Term Loan were 4.56% and 4.11%, respectively. On February 3, 2022, we extended the Revolving Credit Facility maturity date to February 3, 2026 plus a twelve month extension, at the Company’s option. We also increased the Term Loan outstanding balance to $275 million which now matures on February 3, 2027. On May 17, 2022, we amended our Credit Agreement to increase the size of the Term Loan to $575 million and modify several covenants to fund our acquisition of a portfolio of eight retail shopping center properties from Inland Retail Property Fund, LP, a Delaware limited partnership. As of November 8, 2023, we had $66 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants, of the Credit Agreement that governs the Credit Facility. Although $66 million is the maximum available, covenant limitations affect what we can actually draw, and we expect to have substantially less than $66 million actually available to draw or otherwise undertake as additional debt as a result of, among other things, completing the aforementioned acquisition of the eight properties and increasing the amount of the Term Loan. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would shrink availability under the Credit Facility.

As of September 30, 2023, we had total debt outstanding of $847 million, excluding unamortized debt issuance costs, which bore interest at a weighted average interest rate of 4.79% per annum. As of September 30, 2023, the weighted average years to maturity for our debt was 3.0 years. As of September 30, 2023 and December 31, 2022, our borrowings were 52% and 53%, respectively, of the purchase price of our investment properties. At September 30, 2023, our cash and cash equivalents balance was $9.3 million.

As of November 8, 2023, in the next twelve months, we do not have any mortgage loans maturing.

During the nine months ended September 30, 2023, we repurchased $4.3 million of shares of common stock.

We delayed making non-essential capital improvements and other non-essential capital expenditures at our properties at the onset of the pandemic in 2020 and into 2021, where possible, to preserve cash. As rent collections increased during 2021 and 2022, we increased our funding of capital expenditures at our properties to levels similar to pre-pandemic periods, and we do not expect the prior delay in making these capital expenditures to have any material effect on our tenants or our ability to lease space. In the nine months ended September 30, 2023, we spent $7.0 million on capital expenditures and tenant improvements, which is approximately $0.7 million less than we did in the nine months ended September 30, 2022. Additionally, we expect to materially increase spending on tenant improvements in connection with new or renewed leases and capital expenditures during 2023 but do not anticipate a material effect on our liquidity from this increase, assuming the businesses of our tenants, including those that were negatively affected by the COVID-19 pandemic, remain steady or improve or they otherwise continue to pay their rent and fulfill their lease obligations.

As of September 30, 2023, we have paid all interest and principal amounts when due, and are in compliance with all financial covenants under the Credit Facility as amended.

Cash Flow Analysis

	Nine Months Ended September 30,		Change
	2023	2022	2023 vs. 2022
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$34,386	$40,322	$(5,936)
Net cash flows used in investing activities	$(7,031)	$(285,763)	$278,732
Net cash flows (used in) provided by financing activities	$(22,940)	$241,752	$(264,692)

Operating activities

The decrease in cash from operating activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to higher interest payments, the timing of payments to related parties and a decrease in prepaid rent.

Investing activities

	Nine Months Ended September 30,		Change
	2023	2022	2023 vs. 2022
	(Dollar amounts in thousands)
Purchase of investment properties	$—	$(277,849)	$277,849
Capital expenditures	(7,031)	(7,693)	$662
Other assets	—	(221)	221
Net cash used in investing activities	$(7,031)	$(285,763)	$278,732

The decrease in cash used for investing activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the acquisition of the IRPF properties that occurred during the second quarter of 2022.

Financing activities

	Nine Months Ended September 30,		Change
	2023	2022	2023 vs. 2022
	(Dollar amounts in thousands)
Total changes related to debt	$(9,592)	$253,916	$(263,508)
Proceeds from the distribution reinvestment plan, net of shares repurchased	1,011	2,742	(1,731)
Distributions paid	(14,729)	(14,679)	(50)
Early termination of interest rate swap agreements, net	370	(227)	597
Net cash (used in) provided by financing activities	$(22,940)	$241,752	$(264,692)

During the nine months ended September 30, 2023, changes in total debt decreased $263.5 million from the nine months ended September 30, 2022 primarily due to the acquisition of the IRPF properties during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we generated proceeds from the sale of shares pursuant to the DRP of $5.3 million. For the nine months ended September 30, 2023, share repurchases were $4.3 million. During the nine months ended September 30, 2023, we paid $14.7 million in distributions.

Distributions

Distributions when declared are paid quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the nine months ended September 30, 2023 and 2022 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Nine Months Ended September 30,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operating Activities
2023	$14,729	$0.406800	$9,465	$5,264	$14,729	$34,386
2022	$14,694	$0.406800	$9,194	$5,485	$14,679	$40,322

(1)
Distributions were funded by cash flows from operating activities during the nine months ended September 30, 2023 and 2022.

Share Repurchases

Refer to “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Share Repurchase Program” for details regarding our SRP. The SRP is funded by the proceeds from the DRP.

Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2023 and 2022. Dollar amounts are stated in thousands.

We generate primarily all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for both periods presented. All 52 investment properties we currently own were held for the entirety of both the three months ended September 30, 2023 and 2022. A total of 44 investment properties that were acquired on or before January 1, 2022 represent our “same store” properties during the nine months ended September 30, 2023 and 2022. “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2022. For the nine months ended September 30, 2023 and 2022, eight properties that were acquired on May 17, 2022 constituted non-same store properties.

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

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three and nine months ended September 30, 2023 and 2022, along with a reconciliation to net loss, calculated in accordance with GAAP.

Comparison of the three months ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	Change
Rental income	$36,007	$35,312	$695
Other property income	93	84	9
Total income	36,100	35,396	704

Property operating expenses	6,791	6,299	492
Real estate tax expense	4,508	4,721	(213)
Total property operating expenses	11,299	11,020	279

Property net operating income	24,801	24,376	425

Straight-line income (expense), net	245	178	67
Amortization of intangibles and lease incentives	(97)	241	(338)
General and administrative expenses	(1,168)	(1,294)	126
Business management fee	(2,306)	(2,707)	401
Depreciation and amortization	(14,535)	(14,979)	444
Interest expense	(10,727)	(8,721)	(2,006)
Interest and other income	77	6	71
Net loss	$(3,710)	$(2,900)	$(810)

Net loss. Net loss was $3,710 and $2,900 for the three months ended September 30, 2023 and 2022, respectively.

Total property net operating income. During the three months ended September 30, 2023, property net operating income increased $425, total property income increased $704, and total property operating expenses including real estate tax expense increased $279.

The increase in total property income is primarily due to an increase in base rent and an increase in tenant recovery income due to increased recoverable expenses in 2023.

Straight-line income (expense), net. Straight-line income (expense), net increased $67 in 2023 compared to 2022. This increase is primarily due to a decrease in write-offs of straight-line balances during the third quarter of 2023.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives decreased $338 in 2023 compared to 2022. The decrease is primarily due to write-offs of below market lease intangibles from early lease terminations during the third quarter of 2022.

General and administrative expenses. General and administrative expenses decreased $126 in 2023 compared to 2022. The decrease is primarily due to lower legal and stock administration costs partially offset by an increase in reimbursements for salaries during the three months ended September 30, 2023.

Business management fee. Business management fees decreased $401 in 2023 compared to 2022. The decrease is primarily due to an amendment to the agreement that reduced the base fee.

Depreciation and amortization. Depreciation and amortization decreased $444 in 2023 compared to 2022. The decrease is primarily due to a larger amount of fully amortized assets in 2023 compared to 2022.

Interest expense. Interest expense increased $2,006 in 2023 compared to 2022. The increase is primarily due to rising interest rates on the unhedged variable portion of the credit facility.

Interest and other income. Interest and other income decreased $71 in 2023 compared to 2022.

Comparison of the nine months ended September 30, 2023 and 2022

	Total			Same Store			Non-Same Store
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change	2023	2022	Change
Rental income	$108,334	$95,924	$12,410	$90,438	$87,305	$3,133	$17,896	$8,619	$9,277
Other property income	235	164	71	115	101	14	120	63	57
Total income	108,569	96,088	12,481	90,553	87,406	3,147	18,016	8,682	9,334

Property operating expenses	20,521	17,235	3,286	17,411	15,891	1,520	3,110	1,344	1,766
Real estate tax expense	14,023	12,694	1,329	10,781	10,942	(161)	3,242	1,752	1,490
Total property operating expenses	34,544	29,929	4,615	28,192	26,833	1,359	6,352	3,096	3,256

Property net operating income	74,025	66,159	7,866	$62,361	$60,573	$1,788	$11,664	$5,586	$6,078

Straight-line income (expense), net	189	(96)	285
Intangible amortization and inducement	2,226	715	1,511
General and administrative expenses	(3,927)	(4,057)	130
Business management fee	(7,322)	(7,500)	178
Depreciation and amortization	(44,675)	(40,622)	(4,053)
Interest expense	(31,942)	(21,394)	(10,548)
Interest and other income	152	5	147
Net loss	$(11,274)	$(6,790)	$(4,484)

Net loss. Net loss was $11,274 and $6,790 for the nine months ended September 30, 2023 and 2022, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties during the nine months ended September 30, 2023 with the results of the same investment properties owned during the full nine months ended September 30, 2022 property net operating income increased $1,788, total property income increased $3,147, and total property operating expenses including real estate tax expense increased $1,359.

The increase in “same store” total property income is primarily due to an increase in rental income and an increase in recovery income due to higher recoverable expenses during the nine months ended September 30, 2023.

“Non-same store” total property net operating income increased $6,078 during 2023 as compared to 2022. The increase is a result of acquiring eight retail properties on May 17, 2022. On a “non-same store” basis, total property income increased $9,334 and total property operating expenses increased $3,256 during the nine months ended September 30, 2023 as compared to 2022 as a result of this acquisition.

Straight-line income (expense), net. Straight-line income (expense), net increased $285 in 2023 compared to 2022. This increase is primarily due to scheduled rent increases during the nine months ended September 30, 2023.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives increased $1,511 in 2023 compared to 2022. The increase is primarily due to the acquisition of IRPF Properties and write-offs of below market lease intangibles from early lease terminations during the nine months ended September 30, 2023.

General and administrative expenses. General and administrative expenses decreased $130 in 2023 compared to 2022. The decrease is primarily due to lower legal and stock administration costs partially offset by an increase in reimbursements for salaries during the nine months ended September 30, 2023.

Business management fee. Business management fees decreased $178 in 2023 compared to 2022. The decrease is primarily due to an amendment to the agreement that reduced the base fee, partially offset by the acquisition of IRPF Properties which increased the amount on which the base fee is determined.

Depreciation and amortization. Depreciation and amortization increased $4,053 in 2023 compared to 2022. The increase is primarily due to the acquisition of eight properties on May 17, 2022, partially offset by fully amortized assets in 2023 compared to 2022.

Interest expense. Interest expense increased $10,548 in 2023 compared to 2022. The increase is primarily due to an increase in average debt outstanding driven by the acquisition of IRPF Properties completed in May 2022 and rising interest rates on the unhedged variable portion of the credit facility.

Interest and other income. Interest and other income increased $147 in 2023 compared to 2022.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the nine months ended September 30, 2023. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	95	665,252	$17.95	$17.26	4.0%	5.7	$0.41
Comparable New Leases	8	39,537	$21.33	$13.95	52.9%	9.2	$26.29
Non-Comparable New and Renewal Leases (a)	26	100,893	$17.06	N/A	N/A	5.7	$20.01
Total	129	805,682

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

Our FFO and MFFO for the nine months ended September 30, 2023 and 2022 are calculated as follows:

		Nine Months Ended September 30,
		2023	2022
		(Dollar amounts in thousands)
	Net loss	$(11,274)	$(6,790)
Add:	Depreciation and amortization related to investment properties	44,675	40,622
	Funds from operations (FFO)	33,401	33,832

Less:	Amortization of acquired lease intangibles, net	(2,375)	(798)
	Straight-line income (expense), net	(189)	96
	Modified funds from operations (MFFO)	$30,837	$33,130

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our September 30, 2023 Notes to Consolidated Financial Statements in Item 1.

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

As of September 30, 2023, we had outstanding debt of $847.1 million, excluding unamortized debt issuance costs, bearing interest rates ranging from 3.70% to 7.33% per annum. The weighted average interest rate was 4.79%, which includes the effect of interest rate swaps. As of September 30, 2023, the weighted average years to maturity for our mortgages and credit facility payable was 3.0 years.

As of September 30, 2023, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $112.1 million and a fair value of $102.6 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $2.1 million at September 30, 2023. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $2.1 million at September 30, 2023.

As of September 30, 2023, we had $184 million of debt or 21.7% of our total debt, excluding unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 6.53% per annum. We had variable rate debt subject to swap agreements of $551 million, or 65.0% of our total debt, excluding unamortized debt issuance costs, at September 30, 2023.

If interest rates on all debt which bears interest at variable rates as of September 30, 2023 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $1.8 million annually. If interest rates on all debt which bears interest at variable rates as of September 30, 2023 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

For information related to our derivatives, reference is made to Note 7 – “Debt and Derivative Instruments” which is included in our September 30, 2023 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Securities

Recent Sales of Unregistered Equity Securities

During the quarter covered by this report, we did not sell any equity securities that were not registered under the Securities Act.

Share Repurchase Program

Our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our SRP. In the event that we amend, suspend or terminate the SRP, however, we will send stockholders notice of the change at least thirty days prior to the change, and we will disclose the change in a report filed with the Securities and Exchange Commission on either Form 8-K, Form 10-Q or Form 10-K, as appropriate. Further, our board reserves the right in its sole discretion, at any time, and from time to time to reject any requests for repurchases. The SRP is funded by the proceeds from the DRP.

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended September 30, 2023.

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 2023	1,929,735	101,505	$15.88	$1,612	101,505	1,542,409
August 2023	—	—	—	—	—	1,542,409
September 2023	—	—	—	—	—	1,542,409
Total	1,929,735	101,505	$15.88	$1,612	101,505
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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mitchell A. Sabshon
By:	Mitchell A. Sabshon
President and Chief Executive Officer (principal executive officer)
Date:	November 8, 2023

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	November 8, 2023