Form 10-K
period 2023-12-31
Inland Real Estate Income Trust, Inc.
filed 2024-03-13
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

There is no established public market for the registrant’s shares of common stock. As of March 12, 2024, there were 36,152,049 shares of the registrant’s common stock outstanding.

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

Risks Related to Our Business

•
We have incurred net losses on a basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for the years ended December 31, 2023, 2022 and 2021 and may incur such net losses in the future, which has had and could in the future have an adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders.
•
The amount and timing of distributions, if any, may vary, and there is no assurance that we will pay distributions on an ongoing basis, if at all. We have paid and may continue to pay distributions from sources other than cash flow from operations, including the proceeds of our DRP.
•
There is no established public trading market for our shares.
•
Our stockholders may not be able to sell their shares under our SRP in the future, and, even if our stockholders are able to sell their shares under the SRP, or otherwise, they may not be able to recover the amount of their investment in our shares.
•
We have previously suspended, and may in the future suspend, repurchases of shares under the SRP.
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
•
Market disruptions may adversely impact many aspects of our operating results and financial condition.
•
Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our investments.
•
We may not be successful in completely implementing our strategic plan, and it is not clear if or when we will complete a liquidity event.
•
Developing or redeveloping assets may expose us to additional risks.
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
•
Our revenue is impacted by the success and economic viability of our anchor retail tenants, some of whom have been struggling to compete with internet retailers. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns on our investments.
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
•
We have entered into long-term leases with some of our retail tenants, which may not result in fair market rental rates over time and could adversely affect our revenues and ability to make distributions.
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

PART I

Item 1. Business

General

Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company”, “we”, “our” or “us”) was incorporated on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. We have primarily focused on acquiring retail properties and continue to target a portfolio substantially all of which is comprised of grocery-anchored properties as described below. We have invested, and may continue to invest, in joint ventures or acquire other real estate assets such as office and medical office buildings, multi-family properties and industrial/distribution and warehouse facilities if our management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities (“CMBS”). Our sponsor, Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” is an indirect subsidiary of The Inland Group, LLC (“Inland”). Various affiliates of our Sponsor provide services to us. We have no employees and are externally managed and advised by IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager,” an indirect wholly owned subsidiary of our Sponsor. Our Business Manager is responsible for overseeing and managing our day-to-day operations. We have entered into an agreement with Mark Zalatoris (the “Agreement”) to, among other things, compensate him for performing services as the Company’s president and chief executive officer. In connection with entering into the Agreement, we entered into the Fourth Amended and Restated Business Management Agreement (“Fourth Business Management Agreement”) with the Business Manager to, among other things, reduce the business management fee payable to the Business Manager by the amount of any payments made to Mr. Zalatoris under the Agreement. Mr. Zalatoris is not an employee of the Company and is not an officer or director of the Business Manager but has the authority under the Agreement and the Fourth Business Management Agreement to direct the day-to day operations of the Business Manager. Our properties are managed by Inland Commercial Real Estate Services LLC, referred to herein as our “Real Estate Manager,” an indirect wholly owned subsidiary of our Sponsor.

At December 31, 2023, we owned 52 retail properties, totaling 7.2 million square feet. A majority of our properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. At December 31, 2023, grocery-anchored or grocery shadow-anchored shopping center properties represented 87% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center near a grocery store that we do not own and is not a part of our shopping center but that we believe generates traffic for our shopping center. At December 31, 2023, our portfolio had physical and economic occupancy of 91.6% and 92.0%, respectively. As of December 31, 2023, 2022 and 2021, annualized base rent (“ABR”) per square foot averaged $19.61, $19.10 and $17.79, respectively, for all properties owned. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, including the effect of any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. ABR including ground leases averaged $16.79, $16.42 and $15.04 as of December 31, 2023, 2022 and 2021, respectively.

We have a strategic plan that includes the goals of providing future liquidity to investors and creating long-term stockholder value. The strategic plan is targeted toward owning a portfolio substantially all of which would be comprised of grocery-anchored properties with lower exposure to big box retailers. Of our 953 leasable spaces, there are 122 non-grocery big box (anchor spaces of at least 10,000 square feet) in the portfolio, and of those 11 are vacant, and zero are dark (meaning that the tenant is still obligated by their lease to pay rent but has vacated the space and left it unused) as of February 29, 2024.

Our management team and our board continually evaluate possibilities for the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. We are not actively marketing any properties for sale as of the date of this Annual Report on Form 10-K. We believe increasing our size and profitability would enhance our ability to complete a successful liquidity event. On May 17, 2022, we acquired seven grocery-anchored retail shopping center properties and one additional retail shopping center, collectively referred to as the IRPF Properties, from certain subsidiaries of Inland Retail Property Fund, LP, for approximately $278 million. Although we are not actively pursuing any new acquisitions as of the date of this Annual Report on Form 10-K, we may seek and evaluate potential acquisitions and, if we have the requisite capital and financing available to us, opportunistically acquire retail properties that we believe complement our existing portfolio in terms of relevant characteristics such as tenant mix, demographics and geography and are consistent with our plan to try to own a portfolio substantially all of which is comprised of grocery-anchored or shadow-anchored properties. We have considered and may in future consider other transactions, such as redeveloping certain of our properties or portions of certain of our properties, for example, big-box spaces, to repurpose them for alternative commercial or multifamily residential uses. The board has considered and will continue to consider liquidity events, such as listing our common stock on a national securities exchange. There is no assurance if or when we will complete such liquidity event. Our consideration of a liquidity event is influenced by our intention to opportunistically grow the portfolio and execute strategic sales and acquisitions. Likewise, we are continually impacted by (i) evolving retail market conditions and other complex factors such as (ii) competition for our tenants from evolving internet businesses, (iii) the state of the commercial real estate market and financial markets, (iv) our ability to raise capital or borrow on terms that are acceptable to us in light of the use of the proceeds and (v) changes in general economic conditions such as high interest rates, among other factors. The timing of the completion of the strategic plan has already extended beyond our original expectations and cannot be predicted with certainty. There is no assurance that we will be able to successfully implement our strategic plan, for example by making strategic sales or purchases of properties or listing our common stock, within the timeframe we would prefer or at all.

Distribution Reinvestment Plan

Through the distribution reinvestment plan (“DRP”), we provide stockholders with the option to purchase additional shares from us by automatically reinvesting distributions, subject to certain share ownership restrictions. We do not pay any selling commissions or a marketing contribution and due diligence expense allowance in connection with the DRP.

The price per share for shares of common stock purchased under the DRP is equal to the Estimated Per Share NAV unless and until the shares become listed for trading. On March 6, 2023, we reported an estimated per share NAV of $19.86 and on March 5, 2024, we reported a new Estimated Per Share NAV of $19.17. Beginning with the first quarter 2024 distributions payable in April, shares sold through the DRP will be issued at a price equal to $19.17 until we update the Estimated Per Share NAV in 2025.

We sold shares through the DRP with total proceeds of $7.0 million, $7.3 million and $3.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Share Repurchase Program

We adopted a share repurchase program (as amended, the “SRP”) effective October 18, 2012, under which we are authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year. Purchases are in our sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), the one year holding period does not apply.

On November 7, 2023, our board authorized and approved the Fifth Amended and Restated Share Repurchase Program (the “Fifth SRP”), which became effective on December 27, 2023. Under the revised program, the requirement that funding for share repurchases be limited to a percentage of the net proceeds received by us from the issuance of shares of common stock under our DRP has been eliminated. The board will have discretion to establish the proceeds available to fund repurchases each quarter and may use proceeds from all sources available to us, in the board’s sole discretion. The board will, however, continue to have discretion to determine the amount of repurchases, if any, to be made each quarter based on its evaluation of our business, cash needs and any other requirements of applicable law.

Repurchases through the SRP were $6.0 million, $3.6 million and $2.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Segment Data

We currently view our real estate portfolio as one reportable segment in accordance with GAAP. Accordingly, we did not report any other segment disclosure for the years ended December 31, 2023, 2022 and 2021. For information related to our business segment, reference is made to Note 11 – “Segment Reporting” which is included in our December 31, 2023 Notes to Consolidated Financial Statements in Item 15.

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

Human Capital

We do not have any employees. Mark Zalatoris, our president and chief executive officer, is engaged by the Company pursuant to the Agreement entered into in January 2024. The rest of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for their services rendered to us. We neither separately compensate our executive officers for their service as officers, nor do we reimburse either our Business Manager or Real Estate Manager for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or its affiliates or our Real Estate Manager; provided that, for these purposes, the corporate secretaries of our Company and our Business Manager are not considered “executive officers.”

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

Regulations - Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments and foreign governments at various levels. Compliance with existing environmental laws has not had a material adverse effect on our capital expenditures, competitive position, financial condition or results of operations, and management does not believe it will have such an impact in the future. We cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we own an interest, or on properties that may be acquired directly or indirectly in the future. We do not believe that our existing portfolio as of December 31, 2023 will require us to incur material capital expenditures for environmental control facilities.

Access to Company Information

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Internet address located at www.sec.gov. The website contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Risks Related to Our Business

We have incurred net losses on a basis in accordance with GAAP for the years ended December 31, 2023, 2022 and 2021 and may incur such net losses in the future that could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders.

We have incurred net losses on a GAAP basis for the years ended December 31, 2023, 2022 and 2021 of $15.1 million, $12.6 million and $2.5 million, respectively and future net losses could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders.

The amount and timing of distributions, if any, may vary, and are not assured. We have paid and may continue to pay distributions from sources other than cash flow from operations, including the proceeds of our DRP.

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

There is no established public trading market for our shares.

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

Our SRP may be suspended or terminated in our Board’s sole discretion.

Our SRP contains numerous restrictions that limit our stockholders' ability to sell their shares. Our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our SRP. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. Further, our board reserves the right in its sole discretion to change the repurchase prices or reject any requests for repurchases. Any amendments to, or suspension or termination of, the SRP may restrict or eliminate our stockholders’ ability to have us repurchase their shares and otherwise prevent our stockholders from liquidating their investment. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of the SRP and our stockholders may not be able to sell any of their shares of common stock back to us. As a result of these restrictions and circumstances, the ability of our stockholders to sell their shares should they require liquidity is significantly restricted. Moreover, under the SRP, any shares accepted for “ordinary repurchases” or “exceptional repurchases” are repurchased at a discount to the then-current estimated per share NAV. Therefore, even if our stockholders are able to sell their shares of common stock back to us pursuant to the SRP, they may be forced to do so at a discount to the purchase price such stockholders paid for their shares.

The Estimated Per Share NAV of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.

On March 5, 2024, we announced an Estimated Per Share NAV of our common stock as of December 31, 2023 equal to $19.17 per share. To assist our board of directors in establishing the Estimated Per Share NAV, we engaged a third party specializing in providing real estate financial services. As with any methodology used to estimate value, the methodology employed by this third party was based upon a number of estimates and assumptions that may not have been accurate or complete. Further, different parties using different assumptions and estimates could have derived a different estimated per share net asset value, which could be significantly different from our Estimated Per Share NAV. The Estimated Per Share NAV will fluctuate over time and does not represent: (i) the price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares, (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities or (iv) the price a third party would pay to acquire our Company.

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

The availability of debt financing secured by commercial real estate is subject to underwriting standards that can be tightened in response to adverse changes in real estate or credit market conditions. Further, we have been impacted by, and in the future may continue to be impacted by, increases in interest rates and interest rates may increase further in response to changing economic conditions, which may negatively affect U.S. economic conditions as a whole, or real estate industry conditions such as:

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

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our investments.

Our investment policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, including the strategic plan, the methods for implementing them, and our other objectives, policies and procedures may be altered by a majority of the directors (which must include a majority of the independent directors), without the approval of our stockholders. As a result, the nature of our investments could change without stockholder consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

We may not be successful in completely implementing the strategic plan and it is not clear if or when we will complete a liquidity event.

There is no assurance that we will be able to sell assets at acceptable prices and redeploy proceeds from properties sold to acquire suitable investments on financially attractive terms, if at all. We have evaluated and, in the future, expect to evaluate the possibility of redeveloping certain of our assets as part of the strategic plan. There is no assurance that we will redevelop any of our assets or that doing so will generate positive returns. There can be no assurance that we will be able to successfully implement the strategic plan or that the execution of the strategic plan will positively impact the value of our common stock. The adverse effects of high inflation and high interest rates on the economy and the retail commercial real estate market could delay any additional material asset purchases or sales and the execution of a liquidity event. We cannot provide any assurance that we will be able to sell properties, issue new securities or further increase our borrowings to raise capital when we would like, for example, to increase the proportion of grocery-anchored or shadow-anchored properties or increase the size of our portfolio of properties, or under terms that would be acceptable to us considering factors such as the anticipated use of the proceeds. The strategic plan has evolved and may continue to change over time, for example in light of any unexpected developments with the high rate of inflation and measures taken to control it, and there is no assurance we will be able to successfully achieve our board’s objectives under the strategic plan, including increasing the size of our portfolio, making strategic sales or purchases of properties or completing a liquidity event, within any timeframe we might expect or would prefer or at all. The timing of the execution of the strategic plan cannot be predicted with certainty.

Development or redevelopments may expose us to additional risks.

As part of our strategic plan, we have analyzed and may, in the future, further analyze redeveloping certain assets or developing new assets. Redeveloping or developing assets present uncertainties and risks relating to the cost of the redevelopment or development activities and the amount and timing of returns as well as other risks including, but not limited to:

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

We depend on our management team, particularly our president and chief executive officer, and the loss of one of these key personnel or an inability to attract and retain highly skilled personnel could adversely affect our business.

Our future success depends on the continuing efforts of our executive officers and other key personnel, including Mr. Zalatoris, our president and chief executive officer. We rely on the leadership, knowledge, and experience that our executive officers provide. They foster our corporate culture, which has been instrumental to our ability to attract and retain new talent. Personnel turnover, including changes in our management team or failure to manage executive succession effectively, could disrupt our business. We have entered into the Agreement with Mr. Zalatoris to compensate him for performing services as our president and chief executive officer. The Agreement is for an initial term of one year, beginning on February 1, 2024, and may be terminated by us at any time for “Cause”, as defined in the Agreement, immediately upon written notice of termination to Mr. Zalatoris, or at any time by us other than for Cause or by Mr. Zalatoris for any reason or no reason upon ninety (90) days’ written notice. Future leadership transitions and management changes may cause uncertainty in, or a disruption to, our business, and may increase the likelihood of senior management or key personnel turnover.

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

We intend to continue conducting our operations, directly and through wholly or majority-owned subsidiaries, so that neither we nor our subsidiaries are registered or will be required to register as an investment company under the Investment Company Act. Section 3(a)(1) of the Investment Company Act, in relevant part, defines an investment company as (i) any issuer that is, or holds itself out as being, engaged primarily in the business of investing, reinvesting or trading in securities, or (ii) any issuer that is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns, or proposes to acquire, “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” The term “investment securities” generally includes all securities except government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. We believe we are not considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we do not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, we and our subsidiaries are primarily engaged in the business of investing in real property. We also conduct our operations and the operations of our subsidiaries in a manner designed so that we do not come within the definition of an investment company under Section 3(a)(1)(C) because less than 40% of the value of our adjusted total assets on an unconsolidated basis consist of “investment securities.” This requirement limits the types of businesses in which we may engage through our subsidiaries. Furthermore, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our business.

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

We are subject to risks associated with a pandemic, epidemic or outbreak of a contagious disease, which can cause severe disruptions in the U.S., and global economy.

Another pandemic in the future could have repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on economic activity as well as significant volatility and lack of liquidity in financial markets, including commercial lending markets. COVID-19 impacted, and new variants or other potential pandemics could impact, in-person commerce impacting the revenues generated by our tenants and their ability to pay their rent to us when due. We may also potentially experience a negative impact on the health of our personnel, particularly if a significant number of them are impacted, which could result in a deterioration in our ability to ensure business continuity during this disruption.

Additionally, a continuing or permanent impact resulting from a pandemic on the retail business could make it difficult for us to renew or re-lease our properties at rental rates equal to or above historical rates. We could also incur more significant re-leasing costs, and the re-leasing process could take longer. Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity and ability to comply with the terms of, draw upon or increase the size of our Credit Facility, prospects and ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay future distributions to our stockholders could be materially adversely affected if a significant number of tenants become unable to meet their obligations to us as a result of another pandemic.

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

The use of the internet by consumers to shop, including online orders for immediate delivery or pickup in store, has grown and is expected to continue to expand. This increase in internet sales could result in a further downturn in the businesses of certain of our current tenants in their “brick and mortar” locations and could affect the way future tenants lease space. Certain of our grocery tenants are also incorporating e-commerce concepts through home delivery or curbside pickup, which could reduce foot traffic at our properties and reduce the demand for space at these properties. While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “brick and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market, our occupancy levels and rental amounts and the value of our properties may decline.

We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.

As of December 31, 2023, we owned 52 properties located in 24 states. We compete with numerous developers, owners and operators of commercial properties, many of which own properties similar to, and in the same market areas as, our properties. If our competitors offer space at rental rates below the rental rates we currently charge our tenants, for example, as a result of decreased demand for space, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants or retain existing tenants when their leases expire. To the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases. Also, if our competitors develop additional properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.

We depend on tenants for our revenue, and accordingly lease terminations, tenant default, and bankruptcies have adversely affected and could in the future adversely affect the income produced by our properties.

The success of our investments depends on the financial stability of our tenants. Certain economic conditions, such as the decreased demand for certain products or services, high inflation and high interest rates, have adversely affected and may continue to adversely affect our tenants. Business failures and downsizings may contribute to reduced consumer demand for retail products and services which would impact tenants of our retail properties. In addition, our retail shopping center properties typically are anchored by large, nationally recognized tenants that may lease space at more than one of our properties, and any of these tenants may experience a downturn in their business that may weaken significantly their financial condition. For example, Bed Bath & Beyond has filed for bankruptcy protection and closed and rejected their leases at all four of its stores at our properties. Additionally, Rite Aid, who leases space at two of our properties, has filed for bankruptcy protection and has closed and rejected the lease at our Valencia, CA property. Their store at our Yardley, PA property is still open and operating. Further, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include tenants at our retail properties.

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

Our revenue is impacted by the success and economic viability of our anchor retail tenants, some of whom have been struggling to compete with internet retailers. Our reliance on single or significant tenants, such as big box or anchor tenants, at certain properties may decrease our ability to lease vacated space and adversely affect the returns on our stockholders’ investment.

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business, for example, because of increased competition from internet retailers, or may decide not to renew its lease. For example, REI vacated its space at Settlers Ridge in February 2021, and the space formerly used by Austin Liquors at White City has been dark since December 2022. The aforementioned events at these properties and other properties have resulted and could result again in a reduction or cessation in rental payments to us and would adversely affect our results of operations and financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. For example, Bed Bath & Beyond vacated its anchor space at Harris Plaza upon the expiration of its lease on January 31, 2021, and vacated four other spaces in the first quarter of 2023, and several spaces at MidTowne Shopping Center were vacated by other tenants in the first quarter of 2022. We have re-leased the Bed Bath & Beyond space at Harris Plaza to American Freight, which upon opening will satisfy and cure the current tenant at the property who is paying us rent as a percentage of its gross sales that is less rent than what it was paying and would otherwise be obligated to pay us. We have not re-leased the spaces at MidTowne Shopping Center, and tenant rights under co-tenancy provisions in seven leases there have been triggered. These tenants will be entitled to pay reduced rental while such co-tenancy failure continues and some may be able to terminate their leases if the vacated spaces are not re-leased. Similarly, the leases of some tenants may permit the tenant to transfer its lease to another retailer. The transfer to a new tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new tenant could also allow other tenants to make reduced rental payments or to terminate their leases in accordance with lease terms. In the event that we are unable to re-lease the vacated spaces to new qualified tenants, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.

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

We have entered into long-term leases with some of our retail tenants, which may not result in fair market rental rates over time and could adversely affect our revenues and ability to make distributions.

We have entered into long-term leases with some of our retail tenants. Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair market rental rates from these leases. These circumstances would adversely affect our revenues and funds available for distribution.

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

Operating expenses, such as expenses for fuel, utilities, labor, building materials and insurance, are not fixed and may fluctuate from time to time. The U.S. Bureau of Labor Statistics reported in February 2024 that the consumer price index, a commonly referenced measure of inflation, rose by 3.1% over the 12 months ended January 2024. Unless specifically provided for in a lease, there is no guarantee that we will be able to pass increases on to our tenants. To the extent these increases cannot be passed on to our tenants, any increases would cause our cash flow and our operating results to decrease, which could have a material adverse effect on our ability to pay or sustain distributions.

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

We entered into a second amended and restated credit agreement in February 2022 for a $475.0 million credit facility (the “Credit Facility”) consisting of a revolving credit facility providing initial revolving credit commitments in an aggregate amount of $200.0 million (the “Revolving Credit Facility”) and a term loan facility providing initial term loan commitments in an aggregate amount of $275.0 million (the “Term Loan”). On May 17, 2022, we entered into a First Amendment to Credit Agreement Regarding Incremental Term Loans (the “First Amendment”), amending the terms of the Credit Agreement primarily to draw an additional $300.0 million to fund the acquisition of investment properties during May 2022 discussed in “Note 4 – Acquisitions.” The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility in an amount not to exceed $1.2 billion, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of 15 unencumbered properties with an unencumbered pool value of $300.0 million or above and by a guaranty by certain of our subsidiaries. At March 13, 2024, we had $134 million outstanding of the $200 million available under the Credit Facility. Our maximum availability under the Credit Facility was $66 million as of March 13, 2024, subject to the terms and conditions, including compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility. Although $66 million is the maximum available, covenant limitations, particularly the leverage ratio, affect what we can actually draw or otherwise undertake as additional debt. Our leverage ratio generally cannot exceed 65%. As of December 31, 2023, our leverage ratio as defined in the credit agreement was 56.4%. There has been substantially less available to actually draw or undertake as additional debt than the maximum amount available, and there may be additional periods during which the amount we can actually draw or otherwise undertake as additional debt is considerably less than the maximum amount available, for example, if new variants of the coronavirus, high inflation or high interest rates were to negatively affect our tenants.

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

We have funded our capital needs almost exclusively through cash flow from operations (to the extent positive) and through the credit facility, if needed. The domestic and international commercial real estate debt markets have been volatile resulting in, from time to time, the tightening of underwriting standards by lenders and credit rating agencies, which limits the availability of credit and increase costs for what is available. We may also face a heightened level of interest rate risk, for example, if as the U.S. Federal Reserve Board increases interest rates further to combat high inflation. All of these actions will likely lead to increases in our borrowing costs and may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could adversely affect our ability to obtain funding for our capital needs, such as future acquisitions. For example, the weighted average interest rate on our indebtedness increased 0.39% from 4.40% per annum as of December 31, 2022, to 4.79% per annum at December 31, 2023, including the positive effects of our interest rate swaps. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available to us. Volatility in the debt markets may negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing. If we are unable to borrow monies on terms and conditions that we find acceptable, the return on our properties may be lower.

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

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt secured by a property, then the amount of cash flow from operations available for distributions to stockholders will be reduced. Many of the mortgages on our properties contain provisions which under certain circumstances require that cash received from tenants be paid into a cash maintenance escrow account or a lockbox or other account controlled by the lender, for example, when the borrower is not in compliance with certain covenants in the mortgage. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In such a case, we could lose the property securing the loan that is in default, thus reducing the value of our investments. For federal income tax purposes, a foreclosure is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure action and we would not receive any cash proceeds. In this event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate properties. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so. Our Credit Facility contains a cross-default provision that could be triggered if certain defaults by our subsidiary borrowers were to occur under their mortgages, and mortgages themselves could contain cross-collateralization or cross-default provisions, so the Company or more than one property may be materially adversely affected by a mortgage default.

Increases in interest rates may make it difficult for us to acquire new properties.

If we are unable to borrow money at favorable rates, we may be unable to acquire additional real estate assets or refinance existing loans at maturity. Further, we have obtained and may continue to enter into loan agreements or other credit arrangements that require us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution to our stockholders. Further, during periods of rising interest rates, we may be forced to sell one or more of our properties in order to repay existing loans, which may not permit us to maximize the return on the particular properties being sold. At December 31, 2023, we had $184.0 million or 21.7% of our total debt that bore interest at variable rates and not fixed by swap agreements with a weighted average interest rate equal to 6.55%. We had variable rate debt subject to swap agreements fixing the rate of $551.0 million or 65.1% of our total debt at December 31, 2023.

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

At December 31, 2023, we had $184.0 million of debt or 21.7% of our total debt bearing interest at variable rates indexed to the Secured Overnight Financing Rate (“SOFR”) and not fixed by a swap with a weighted average interest rate equal to 6.55% per annum. We had variable rate debt indexed to SOFR and subject to swap agreements fixing the rate of $551.0 million or 65.1% of our total debt at December 31, 2023. If interest rates on all debt which bears interest at variable rates as of December 31, 2023 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.8 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2023 decreased by 1% (100 basis points), interest expense would increase earnings and cash flows by the same amount.

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

Failure by us, our Business Manager or our service providers (including our transfer agent) or tenants to implement effective information and cybersecurity policies, procedures and capabilities could disrupt our business and harm our results of operations.

We, the Business Manager and our service providers (including our transfer agent) or tenants are dependent on the effectiveness of our respective information and cybersecurity policies, procedures and capabilities to protect our computer and telecommunications systems and the data that resides on or is transmitted through them. An externally caused information security incident, such as a hacker attack, virus or worm, or an internally caused issue, such as failure to control access to sensitive systems or insufficient policies or procedures, could materially interrupt business operations or cause disclosure or modification of sensitive or confidential information and could result in material financial loss, loss of competitive position, regulatory actions, breach of contracts, reputational harm or legal liability.

Our operations may be subject to an increasing number of cyber incidents, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our success depends in part on our ability to provide effective cybersecurity protection in connection with our business, and the digital technologies and internal digital infrastructure we utilize. We operate information technology networks and systems for internal purposes that incorporate third-party software and technologies. We also connect to and exchange data with external networks that may be operated by the Business Manager, service providers (including our transfer agent), tenants, or other third parties. We may also utilize software and other digital products and services that store, retrieve, manipulate, and manage our information and data, external data, personal data of our Business Manager, service providers (including our transfer agent), tenants, stockholders or other third parties, and our own information and data.

Our digital technologies, as well as third-party products, services and technologies that we rely on, are subject to the risk of cyberattacks and, given the nature of such attacks, some incidents can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including artificial intelligence) that circumvent controls, evade detection and even remove forensic evidence of the infiltration. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect material consequences arising from such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur. We have experienced and will continue to experience varying degrees of cyber events in the normal conduct of our business, including defending against attacks from social engineering such as phishing. Even if we successfully defend our own digital technologies and internal digital infrastructure, we also rely on providers of third-party products, services, and networks, with whom we may share data, and who may be unable to effectively defend their digital technologies, services and internal digital infrastructure against attack.

Unauthorized access to or modification of, or actions disabling our ability to obtain authorized access to data of our Business Manager, service providers (including our transfer agent), tenants, stockholders or other third parties, other external data, personal data, or our own data, as a result of a cyber incident, attack or exploitation of a security vulnerability, or loss of control of our operations could result in significant damage to our reputation or disruption to our business and to our Business Manager, service providers (including our transfer agent), tenants, or other third parties. In addition, allegations, reports, or concerns regarding vulnerabilities affecting our digital products or services could damage our reputation. This could lead to fewer using our services, which could have a material adverse impact on our financial condition, results of operations, cash flows, and future prospects.

In addition, if our systems or third-party products, services, and network systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by, among other things, loss of or damage to any of our intellectual property, proprietary or confidential information; loss of data or disruption to our Business Manager, service providers (including the transfer agent), tenants, or other third parties; breach of personal data; interruption of our business operations; increased legal and regulatory exposure, including fines and remediation costs; and increased costs required to prevent, respond to, or mitigate cybersecurity attacks. These risks could harm our reputation and our relationships with our employees (if any), our Business Manager, service providers, tenants, stockholders or other third parties, and may result in claims against us.

Disruptions in our information technology systems or a compromise of security with respect to our systems could adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions, or implement strategic initiatives.

We rely on our information technology systems to be able to monitor and control our operations, adjust to changing market conditions, and implement strategic initiatives, and, in connection with our use of these systems, we rely on the cybersecurity strategy and policies implemented by Inland. Any disruptions in these systems or the failure of these systems to operate as expected could in the future adversely affect, our ability to access and use certain applications and could, depending on the nature and magnitude of the problem, adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions and implement strategic initiatives. We cannot guarantee that disruptions will not be material in the future. In addition, the security measures we employ to protect our systems have in the past not detected or prevented, and may in the future not detect or prevent, all attempts to hack our systems, denial-of-service attacks, viruses, malicious software (malware), employee error or malfeasance, phishing attacks, security breaches, disruptions during the process of upgrading or replacing computer software or hardware or integrating systems of acquired assets or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by the sites, networks and systems that we otherwise maintain, which include cloud-based networks and data center storage.

We have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks in the normal course of business. Our Business Manager is continuously developing and enhancing our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage, or unauthorized access. This continued development and enhancement requires us to expend resources. However, we may not anticipate or combat all types of future attacks until after they have been launched. If any of these breaches of security occur or are anticipated in the future, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, and engage third-party experts and consultants. Our response to attacks, and our investments in our technology and our controls, processes and practices, may not be sufficient to shield us from significant losses or liability. Further, given the increasing sophistication of bad actors and complexity of the techniques used to obtain unauthorized access or disable systems, a breach or attack could potentially persist for an extended period of time before being detected. As a result, we may not be able to anticipate the attack or respond adequately or timely, and the extent of a particular incident, and the steps that we may need to take to investigate the incident, may not be immediately clear. It could take a significant amount of time before an investigation can be completed and full, reliable information about the incident becomes known. During an investigation, it is possible we may not necessarily know the extent of the harm or how to remediate it, which could further adversely impact us, and new regulations could result in us being required to disclose information about a material cybersecurity incident before it has been mitigated or resolved, or even fully investigated. We also face cybersecurity risks due to our reliance on internet technology, which could strain our technology resources or create additional opportunities for cybercriminals to exploit vulnerabilities.

We may become subject to greater liability due to changing regulations and laws regarding cybersecurity, which could materially adversely effect our business, operations, results of operations and profitability.

Because our systems sometimes retain information about our Business Manager, service providers (including our transfer agent), tenants, stockholders or other third parties, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could in the future lead, to disruptions in our services or other data systems, and could lead to unauthorized release of confidential or otherwise protected information or corruption of data. Our failure to appropriately maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits, fines and other means of regulatory enforcement. Regulators have been imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations. These laws and regulations may be broad in scope and subject to evolving interpretations and increasing enforcement, and we may incur costs to monitor compliance and alter our practices. Moreover, certain new and existing data privacy laws and regulations could diverge and conflict with each other in certain respects, which makes compliance increasingly difficult. Complying with new regulatory requirements could require us to incur substantial expenses or require us to change our business practices, either of which could harm our business. As regulators have become increasingly focused on information security, data collection and use and privacy, we may be required to devote significant additional resources to modify and enhance our information security controls and to identify and remediate vulnerabilities, which could adversely impact our results of operations and profitability. Any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our Business Manager, service providers (including our transfer agent), tenants, stockholders or other third parties, any of which could have a material adverse effect on our business, operations, results of operations and profitability.

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

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel that we engage such as Mr. Zalatoris or that we access through our Business Manager and Real Estate Manager. The Agreement we have entered into with Mr. Zalatoris is for a term of one year beginning on February 1, 2024, subject to renewal. Neither the Business Manager nor the Real Estate Manager has employment agreements with any of the other persons that serve as executive officers of the Company, the Business Manager or the Real Estate Manager. We cannot guarantee that all, or any of these persons, will continue to be available to provide services to us. If any of these individuals were to cease their employment or other relationship with our Business Manager or Real Estate Manager, respectively, our results and ability to pursue our business plan could suffer. Further, we do not intend to separately maintain “key person” life insurance that would provide us with proceeds in the event of death or disability of these persons. We believe our future success depends, in part, upon the ability of our Business Manager and Real Estate Manager to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Business Manager or Real Estate Manager will be successful in attracting and retaining skilled personnel. If our Business Manager or Real Estate Manager loses or is unable to obtain the services of key or other skilled personnel due to, among other things, an overall labor shortage, lack of skilled labor, increased turnover or increased labor costs, or as a result of other general macroeconomic factors, our ability to implement our investment strategies could be delayed or hindered, and a perception of reduced management capabilities could cause the market value of our investments to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity

We rely on the cybersecurity strategy and policies implemented by Inland. Inland’s cybersecurity strategy prioritizes detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Inland’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Inland has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors, and other third parties who entrust us with their sensitive information.

Inland’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help our sponsor and Business Manager to prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us and our Business Manager. Inland’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity risks, including those which may impact us and our Business Manager, is integrated into Inland’s risk management program. In addition, Inland periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing, and monitoring its cybersecurity risk management programs, including performing penetration testing of Inland’s networks, and security assessments of the effectiveness of Inland’s information technology environment to identify potential vulnerabilities.

Inland’s cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities as well as regular phishing simulations for all of the employees of the Business Manager and its affiliates. Inland undertakes periodic internal security reviews of its information systems and related controls, including systems affecting personal data and the cybersecurity risks of our Business Manager and our critical third-party vendors (including the transfer agent) and other partners.

Inland has established a Computer Security Incident Response Team (“Inland CSIRT”), which aims to manage and mitigate the impact of cybersecurity breach events, including those arising from or impacting our Business Manager and service providers (including the transfer agent), tenants, and other business contacts. Members of the Inland CSIRT include Inland’s VP Director of IT Infrastructure & Information Security, who has more than 19 years of experience in information technology security and leads Inland’s cybersecurity program, and its Head of Technology Strategy, as well as members of the firm’s legal, risk, and communications groups. Inland has established a notification decision framework to determine when the Inland CSIRT will provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including members of our Business Manager’s management, and our Board and Audit Committee, as appropriate.

Oversight of Cybersecurity Risks

The board and our audit committee oversee our cybersecurity risk exposures and the steps taken by management to identify, monitor and mitigate cybersecurity risks to align our risk exposure with our strategic objectives. With respect to such cybersecurity risk oversight, our board and/or our audit committee receive periodic reports and/or updates from management on the primary cybersecurity risks facing us and the Business Manager and the measures we, and the Business Manager are taking to mitigate such risks. In addition to such reports and updates, our board and/or our audit committee receive updates from management as to changes to our and the Business Manager’s cybersecurity risk profile or certain newly identified risks. In the event of an incident, we intend to follow Inland’s incident response plan, which outlines the steps to be followed from incident identification, mitigation, recovery and notification to legal counsel, senior leadership and the board or audit committee, as appropriate.

Impact of Cybersecurity Risks

As of the date of this filing, we have not experienced a material information security breach incident and the expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, financial condition, results of operations, or cash flows. See “Part I, Item 1A, Risk Factors, General Risks” for more information regarding cybersecurity risks.

Item 2. Properties

(Dollar amounts in thousands, except per square foot amounts)

The table below presents a summary of our investment properties as of December 31, 2023 and 2022.

	As of December 31, 2023	As of December 31, 2022
Number of properties	52	52
Purchase price	$1,624,667	$1,624,667
Total square footage	7,167,446	7,168,022
Physical occupancy	91.6%	93.0%
Economic occupancy	92.0%	93.5%
Weighted average remaining lease term (years) (a)	4.6	4.7
(a)
Weighted average remaining lease term is based on a weighting by ABR as of December 31, 2023.

As of December 31, 2023 and 2022, ABR per square foot averaged $19.61 and $19.10, respectively, for all properties owned. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, including any tenant concessions, such as rent abatement or allowances, which may have been granted and excluding ground leases. ABR per square foot including ground leases averaged $16.79 and $16.42, as of December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, we did not purchase or sell any properties. On May 17, 2022, we acquired a portfolio of eight properties from certain subsidiaries of Inland Retail Property Fund, LP for a purchase price of $278,153.

The table below presents information for each of our investment properties as of December 31, 2023.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (c)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	169,558	90.7%	92.8%	—	—
Park Avenue (a)	Little Rock, AR	78,648	85.4%	85.4%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	97.5%	97.5%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	93.5%	93.5%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	97.8%	97.8%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	70.3%	70.3%	—	—
Dogwood Festival (a)	Flowood, MS	187,468	87.0%	87.0%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	98.9%	98.9%	—	—
Harris Plaza (a)	Layton, UT	125,814	76.8%	76.8%	—	—
Dixie Valley (a)	Louisville, KY	119,981	81.1%	81.1%	—	—
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	97.4%	97.4%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	98.0%	99.3%	—	—
Harvest Square (a)	Harvest, AL	70,590	93.2%	93.2%	—	—
Heritage Square (a)	Conyers, GA	22,510	88.6%	93.8%	—	—
The Shoppes at Branson Hills (a)	Branson, MO	256,244	97.2%	97.2%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	96.4%	96.4%	—	—
Shoppes at Lake Park (a)	West Valley City, UT	52,997	100.0%	100.0%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center (a)	Katy, TX	147,621	97.5%	97.5%	—	—
Eastside Junction (a)	Athens, AL	79,675	91.0%	91.0%	—	—
Fairgrounds Crossing (a)	Hot Springs, AR	155,127	84.9%	84.9%	—	—
Prattville Town Center (a)	Prattville, AL	168,842	89.0%	89.0%	—	—
Regal Court	Shreveport, LA	363,061	97.0%	97.0%	26,000	4.55%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza (a)	Jacksonville, NC	42,219	52.8%	52.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	88.1%	88.1%	—	—
White City (a)	Shrewsbury, MA	256,974	84.7%	84.7%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	94.7%	94.7%	—	—
Shoppes at Market Pointe (a)	Papillion, NE	253,903	95.3%	95.3%	—	—
Marketplace at El Paseo (a)	Fresno, CA	224,683	98.2%	99.4%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	81.6%	81.6%	16,759	4.25%
Milford Marketplace	Milford, CT	111,959	95.9%	95.9%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,871	92.1%	92.1%	76,533	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	89.4%	89.4%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	100.0%	100.0%	—	—
Marketplace at Tech Center (a)	Newport News, VA	210,666	89.0%	94.1%	—	—
Coastal North Town Center (a)	Myrtle Beach, SC	304,662	97.1%	97.7%	—	—
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	93.6%	93.6%	—	—
Pentucket Shopping Center (a)	Plaistow, NH	198,469	86.4%	86.4%	—	—
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
New Town (a)	Owings Mill, MD	117,593	43.8%	45.1%	—	—
Olde Ivy Village (a)	Smyrna, GA	46,500	93.7%	93.7%	—	—
Northpark Village Square (a)	Santa Clarita, CA	87,103	78.1%	78.1%	—	—
Lower Makefield Shopping Center (a)	Lower Makefield, PA	74,953	97.6%	97.6%	—	—
Denton Village (a)	Denton, TX	48,280	100.0%	100.0%	—	—
Rusty Leaf Plaza (a)	Orange, CA	59,188	95.7%	95.7%	—	—
Northville Park Place (a)	Northville, MI	78,421	94.4%	100.0%	—	—
CityPlace (a)	Woodbury, MN	174,802	98.4%	98.4%	—	—
Portfolio total		7,167,446	91.6%	92.0%	$138,019	3.97%

(a)
Property is included in the pool of unencumbered properties under our Credit Facility.
(b)
Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of December 31, 2023:

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
Kroger	5	$4,770	4.3%	$16.11	296,150	4.1%
The TJX Companies, Inc.	14	3,772	3.4%	10.65	354,070	4.9%
Ross Dress for Less, Inc.	10	2,411	2.2%	9.20	262,080	3.7%
Ulta Salon, Cosmetics & Fragrance	11	2,370	2.1%	21.36	110,958	1.6%
Amazon/Whole Foods Market Group, Inc.	3	2,340	2.1%	20.28	115,410	1.6%
Sprouts Farmers Market, LLC	4	2,159	2.0%	19.09	113,092	1.6%
Albertsons/Jewel/Shaw's	2	2,090	1.9%	16.34	127,892	1.8%
Petsmart	7	2,069	1.9%	14.93	138,578	1.9%
Dick's Sporting Goods, Inc.	4	2,012	1.8%	11.13	180,766	2.5%
LA Fitness (Fitness International)	2	1,966	1.8%	21.94	89,600	1.3%
Top Ten Tenants	62	$25,959	23.5%	$14.51	1,788,596	25.0%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at December 31, 2023:

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,386,881	21.0%	10.2%
Grocery	1,331,589	20.2%	17.1%
Home Goods	814,498	12.3%	6.8%
Lifestyle, Health Clubs, Books & Phones	870,227	13.2%	15.9%
Restaurant	643,281	9.8%	18.7%
Apparel & Accessories	445,219	6.8%	9.0%
Consumer Services, Salons, Cleaners, Banks	344,089	5.2%	9.6%
Pet Supplies	256,913	3.9%	4.0%
Health, Doctors & Health Foods	186,497	2.8%	5.0%
Sporting Goods	202,067	3.1%	2.3%
Other	113,891	1.7%	1.4%
Total	6,595,152	100.0%	100.0%

The following table sets forth a summary of our property type based on annualized base rent in-place for leases as of December 31, 2023:

Property Type	Percent of Total Annualized Base Rent
Grocery	60%
Grocery Shadow-Anchored	27%
Community Center	7%
Power Center	6%
Total	100%

The following table sets forth a summary, as of December 31, 2023, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant:

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	48%	5.6
Junior Box	5,000-9,999	14%	4.1
Small Shop	Less than 5,000	38%	3.6
Total		100%	4.6

With respect to our locations affected by the Bed Bath and Beyond bankruptcy, we have executed a lease for two out of our four locations that closed and are in active lease negotiations with national tenants to re-lease the remaining two spaces.

With respect to our locations affected by the Rite Aid bankruptcy, one of our two locations has closed and that lease was rejected. We are in possession of this space and are currently marketing it for backfill. Our other location is still open and operating and is not on the initial closure list.

Lease Expirations

The following table sets forth a summary, as of December 31, 2023, of lease expirations scheduled to occur during each of the calendar years from 2024 to 2033 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to December 31, 2023. Annualized base rent represents the rent in place for the applicable property at December 31, 2023. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $100,877, or $19.61 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2024	128	588,359	8.9%	$13,230	12.0%	$22.49
2025	133	748,979	11.4%	$16,416	14.8%	21.92
2026	106	453,277	6.9%	$10,163	9.2%	22.42
2027	126	886,481	13.4%	$15,006	13.5%	16.93
2028	139	1,407,188	21.3%	$18,294	16.5%	13.00
2029	54	535,066	8.1%	$7,707	7.0%	14.40
2030	28	310,459	4.7%	$5,536	5.0%	17.83
2031	22	197,517	3.0%	$3,817	3.4%	19.32
2032	30	200,551	3.0%	$4,758	4.3%	23.72
2033	29	208,789	3.2%	$3,847	3.5%	18.43
Thereafter	24	1,058,486	16.1%	$11,931	10.8%	11.27
Leased Total	819	6,595,152	100.0%	$110,705	100.0%	$16.79

Item 3. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our shares of common stock. Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying existing listing requirements. Pursuant to our strategic plan, we plan to consider a future liquidity event, including possibly through a listing on a national securities exchange. However, there is no assurance that we will list our shares. Further, there is no assurance that stockholders will be able to sell their shares at a time or price acceptable to them. We publish an estimated per share value of our common stock to assist broker dealers that sold our common stock in the Offering to comply with the rules published by FINRA. On March 4, 2024, our board established an Estimated Per Share NAV of our common stock as of December 31, 2023 equal to $19.17 per share. The previously established estimated per share NAV of our common stock as of December 31, 2022 was equal to $19.86 per share. For additional information on the determination of our Estimated Per Share NAV, please see the disclosures under Item 8.01 of our Current Report on Form 8-K filed with the SEC on March 5, 2024.

As of March 12, 2024, we had 16,047 stockholders of record.

Distributions

We currently pay distributions on a quarterly basis. However, the actual amount and timing of distributions, if any, is determined by our board of directors in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions.

During both the years ended December 31, 2023 and 2022, we declared quarterly distributions in an amount equal to $0.135600 per share.

The following table shows the sources for the payment of distributions to common stockholders for the periods indicated (Dollar amounts in thousands):

	Year Ended December 31, 2023		Year Ended December 31, 2022
		% of Distributions		% of Distributions
Distributions:
Distributions paid in cash	$12,660		$12,296
Distributions reinvested through DRP	6,976		7,287
Total distributions	$19,636		$19,583
Source of distribution coverage:
Cash flows provided by operating activities	$19,636	100%	$19,583	100%
Proceeds from DRP	—	—%	—	—%
Total source of distribution coverage	$19,636	100%	$19,583	100%
Cash flows provided by operating activities (GAAP basis)	$39,401		$44,787
Net loss (in accordance with GAAP)	$(15,123)		$(12,618)

The following table compares cumulative distributions paid to cumulative net loss (in accordance with GAAP) for the period from August 24, 2011 (date of inception) through December 31, 2023 (Dollar amounts in thousands):

For the Period from August 24, 2011 (Date of Inception) to December 31, 2023
Distributions paid:
Common stockholders in cash	$161,047
Common stockholders reinvested through DRP	143,143
Total distributions paid	$304,190
Reconciliation of net loss:
Revenues	$1,125,127
Acquisition and transaction related expenses	(19,669)
Provision for asset impairment	(12,950)
Depreciation and amortization	(497,088)
Other operating expenses	(469,993)
Provision for impairment of investment in and note receivable from unconsolidated entities	(15,405)
Other non-operating expenses	(233,892)
Net loss (in accordance with GAAP) (1)	$(123,870)
Funds from operations (2)	$398,205
Cash flows provided by operating activities	$376,865

(1)
Net loss, as defined by GAAP, includes the non-cash impact of depreciation and amortization expense as well as costs incurred relating to acquisitions and related transactions and provision for impairment related to our joint venture investment and asset impairment.
(2)
For information related to the calculation of funds from operations, see “Non-GAAP Financial Measures” in Item 7.

Share Repurchase Program

We adopted the SRP effective October 18, 2012, under which we are authorized to purchase shares from stockholders who purchased their shares from us or received their shares through a non-cash transfer and who have held their shares for at least one year. Purchases are in our sole discretion. In the case of Exceptional Repurchases, the one year holding period does not apply. The SRP was amended and restated effective January 1, 2018 to change the processing of repurchase requests from a monthly to a quarterly basis to align with the move to quarterly distributions. On February 11, 2019, our board adopted a second amended and restated SRP, which became effective on March 21, 2019. On March 3, 2020, our board adopted the Third SRP, which became effective on April 10, 2020. On June 29, 2021, our board adopted the Fourth SRP, which became effective on August 12, 2021.

On November 7, 2023, our board authorized and approved the Fifth SRP, which became effective on December 27, 2023. Under the revised program, the requirement that funding for share repurchases be limited to a percentage of the net proceeds received by us from the issuance of shares of common stock under our DRP has been eliminated. The board has the discretion to establish the proceeds available to fund repurchases each quarter and may use proceeds from all sources available to us, in the board’s sole discretion. The board will, however, continue to have discretion to determine the amount of repurchases, if any, to be made each quarter based on its evaluation of our business, cash needs and any other requirements of applicable law.

The SRP will immediately terminate if our shares are listed on any national securities exchange. In addition, our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our SRP. If we amend, suspend or terminate the SRP, however, we will send stockholders notice of the change at least thirty days prior to the change, and we will disclose the change in a report filed with the SEC on either Form 8-K, Form 10-Q or Form 10-K, as appropriate. Further, our board reserves the right in its sole discretion, at any time, and from time to time to reject any requests for repurchases.

The following table summarizes the repurchases of shares of our common stock under the SRP during the year ended December 31, 2023 (Dollar amounts in thousands except per share amounts):

Period	Total Shares Requested to be Repurchased (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 2023	1,816,943	55,099	$16.16	$890	55,099	1,754,104
February 2023	—	—	—	—	—	1,754,104
March 2023	—	—	—	—	—	1,754,104
April 2023	123,310	110,190	$15.89	1,751	110,190	1,643,914
May 2023	—	—	—	—	—	1,643,914
June 2023	—	—	—	—	—	1,643,914
July 2023	154,771	101,505	$15.88	1,612	101,505	1,542,409
August 2023	—	—	—	—	—	1,542,409
September 2023	—	—	—	—	—	1,542,409
October 2023	176,990	107,745	$15.90	1,713	107,745	1,434,664
November 2023	—	—	—	—	—	1,434,664
December 2023	—	—	—	—	—	1,434,664
Total	2,272,014	374,539	$15.93	$5,966	374,539

(1) Total shares requested to be repurchased in January 2023 includes requests that rolled over from the prior year.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K , which include the risks described below:

•
Our strategic plan, which is discussed further below, may continue to evolve or change over time, and there is no assurance we will be able to successfully achieve our board’s objectives under the strategic plan as it exists at any given time, including making strategic sales or purchases of properties, redeveloping properties or completing a liquidity event, within any timeframe we might expect or would prefer or at all;
•
The use of the internet by consumers to shop may continue to expand which could result in a further downturn in the businesses of certain of our current tenants in their “brick and mortar” locations and could affect their ability to pay rent and their demand for space at our retail properties;
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
•
We have incurred net losses on a GAAP basis for the years ended December 31, 2023, 2022 and 2021, and future net losses could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness or pay distributions to our stockholders;
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

The following discussion and analysis is based on the consolidated financial statements for the years ended December 31, 2023, 2022 and 2021. Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes thereto.

Overview

We were formed as a Maryland corporation on August 24, 2011 and elected to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code, commencing with the year ended December 31, 2013. We have no employees. We are managed by our business manager, IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager.” We have also entered into an agreement with Mark Zalatoris, (the “Agreement”) to, among other things, compensate him for performing services as our president and chief executive officer. In connection with entering into the Agreement, we entered into the Fourth Amended and Restated Business Management Agreement (“Fourth Business Management Agreement”) with the Business Manager to, among other things, reduce the business management fee payable to the Business Manager by the amount of any payments made to Mr. Zalatoris under the Agreement. Mr. Zalatoris is not an employee of the Company and is not an officer or director of the Business Manager but has the authority under the Agreement and the Fourth Business Management Agreement to direct the day-to day operations of the Business Manager.

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

At December 31, 2023, we had total assets of $1.3 billion and owned 52 properties located in 24 states containing 7.2 million square feet. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. At December 31, 2023, grocery-anchored or grocery shadow-anchored shopping center properties represented 87% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center which we own that is located near a grocery store that we do not own but that we believe generates traffic for the shopping center. As of December 31, 2023, the portfolio properties have an economic occupancy of 92.0% and staggered lease maturity dates.

We commenced an initial public “best efforts” offering on October 18, 2012, and concluded it on October 16, 2015. We sold 33,534,022 shares of common stock in the Offering generating gross proceeds of $834.4 million. As of December 31, 2023, we have issued 6,502,851 shares through the DRP generating aggregate proceeds of $143.1 million. On March 4, 2024, our board of directors determined an Estimated Per Share NAV of our common stock as of December 31, 2023 of $19.17. The previously estimated per share net asset value as of December 31, 2022 equal to $19.86 was established on March 2, 2023.

Inflation and Interest Rates

Inflationary pressures and rising interest rates could result in reductions in consumer spending and retailer profitability that impacts our ability to grow rents and tenant demand for new and existing store locations. Regardless of accelerating inflation levels, base rent under most of our long-term anchor leases will remain constant (subject to tenants’ exercise of renewal options at pre-negotiated rent increases) until the expiration of their lease terms. While many of these leases require tenants to pay their share of shopping center operating expenses (including common area maintenance, real estate tax and insurance expenses), our ability to collect the expense increases passed through to tenants is dependent on their ability to absorb and pay these increases. Inflation may also impact other aspects of our operating costs, including fees paid to service providers, the cost to complete redevelopments and build-outs of recently leased vacancies and interest rate costs relating to variable rate loans and refinancing of lower fixed-rate indebtedness. While we have not been significantly impacted by any of these items to date, no assurances can be provided that these inflationary pressures will not have a material adverse effect on our business in the future.

Company Update – Strategic Plan

We have a strategic plan that includes the goals of providing a future liquidity event to investors and creating long-term stockholder value. The strategic plan centers around owning a portfolio of grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team continually evaluates possibilities for the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. Of our 953 leasable spaces, there are 122 non-grocery big box (anchor spaces of at least 10,000 square feet) in the portfolio, and of those 11 are vacant, and zero are dark (meaning that the tenant is still obligated by their lease to pay rent but has vacated the space and left it unused) as of February 29, 2024. We are not actively marketing any properties for sale as of the date of this Annual Report on Form 10-K. We believe increasing our size and profitability would enhance our ability to complete a successful liquidity event. Although we are not actively pursuing any new acquisitions as of the date of this Annual Report on Form 10-K, we may seek and evaluate potential acquisitions and, if we have the requisite capital and financing available to us, opportunistically acquire retail properties that we believe complement our existing portfolio in terms of relevant characteristics such as tenant mix, demographics and geography and are consistent with our plan to try to own a portfolio substantially all of which is comprised of grocery-anchored or shadow-anchored properties. We have considered and may in the future consider other transactions, such as redeveloping certain of our properties or portions of certain of our properties, for example, big-box spaces, to repurpose them for alternative commercial or multifamily residential uses. The board has considered and will continue to consider liquidity events, such as listing our common stock on a national securities exchange. There is no assurance if or when we will complete such liquidity event. Our consideration of a liquidity event is influenced by our intention to opportunistically grow the portfolio and execute strategic sales and acquisitions. Likewise, we are continually impacted by (i) evolving retail market conditions and other complex factors such as (ii) competition for our tenants from evolving internet businesses, (iii) the state of the commercial real estate market and financial markets, (iv) our ability to raise capital or borrow on terms that are acceptable to us in light of the use of the proceeds and (v) changes in general economic conditions such as high interest rates, among other factors. The timing of the completion of the strategic plan has already extended beyond our original expectations and cannot be predicted with certainty. There is no assurance that we will be able to successfully implement our strategic plan, for example by making strategic sales or purchases of properties or listing our common stock, within the timeframe we would prefer or at all.

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

*We cannot provide any assurance that we will be able to sell properties or issue new securities to raise capital when we would like, for example, to increase the proportion of grocery-anchored or shadow-anchored properties or increase the size of our portfolio of properties, or under terms that would be acceptable to us considering factors such as the anticipated use of the proceeds. Because our common stock is not listed on a national securities exchange, our ability to access the public or private market, particularly for equity capital, is limited.

At December 31, 2023, we had $134 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. During the year ended December 31, 2023, the net borrowings from the Revolving Credit Facility were $32 million, which we used to fund the payoff of the Coastal North Town Center property mortgage. At December 31, 2023 the interest rates on the Revolving Credit Facility and the Term Loan were 7.36% and 4.39%, respectively. At December 31, 2022 the interest rates on the Revolving Credit Facility and the Term Loan were 6.12% and 4.28%, respectively. The Revolving Credit Facility matures on February 3, 2026 subject to a twelve month extension at our option. The Term Loan matures on February 3, 2027. As of March 13, 2024, we had $66 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants, of the Credit Agreement that governs the Credit Facility. Although $66 million is the maximum available, covenant limitations affect what we can actually draw, and we expect to have substantially less than $66 million actually available to draw or otherwise incur. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would shrink availability under the Credit Facility. Our leverage ratio generally cannot exceed 60%, provided however that two times during the term of our Revolving Credit Facility our leverage ratio may be 65% for two consecutive quarters. Our leverage ratio was 56.4% as of December 31, 2023, as defined in the Revolving Credit Facility’s agreement.

As of December 31, 2023, we had total debt outstanding of $847.0 million, excluding unamortized debt issuance costs, which bore interest at a weighted average interest rate of 4.79% per annum. As of December 31, 2023, the weighted average years to maturity for our debt was 2.8 years. As of December 31, 2023 and December 31, 2022, our borrowings were 52% and 53%, respectively, of the purchase price of our investment properties. At December 31, 2023 our cash and cash equivalents balance was $6.0 million.

As of March 13, 2024, in the next twelve months, we do not have any mortgage loans maturing.

In the year ended December 31, 2023, we spent $10.4 million on capital expenditures and tenant improvements, which is approximately $2.0 million less than we did in the year ended December 31, 2022. We expect to materially increase spending on tenant improvements in connection with new or renewed leases and capital expenditures in 2024 but do not anticipate a material effect on our liquidity from this increase, assuming the businesses of our tenants, including those that were negatively affected by the COVID-19 pandemic, remain steady or improve or they otherwise continue to pay their rent and fulfill their lease obligations.

As of December 31, 2023, we have paid all interest and principal amounts when due, and were in compliance with all financial covenants under the Credit Facility, as amended.

Cash Flow Analysis

	For the year ended December 31,			Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$39,401	$44,787	$48,150	$(5,386)	$(3,363)
Net cash flows used in investing activities	$(10,351)	$(290,505)	$(5,883)	$280,154	$(284,622)
Net cash flows (used in) provided by financing activities	$(27,930)	$237,669	$(42,869)	$(265,599)	$280,538

Operating activities

Cash provided by operating activities decreased $5.4 million during 2023 compared to 2022 and decreased $3.4 million during 2022 compared to 2021. The decrease from 2022 to 2023 was primarily due to higher interest payments, the timing of payments to related parties and a decrease in prepaid rent. The decrease from 2021 to 2022 was due to an increase in deferred costs and a decrease in collections in 2022 (due to pandemic-related deferrals from 2020 that were collected in 2021).

Investing activities

	For the year ended December 31,			Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(Dollar amounts in thousands)
Purchase of investment properties	$—	$(277,880)	$—	$277,880	$(277,880)
Capital expenditures	(10,351)	(12,404)	(5,883)	2,053	(6,521)
Other assets	—	(221)	—	221	(221)
Net cash used in investing activities	$(10,351)	$(290,505)	$(5,883)	$280,154	$(284,622)

During the year ended December 31, 2023, there was a decrease in cash used in investing activities compared to 2022 primarily due to the fact that we did not acquire any properties in 2023 as compared to acquisition of the IRPF properties during the year ended December 31, 2022. The acquisition in 2022 increased the use of cash compared to that used in the year ended December 31, 2021.

Financing activities

	For the year ended December 31,			Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(Dollar amounts in thousands)
Total net changes related to debt	$(9,674)	$253,837	$(34,074)	$(263,511)	$287,911
Proceeds from DRP	6,976	7,287	3,749	(311)	3,538
Shares repurchased	(5,966)	(3,645)	(2,777)	(2,321)	(868)
Distributions paid	(19,636)	(19,583)	(9,767)	(53)	(9,816)
Early termination of interest rate swap agreements, net	370	(227)	—	597	(227)
Net cash (used in) provided by financing activities	$(27,930)	$237,669	$(42,869)	$(265,599)	$280,538

During 2023, cash was used to pay down debt. During 2022, cash was drawn on debt to finance the acquisition of the IRPF properties for a purchase price of approximately $278 million, accounting for the majority of the flux from 2021. During the years ended December 31, 2023, 2022 and 2021, we generated proceeds from the sale of shares pursuant to the DRP of $7.0 million, $7.3 million and $3.7 million, respectively. For the years ended December 31, 2023, 2022 and 2021, share repurchases were $6.0 million, $3.6 million and $2.8 million, respectively. During the years ended December 31, 2023, 2022 and 2021, we paid $19.6 million, $19.6 million and $9.8 million, respectively, in distributions.

Distributions

A summary of the distributions declared, distributions paid and cash flows provided by operations during the years ended December 31, 2023, 2022 and 2021 follows (Dollar amounts in thousands, except per share amounts):

Year Ended December 31, (1)	Distributions Declared	Distributions Declared Per Share		Cash Distributions Paid	Cash Distributions Reinvested via DRP	Total Cash Distributions Paid	Cash Flows From Operations
2023	$19,634	$0.54	(2)	$12,660	$6,976	$19,636	$39,401
2022	$19,602	$0.54	(2)	$12,296	$7,287	$19,583	$44,787
2021	$14,655	$0.41	(3)	$6,018	$3,749	$9,767	$48,150

(1)
For the years ended December 31, 2023, 2022 and 2021, distributions were funded by cash flows from operations. Note that some distributions may be declared in one year but will not be paid until the next year, so for any given year the total distributions declared often will not match the total distributions paid.
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

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2023, 2022 and 2021.

This section describes and compares our results of operations for the years ended December 31, 2023, 2022 and 2021. We generate primarily all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our “same store” properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of any acquisitions or dispositions on net income.

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

We calculate property net operating income using net income and excluding adjustments to straight-line income (expense), that are calculated in accordance with GAAP, on operating leases, amortization of intangibles and lease incentives, general and administrative expenses, acquisition related costs, the business management fee, provisions for impairment, depreciation and amortization, interest expense, gains on sale of investment properties, gains on termination of interest rate swap agreements, losses on extinguishment of debt, and interest or other income.

Comparison of the Years ended December 31, 2023 and 2022 (Dollar amounts in thousands)

A total of 44 investment properties that were acquired on or before January 1, 2022 and classified as held and used at December 31, 2023 and 2022 represent our “same store” properties during the years ended December 31, 2023 and 2022. “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2022. For the years ended December 31, 2023 and 2022, eight properties that were acquired on May 17, 2022 constituted non-same store properties.

The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2023 and 2022, along with a reconciliation to net loss, calculated in accordance with GAAP.

	Total			Same Store			Non-Same Store
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2023	2022	Change	2023	2022	Change	2023	2022	Change
Rental income	$146,421	$132,030	$14,391	$122,427	$117,492	$4,935	$23,994	$14,538	$9,456
Other property income	336	214	122	183	112	71	153	102	51
Total income	146,757	132,244	14,513	122,610	117,604	5,006	24,147	14,640	9,507

Property operating expenses	29,408	24,332	5,076	25,280	21,881	3,399	4,128	2,451	1,677
Real estate tax expense	18,362	17,210	1,152	14,100	14,307	(207)	4,262	2,903	1,359
Total property operating expenses	47,770	41,542	6,228	39,380	36,188	3,192	8,390	5,354	3,036

Property net operating income	98,987	90,702	8,285	$83,230	$81,416	$1,814	$15,757	$9,286	$6,471

Straight-line income (expense), net	411	(37)	448
Amortization of intangibles and lease incentives	2,124	698	1,426
General and administrative expenses	(5,237)	(5,400)	163
Business management fee	(9,632)	(10,212)	580
Depreciation and amortization	(59,542)	(55,319)	(4,223)
Interest expense	(42,451)	(33,069)	(9,382)
Interest and other income	217	19	198
Net loss	$(15,123)	$(12,618)	$(2,505)

Net loss. Net loss was $15,123 and $12,618 for the years ended December 31, 2023 and 2022, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the year ended December 31, 2023 with the results of the same investment properties owned during the year ended December 31, 2022, property net operating income increased $1,814, total property income increased $5,006, and total property operating expenses including real estate tax expense increased $3,192.

The increase in “same store” property net operating income is primarily due to an increase in rental income and an increase in recovery income due to higher recoverable expenses, partially offset by an increase in non-recoverable expenses during the year ended December 31, 2023.

“Non-same store” total property net operating income increased $6,471 during 2023 as compared to 2022. The increase is a result of acquiring eight retail properties on May 17, 2022. On a “non-same store” basis, total property income increased $9,507 and total property operating expenses increased $3,036 during the year ended December 31, 2023 as compared to 2022 as a result of this acquisition.

Straight-line income (expense), net. Straight-line income (expense), net increased $448 in 2023 compared to 2022. This increase is primarily due to the acquisition of IRPF Properties during the year ended December 31, 2022.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives increased $1,426 in 2023 compared to 2022. The increase is primarily due to the acquisition of IRPF Properties during 2022 and an increase in write-offs of below market lease intangibles from early lease terminations during the year ended December 31, 2023 compared to the year ended December 31, 2022.

General and administrative expenses. General and administrative expenses decreased $163 in 2023 compared to 2022 primarily due to lower legal and stock administration costs partially offset by an increase in reimbursements for salaries during the year ended December 31, 2023.

Business management fee. Business management fees decreased $580 in 2023 compared to 2022. The decrease is primarily due to an amendment to the agreement that reduced the base fee, partially offset by the acquisition of IRPF Properties which increased the amount on which the base fee is determined. As noted herein, the amount we will pay Mr. Zalatoris under our agreement with him will reduce payments under the Business Management Agreement on a dollar-for-dollar basis.

Depreciation and amortization. Depreciation and amortization increased $4,223 in 2023 compared to 2022. The increase is primarily due to the acquisition of IRPF Properties completed in May 2022, partially offset by fully amortized assets in 2023 compared to 2022.

Interest expense. Interest expense increased $9,382 in 2023 compared to 2022. The increase is primarily due to an increase in average outstanding debt resulting from the acquisition of IRPF Properties completed in May 2022 and rising interest rates on the unhedged variable portion of the credit facility.

Interest and other income. Interest and other income increased $198 in 2023 compared to 2022 primarily due to interest earned on cash held in bank accounts.

Comparison of the Years ended December 31, 2022 and 2021 (Dollar amounts in thousands)

A total of 44 investment properties that were acquired on or before January 1, 2021 and classified as held and used at December 31, 2022 and 2021 represent our “same store” properties during the years ended December 31, 2022 and 2021. “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2021. For the years ended December 31, 2022 and 2021, eight properties that were acquired on May 17, 2022 constituted non-same store properties.

The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income, net, amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2022 and 2021, along with a reconciliation to net loss, calculated in accordance with GAAP.

	Total			Same Store			Non-Same Store
	For the year ended December 31,			For the year ended December 31,			For the year ended December 31,
	2022	2021	Change	2022	2021	Change	2022	2021	Change
Rental income	$132,030	$117,846	$14,184	$117,492	$117,846	$(354)	$14,538	$—	$14,538
Other property income	214	183	31	112	183	(71)	102	—	102
Total income	132,244	118,029	14,215	117,604	118,029	(425)	14,640	—	14,640

Property operating expenses	24,332	20,845	3,487	21,881	20,845	1,036	2,451	—	2,451
Real estate tax expense	17,210	14,388	2,822	14,307	14,388	(81)	2,903	—	2,903
Total property operating expenses	41,542	35,233	6,309	36,188	35,233	955	5,354	—	5,354

Property net operating income	90,702	82,796	7,906	$81,416	$82,796	$(1,380)	$9,286	$—	$9,286

Straight-line income (expense), net	(37)	(362)	325
Amortization of intangibles and lease incentives	698	669	29
General and administrative expenses	(5,400)	(4,784)	(616)
Business management fee	(10,212)	(8,950)	(1,262)
Depreciation and amortization	(55,319)	(48,906)	(6,413)
Interest expense	(33,069)	(23,240)	(9,829)
Interest and other income	19	274	(255)
Net loss	$(12,618)	$(2,503)	$(10,115)
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

Straight-line income (expense), net. Straight-line income (expense), net increased $325 in 2022 compared to 2021. This increase is primarily due to the acquisition of eight properties on May 17, 2022, partially offset by lower rent abatements during the year ended December 31, 2022.

Intangible amortization. Income from the amortization of intangibles and lease incentives increased $29 in 2022 compared to 2021. The increase is primarily due to the acquisition of the IRPF Properties.

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

Leasing Activity

The following table sets forth leasing activity during the year ended December 31, 2023. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Improvements per Square Foot
Comparable Renewal Leases	120	768,317	$18.70	$17.90	4.5%	5.4	$0.35
Comparable New Leases	13	79,992	$18.98	$14.16	34.0%	9.2	$33.00
Non-Comparable New and Renewal Leases (a)	34	151,939	$15.53	N/A	N/A	5.5	$14.25
Total	167	1,000,248

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

Under GAAP, acquisition related costs are treated differently if the acquisition is a business combination or an asset acquisition. An acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and acquisition related costs will be capitalized rather than expensed when incurred. Publicly registered, non-listed REITs typically engage in a significant amount of acquisition activity in the early years of their operations, and thus incur significant acquisition related costs, during these initial years. Although other start up entities may engage in significant acquisition activity during their initial years, publicly registered, non-listed REITs are unique in that they typically have a limited timeframe during which they acquire a significant number of properties and thus incur significant acquisition related costs. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives, or “IPA”, an industry trade group, published a standardized measure known as Modified Funds from Operations, or “MFFO”, which the IPA has promulgated as a supplemental measure for publicly registered non-listed REITs and which may be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year-over-year, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

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

Our FFO and MFFO for the years ended December 31, 2023, 2022 and 2021 are calculated as follows (Dollar amounts in thousands):

		For the year ended December 31,
		2023	2022	2021
	Net loss	$(15,123)	$(12,618)	$(2,503)
Add:	Depreciation and amortization related to investment properties	59,542	55,319	48,906
	Funds from operations (FFO)	44,419	42,701	46,403

Less:	Amortization of acquired market lease intangibles, net	(2,323)	(818)	(773)
	Straight-line income, net	(411)	37	362
	Modified funds from operations (MFFO)	$41,685	$41,920	$45,992

Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Our significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2023 Notes to Consolidated Financial Statements in Item 15. We have identified Impairment of Investment Properties as a critical accounting policy.

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

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2023 Notes to Consolidated Financial Statements in Item 15.

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

Interest Rate Risk

We are exposed to interest rate changes primarily as a result of long-term debt and the revolving credit facility used to purchase properties or other real estate assets and to fund capital expenditures.

As of December 31, 2023, we had outstanding debt of $847.0 million, excluding unamortized debt issuance costs, bearing interest rates ranging from 3.70% to 7.36% per annum. The weighted average interest rate was 4.79%, which includes the effect of interest rate swaps. As of December 31, 2023, the weighted average years to maturity for our mortgages and credit facility payable was 2.8 years.

As of December 31, 2023, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $112.0 million and a fair value of $106.3 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $2.1 million at December 31, 2023. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $2.1 million at December 31, 2023.

At December 31, 2023, we had $184.0 million of debt or 21.7% of our total debt, excluding unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 6.55% per annum. We had variable rate debt subject to swap agreements of $551.0 million, or 65.1 % of our total debt, excluding unamortized debt issuance costs, at December 31, 2023.

If interest rates on all debt which bears interest at variable rates as of December 31, 2023 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.8 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2023 decreased by 1% (100 basis points), interest expense would increase earnings and cash flows by the same amount.

With regard to variable rate financing, our management assesses our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We utilize risk management control systems implemented by our Business Manager to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions.

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

Derivatives

For information related to derivatives, reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our December 31, 2023 Notes to Consolidated Financial Statements in Item 15.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, none of the Company’s directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their positions and ages are as follows:

Name	Age*	Position
Robert D. Parks	81	Chairman of the Board
Lee A. Daniels	81	Lead Independent Director
Stephen L. Davis	66	Independent Director
Gwen Henry	83	Independent Director
Bernard J. Michael	64	Independent Director
Mark E. Zalatoris	66	Director, President and Chief Executive Officer
Catherine L. Lynch	65	Chief Financial Officer
Daniel Zatloukal	43	Senior Vice President
Judith Fu	62	Vice President
Cathleen M. Hrtanek	47	Secretary

* As of January 1, 2024

Robert D. Parks, 81. Director and the chair of our board since January 2024. Mr. Parks was elected as a director and chairman of the board to fill the vacancy resulting from the passing of our former director and chairman of the board, Daniel L. Goodwin. Mr. Parks will serve on the board until the Company’s 2024 annual meeting of stockholders and until his successor is duly elected and qualified, and it is anticipated that Mr. Parks will stand for reelection to the board at the 2024 Annual Meeting. Mr. Parks is a manager of The Inland Real Estate Companies, LLC and one of the original principals of The Inland Group, LLC. Mr. Parks has served as a director on multiple boards, including as chairman of IREIC from November 1984 to December 2016; chairman of the board of Inland Diversified Real Estate Trust, Inc. from June 2008 to July 2014; director of Inland Investment Advisors, Inc. from June 1995 to May 2013; chairman of the board of Retail Properties of America, Inc. from March 2003 to October 2010; director of Inland Securities Corporation from August 1984 to June 2009; director of Inland Real Estate Corporation from 1994 to June 2008, serving as chairman of the board from May 1994 to May 2004 and as president and chief executive officer from 1994 to April 2008; and chairman of the board of Inland Retail Real Estate Trust, Inc. from September 1998 to March 2006, serving as chief executive officer until December 2004. Mr. Parks earned his undergraduate degree from Northeastern Illinois University and his Master of Arts degree from the University of Chicago.

Our board believes that Mr. Parks’ significant experience in the non-listed real estate trust industry will greatly benefit the board and the Company.

Lee A. Daniels, 81. Independent director since February 2012 and lead independent director since September 2017. Mr. Daniels serves as a member of the nominating and corporate governance committee and the audit committee. Mr. Daniels served on the Board of Trustees of Kite Realty Group from 2014 to 2021. Mr. Daniels served on the board of directors of Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”) from its inception in 2008 until its merger with Kite in 2014.

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

Mr. Daniels currently serves as chair of the Board of Directors of Haymarket Center, a nonprofit behavioral health treatment center located in Chicago, Illinois. He served as the chair of the Presidential Search Committee for the College of DuPage from 2015 to 2016. He previously served on the Elmhurst Memorial Healthcare Board of Trustees from 1981 to 2013, the Board of Governors from 1990 to 2013, and the Elmhurst Memorial Hospital Foundation Board from 1980 to 1984 and 2013. Other boards Mr. Daniels has served on include the Suburban Bank and Trust Company of Elmhurst Board of Directors from 1994 to 1996, the Elmhurst Federal Savings and Loan Association Board of Directors from 1991 to 1994, and the DuPage Easter Seals Board of Directors from 1970 to 1973.

Mr. Daniels received his bachelor’s degree from the University of Iowa and his law degree from The John Marshall Law School in Chicago. He received a Distinguished Alumni Award from both The John Marshall Law School and the University of Iowa, and an Honorary Doctor of Laws from Elmhurst College.

Our board believes that Mr. Daniels’ depth of knowledge and experience, based on his over 50 years of legal practice and his service as a board member of REITs make him well qualified to serve as a member of our board of directors.

Stephen L. Davis, 66. Independent director since February 2012. Mr. Davis serves as a member of the audit committee and the chair of the nominating and corporate governance committee. Mr. Davis has served as a member of the board of directors of Heska Corporation (NASDAQ: HSKA) since August 2020 and as a member of that company’s audit committee and as the chair of its corporate governance committee in each case since February 2021. Mr. Davis has served as a member of the board of directors of PMI Energy Solutions, LLC since 2013. Additionally, Mr. Davis serves on the Board of the Trust Company of Illinois since 2016. Mr. Davis has over 30 years of experience in real estate development. Mr. Davis has been the president of The Will Group, Inc., a construction company, since founding the company in 1986. In his position with The Will Group, Mr. Davis was instrumental in the construction of Kennedy King College campus, located in Chicago, Illinois, and the coordination of the "Plan For Transformation" for Altgeld Gardens, a public housing development located in Chicago, Illinois. Since October 2003, Mr. Davis has also overseen property management operations for several properties owned by a family-owned real estate trust.

Mr. Davis has served as commissioner of aviation (board chair) of the DuPage County Airport Authority, in DuPage County, Illinois, which oversees management of the DuPage County Airport, Prairie Landing Golf Course and the 500-acre DuPage County Business Park since March 2005. From 2006 to 2016, Mr. Davis served as a director of Wheaton Bank & Trust, where he was a member of the loan committee, which was responsible for reviewing and analyzing residential and commercial loan portfolios, developer credentials and viability, home builders and commercial and industrial loans. Mr. Davis obtained his bachelor degree from the University of Tennessee, located in Knoxville.

Our board believes that Mr. Davis’s prior real estate development experience, his experience as a director of another public company and his leadership qualities make him well qualified to serve as a member of our board of directors.

Gwen Henry, 83. Independent director since February 2012. Ms. Henry serves as chair of the audit committee and a member of the nominating and corporate governance committee. Ms. Henry currently serves as the Treasurer of DuPage County, Illinois, a position she has held since December 2006. In this position, Ms. Henry is responsible for the custody and distribution of DuPage County funds. In addition, from April 1981 to 2019, Ms. Henry was a partner at Dugan & Lopatka, a regional accounting firm, and a member of the firm’s controllership and consulting services practice, where she specialized in financial consulting and tax and business planning for privately-held companies. Since December 2009, Ms. Henry has served as a member of the Illinois Municipal Retirement Fund, a $52 billion fund which has investments in excess of $1.2 billion allocated to real estate. She currently serves as chair of the investment committee, and is a member of the audit committee and the legislative committee of the fund.

Ms. Henry previously served as DuPage County Forest Preserve Commissioner (from December 2002 to November 2006) and as chair to the special committee responsible for the DuPage County Budget (from December 2002 to November 2004), and was a member of the DuPage County Finance Committee (from November 1996 to November 2002). Ms. Henry also has held a number of board and chair positions for organizations such as the Marianjoy Rehabilitation Hospital (as treasurer from June 2002 to May 2008), the Central DuPage Health System (as chairperson of the board from October 1995 to September 1999), and the Central DuPage Hospital Foundation (as director from October 2002 to present). She was elected and served as Mayor of the City of Wheaton, Illinois from March 1990 to December 2002.

Ms. Henry received her bachelor degree from the University of Kansas, located in Lawrence, Kansas. She is a certified public accountant, a designated certified public funds investment manager and a certified public finance administrator.

Our board believes that Ms. Henry’s over 35 years of public accounting experience makes her well qualified to serve as a member of our board of directors.

Bernard J. Michael, 64. Independent director since September 2014. Mr. Michael serves as a member of the audit committee and, since September 2017, the nominating and corporate governance committee. Mr. Michael founded AWH Partners, LLC, a privately held real estate investment, development and management firm. He served as managing partner of the firm until 2018 and now owns a minority interest. Under Mr. Michael’s leadership, AWH acquired in excess of $1.4 billion of hotel investments and was managing or completed hotel redevelopment projects totaling more than $300 million. In early 2012, AWH acquired Lane Hospitality, which it rebranded as Spire Hospitality, a top-tier national hospitality platform formed in 1980. Mr. Michael is also the chairman and chief executive officer and president of the Center for Jewish History, a not-for-profit museum and archive in New York.

Mr. Michael also has over 25 years of experience as a practicing lawyer specializing in real estate with a focus on sophisticated real estate transactions across all asset classes for some of the world's largest property owners, developers and lenders. Mr. Michael was the founder and senior partner of Michael, Levitt & Rubenstein, LLC, a law firm focusing on real estate sales, acquisitions, development, leasing and financing. Mr. Michael and his team worked on some of the largest transactions in New York City, including the development of Time Warner Center and the Hudson Yards projects for The Related Companies. In addition, Mr. Michael and his firm represented developers on major multi-family, retail, office and hospitality projects in China, Saudi Arabia, and in most major cities across the United States.

Prior to forming Michael, Levitt & Rubenstein LLC, Mr. Michael was a partner in the Real Estate Group at Proskauer Rose, LLP. Prior to that, Mr. Michael was an attorney at Weil, Gotschal & Manges and Shea & Gould. Mr. Michael is a graduate of Brown University and New York University School of Law.

Our board believes that Mr. Michael’s prior business experience and his leadership qualities make him well qualified to serve as a member of our board of directors.

Mark E. Zalatoris, 66. Director, president and chief executive officer since February 2024. Mr. Zalatoris was elected to serve as the Company’s Director, President and Chief Executive Officer effective February 1, 2024. Since 2018, Mr. Zalatoris has been the lead independent director of Parkway Bancorp and wholly-owned subsidiary, Parkway Bank. Mr. Zalatoris also served in multiple positions at IRC Retail Centers, including as a member of the board of directors, chief executive officer and president from 2008 to 2017; executive vice president and chief operating officer from 2004 to 2008; and senior vice president, chief financial officer and treasurer from 2000 to 2004. IRC Retail Centers was a REIT originally formed and sponsored by affiliates of the Business Manager. Mr. Zalatoris earned his undergraduate degree from University of Illinois, Urbana-Champaign and his Master of Accounting Science degree from University of Illinois, Urbana-Champaign.

Our board believes that Mr. Zalatoris’s extensive finance and real estate experience make him well qualified to serve as a member of our board of directors.

Catherine L. Lynch, 65. Our chief financial officer since April 2014 and treasurer since April 2018, and a director of the Business Manager since August 2011. Ms. Lynch joined Inland in 1989 and has been a director of The Inland Group LLC since June 2012. She serves as the treasurer and secretary (since January 1995), the chief financial officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and chief financial officer and secretary (since June 1995) of Inland Securities. She also served as the chief financial officer of IRPT and the IRPT business manager from December 2013 until October 2019. She also served as the treasurer of the IRPT business manager from December 2013 to October 2014. Ms. Lynch also serves as the chief financial officer and treasurer (since October 2016) of InPoint and as the chief financial officer and treasurer of the InPoint advisor (since August 2016). Ms. Lynch also has served as a director of IPCC since May 2012. Ms. Lynch served as the treasurer of Inland Capital Markets Group, Inc. from January 2008 until October 2010, as a director and treasurer of Inland Investment Advisors, LLC from June 1995 to December 2014 and as a director and treasurer of Inland Institutional Capital, LLC from May 2006 to December 2014. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch received her bachelor degree in accounting from Illinois State University in Normal. Ms. Lynch is a member of the Illinois CPA Society. Ms. Lynch also is registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”) as a financial operations principal.

Daniel Zatloukal, 43. Our senior vice president since December 2021, Mr. Zatloukal also serves as executive vice president and head of asset and portfolio management for all investment programs sponsored by IREIC, positions he has held since 2015. He also serves as senior vice president of IPCC, an affiliate of IREIC, a position he has held since 2014. As of December 31, 2023, IPCC has sponsored 313 private placement programs and has approximately $12 billion in assets under management. In addition, Mr. Zatloukal has been an executive vice president of IPC Alternative Real Estate Income Trust, Inc. (“Alt REIT”) since its inception in June 2023. Alt REIT is a monthly NAV REIT focused on alternative real estate sectors including self-storage facilities, student housing properties and healthcare-related properties. Mr. Zatloukal was president of Inland Investment Real Estate Services, Inc. from October 2015 through June 2017 and was responsible for overseeing all of IREIC’s real estate services group, which includes property management, leasing and asset management for commercial and residential portfolios owned or managed by IREIC and its affiliates. Prior to rejoining Inland at IPC in 2013, Mr. Zatloukal served as vice president of capital markets at Jones Lang LaSalle in Atlanta. Mr. Zatloukal received his bachelor’s degree in finance from the University of Illinois at Urbana-Champaign.

Judith Fu, 62. Our vice president of administration since December 2021, and the vice president of the Business Manager since January 2022. Ms. Fu joined the Company in 2005 and currently also serves as a vice president of IREIC, a position she has held since August 2018. As chief of staff of IREIC, Ms. Fu provides organizational support to the executive management team of IREIC Ms. Fu also served as chief compliance officer for the registered investment advisor subsidiaries of Inland Mortgage Corporation from August 2008 to August 2010. In 2010, Ms. Fu began working for IREIC as the executive assistant to its then chief executive officer. While holding this position, she also acted as the chief compliance officer for Inland Institutional Capital Partners from March 2012 to September 2014. Ms. Fu holds FINRA Series 24, 63, 65 and 7 licenses and previously was a licensed managing real estate broker in the State of Illinois. Ms. Fu has a bachelor’s of science degree from Loyola University Chicago.

Cathleen M. Hrtanek, 47. Our corporate secretary and the secretary of the Business Manager since August 2011. Ms. Hrtanek joined Inland in 2005 and is currently an Associate General Counsel and Senior Vice President of The Inland Real Estate Group, LLC. Ms. Hrtanek has served as a Director of Inland Securities Corporation, Inland Private Capital Corporation and a Manager of IPC Alternative Real Estate Advisor, LLC respectively since February 2024. Ms. Hrtanek has served as the Secretary of InPoint Commercial Real Estate Income, Inc. (“InPoint”) since March 2022, its Assistant Secretary from August 2016 to March 2022 and Secretary of its advisor since August 2016. Ms. Hrtanek is also the Secretary of Inland Venture Partners, LLC, IVP MHC Fund III, LLC, MH Ventures Fund II, Inc., Inland Ventures MHC Manager, LLC and MH Ventures II Business Manager, LLC, and has served as the Secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Ms. Hrtanek also served as the Secretary of Inland Diversified Real Estate Trust, Inc. from September 2008 through July 2014 and its business manager from September 2008 through March 2016, and as the Secretary of IPC from August 2009 to May 2017. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois since September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and holds a B.A. in Political Science and French from the University of Notre Dame and a J.D. from Loyola University Chicago School of Law.

Board of Directors

Board Leadership Structure and Risk Oversight

We have separated the roles of the president and chairman of the board in recognition of the differences between the two roles. Effective January 31, 2024, Mitchell A. Sabshon resigned from his position as the Company’s president and chief executive officer. The board subsequently elected Mr. Zalatoris to serve as president and chief executive officer. Mr. Zalatoris, in his role as both our president and chief executive officer, is responsible for setting the strategic direction for the Company and for providing the day-to-day leadership of the Company. On January 23, 2024, the board elected Robert D. Parks as a director and chairman of the board to fill the vacancy resulting from the passing of Daniel L. Goodwin. Mr. Parks, as chairman of the board, organizes the work of the board and ensures that the board has access to sufficient information to carry out its functions. Mr. Parks presides over meetings of the board of directors and stockholders, works with the lead independent director to establish the agenda for each meeting and oversees the distribution of information to directors.

Lee A. Daniels currently serves as our lead independent director. Although each board member is kept apprised of our business and developments impacting our business, our board determined to designate a lead independent director to coordinate the activities of the independent directors and serve as the principal liaison between the independent directors and the chairman of the board.

The lead independent director presides at meetings when the chairman of the board is absent; works with the chairman of the board to establish board meeting agendas in collaboration with the chairman of the board and the various committee chairs and recommends matters for the board and committees to consider; advises the chairman of the board as to the quality, quantity and timeliness of the information submitted to the directors that is appropriate for the directors to effectively perform their duties and approves the information submitted to them; calls meetings of the independent directors or calls for executive sessions during board meetings; and presides at meetings of the independent directors or executive sessions of the board. The lead independent director also performs such other responsibilities as the board may determine.

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

Item 11. Executive Compensation

Compensation of Executive Officers

In connection with the Agreement entered into with Mr. Zalatoris, we pay Mr. Zalatoris an annual fee (payable pro rata on a monthly basis) equal to $350,000 per year to compensate him for performing services as our president and chief executive officer. Mr. Zalatoris is not employed by and has no position with IREIC. The rest of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for services rendered to us. The amount we pay Mr. Zalatoris reduces the amount we pay to the Business Manager under the Business Management Agreement on a dollar-for-dollar basis. We do not reimburse either the Business Manager or Real Estate Manager for any compensation paid to individuals who also serve as our executive officers, or the executive officers of the Business Manager, our Real Estate Manager or their respective affiliates; provided that our corporate secretary is not considered an “executive officer.” As a result, historically, we did not have, and our board of directors did not consider, a compensation policy or program for our executive officers and has not previously included a “Compensation Discussion and Analysis,” a report from our board of directors with respect to executive compensation, a non-binding stockholder advisory vote on compensation of executives, a non-binding stockholder advisory vote on the frequency of the stockholder vote on executive compensation or the pay ratio between employees and our principal executive officer. Because of the Agreement entered into with Mr. Zalatoris, our board will now consider these programs or policies and will include a non-binding advisory vote on his compensation as well as an advisory vote on the frequency of the advisory vote on Mr. Zalatoris’ compensation in the future. The fees we pay to the Business Manager and Real Estate Manager under the business management agreement or the real estate management agreement, respectively, are described in more detail under “Certain Relationships and Related Transactions.”

In the future, our board may continue to decide to pay annual compensation or bonuses or long-term compensation awards to one or more persons for services as officers. We also may, from time to time, grant restricted shares of our common stock to one or more of our officers. If we decide to pay our named executive officers in the future, the board of directors will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable to the executive officers with respect to the current or future value of our shares. In addition, the board will include the non-binding stockholder advisory votes on executive compensation and on the frequency of stockholder votes on executive compensation in the relevant proxy statement as required pursuant to Section 14A of the Exchange Act.

Independent Director Compensation

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2023 (Dollar amounts in thousands):

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(2)	Total Compensation
Lee A. Daniels	$79	$24	$—	$—	$—	$3	$106
Stephen L. Davis	$65	$24	$—	$—	$—	$3	$92
Gwen Henry	$78	$24	$—	$—	$—	$3	$105
Bernard J. Michael	$65	$24	$—	$—	$—	$3	$92
(1)
Represents 1,208 restricted shares granted on November 7, 2023 to each director. The number of restricted shares granted was calculated based on the estimated per share NAV as of December 31, 2022.
(2)
Represents the value of distributions received during the year ended December 31, 2023 on all stock awards received through December 31, 2023.

Cash Compensation

We pay our independent directors an annual fee of $50,000 plus $2,000 for each in-person meeting or meeting of the board by video conference and $750 for each meeting of the board by telephone; we also pay our independent directors $1,400 for each in-person meeting or meeting by video conference of each committee of the board and $550 for each meeting of each committee of the board by telephone. We pay the chairperson of the nominating and corporate governance committee of our board an annual fee of $8,500 and the chairperson of the audit committee of our board an annual fee of $13,200. We pay the lead independent director an annual fee of $5,000.

We reimburse all of our directors for any out-of-pocket expenses incurred by them in attending meetings. Each independent director may elect to receive payment of all or a portion of his or her fee in the form of unrestricted shares in lieu of cash pursuant to our employee and director restricted share plan (the “RSP”) and may elect to defer the receipt of all or a portion of his or her fee pursuant to our director deferred compensation plan (the “DDCP”). We do not pay any person that also is an employee of the Business Manager or its affiliates or an executive officer of the Company any fees for serving on the board.

Stock Compensation

On March 21, 2016 the board of directors approved the RSP, which was subsequently approved by the Company’s stockholders at the annual stockholders’ meeting on June 16, 2016. The RSP provides us with the ability to grant awards of restricted shares and restricted share units to directors, officers and employees (if we ever have employees) of us, our affiliate or the Business Manager. Under the RSP, on the date of the annual stockholders’ meeting in 2023, each independent director received an award of restricted shares of common stock having a fair market value as of the date of grant equal to $24,000. Restricted shares and restricted share units issued to independent directors pursuant to these grants vest over a three-year period following the respective date of grant in increments of 33-1/3% per annum, subject to their continued service as directors until each vesting date, and become fully vested earlier upon a liquidity event or upon the termination of a director by reason of his or her death or disability. The total number of common shares granted under the RSP may not exceed 5.0% of our outstanding shares on a fully diluted basis at any time (as such number may be adjusted to reflect any increase or decrease in the number of outstanding shares resulting from a stock split, stock dividend, reverse stock split or similar change in our capitalization).

Other restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or service as a director for any reason other than death or disability or, if applicable, the termination of the business management agreement with the Business Manager. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares have the right to vote such shares and may receive distributions prior to the time that the restrictions on the restricted shares have lapsed. As of December 31, 2023, there were 9,477 unvested restricted shares and no unvested restricted share units outstanding under the RSP.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned by Certain Beneficial Owners and Management

Based on a review of filings with the SEC, the following table reflects the amount of common stock beneficially owned (unless otherwise indicated) by (1) persons that beneficially own more than 5% of the outstanding shares of our common stock; (2) our directors and each nominee for director; (3) our executive officers; and (4) our directors and executive officers as a group. All information is as of March 12, 2024.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Lee A. Daniels, Lead Independent Director(3)	9,752	*
Gwen Henry, Independent Director(4)	8,102	*
Stephen L. Davis, Independent Director(5)	7,745	*
Bernard J. Michael, Independent Director(6)	7,614	*
Robert D. Parks, Director and Chair of the Board(7)	4,000	*
Mitchell A. Sabshon, Former President and Chief Executive Officer(8)	2,654	*
Mark E. Zalatoris, President and Chief Executive Officer	—	*
Catherine L. Lynch, Chief Financial Officer(9)	957	*
Judith Fu, Vice President(10)	642	*
Cathleen M. Hrtanek, Secretary(11)	222	*
Daniel Zatloukal, Senior Vice President	—	*
All officers and directors as a group (11 persons)	41,688	*
____________

* Less than 1%

(1)
The business address of each person listed in the table is c/o Inland Real Estate Income Trust, Inc., 2901 Butterfield Road, Oak Brook, Illinois 60523.
(2)
All fractional ownership amounts have been rounded to the nearest whole number.
(3)
Includes 2,369 unvested restricted shares. Mr. Daniels has sole voting and investment power over all of the shares that he beneficially owns.
(4)
Includes 2,369 unvested restricted shares. Ms. Henry shares voting and investment power with her husband over all of the shares that they own.
(5)
Includes 2,369 unvested restricted shares. Mr. Davis has sole voting and investment power over all of the shares that he beneficially owns.
(6)
Includes 2,369 unvested restricted shares. Mr. Michael has sole voting and investment power over all of the shares that he beneficially owns.
(7)
Mr. Parks shares voting and investment power with his wife over all of the shares that they own.
(8)
Mr. Sabshon has sole voting and investment power over all of the shares that he beneficially owns.
(9)
Ms. Lynch shares voting and dispositive power with her husband over all of the shares that they own.
(10)
Ms. Fu has sole voting and investment power over all shares that she beneficially owns.
(11)
Ms. Hrtanek has sole voting and investment power over all of the shares that she beneficially owns.

Securities Authorized for Issuance under the RSP

The following table sets forth information regarding securities authorized for issuance under the RSP as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	1,780,741
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	1,780,741

Item 13. Certain Relationships and Related Transactions, and Director Independence

Set forth below is a summary of the material transactions between the Company and various affiliates of IREIC, including the Business Manager and Real Estate Manager, that have occurred since January 1, 2023, or are currently proposed. IREIC is an indirect wholly-owned subsidiary of The Inland Group LLC. Please see the biographical information of our directors and executive officers elsewhere in this Annual Report for information regarding their relationships to Inland, including IREIC and The Inland Group LLC.

Business Management Agreement through March 31, 2023

We entered into a Second Amended and Restated Business Management Agreement on October 15, 2021 (the “Second Business Management Agreement”), with IREIT Business Manager & Advisor Inc., which serves as the Business Manager with responsibility for overseeing and managing our day-to-day operations. This agreement is described in this section of the Annual Report and was effective until April 1, 2023, whereupon a Third Amended and Restated Business Management Agreement entered into on March 23, 2023, took effect.

Subject to satisfying the criteria described below, we paid the Business Manager an annual business management fee equal to 0.65% of our “average invested assets,” payable quarterly in an amount equal to 0.1625% of our average invested assets as of the last day of the immediately preceding quarter; provided that the Business Manager may decide, in its sole discretion, to be paid an amount less than the total amount to which it is entitled in any particular quarter, and the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or deferred or accrued, without interest, to be paid at a later point in time.

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

If the business management agreement had been terminated, including in connection with the internalization of the functions performed by the Business Manager, the obligation to pay this business management fee would have terminated.

Upon a “triggering event,” we will pay the Business Manager a subordinated incentive fee equal to 10% of the amount by which (1) the “liquidity amount” (as defined below) exceeds (2) the “aggregate invested capital,” plus the total distributions required to be paid to our stockholders in order to pay them a 7% per annum cumulative, pre-tax non-compounded return on the aggregate invested capital, all measured as of the triggering event. If we have not satisfied this return threshold at the time of the applicable triggering event, the fee will be paid at the time of any future triggering event, provided that we have satisfied the return requirements. We did not experience a “triggering event,” and thus did not incur a subordinated incentive fee, during the year ended December 31, 2023.

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

Business Management Agreement through February 1, 2024

(Note: capitalized terms used below but not defined in this Annual Report have the definitions ascribed to them in the applicable business management agreement, each of which is filed with our Annual Report as exhibits 10.1 and 10.23, respectively)

On March 23, 2023, we entered into a Third Amended and Restated Business Management Agreement (the “Third Business Management Agreement”) with the Business Manager effective April 1, 2023, which amended and restated the Second Business Management Agreement to make the following changes, among others:

•
decreased the annual business management fee (the “Business Management Fee”) payable to the Business Manager by the Company from 0.65% of Average Invested Assets to 0.55% of Average Invested Assets;
•
changed the termination date of the agreement to March 31, 2027, and removed the provisions regarding one year renewal terms;
•
deleted the provision, formerly included to conform to provisions in the Company’s Third Articles of Amendment and Restatement, which has since been amended and restated, requiring the Business Manager to reimburse the Company, subject to certain exceptions, for any amount by which the Total Operating Expenses (including the Business Management Fee and other fees payable hereunder) of the Company for the Fiscal Year just ended exceeded the greater of (i) two percent (2%) of the total of the Average Invested Assets for the just ended Fiscal Year; or (ii) twenty-five percent (25%) of the Net Income for the just ended Fiscal Year; and
•
amended the indemnification section to remove certain conditions to, and limitations on, the Company’s ability to indemnify the Business Manager and the Business Manager’s officers, directors, employees and agents, which conditions and limitations were formerly included to conform to provisions in the Company’s Third Articles of Amendment and Restatement that has since been amended and restated, and to provide that indemnification will be provided to the full extent permitted by law.

The above description is qualified by reference to the Third Business Management Agreement in its entirety, a copy of which is included with our Annual Report as exhibit 10.23.

Business Management Agreement effective February 1, 2024

On January 19, 2024, we entered into the Fourth Amended and Restated Business Management Agreement (the “Fourth Business Management Agreement”) with the Business Manager effective February 1, 2024, to, among other things, provide the Company with the authority to engage a person not affiliated with or employed by the Business Manager to serve as president and chief executive officer of the Company and to reduce the business management fee payable to the Business Manager by the amount of any payment made to any third-party person as compensation for service as the Company’s president and chief executive officer. In connection with the Agreement entered into with Mr. Zalatoris, the Business Management Fee will be reduced by the amount of any payments made to Mr. Zalatoris under the Agreement. The foregoing description is qualified by reference to the Fourth Business Management Agreement in its entirety, a copy of which is included with our Annual Report as exhibit 10.24.

For the year ended December 31, 2023, the Business Manager was entitled to a business management fee of approximately $9.6 million, of which approximately $2.3 million remained unpaid as of December 31, 2023.

Real Estate Management Agreement

We have entered into a real estate management agreement with our Real Estate Manager under which our Real Estate Manager and its affiliates manage or oversee each of our real properties. For each property that is managed directly by our Real Estate Manager or its affiliates, we pay the Real Estate Manager a monthly management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other type of property. The Real Estate Manager determines, in its sole discretion, the amount of the management fee payable in connection with a particular property, subject to these limits. For each property that is managed directly by the Real Estate Manager or its affiliates, we pay the Real Estate Manager a separate leasing fee based upon prevailing market rates applicable to the geographic market of that property. If we engage our Real Estate Manager to provide construction management services for a property, we also pay a separate construction management fee based upon prevailing market rates applicable to the geographic market of that property. We also reimburse our Real Estate Manager and its affiliates for property-level expenses that they pay or incur on our behalf, including the salaries, bonuses and benefits of persons performing services for our Real Estate Manager and its affiliates (excluding the executive officers of our Real Estate Manager). For the year ended December 31, 2023, we incurred real estate management fees, construction management fees and leasing fees in an aggregate amount equal to approximately $8.6 million, of which approximately $0.2 million remained unpaid as of December 31, 2023.

Other Fees and Expense Reimbursements

We reimburse the Business Manager, Real Estate Manager and entities affiliated with each of them, such as Inland Real Estate Acquisitions, LLC (“IREA”), Inland Institutional Capital, LLC and their respective affiliates, as well as third parties, for any investment-related expenses they pay in connection with selecting, evaluating or acquiring any investment in real estate assets, regardless of whether we acquire a particular real estate asset. Examples of reimbursable expenses include but are not limited to legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party broker or finder’s fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs. We do not reimburse acquisition expenses in connection with an investment in marketable securities, except that we may reimburse expenses incurred on our behalf and payable to a third party, such as third-party brokerage commissions. For the year ended December 31, 2023, we incurred no acquisition expenses.

We reimburse IREIC, the Business Manager and their respective affiliates, including the service providers, for any expenses that they pay or incur on our behalf in providing services to us, including all expenses and the costs of salaries and benefits of persons performing services for these entities on our behalf (except for the salaries and benefits of persons who also serve as one of our executive officers or as an executive officer of the Business Manager or its affiliates) and expenses ultimately paid to third parties. Expenses include, but are not limited to: expenses incurred in connection with any sale of assets or any contribution of assets to a joint venture; expenses incurred in connection with any liquidity event; taxes and assessments on income or real property and taxes; premiums and other associated fees for insurance policies including director and officer liability insurance; expenses associated with investor communications including the cost of preparing, printing and mailing annual reports, proxy statements and other reports required by governmental entities; administrative service expenses charged to, or for the benefit of, us by third parties; audit, accounting and legal fees charged to, or for the benefit of, us by third parties; transfer agent and registrar’s fees and charges paid to third parties; and expenses relating to any offices or office facilities maintained solely for our benefit that are separate and distinct from our executive offices. During the year ended December 31, 2023, IREIC, the Business Manager and their respective affiliates incurred on our behalf approximately $1.7 million of these expenses, of which approximately $0.3 million had not been reimbursed by us as of December 31, 2023.

For more information on the related party transactions, including the fees paid to related parties, see “Note 12 – Transactions with Related Parties” in the notes to consolidated financial statements in Part IV Item 15.

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

Director Independence

Our business is managed under the direction and oversight of our board. The members of our board are Lee A. Daniels, Stephen L. Davis, Robert D. Parks, Gwen Henry, Bernard J. Michael and Mark E. Zalatoris.

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

Item 14. Principal Accountant Fees and Services

Fees to Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2023 and 2022, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2023 and 2022 respectively (Dollar amounts in thousands).

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit fees(1)	$697	$769
Audit-related fees	—	—
Tax fees(2)	129	109
All other fees	—	—
Total	$826	$878
____________
(1)
Audit fees consist of fees incurred for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q.
(2)
Tax fees are comprised of tax compliance and tax consulting fees incurred and billed during the respective years.

Approval of Services and Fees

Our audit committee has reviewed and approved all of the fees charged by KPMG, and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2023 and 2022, respectively, were consistent with maintaining KPMG’s independence. Accordingly, the audit committee has approved all of the services provided by KPMG. As a matter of policy, the Company will not engage its primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. The Company also follows limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

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

(2)
Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2023 is submitted herewith.

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

3.1

Third Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2022 (file number 000-55146))

3.2

Articles Supplementary relating to the Company’s election to be subject to Section 3-803 of the MGCL (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 28, 2022 (file number 000-55146))

3.3

Fourth Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 6, 2023 (file number 000-55146))

4.1

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 9, 2015 (file number 000-55146))

4.2

Fifth Amended and Restated Share Repurchase Program effective December 27, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2023 (file number 000-55146))

4.3

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 23, 2023 (file number 000-55146))

10.1

Second Amended and Restated Business Management Agreement, dated as of October 15, 2021, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 16, 2022 (file number 000-55146))

10.2

Master Real Estate Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and Inland National Real Estate Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.3

Assignment and Assumption of Master Management Agreement, effective January 1, 2016, by and between Inland National Real Estate Services, LLC and Inland Commercial Real Estate Services LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2016 (file number 000-55146))

10.4

Investment Advisory Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc., IREIT Business Manager & Advisor, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.5

License Agreement, by and between The Inland Real Estate Group, Inc. and Inland Real Estate Income Trust, Inc., effective as of August 24, 2011 (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 25, 2012 (file number 333-176775))

10.6

Loan Agreement, dated December 3, 2015, by and between IREIT Pittsburgh Settlers Ridge, L.L.C. and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.7

Promissory Note, dated December 3, 2015, issued by IREIT Pittsburgh Settlers Ridge, L.L.C. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.8

Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.9

Assignment of Leases, effective December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.10

Guaranty of Recourse Obligations, dated December 3, 2015, by Inland Real Estate Income Trust, Inc. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.11

Unsecured Indemnity Agreement, dated December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. and Inland Real Estate Income Trust, Inc. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.12

Employee and Director Restricted Share Plan of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 17, 2016 (file number 000-55146))

10.13

Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.14

Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.15

Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2018 (file number 000-55146))

10.16

Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2018 (file number 000-55146))

10.17

Inland Real Estate Income Trust, Inc. Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.18

Form of Deferred Compensation Election – Eligible Cash Compensation (incorporated by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.19

Form of Deferred Compensation Election – Eligible Stock Compensation (incorporated by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.20

Second Amended and Restated Credit Agreement, dated as of February 3, 2022, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 9, 2022 (file number 000-55146))

10.21

Subsidiary Guaranty, dated as of February 3, 2022, by certain subsidiaries of Inland Real Estate Income Trust, Inc. parties thereto for the benefit of KeyBank National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 9, 2022 (file number 000-55146))

10.22

Notes, dated February 3, 2022, by Inland Real Estate Income Trust, Inc. for the benefit of Lenders under the Second Amended and Restate Credit Agreement, dated as of February 3, 2022, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders parties thereto (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 16, 2022 (file number 000-55146))

10.23

Third Amended and Restated Business Management Agreement, effective April 1, 2023, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 23, 2023 (file number 000-55146))

10.24

Fourth Amended and Restated Business Management Agreement, effective February 1, 2024, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 19, 2024 (file number 000-55146))

10.25

Agreement, dated as of January 19, 2024, by and between Inland Real Estate Income Trust, Inc. and Mark E. Zalatoris (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 19, 2024 (file number 000-55146))

14.1

Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2013 (file number 000-55146))

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

99.1

Form of Letter to Stockholders (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2023 (file number 000-55146))

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Inline XBRL Taxonomy Extension Schema Document

* Filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

By:	/s/ Mark E. Zalatoris
Name:	Mark E. Zalatoris
President and Chief Executive Officer
Date:	March 13, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Robert D. Parks	Director and Chairman of the Board	March 13, 2024
Name:	Robert D. Parks

By:	/s/ Mark E. Zalatoris	Director, President and Chief Executive Officer (principal executive officer)	March 13, 2024
Name:	Mark E. Zalatoris

By:	/s/ Catherine L. Lynch	Chief Financial Officer and Treasurer	March 13, 2024
Name:	Catherine L. Lynch	(principal financial officer)

By:	/s/ Lee A. Daniels	Director	March 13, 2024
Name:	Lee A. Daniels

By:	/s/ Stephen Davis	Director	March 13, 2024
Name:	Stephen Davis

By:	/s/ Gwen Henry	Director	March 13, 2024
Name:	Gwen Henry

By:	/s/ Bernard J. Michael	Director	March 13, 2024
Name:	Bernard J. Michael

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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Inland Real Estate Income Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inland Real Estate Income Trust, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Identification of impairment triggering events for its investment properties held and used

The Company assesses the carrying values of its respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As discussed in Note 2 to the consolidated financial statements, recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review its assets for recoverability, the Company considers current market conditions, as well as its intent with respect to the holding or disposing of the asset. Investment properties held and used, net as of December 31, 2023 was $1.205 billion or 90% of total assets.

We identified the Company’s identification of events or changes in circumstances that indicate the carrying value of investment properties held and used may not be recoverable as a critical audit matter. Subjective and challenging auditor judgement, as well as knowledge and experience in the industry, was required to evaluate the Company’s identification of indicators of potential impairment. In particular, as part of its evaluation of indicators of potential impairment for investment properties held and used, judgements include 1) the likelihood that an asset will be sold before the end of its previously estimated holding period and 2) changes in market conditions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s consideration of certain individual real estate properties for potential impairment indicators by:

▪
Inquiring of Company officials and inspecting meeting minutes of the board of directors to evaluate the likelihood that a property will be sold before the end of its previously estimated useful life.
▪
Inquiring and obtaining representation from the Company regarding the status and evaluation of any potential disposal of properties. We corroborated that information with others in the organization who are responsible for, and have authority over, disposition activities.
▪
Examining the Company’s analysis of internal financial information for indications of a decrease in the fair value of the Company’s properties resulting from continued decline in operating performance of the Company’s properties.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Chicago, Illinois

March 13, 2024

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Assets:
Investment properties held and used:
Land	$330,456	$330,456
Building and other improvements	1,209,740	1,198,309
Total	1,540,196	1,528,765
Less accumulated depreciation	(335,700)	(288,863)
Net investment properties held and used	1,204,496	1,239,902
Cash and cash equivalents	5,975	4,857
Restricted cash	479	477
Accounts and rent receivable	23,645	20,114
Acquired lease intangible assets, net	61,827	76,961
Operating lease right-of-use asset, net	13,745	14,153
Other assets	33,873	42,774
Total assets	$1,344,040	$1,399,238

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$843,890	$852,345
Accounts payable and accrued expenses	11,182	10,265
Operating lease liability	24,992	24,716
Distributions payable	4,905	4,907
Acquired intangible liabilities, net	37,420	43,339
Due to related parties	2,796	4,034
Other liabilities	10,500	8,574
Total liabilities	935,685	948,180

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,163,852 and 36,184,058 shares issued and outstanding as of December 31, 2023 and 2022, respectively	36	36
Additional paid in capital	816,047	814,949
Accumulated distributions and net loss	(432,854)	(398,097)
Accumulated other comprehensive income	25,126	34,170
Total stockholders’ equity	408,355	451,058
Total liabilities and stockholders’ equity	$1,344,040	$1,399,238

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands, except per share amounts)

For the years ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Income:
Rental income	$149,636	$133,432	$118,957
Other property income	336	214	183
Total income	149,972	133,646	119,140

Expenses:
Property operating expenses	30,088	25,073	21,649
Real estate tax expense	18,362	17,210	14,388
General and administrative expenses	5,237	5,400	4,784
Business management fee	9,632	10,212	8,950
Depreciation and amortization	59,542	55,319	48,906
Total expenses	122,861	113,214	98,677

Other Income (Expense):
Interest expense	(42,451)	(33,069)	(23,240)
Interest and other income	217	19	274
Net loss	$(15,123)	$(12,618)	$(2,503)

Net loss per common share, basic and diluted	$(0.42)	$(0.35)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	36,196,672	36,134,801	36,031,088

Comprehensive income (loss):
Net loss	$(15,123)	$(12,618)	$(2,503)
Unrealized gain on derivatives	6,934	40,902	2,445
Reclassification adjustment for amounts included in net loss	(15,978)	737	7,654
Comprehensive (loss) income	$(24,167)	$29,021	$7,596

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollar amounts in thousands, except per share amounts)

For the years ended December 31, 2023, 2022 and 2021

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	36,022,368	$36	$810,210	$(348,719)	$(17,568)	$443,959

Distributions declared ($0.406800 per share)	—	—	—	(14,655)	—	(14,655)
Proceeds from distribution reinvestment plan	207,373	—	3,749	—	—	3,749
Shares repurchased	(192,023)	—	(2,777)	—	—	(2,777)
Unrealized gain on derivatives	—	—	—	—	2,445	2,445
Reclassification adjustment for amounts included in net loss	—	—	—	—	7,654	7,654
Equity based compensation	3,210	—	51	—	—	51
Net loss	—	—	—	(2,503)	—	(2,503)
Balance at December 31, 2021	36,040,928	36	811,233	(365,877)	(7,469)	437,923

Distributions declared ($0.542400 per share)	—	—	—	(19,602)	—	(19,602)
Proceeds from distribution reinvestment plan	371,457	—	7,287	—	—	7,287
Shares repurchased	(232,273)	—	(3,645)	—	—	(3,645)
Unrealized gain on derivatives	—	—	—	—	40,902	40,902
Reclassification adjustment for amounts included in net loss	—	—	—	—	737	737
Equity based compensation	3,946	—	74	—	—	74
Net loss	—	—	—	(12,618)	—	(12,618)
Balance at December 31, 2022	36,184,058	36	814,949	(398,097)	34,170	451,058

Distributions declared ($0.542400 per share)	—	—	—	(19,634)	—	(19,634)
Proceeds from distribution reinvestment plan	349,804	—	6,976	—	—	6,976
Shares repurchased	(374,539)	—	(5,966)	—	—	(5,966)
Unrealized gain on derivatives	—	—	—	—	6,934	6,934
Reclassification adjustment for amounts included in net loss	—	—	—	—	(15,978)	(15,978)
Equity based compensation	4,529	—	88	—	—	88
Net loss	—	—	—	(15,123)	—	(15,123)
Balance at December 31, 2023	36,163,852	$36	$816,047	$(432,854)	$25,126	$408,355

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

For the years ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Cash flows from operating activities:
Net loss	$(15,123)	$(12,618)	$(2,503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,542	55,319	48,906
Amortization of debt issuance costs and mortgage premiums, net	1,219	2,966	898
Amortization of acquired market leases, net	(2,323)	(818)	(773)
Amortization of equity based compensation	88	74	51
Reduction in the carrying amount of the right-of-use asset	408	417	443
Straight-line income, net	(1,091)	(705)	(442)
Other non-cash adjustments	184	122	103
Changes in assets and liabilities:
Accounts payable and accrued expenses	957	721	112
Accounts and rent receivable	(2,440)	(849)	3,733
Other assets	(2,477)	(3,697)	(983)
Due to related parties	(1,267)	1,452	(2,807)
Operating lease liability	276	320	361
Other liabilities	1,448	2,083	1,051
Net cash flows provided by operating activities	39,401	44,787	48,150

Cash flows from investing activities:
Purchase of investment properties	—	(277,880)	—
Capital expenditures	(10,351)	(12,404)	(5,883)
Other assets	—	(221)	—
Net cash flows used in investing activities	(10,351)	(290,505)	(5,883)

Cash flows from financing activities:
Payment of credit facility	(12,576)	(24,444)	(8,097)
Proceeds from credit facility	44,576	422,444	72,097
Payment of mortgages payable	(41,674)	(138,250)	(98,074)
Proceeds from the distribution reinvestment plan	6,976	7,287	3,749
Shares repurchased	(5,966)	(3,645)	(2,777)
Distributions paid	(19,636)	(19,583)	(9,767)
Payment of debt issuance costs	—	(5,913)	—
Early termination of interest rate swap agreements, net	370	(227)	—
Net cash flows (used in) provided by financing activities	(27,930)	237,669	(42,869)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,120	(8,049)	(602)
Cash, cash equivalents and restricted cash, at beginning of the year	5,334	13,383	13,985
Cash, cash equivalents and restricted cash, at end of the year	$6,454	$5,334	$13,383

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollar amounts in thousands)

For the years ended December 31, 2023, 2022 and 2021

Supplemental disclosure of cash flow information:	2023	2022	2021
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:
Land	$—	$62,510	$—
Building and improvements	—	192,722	—
Acquired lease intangible assets	—	33,285	—
Acquired intangible liabilities	—	(9,654)	—
Assumed liabilities, net	—	(983)	—
Purchase of investment properties	$—	$277,880	$—

Cash paid for interest, net of amounts capitalized	$40,397	$27,421	$22,456

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$1,080	$253	$199

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

The Company has no employees. The Company is managed by IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), pursuant to a Business Management Agreement with the Business Manager. The Company has entered into an agreement with Mark Zalatoris (the “Agreement”) to, among other things, compensate him for performing services as the Company’s president and chief executive officer. In connection with entering into the Agreement, the Company entered into the Fourth Amended and Restated Business Management Agreement (the “Fourth Business Management Agreement”) with the Business Manager to, among other things, provide the Company with the authority to engage a person not affiliated with or employed by the Business Manager to serve as president and chief executive officer of the Company and to reduce the business management fee payable to the Business Manager by the amount of any payments made to Mr. Zalatoris under the Agreement. Mr. Zalatoris is not an employee of the Company and is not an officer or director of the Business Manager but has the authority under the Agreement and the Business Management Agreement to direct the day-to day operations of the Business Manager.

The Business Management Agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all acquisition and disposition fees. On March 23, 2023, the Company entered into a Third Amended and Restated Business Management Agreement (the “Third Business Management Agreement”) with the Business Manager effective April 1, 2023, which amended and restated the Business Management Agreement. On January 19, 2024, the Company entered into the Fourth Business Management Agreement, as described above, with the Business Manager effective February 1, 2024. See Note 12 - “Transactions with related parties” for a summary of the changes made in the Third Business Management Agreement and the Fourth Business Management Agreement.

On February 11, 2019, the Company’s board of directors approved a strategic plan with the goals of providing future liquidity to investors and creating long-term stockholder value. The strategic plan centers around owning a portfolio of grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, the Company's management team continually evaluates possibilities for the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. As part of this strategy, on May 17, 2022, the Company purchased a portfolio of eight properties from certain subsidiaries of Inland Retail Property Fund, LP as described in Note 4 – “Acquisitions.” Seven of the eight properties are grocery-anchored.

In connection with the strategic plan, the Company’s share repurchase program (as amended, the “SRP”) was amended and restated, effective March 21, 2019, and the Business Management Agreement with the Business Manager was amended and restated on February 11, 2019 to, among other things, eliminate all future acquisition and disposition fees. On March 3, 2020, the Company’s SRP was amended and restated (the “Third SRP”), which became effective on April 10, 2020, as further described below in Note 3 – “Equity”. The board of directors considered the Company’s strategic initiatives and believed that the change in the Third SRP that lowered the price paid for “Exceptional Repurchases” would permit the Company to preserve and deploy capital and help to position the Company to achieve its objective of maximizing stockholder value over the long term. The strategic plan may further evolve or change over time. Although the Company is not actively pursuing any new acquisitions as of the date of this annual report, if the Company were to have the requisite capital and financing available to it, it may opportunistically acquire retail properties that management believes complement its existing portfolio in terms of relevant characteristics such as tenant mix, demographics and geography and are consistent with the Company's plan to own a portfolio substantially all of which is comprised of grocery-anchored or shadow-anchored properties. Management may also consider other transactions, such as redeveloping certain properties or portions of certain properties, for example, big-box spaces, to repurpose them for alternative commercial or multifamily residential uses. The timing of the completion of the strategic plan has already extended beyond the management's original expectations and cannot be predicted with certainty. There is no assurance the Company will be able to successfully implement its strategic plan, for example by making strategic sales or purchases of properties or listing the Company’s common stock, within any timeframe the Company might prefer or at all.

On March 5, 2024, as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on the same date, the Company announced that the Company’s board of directors unanimously approved: (i) an estimated per share net asset value (the

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

“Estimated Per Share NAV”) as of December 31, 2023; (ii) the same per share purchase price for shares issued under the Company’s distribution reinvestment plan (as amended, the “DRP”) until the Company announces a new Estimated Per Share NAV, and (iii) that, in accordance with the SRP, beginning with repurchases in April 2024 and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases and “exceptional repurchases” will be repurchased at 80% of the Estimated Per Share NAV.

Due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, such as debt payments, the Company’s board of directors had suspended distributions, rescinded the first quarter distribution that was previously declared and suspended the Company’s DRP effective June 6, 2020 and SRP effective June 26, 2020. On June 29, 2021, the Company announced the reinstatement, and lifting of the suspension, of its DRP effective July 22, 2021. The Company also announced the reinstatement and lifting of the suspension of its SRP and its adoption of the fourth amendment and restatement of the SRP, with the first repurchase having occurred on August 16, 2021. See Note 3 – “Equity” for additional details.

On November 7, 2023, the Company’s board of directors authorized and approved the Fifth Amended and Restated Share Repurchase Program (the “Fifth SRP”), which became effective on December 27, 2023. See Note 3 – “Equity” for additional details.

At December 31, 2023, the Company owned 52 retail properties, totaling 7.2 million square feet. The properties are located in 24 states. At December 31, 2023, the portfolio had a physical occupancy of 91.6% and economic occupancy of 92.0%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The consolidated financial statements have been prepared in accordance with GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. In the opinion of management, all adjustments necessary for a fair statement, in all material respects, of the financial position and results of operations for the periods are presented. Actual results could differ from those estimates. Information with respect to square footage, number of properties and occupancy is unaudited.

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

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

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

Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase price unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The Company’s policy is to record earnout components when estimable and probable. At December 31, 2023, there is no earnout liability outstanding.

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

During the years ended December 31, 2023, 2022 and 2021 the Company did not record any impairment charges.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	December 31,
	2023	2022
Cash and cash equivalents	$5,975	$4,857
Restricted cash	479	477
Total cash, cash equivalents, and restricted cash	$6,454	$5,334

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

December 31, 2023

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

Depreciation expense was $46,837, $43,331 and $37,806 for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization of leasing fees were $1,167, $876, and $731 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

The Company has elected to apply the hedge accounting expedients in FASB ASU 2020-04, Reference Rate Reform (Topic 848) related to probability and the assessments of the effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.

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

Equity-Based Compensation

The Company has restricted shares outstanding at December 31, 2023 and 2022. The Company recognizes expense related to the fair value of equity-based compensation awards as general and administrative expense on the consolidated statements of operations and comprehensive income (loss). The Company primarily recognizes expense based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period and adjusts expense for forfeitures as they occur. See Note 7 – “Equity-Based Compensation” for further information.

Accounting Pronouncements Recently Issued but Not Yet Effective

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, early adoption is permitted. The amendments should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company is currently evaluating the impact of ASU 2023-07 on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-07 is effective for

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on the Company’s consolidated financial statements.

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. On March 4, 2024, the Company’s board of directors determined an Estimated Per Share NAV of the Company’s common stock as of December 31, 2023. The previously estimated per share NAV of the Company’s common stock as of December 31, 2022 was established on March 2, 2023.

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

Distributions reinvested through the DRP were $6,976, $7,287 and $3,749 for the years ended December 31, 2023, 2022 and 2021, respectively. The DRP was suspended during the first half of 2021 as discussed in Note 1 – “Organization.”

Share Repurchase Program

The Company adopted a share repurchase program (as amended, “SRP”) effective October 18, 2012, under which the Company is authorized to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who have held their shares for at least one year. Purchases are in the Company’s sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), as defined in the SRP, the one year holding period does not apply. The SRP was amended and restated effective January 1, 2018 to change the processing of repurchase requests from a monthly to a quarterly basis to align with the move to quarterly distributions. On February 11, 2019, the Company’s board of directors adopted a second amended and restated SRP, effective March 21, 2019. On March 3, 2020 the Company’s board of directors adopted the Third SRP. On June 29, 2021, the Company’s board of directors adopted the Fourth Amended and Restated Share Repurchase Program (the “Fourth SRP”), which became effective August 12, 2021.

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

On November 7, 2023, the Company’s board of directors authorized and approved the Fifth SRP, which became effective on December 27, 2023. Under the revised program, the requirement that funding for share repurchases be limited to a percentage of the net proceeds received by the Company from the issuance of shares of common stock under its DRP has been eliminated. The board of directors will have discretion to establish the proceeds available to fund repurchases each quarter and may use proceeds from all sources available to the Company, in the board of directors’ sole discretion. The board of directors will, however, continue to have discretion to determine

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

the amount of repurchases, if any, to be made each quarter based on its evaluation of the Company’s business, cash needs and any other requirements of applicable law.

Repurchases through the SRP were $5,966, $3,645 and $2,777 for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023 and 2022, there was no liability related to the SRP. See Note 1 – “Organization” for further discussion on the suspension during 2020 and resumption during 2021 of the SRP.

NOTE 4 – ACQUISITIONS

2023 Acquisitions

The Company did not acquire any properties during the year ended December 31, 2023.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Intangible assets:
Acquired in-place lease value	$183,305	$183,305
Acquired above market lease value	52,640	52,640
Accumulated amortization	(174,118)	(158,984)
Acquired lease intangibles, net	$61,827	$76,961
Intangible liabilities:
Acquired below market lease value	$79,914	$79,914
Accumulated amortization	(42,494)	(36,575)
Acquired below market lease intangibles, net	$37,420	$43,339

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

Amortization pertaining to acquired in-place lease value, above market ground lease, above market lease value and below market lease value is summarized below:

Amortization recorded as amortization expense:	2023	2022	2021
Acquired in-place lease value	$11,538	$11,112	$10,369
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(3,596)	$(3,415)	$(2,966)
Acquired below market leases	5,919	4,233	3,739
Net rental income increase	$2,323	$818	$773

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2023 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2024	$9,103	$3,311	$3,300
2025	6,741	2,929	3,065
2026	5,017	2,503	2,926
2027	3,609	1,858	2,724
2028	2,909	1,612	2,587
Thereafter	13,699	8,536	22,818
Total	$41,078	$20,749	$37,420

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of December 31, 2023 and 2022, the Company had the following mortgages and credit facility payable:

	December 31, 2023		December 31, 2022
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$112,019	3.84%	$112,345	3.84%
Variable rate mortgages payable with swap agreements	26,000	4.55%	67,348	3.71%
Mortgages payable	$138,019	3.97%	$179,693	3.79%
Credit facility payable	709,000	4.95%	677,000	4.56%
Total debt before unamortized debt issuance costs including impact of interest rate swaps	$847,019	4.79%	$856,693	4.40%
(Less): Unamortized debt issuance costs	(3,129)		(4,348)
Total debt	$843,890		$852,345

The Company’s indebtedness bore interest at a weighted average interest rate of 4.79% per annum at December 31, 2023, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding unamortized debt issuance costs was $847,019 and $856,693 as of December 31, 2023 and 2022, respectively, and its estimated fair value was $841,313 and $847,652 as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, scheduled principal payments and maturities on the Company’s debt were as follows:

	December 31, 2023
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2024	$341	$—	$—	$341
2025	295	92,656	—	92,951
2026	—	44,727	134,000	178,727
2027	—	—	575,000	575,000
2028	—	—	—	—
Thereafter	—	—	—	—
Total	$636	$137,383	$709,000	$847,019

Credit Facility Payable

On February 3, 2022, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”) with KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders from time to time parties to the Credit Agreement (the “Credit Facility”). Pursuant to the Credit Agreement, the aggregate total commitments under the Credit Facility were increased from $350,000 to $475,000. The Company’s Credit Facility consists of the “Revolving Credit Facility” providing revolving credit commitments in an aggregate amount of $200,000 and a term loan facility (the term loans funded under such commitments, the “Term Loan”) providing term loan commitments in an aggregate amount of $275,000 (increased from $150,000). On May 17, 2022, the Company entered into a First Amendment to Credit Agreement Regarding Incremental Term Loans (the “First Amendment”), amending the terms of the Credit Agreement primarily to draw an additional $300,000 to fund the IRPF Transaction discussed in “Note 4 – Acquisitions.” The Credit

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

Agreement provides the Company with the ability from time to time to increase the size of the Credit Facility up to a total of $1,200,000, subject to certain conditions.

At December 31, 2023, the Company had $134,000 outstanding under the Revolving Credit Facility and $575,000 outstanding under the Term Loan. At December 31, 2023 the interest rates on the Revolving Credit Facility and the Term Loan were 7.36% and 4.39%, respectively. The Revolving Credit Facility matures on February 3, 2026, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions. The Term Loan matures on February 3, 2027. As of December 31, 2023 the Company had a maximum amount of $66,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available. Although all of the amount available under the Revolving Credit Facility is available to pay off existing mortgages, due to the covenant limitations, the Company expects to have substantially less than all $66,000 available to draw or otherwise undertake as additional debt as a result of, among other things, completing the aforementioned IRPF Transaction and increasing the amount of the Term Loan.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. At December 31, 2023, there were 47 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of December 31, 2023, the Company is in compliance with all financial covenants related to the Credit Facility as amended.

Mortgages Payable

The mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2023, the Company was current on all of its debt service payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of December 31, 2023, the weighted average years to maturity for the Company’s mortgages payable was 2.0 years. There are no mortgage loans maturing in the next twelve months.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating SOFR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap. See Note 14 – “Fair Value Measurements” for further information.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

The following table summarizes the Company’s interest rate swap contracts outstanding as of December 31, 2023.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value at December 31, 2023
Assets
December 5, 2022	December 1, 2022	January 1, 2026	One-month Term SOFR	2.25%	$26,000	$882
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.69%	90,000	5,219
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.85%	100,000	5,328
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.72%	85,000	4,872
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	1,694
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	1,695
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	75,000	2,122
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.77%	55,000	1,473
					$551,000	$23,285

(a)
At December 31, 2023, the one-month term SOFR was 5.35%.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	2023	2022	2021
Effective portion of derivatives	$6,934	$40,902	$2,445
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(15,978)	$737	$7,654

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $42,451, $33,069 and $23,240 for the years ended December 31, 2023, 2022 and 2021, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income (loss) is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income into income (loss) in the next 12 months is $13,828.

NOTE 7 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. On November 7, 2023, the Company issued 4,834 restricted shares to its independent directors pursuant to the automatic grant provisions of the RSP, which become vested in equal installments of 33-1/3% on each of the first three anniversaries of November 7, 2023, subject to certain exceptions. In accordance with the RSP, restricted shares were issued to non-employee directors as compensation. Each restricted share and restricted share unit entitles the holder to receive one common share when it vests. Restricted shares and restricted share units are included in common stock outstanding on the date of the vesting. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $88, $74 and $51 in the aggregate, for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company had $127 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

restricted shares will be recognized is 1.70 years. The total fair value at the vesting date for restricted shares and restricted share units that vested during the years ended December 31, 2023, 2022 and 2021 was $90, $80 and $58, respectively.

A summary of the Company’s restricted share and restricted share unit activity during the years ended December 31, 2023, 2022 and 2021 is as follows:

	Restricted Shares	Restricted Share Units
Outstanding at December 31, 2020	6,457	683
Granted (at grant date fair value of $18.08 per share)	4,425	4
Vested	(2,774)	(435)
Outstanding at December 31, 2021	8,108	252
Granted (at grant date fair value of $20.20 per share)	4,752	4
Vested	(3,688)	(256)
Outstanding at December 31, 2022	9,172	—
Granted (at grant date fair value of $19.86 per share)	4,834	—
Vested	(4,529)	—
Outstanding at December 31, 2023	9,477	—

NOTE 8 – INCOME TAX AND DISTRIBUTIONS

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, for federal income tax purposes. In order to maintain the Company’s status as a REIT, the Company must annually distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to its stockholders. For the years ended December 31, 2023, 2022 and 2021, the Company’s REIT taxable (loss) income was $(3,960) (unaudited), $67 (unaudited) and $4,154 (unaudited), respectively.

The Company had no uncertain tax positions as of December 31, 2023 or 2022. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2023. The Company had no interest or penalties relating to income taxes recognized on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, returns for the calendar years 2020, 2021, 2022 and 2023 remain subject to examination by U.S. and various state and local tax jurisdictions.

During the year ended December 31, 2018, the Company recorded a $15,405 impairment for the Mainstreet JV recorded on its consolidated statement of operations and comprehensive loss. The Company’s investment in Mainstreet JV was held through a taxable REIT subsidiary. Based on an effective tax rate of 28.51%, which is calculated by combining a 21% Federal tax rate and an IL tax rate of 7.51% (9.5% state rate net of the Federal benefit), the deferred tax benefit related to the impairment was approximately $4,400. Since the taxable REIT subsidiary did not conduct any activities outside the investment in Mainstreet JV, management concluded it was not more likely than not that the taxable REIT subsidiary would be able to utilize these losses in future tax periods and recorded a full valuation allowance of $4,400 during the year ended December 31, 2018. The Mainstreet JV was liquidated for income tax purposes in 2019, resulting in a $1,560 reduction in the deferred tax asset and valuation allowance. Since the taxable REIT subsidiary has no other activity, a valuation allowance has been maintained on the remaining $2,840 deferred tax asset. No income tax expense or benefit was recorded during the years ended December 31, 2023, 2022 and 2021. The taxable REIT subsidiary has $9,931 of capital loss carryforwards that expire on December 31, 2024.

Distributions

In 2020, due to the uncertainty surrounding the COVID-19 pandemic and the need to preserve cash for the payment of operating and other expenses, during the second quarter the Company’s board of directors rescinded the first quarter distribution and suspended distributions until June 29, 2021, when the Company declared a distribution to stockholders of record as of June 30, 2021 in the amount of $0.135600 per share, that was paid on or about July 26, 2021. On or about October 7, 2021, the Company paid a distribution to stockholders of record as of September 30, 2021 in the amount of $0.135600 per share. On or about January 7, 2022, the Company paid a distribution to stockholders of record as of December 31, 2021 in the amount of $0.135600 per share. In 2023 and 2022, the Company paid quarterly distributions in an amount equal to $0.135600 per share, which represented an annualized rate of 3% and 3% based on the previously estimated per share NAV as of December 31, 2022 and 2021, respectively, payable in arrears the following quarter.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

The table below presents the distributions declared and paid during the years ended December 31, 2023, 2022 and 2021.

	December 31,
	2023	2022	2021
Distributions paid	$19,636	$19,583	$9,767
Distributions declared	$19,634	$19,602	$14,655

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

The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2023, 2022 and 2021:

	2023	2022	2021
Ordinary income	$—	$—	$0.12
Capital gain	$—	$—	$—
Nontaxable return of capital	$0.54	$0.54	$0.15

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss for the years ended December 31, 2023, 2022 and 2021, 7,820 shares, 7,664 shares and 4,304 shares, respectively, were excluded from the computations of diluted EPS, because they would have been antidilutive.

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

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment, retail real estate, as defined by GAAP for the years ended December 31, 2023, 2022 and 2021.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the years ended December 31, 2023, 2022 and 2021. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Year ended December 31,			Unpaid amounts (f) as of
		2023	2022	2021	December 31, 2023	December 31, 2022
General and administrative reimbursements	(a)	$1,721	$1,664	$1,409	$268	$241
Loan costs	(b)	$—	$42	$—	$—	$—
Acquisition related costs	(c)	$—	$19	$—	$—	$—

Real estate management fees		$5,613	$5,127	$4,734	$—	$—
Property operating expenses		2,013	1,446	1,321	15	24
Construction management fees		605	82	66	74	45
Leasing fees		362	440	284	128	132
Total real estate management related costs	(d)	$8,593	$7,095	$6,405	$217	$201

Business management fees	(e)	$9,632	$10,212	$8,950	$2,311	$2,713

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

(e)
Prior to April 1, 2023, the Company paid the Business Manager an annual business management fee equal to 0.65% of its “average invested assets.” The fee is payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. Effective April 1, 2023, the Company paid the Business Manager an annual business management fee equal to 0.55% of its “averaged invested assets.” The fee is payable quarterly in an amount equal to 0.1375% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. Unpaid amounts are included in due to related parties on the consolidated balance sheets.
(f)
In this table, unpaid amounts as of December 31, 2022 does not reflect $879 due to IRPF related to tenant reconciliations for the eight properties acquired during 2022.

On March 23, 2023, the Company entered into a Third Amended and Restated Business Management Agreement (the “Third Business Management Agreement”) with the Business Manager effective April 1, 2023, which amended and restated the Second Amended and Restated Business Management Agreement dated October 15, 2021 (the “Second Business Management Agreement”) to make the following changes, among others:

•
decreased the annual business management fee (the “Business Management Fee”) payable to the Business Manager by the Company from 0.65% of Average Invested Assets to 0.55% of Average Invested Assets;
•
changed the termination date of the agreement to March 31, 2027, and removed the provisions regarding one-year renewal terms;
•
deleted the provision, formerly included to conform to provisions in the Company’s Third Articles of Amendment and Restatement, which has since been amended and restated, requiring the Business Manager to reimburse the Company, subject to certain exceptions, for any amount by which the Total Operating Expenses (including the Business Management Fee and other fees payable hereunder) of the Company for the Fiscal Year just ended exceeded the greater of (i) two percent (2%) of the total of the Average Invested Assets for the just ended Fiscal Year; or (ii) twenty-five percent (25%) of the Net Income for the just ended Fiscal Year; and
•
amended the indemnification section to remove certain conditions to, and limitations on, the Company’s ability to indemnify the Business Manager and the Business Manager’s officers, directors, employees and agents, which conditions and limitations were formerly included to conform to provisions in the Company’s Third Articles of Amendment and Restatement that has since been amended and restated, and to provide that indemnification will be provided to the full extent permitted by law.

Capitalized terms used above but not defined in this Annual Report have the definitions ascribed to them in the applicable business management agreement. The above description is qualified by reference to the Third Business Management Agreement in its entirety, a copy of which is included with this Annual Report as exhibit 10.23.

On January 19, 2024, the Company entered into the Fourth Business Management Agreement with the Business Manager effective February 1, 2024, to, among other things, provide the Company with the authority to engage a person not affiliated with or employed by the Business Manager to serve as president and chief executive officer of the Company and to reduce the business management fee payable to the Business Manager by the amount of any payment made to any third-party person as compensation for service as the Company’s president and chief executive officer. In connection with the Agreement entered into with Mr. Zalatoris, the Business Management Fee will be reduced by the amount of any payments made to Mr. Zalatoris under the Agreement. The foregoing description is qualified by reference to the Fourth Business Management Agreement in its entirety, a copy of which is included with this Annual Report as exhibit 10.24.

NOTE 13 –LEASES

The Company is lessor on approximately 820 retail operating leases. The remaining lease terms for the Company’s leases range from less than one year to 15 years. The Company considers the date on which it makes a leased space available to a lessee as the commencement date of the lease. At commencement, the Company determines the lease classification utilizing the classification tests under ASC 842. Options to extend a lease are included in the lease term when it is reasonably certain that the tenant will exercise its option to extend. Termination penalties are included in income when there is a termination agreement, all the conditions of the agreement have been met and amounts due are considered collectable. Such termination fees are recognized on a straight-line basis over the

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

remaining lease term in rental income. If an operating lease is modified and the modification is not accounted for as a separate contract, the Company accounts for the modification as if it were a termination of the existing lease and the creation of a new lease. The Company considers any prepaid or accrued rentals relating to the original lease as part of the lease payments for the modified lease. The Company includes options to modify the original lease term when it is reasonably certain that the tenant will exercise its option to extend.

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

Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included on the consolidated statements of operations and comprehensive income (loss). Under leases where all expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses. Reimbursements for common area maintenance are considered non-lease components that are permitted to be combined with rental income. The combined lease component and reimbursements for insurance and taxes are reported as rental income on the consolidated statements of operations and comprehensive income (loss).

Rental income related to the Company’s operating leases is comprised of the following for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Rental income - fixed payments	$115,092	$106,422	$95,157
Rental income - variable payments (a)	32,221	26,192	23,027
Amortization of acquired lease intangibles, net	2,323	818	773
Rental income	$149,636	$133,432	$118,957

(a)
Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The future base rent payments to be received under operating leases including ground leases as of December 31, 2023 for the years indicated, assuming no expiring leases are renewed, are as follows:

Lease Payments
2024	$107,831
2025	93,184
2026	81,501
2027	68,027
2028	52,454
Thereafter	152,259
Total	$555,256

Lease Expense

The Company is the lessee under one ground lease. The ground lease, which commenced on July 1, 2007, was assumed as part of a property purchased in October 2015 and extends through June 30, 2037 with six 5-year renewal options which the Company assumes will be exercised. When the Company acquired the lease, the Company considered the lease terms and lease classification. As reassessment was not required under practical expedients accorded in ASC 842, the Company has continued to account for the ground lease as an operating lease with an established lease term and payment schedule. The lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 6.225% which the Company considers reasonable and within the range

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

of the Company’s incremental borrowing rate. For the years ended December 31, 2023, 2022 and 2021, total rent expense was $1,944, $1,944 and $1,944, respectively, recorded in property operating expenses on the consolidated statements of operations and comprehensive income (loss).

Lease payments for the ground lease as of December 31, 2023 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2024	$1,264
2025	1,264
2026	1,264
2027	1,332
2028	1,401
Thereafter	81,852
Total undiscounted lease payments	88,377
Less: Amount representing interest	(63,385)
Present value of lease liability	$24,992

As of December 31, 2023, the Company’s accounts and rent receivable, net balance was $23,645, which was net of an allowance for bad debts of $871. As of December 31, 2022, the Company’s accounts and rent receivable, net balance was $20,114, which was net of an allowance for bad debts of $1,119.

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of December 31, 2023 and 2022.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Dollar amounts in thousands, except per share amounts)

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2023
Interest rate swap agreements - Other assets	$—	$23,285	$—	$23,285
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—
December 31, 2022
Interest rate swap agreements - Other assets	$—	$33,274	$—	$33,274
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—

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

NOTE 15 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Company has evaluated events that occurred subsequent to December 31, 2023 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the consolidated financial statements.

Election of Mark Zalatoris as the Company’s President and Chief Executive Officer

On January 13, 2024, Mitchell A. Sabshon notified the Company that, because of his decision to retire from his position with the Sponsor, he was also resigning his position as a director of the Company and as the Company’s president and chief executive officer, effective at the close of business on January 31, 2024. On January 18, 2024, the board of directors of the Company elected Mark E. Zalatoris to serve as the Company’s president and chief executive officer effective February 1, 2024 and elected Mr. Zalatoris to fill the vacancy resulting from Mr. Sabshon’s resignation as a director also effective February 1, 2024. In addition, on January 19, 2024, the Company entered into the Agreement with Mr. Zalatoris to, among other things, compensate him for performing services as the Company’s president and chief executive officer. Pursuant to the Agreement, the Company will pay Mr. Zalatoris an annual fee (payable pro rata on a monthly basis) equal to $350 per year.

Fourth Amended and Restated Business Management Agreement

In connection with the Agreement the Company entered into with Mark Zalatoris, on January 19, 2024, the Company entered into the Fourth Business Management Agreement with the Business Manager to, among other things, add a provision that allows the Company’s board of directors to hire or engage a person unaffiliated with the Business Manager to serve as the Company’s president and chief executive officer at a cost to be borne by the Business Manager.

Announcement of the Company’s Estimated Per Share NAV

On March 5, 2024, the Company announced that the Company’s board of directors unanimously approved: (i) an Estimated Per Share NAV as of December 31, 2023; (ii) the same per share purchase price for shares issued under the DRP until the Company announces a new Estimated Per Share NAV, and (iii) that, in accordance with the Fourth SRP, beginning with repurchases in April 2024 and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases and Exceptional Repurchases will be repurchased at 80% of the Estimated Per Share NAV.

INLAND REAL ESTATE INCOME TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2023

(Dollar amounts in thousands)

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encumbrance	Land	Buildings and Improve- ments	Cost Capitalized Subsequent to Acquisitions (C)	Land (D)	Buildings and Improvements (D)	Total (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired	Depreciable Lives
Blossom Valley Plaza	$—	$9,515	$11,142	$1,079	$9,515	$12,221	$21,736	$(3,847)	1988	2015	15-30
Turlock, CA
Branson Hills Plaza	—	3,787	6,039	174	3,787	6,213	10,000	$(2,149)	2005	2014	15-30
Branson, MO
CityPlace	—	16,609	54,245	215	16,609	54,460	71,069	$(3,481)	2016-2018	2022	15-30
Woodbury, MN
Coastal North Town Center	—	13,725	49,673	(581)	13,725	49,092	62,817	$(13,693)	2014	2016	15-30
Myrtle Beach, SC
Coastal North Town Center - Phase II	—	365	3,034	—	365	3,034	3,399	$(707)	2016	2017	15-30
Myrtle Beach, SC
Denton Village	—	1,312	15,308	—	1,312	15,308	16,620	$(935)	2016	2022	15-30
Denton, TX
Dixie Valley	—	2,807	9,053	2,360	2,807	11,413	14,220	$(3,868)	1988	2014	15-30
Louisville, KY
Dogwood Festival	—	4,500	41,865	4,660	4,500	46,525	51,025	$(16,240)	2002	2014	5-30
Flowood, MO
Eastside Junction	—	2,411	8,393	149	2,411	8,542	10,953	$(2,905)	2008	2015	15-30
Athens, AL
Fairgrounds Crossing	—	6,069	22,637	1,137	6,069	23,774	29,843	$(7,730)	2008	2015	15-30
Hot Springs, AR
Fox Point Plaza	—	3,518	12,681	2,917	3,518	15,598	19,116	$(5,193)	2008	2014	15-30
Neenah, WI
Frisco Marketplace	—	6,618	3,315	15	6,618	3,330	9,948	$(1,336)	2002	2015	15-30
Frisco, TX
Green Tree Shopping Center	—	7,218	17,846	1,531	7,218	19,377	26,595	$(5,955)	1997	2015	5-30
Katy, TX
Harris Plaza	—	6,500	19,403	3,283	6,500	22,686	29,186	$(8,081)	2001-2008	2014	15-30
Layton, UT
Harvest Square	—	2,186	9,330	186	2,186	9,516	11,702	$(3,408)	2008	2014	15-30
Harvest, AL
Heritage Square	—	2,028	5,538	364	2,028	5,902	7,930	$(2,077)	2010	2014	15-30
Conyers, AL
Kroger - Copps Grocery Store	—	1,440	11,799	—	1,440	11,799	13,239	$(3,916)	2012	2014	15-30
Stevens Point, WI
Kroger - Pick n Save Center	—	3,150	14,283	2,848	3,150	17,131	20,281	$(5,877)	2011	2014	15-30
West Bend, WI
Lakeside Crossing	—	1,460	16,999	432	1,460	17,431	18,891	$(6,184)	2013	2014	15-30
Lynchburg, VA
Landing at Ocean Isle Beach	—	3,053	7,081	205	3,053	7,286	10,339	$(2,730)	2009	2014	15-30
Ocean Isle, NC
Lower Makefield Shopping Center	—	6,559	18,351	53	6,559	18,404	24,963	$(1,259)	1986/2000	2022	15-30
Lower Makefield, PA
Mansfield Pointe	—	5,350	20,002	977	5,350	20,979	26,329	$(7,666)	2008	2014	15-30
Mansfield, TX
Marketplace at El Paseo	—	16,390	46,971	(117)	16,390	46,854	63,244	$(13,862)	2014	2015	15-30
Fresno, CA
Marketplace at Tech Center		10,684	68,580	3,836	10,684	72,416	83,100	$(19,673)	2015	2015	15-30
Newport News, VA
MidTowne Shopping Center	—	8,810	29,699	1,001	8,810	30,700	39,510	$(11,075)	2005/2008	2014	5-30
Little Rock, AR
Milford Marketplace	18,727	—	35,867	1,550	—	37,417	37,417	$(11,218)	2007	2015	15-30
Milford, CT
Newington Fair	—	7,833	8,329	597	7,833	8,926	16,759	$(4,462)	1994/2009	2012	15-30
Newington, CT
New Town Village	—	2,106	3,216	87	2,106	3,303	5,409	$(381)	1996	2022	15-30
Owings Mills, MD
North Hills Square	—	4,800	5,493	653	4,800	6,146	10,946	$(2,202)	1997	2014	15-30
Coral Springs, FL
Northpark Village Square	—	15,806	41,201	254	15,806	41,455	57,261	$(2,725)	1996	2022	15-30
Santa Clarita, CA
Northville Park Place	—	6,440	27,635	445	6,440	28,080	34,520	$(1,877)	2014	2022	15-30
Northville, MI
Olde Ivy Village	—	5,034	12,104	—	5,034	12,104	17,138	$(731)	2015	2022	15-30
Smyrna, GA
Oquirrh Mountain Marketplace	—	4,254	14,467	487	4,254	14,954	19,208	$(4,294)	2014-2015	2015	15-30
Jordan, UT

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encumbrance	Land	Buildings and Improve- ments	Cost Capitalized Subsequent to Acquisitions (C)	Land (D)	Buildings and Improvements (D)	Total (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired	Depreciable Lives
Oquirrh Mountain Marketplace Phase II	—	1,403	3,727	(50)	1,403	3,677	5,080	$(1,039)	2014-2015	2016	15-30
Jordan, UT
Park Avenue Shopping Center	—	5,500	16,365	5,270	5,500	21,635	27,135	$(6,986)	2012	2014	15-30
Little Rock, AR
Pentucket Shopping Center	—	5,993	11,251	1,799	5,993	13,050	19,043	$(3,333)	1986	2017	15-30
Plaistow, NH
Plaza at Prairie Ridge	—	618	2,305	—	618	2,305	2,923	$(730)	2008	2015	15-30
Pleasant Prairie, WI
Prattville Town Center	—	5,336	27,672	326	5,336	27,998	33,334	$(9,031)	2007	2015	15-30
Prattville, AL
Regal Court	26,000	5,873	41,181	2,780	5,873	43,961	49,834	$(14,024)	2008	2015	5-30
Shreveport, LA
Rusty Leaf Plaza	—	8,643	20,638	—	8,643	20,638	29,281	$(1,288)	1966	2022	15-30
Orange, CA
Settlers Ridge	76,533	25,962	98,157	1,465	25,962	99,622	125,584	$(30,757)	2011	2015	15-30
Pittsburgh, PA
Shoppes at Lake Park	—	2,285	8,527	96	2,285	8,623	10,908	$(2,798)	2008	2015	15-30
West Valley City. UT
Shoppes at Market Pointe	—	12,499	8,388	1,257	12,499	9,645	22,144	$(4,014)	2006-2007	2015	15-30
Papillion, NE
Shoppes at Prairie Ridge	—	7,521	22,468	1,321	7,521	23,789	31,310	$(7,755)	2009	2014	15-30
Pleasant Prairie, WI
The Shoppes at Branson Hills	—	4,418	37,229	2,910	4,418	40,139	44,557	$(12,766)	2005	2014	15-30
Branson, MO
Shops at Hawk Ridge	—	1,329	10,341	356	1,329	10,697	12,026	$(3,411)	2009	2015	5-30
St. Louis, MO
Village at Burlington Creek	16,759	10,789	19,385	3,274	10,789	22,659	33,448	$(6,887)	2007 & 2015	2015	5-30
Kansas City, MO
Walgreens Plaza	—	2,624	9,683	441	2,624	10,124	12,748	$(3,475)	2011	2015	15-30
Jacksonville, NC
Wedgewood Commons	—	2,220	26,577	3,787	2,220	30,364	32,584	$(9,920)	2009-2013	2013	5-30
Olive Branch, MS
White City	—	18,961	70,423	3,786	18,961	74,209	93,170	$(23,197)	2013	2015	15-30
Shrewsbury, MA
Wilson Marketplace	—	11,155	27,498	1,870	11,155	29,368	40,523	$(7,424)	2007	2017	15-30
Wilson, NC
Yorkville Marketplace	—	4,990	13,928	933	4,990	14,861	19,851	$(5,128)	2002 & 2007	2015	15-30
Yorkville, IL
Total:	$138,019	$330,456	$1,147,322	$62,418	$330,456	$1,209,740	$1,540,196	$(335,700)

Notes:

(a)
The initial cost to the Company represents the original purchase price of the property.
(b)
The aggregate cost of real estate owned at December 31, 2023 for federal income tax purposes was $1,676,924.
(c)
As applicable, some amounts include write-offs.
(d)
Reconciliation of real estate owned:

	2023	2022	2021
Balance at January 1,	$1,528,765	$1,261,075	$1,255,127
Acquisitions	$—	$255,080	—
Improvements, net of master lease	11,431	12,610	5,948
Balance at December 31,	$1,540,196	$1,528,765	$1,261,075

(e)
Reconciliation of accumulated depreciation:

Balance at January 1,	$288,863	$245,532	$207,764
Depreciation expense	46,837	43,331	37,768
Balance at December 31,	$335,700	$288,863	$245,532