Form 10-Q
period 2024-03-31
Inland Real Estate Income Trust, Inc.
filed 2024-05-08
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

Yes ☐ No ☒

As of May 7, 2024, there were 36,130,329 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Assets:
Investment properties held and used:
Land	$330,456	$330,456
Building and other improvements	1,212,591	1,209,740
Total	1,543,047	1,540,196
Less accumulated depreciation	(347,580)	(335,700)
Net investment properties held and used	1,195,467	1,204,496
Cash and cash equivalents	7,708	5,975
Restricted cash	479	479
Accounts and rent receivable	22,019	23,645
Acquired lease intangible assets, net	58,583	61,827
Operating lease right-of-use asset, net	13,647	13,745
Other assets	40,060	33,873
Total assets	$1,337,963	$1,344,040

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$842,105	$843,890
Accounts payable and accrued expenses	11,423	11,182
Operating lease liability	25,064	24,992
Distributions payable	4,902	4,905
Acquired intangible liabilities, net	36,585	37,420
Due to related parties	2,790	2,796
Other liabilities	9,226	10,500
Total liabilities	932,095	935,685

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,142,573 and 36,163,852 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	36	36
Additional paid in capital	816,071	816,047
Accumulated distributions and net loss	(441,094)	(432,854)
Accumulated other comprehensive income	30,855	25,126
Total stockholders’ equity	405,868	408,355
Total liabilities and stockholders’ equity	$1,337,963	$1,344,040

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Income:
Rental income	$37,349	$36,462
Other property income	118	49
Total income	37,467	36,511

Expenses:
Property operating expenses	7,316	6,963
Real estate tax expense	4,783	5,254
General and administrative expenses	1,544	1,528
Business management fee	2,255	2,716
Depreciation and amortization	14,559	14,912
Total expenses	30,457	31,373

Other Income (Expense):
Interest expense	(10,430)	(10,409)
Interest and other income	82	20
Net loss	$(3,338)	$(5,251)

Net loss per common share, basic and diluted	$(0.09)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	36,151,697	36,219,336

Comprehensive income (loss):
Net loss	$(3,338)	$(5,251)
Unrealized gain (loss) on derivatives	10,066	(4,545)
Reclassification adjustment for amounts included in net loss	(4,337)	(3,485)
Comprehensive income (loss)	$2,391	$(13,281)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands, except per share amounts)

For the Three Months Ended March 31, 2024
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2023	36,163,852	$36	$816,047	$(432,854)	$25,126	$408,355

Distributions declared ($0.135600 per share)	—	—	—	(4,902)	—	(4,902)
Proceeds from distribution reinvestment plan	85,173	—	1,691	—	—	1,691
Shares repurchased	(106,452)	—	(1,691)	—	—	(1,691)
Unrealized gain on derivatives	—	—	—	—	10,066	10,066
Reclassification adjustment for amounts included in net loss	—	—	—	—	(4,337)	(4,337)
Equity-based compensation	—	—	24	—	—	24
Net loss	—	—	—	(3,338)	—	(3,338)
Balance at March 31, 2024	36,142,573	$36	$816,071	$(441,094)	$30,855	$405,868

For the Three Months Ended March 31, 2023
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2022	36,184,058	$36	$814,949	$(398,097)	$34,170	$451,058

Distributions declared ($0.135600 per share)	—	—	—	(4,912)	—	(4,912)
Proceeds from distribution reinvestment plan	87,915	—	1,775	—	—	1,775
Shares repurchased	(55,099)	—	(890)	—	—	(890)
Unrealized gain on derivatives	—	—	—	—	(4,545)	(4,545)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(3,485)	(3,485)
Equity-based compensation	—	—	22	—	—	22
Net loss	—	—	—	(5,251)	—	(5,251)
Balance at March 31, 2023	36,216,874	$36	$815,856	$(408,260)	$26,140	$433,772

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,338)	$(5,251)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,559	14,912
Amortization of debt issuance costs and mortgage premiums, net	299	310
Amortization of acquired market leases, net	5	(76)
Amortization of equity-based compensation	24	22
Reduction in the carrying amount of the right-of-use-asset	98	103
Straight-line income, net	(345)	(37)
Other non-cash adjustments	50	49
Changes in assets and liabilities:
Accounts payable and accrued expenses	(242)	494
Accounts and rent receivable	1,971	1,292
Other assets	(155)	(127)
Due to related parties	(52)	(897)
Operating lease liability	72	68
Other liabilities	(1,080)	1,544
Net cash flows provided by operating activities	11,866	12,406

Cash flows from investing activities:
Capital expenditures	(3,144)	(1,030)
Net cash flows used in investing activities	(3,144)	(1,030)

Cash flows from financing activities:
Payment of credit facility	(4,000)	(3,000)
Proceeds from credit facility	2,000	3,000
Payment of mortgages payable	(84)	(80)
Proceeds from the distribution reinvestment plan	1,691	1,775
Shares repurchased	(1,691)	(890)
Distributions paid	(4,905)	(4,907)
Net cash flows used in financing activities	(6,989)	(4,102)

Net increase in cash, cash equivalents and restricted cash	1,733	7,274
Cash, cash equivalents and restricted cash, at beginning of the period	6,454	5,334
Cash, cash equivalents and restricted cash, at end of period	$8,187	$12,608

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:

Cash paid for interest	$10,292	$9,560

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$1,039	$595

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited, dollar amounts in thousands, except per share amounts)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2023, which are included in the Company’s 2023 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2024, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report on Form 10-Q.

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

The Company has no employees. The Company is managed by IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), pursuant to a Business Management Agreement, dated October 18, 2012 (as amended, the “Business Management Agreement”) with the Business Manager. The Company entered into an agreement with Mark Zalatoris (the “CEO Agreement”) to, among other things, compensate him for performing services as the Company’s president and chief executive officer. In connection with entering into the CEO Agreement, the Company entered into the Fourth Amended and Restated Business Management Agreement (the “Fourth Business Management Agreement”) with the Business Manager to, among other things, provide the Company with the authority to engage a person not affiliated with or employed by the Business Manager to serve as president and chief executive officer of the Company and to reduce the business management fee payable to the Business Manager by the amount of any payments made to Mr. Zalatoris under the CEO Agreement. Mr. Zalatoris is not an employee of the Company and is not an officer or director of the Business Manager but has the authority under the CEO Agreement and the Business Management Agreement to direct the day-to day operations of the Business Manager.

On March 23, 2023, the Company entered into a Third Amended and Restated Business Management Agreement with the Business Manager effective April 1, 2023, which amended and restated the Business Management Agreement (the “Third Business Management Agreement”). On January 19, 2024, the Company entered into the Fourth Business Management Agreement, as described above, with the Business Manager effective February 1, 2024. See Note 12 - “Transactions with related parties” for a summary of the changes made in the Third Business Management Agreement and the Fourth Business Management Agreement.

On March 5, 2024, as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on the same date, the Company announced that the Company’s board of directors unanimously approved: (i) an estimated per share net asset value (the “Estimated Per Share NAV”) as of December 31, 2023, which serves as the per share purchase price for shares issued under the Company’s distribution reinvestment plan (as amended, the “DRP”) beginning with the first distribution payment to stockholders in April 2024 until the Company announces a new Estimated Per Share NAV, and (ii) that, in accordance with the share repurchase program (as amended, the “SRP”) as further described below in Note 3 – “Equity”, beginning with repurchases in April 2024 and until the Company announces a new Estimated Per Share NAV, any shares accepted for ordinary repurchases and “exceptional repurchases” will be repurchased at 80% of the Estimated Per Share NAV.

At March 31, 2024, the Company owned 52 retail properties, totaling 7,167,500 square feet. The properties are located in 24 states. At March 31, 2024, the portfolio had a physical occupancy of 92.1% and economic occupancy of 92.5%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 13, 2024, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024, except as noted below.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	March 31,
	2024	2023
Cash and cash equivalents	$7,708	$12,130
Restricted cash	479	478
Total cash, cash equivalents, and restricted cash	$8,187	$12,608

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-07 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on the Company’s consolidated financial statements.

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. As of March 31, 2024, there were 36,142,573 shares of common stock outstanding including 6,588,024 shares issued through the DRP, net of 3,997,922 shares repurchased through the SRP.

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

There were $1,691 and $1,775 distributions reinvested through the DRP during the three months ended March 31, 2024 and 2023, respectively.

Share Repurchase Program

The Company adopted the SRP effective October 18, 2012, under which the Company is authorized to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who have held their shares for at least one year. Purchases are in the Company’s sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), as defined in the SRP, the one year holding period does not apply. The SRP has been amended several times. The currently effective version, entitled the “Fifth Amended and Restated Share Repurchase Program” (the “Fifth SRP”), was adopted by the board of directors on November 7, 2023 and became effective on December 27, 2023. Under the Fifth SRP, the board of directors has the discretion to establish the proceeds available to fund repurchases each quarter and may use proceeds from all sources available to the Company, in the board of directors’ sole discretion. The board of directors also has the discretion to determine the amount of repurchases, if any, to be made each quarter based on its evaluation of the Company’s business, cash needs and any other requirements of applicable law. The entirety of the Fifth SRP can be found on the Company’s website.

The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole discretion, may, at any time, amend, suspend or terminate the SRP.

Repurchases through the SRP were $1,691 and $890 for the three months ended March 31, 2024 and 2023, respectively. There was zero liability related to the SRP as of March 31, 2024 and December 31, 2023.

NOTE 4 – LEASES

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

Rental income related to the Company's operating leases is comprised of the following:

	For the Three Months Ended March 31,
	2024	2023
Rental income - fixed payments	$28,290	$28,831
Rental income - variable payments (a)	9,064	7,555
Amortization of acquired lease intangibles, net	(5)	76
Rental income	$37,349	$36,462

(a) Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

As of March 31, 2024, the Company’s accounts and rent receivable, net balance was $22,019, which was net of an allowance for bad debts of $820. As of December 31, 2023, the Company’s accounts and rent receivable, net balance was $23,645, which was net of an allowance for bad debts of $871.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Intangible assets:
Acquired in-place lease value	$183,305	$183,305
Acquired above market lease value	52,640	52,640
Accumulated amortization	(177,362)	(174,118)
Acquired lease intangibles, net	$58,583	$61,827
Intangible liabilities:
Acquired below market lease value	$79,914	$79,914
Accumulated amortization	(43,329)	(42,494)
Acquired below market lease intangibles, net	$36,585	$37,420

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

	Three Months Ended March 31,
	2024	2023
Amortization recorded as amortization expense:
Acquired in-place lease value	$2,404	$2,952
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(840)	$(902)
Acquired below market leases	835	978
Net rental income (reduction) increase	$(5)	$76

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2024 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2024 (remainder of year)	$6,699	$2,471	$2,465
2025	6,741	2,929	3,065
2026	5,017	2,503	2,926
2027	3,609	1,858	2,724
2028	2,909	1,612	2,587
Thereafter	13,699	8,536	22,818
Total	$38,674	$19,909	$36,585

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of March 31, 2024 and December 31, 2023, the Company had the following mortgages and credit facility payable:

	March 31, 2024		December 31, 2023
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$111,935	3.84%	$112,019	3.84%
Variable rate mortgages payable with swap agreements	26,000	4.55%	26,000	4.55%
Mortgages payable	137,935	3.97%	138,019	3.97%
Credit facility payable	707,000	4.94%	709,000	4.95%
Total debt before unamortized debt issuance costs including impact of interest rate swaps	844,935	4.78%	847,019	4.79%
(Less): Unamortized debt issuance costs	(2,830)		(3,129)
Total debt	$842,105		$843,890

The Company’s indebtedness bore interest at a weighted average interest rate of 4.78% per annum at March 31, 2024, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding unamortized debt issuance costs was $844,935 and $847,019 as of March 31, 2024 and December 31, 2023, respectively, and its estimated fair value was $839,153 and $841,313 as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, scheduled principal payments and maturities on the Company’s debt were as follows:

	March 31, 2024
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2024 (remainder of the year)	$257	$—	$—	$257
2025	295	92,656	—	92,951
2026	—	44,727	132,000	176,727
2027	—	—	575,000	575,000
2028	—	—	—	—
Thereafter	—	—	—	—
Total	$552	$137,383	$707,000	$844,935

Credit Facility Payable

On February 3, 2022, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”) with KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders from time to time parties to the Credit Agreement (the “Credit Facility”). Pursuant to the Credit Agreement, the aggregate total commitments under the Credit Facility were increased from $350,000 to $475,000. The Credit Facility consists of the “Revolving Credit Facility” providing revolving credit commitments in an aggregate amount of $200,000 and a term loan facility (the term loans funded under such commitments, the “Term Loan”) providing term loan commitments in an aggregate amount of $275,000 (increased from $150,000). On May 17, 2022, the Company entered into a First Amendment to Credit Agreement Regarding Incremental Term Loans (the “First Amendment”), amending the terms of the Credit Agreement primarily to draw an additional $300,000. The Credit Agreement provides the Company with the ability from time to time to increase the size of the Credit Facility up to a total of $1,200,000, subject to certain conditions.

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

At March 31, 2024, the Company had $132,000 outstanding under the Revolving Credit Facility and $575,000 outstanding under the Term Loan. At March 31, 2024, the interest rates on the Revolving Credit Facility and the Term Loan were 7.33% and 4.39%, respectively. As of March 31, 2024, the Company had a maximum amount of $68,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available. Although all of the amount available under the Revolving Credit Facility is available to pay off existing mortgages, due to the covenant limitations, the Company expects to have substantially less than all $68,000 available to draw or otherwise undertake as additional debt.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. At March 31, 2024, there were 47 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of March 31, 2024, the Company was in compliance with all financial covenants related to the Credit Facility as amended.

Mortgages Payable

The Company’s mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2024, the Company was current on all of its debt service payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of March 31, 2024, the weighted average years to maturity for the Company’s mortgages payable was 1.8 years. There are no mortgage loans maturing in the next twelve months.

Interest Rate Swap Agreements

The Company entered into interest rate swaps to fix certain of its floating SOFR based debt under variable rate loans to a fixed rate to manage its risk exposure to interest rate fluctuations. The Company will generally match the maturity of the underlying variable rate debt with the maturity date on the interest swap. See Note 13 – “Fair Value Measurements” for further information.

As of March 31, 2024, the Company had hedged all $26,000 of its variable rate mortgage loans and $525,000 of the Term Loan using interest rate swap contracts. The following table summarizes the Company’s interest rate swap contracts outstanding as of March 31, 2024.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value at March 31, 2024
Assets
December 5, 2022	December 1, 2022	January 1, 2026	One-month Term SOFR	2.25%	26,000	1,017
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.69%	90,000	6,095
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.85%	100,000	6,345
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.72%	85,000	5,698
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	2,416
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	2,421
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	75,000	3,028
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.77%	55,000	2,143
					$551,000	$29,163

(a)
At March 31, 2024, the one-month term SOFR was 5.33%.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2024	2023
Effective portion of derivatives	$10,066	$(4,545)
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(4,337)	$(3,485)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $10,430 and $10,409, for the three months ended March 31, 2024 and 2023, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income (loss) is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income into income (loss) in the next 12 months is $15,227.

NOTE 7 – DISTRIBUTIONS

The table below presents the distributions paid and declared during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Distributions paid	$4,905	$4,907
Distributions declared	$4,902	$4,912

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss in the three months ended March 31, 2024 and 2023, 3,602 and 3,359 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 10 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares are issued to non-employee directors as compensation. Each restricted share entitles the holder to receive one common share when it vests. Restricted shares are included in common stock outstanding on the date of the vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the non-employee directors was $24 and $22, in the aggregate, for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had $104 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.53 years. There were no restricted shares that vested during the three months ended March 31, 2024 and 2023.

A summary table of the status of the restricted shares is presented below:

Restricted Shares
Outstanding at December 31, 2023	9,477
Granted	—
Vested	—
Outstanding at March 31, 2024	9,477

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as defined by GAAP, retail real estate, for the three months ended March 31, 2024 and 2023.

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2024 and 2023. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended March 31,		Unpaid amounts as of
		2024	2023	March 31, 2024	December 31, 2023
General and administrative reimbursements	(a)	$402	$437	$275	$268

Real estate management fees		$1,470	$1,495	$—	$—
Property operating expenses		425	468	33	15
Construction management fees		44	—	120	74
Leasing fees		90	67	107	128
Total real estate management related costs	(b)	$2,029	$2,030	$260	$217

Business management fees	(c)	2,255	$2,716	$2,255	$2,311

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

On March 23, 2023, the Company entered into the Third Business Management Agreement with the Business Manager effective April 1, 2023, which amended and restated the Second Amended and Restated Business Management Agreement dated October 15, 2021, to make the following changes, among others:

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

Capitalized terms used above but not defined in this Quarterly Report on Form 10-Q have the definitions ascribed to them in the applicable business management agreement. The above description is qualified by reference to the Third Business Management Agreement in its entirety.

On January 19, 2024, the Company entered into the Fourth Business Management Agreement with the Business Manager effective February 1, 2024, to, among other things, provide the Company with the authority to engage a person not affiliated with or employed by the Business Manager to serve as president and chief executive officer of the Company and to reduce the business management fee payable to the Business Manager by the amount of any payment made to any third-party person as compensation for service as the Company’s president and chief executive officer. In connection with the CEO Agreement entered into with Mr. Zalatoris, the Business Management Fee is reduced by the amount of any payments made to Mr. Zalatoris under the CEO Agreement. The foregoing description is qualified by reference to the Fourth Business Management Agreement in its entirety. During the three months ended March 31, 2024, total costs incurred under the CEO Agreement were $59. Such costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of March 31, 2024 and December 31, 2023.

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2024
Interest rate swap agreements - Other assets	$—	$29,163	$—	$29,163
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—
December 31, 2023
Interest rate swap agreements - Other assets	$—	$23,285	$—	$23,285
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—

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

NOTE 14 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Company has evaluated events that occurred subsequent to March 31, 2024 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the consolidated financial statements.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 13, 2024, some of which are summarized below:

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
•
The use of the internet by consumers to shop continues to expand which could result in a further downturn in the businesses of certain of our current tenants in their “brick and mortar” locations and could affect their ability to pay rent and their demand for space at our retail properties;
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
•
We have incurred net losses on a GAAP basis for the three months ended March 31, 2024 and 2023, and for the year ended December 31, 2023, and future net losses could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness or pay distributions to our stockholders;
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

The following discussion and analysis relates to the three months ended March 31, 2024 and 2023 and as of March 31, 2024 and December 31, 2023. Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

We routinely post important information about us and our business, including financial and other information for investors, on our website. We encourage investors to visit our website at inland-investments.com/inland-income-trust from time to time, as information is updated and new information is posted.

Overview

We were formed as a Maryland corporation on August 24, 2011 and elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the year ended December 31, 2013. We have no employees. We are managed by our business manager, IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager.” We have also entered into an agreement with Mark Zalatoris, (the “CEO Agreement”) to, among other things, compensate him for performing services as our president and chief executive officer. In connection with entering into the CEO Agreement, we entered into the Fourth Amended and Restated Business Management Agreement (“Fourth Business Management Agreement”) with the Business Manager to, among other things, reduce the business management fee payable to the Business Manager by the amount of any payments made to Mr. Zalatoris under the CEO Agreement. Mr. Zalatoris is not an employee of the Company and is not an officer or director of the Business Manager but has the authority under the CEO Agreement and the Fourth Business Management Agreement to direct the day-to day operations of the Business Manager.

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

On March 4, 2024, our board of directors determined an estimated per share net asset value of our common stock of $19.17 as of December 31, 2023, compared to the previous estimated value of $19.86 as of December 31, 2022. At March 31, 2024, we had total assets of $1.3 billion on our balance sheet and owned 52 properties located in 24 states containing 7.2 million square feet. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. At March 31, 2024, grocery-anchored or grocery shadow-anchored shopping center properties represented 87% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center which we own that is located near a grocery store that we do not own but that we believe generates traffic for the shopping center. As of March 31, 2024, the portfolio properties have an economic occupancy of 92.5% and staggered lease maturity dates. Grocery tenants accounted for 17% of our annualized base rent (“ABR”) as of March 31, 2024.

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

Company Update – Strategic Plan

We have a strategic plan that includes the goals of providing a future liquidity event to investors and creating long-term stockholder value. The strategic plan centers around owning a portfolio of grocery-anchored properties with lower exposure to big box retailers. As part of this strategy, our management team continually evaluates possibilities for the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. Of our 953 leasable spaces, there are 122 non-grocery big box (anchor spaces of at least 10,000 square feet) in the portfolio, and of those 11 are vacant, and zero are dark (meaning that the tenant is still obligated by their lease to pay rent but has vacated the space and left it unused) as of April 30, 2024. We are not actively marketing any properties for sale as of the date of this Quarterly Report on Form 10-Q. We believe increasing our size and profitability would enhance our ability to complete a successful liquidity event. Although we are not actively pursuing any new acquisitions as of the date of this Quarterly Report on Form 10-Q, we may seek and evaluate potential acquisitions and, if we have the requisite capital and financing available to us, opportunistically acquire retail properties that we believe complement our existing portfolio in terms of relevant characteristics such as tenant mix, demographics and geography and are consistent with our plan to try to own a portfolio substantially all of which is comprised of grocery-anchored or shadow-anchored properties. We have considered and may in the future consider other transactions, such as redeveloping certain of our properties or portions of certain of our properties, for example, big-box spaces, to repurpose them for alternative uses. The board has considered and will continue to consider liquidity events, such as listing our common stock on a national securities exchange or merging or selling our portfolio. There is no assurance if or when we will complete such liquidity event. Our consideration of a liquidity event is influenced by our intention to opportunistically grow the portfolio and execute strategic sales and acquisitions. Likewise, we are continually impacted by (i) evolving retail market conditions and other complex factors such as (ii) competition for our tenants from evolving internet businesses, (iii) the state of the commercial real estate market and financial markets, (iv) our ability to raise capital or borrow on terms that are acceptable to us in light of the use of the proceeds and (v) changes in general economic conditions such as high interest rates, among other factors. The timing of the completion of the strategic plan has already extended beyond our original expectations and cannot be predicted with certainty. There is no assurance that we will be able to successfully implement our strategic plan, for example by listing our common stock or merging or selling our portfolio, within the timeframe we would prefer or at all.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of March 31, 2024
Number of properties	52
Purchase price	$1,624,667
Total square footage	7,167,500
Physical occupancy	92.1%
Economic occupancy	92.5%
Weighted average remaining lease term (years) (a)	4.6
(a)
Weighted average remaining lease term is based on a weighting by ABR as of March 31, 2024.

The table below presents information for each of our investment properties as of March 31, 2024.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	169,558	90.7%	92.8%	—	—
Park Avenue (a)	Little Rock, AR	78,702	95.6%	95.6%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	97.5%	97.5%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	93.5%	93.5%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	100.0%	100.0%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	70.3%	70.3%	—	—
Dogwood Festival (a)	Flowood, MS	187,468	86.1%	86.1%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	98.9%	98.9%	—	—
Harris Plaza (a)	Layton, UT	125,814	96.6%	96.6%	—	—
Dixie Valley (a)	Louisville, KY	119,981	81.1%	81.1%	—	—
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	97.4%	97.4%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	98.0%	99.3%	—	—
Harvest Square (a)	Harvest, AL	70,590	93.2%	93.2%	—	—
Heritage Square (a)	Conyers, GA	22,510	93.8%	93.8%	—	—
The Shoppes at Branson Hills (a)	Branson, MO	256,244	97.2%	97.2%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	96.4%	96.4%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	100.0%	100.0%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center (a)	Katy, TX	147,621	97.5%	97.5%	—	—
Eastside Junction (a)	Athens, AL	79,675	91.0%	91.0%	—	—
Fairgrounds Crossing (a)	Hot Springs, AR	155,127	84.9%	84.9%	—	—
Prattville Town Center (a)	Prattville, AL	168,842	89.0%	89.0%	—	—
Regal Court	Shreveport, LA	363,061	97.0%	97.0%	26,000	4.55%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza (a)	Jacksonville, NC	42,219	52.8%	52.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	88.1%	88.1%	—	—
White City (a)	Shrewsbury, MA	256,974	85.4%	85.4%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	94.7%	94.7%	—	—
Shoppes at Market Pointe (a)	Papillion, NE	253,903	95.9%	95.9%	—	—
Marketplace at El Paseo (a)	Fresno, CA	224,683	98.9%	98.9%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	77.0%	80.1%	16,676	4.25%
Milford Marketplace	Milford, CT	111,959	95.9%	95.9%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,871	91.7%	91.7%	76,532	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	89.4%	89.4%	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	100.0%	100.0%	—	—
Marketplace at Tech Center (a)	Newport News, VA	210,666	89.0%	94.1%	—	—
Coastal North Town Center (a)	Myrtle Beach, SC	304,662	97.5%	98.2%	—	—
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	93.6%	93.6%	—	—
Pentucket Shopping Center (a)	Plaistow, NH	198,469	86.4%	86.4%	—	—
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
New Town (a)	Owings Mill, MD	117,593	43.8%	43.8%	—	—
Olde Ivy Village (a)	Smyrna, GA	46,500	93.7%	93.7%	—	—
Northpark Village Square (a)	Santa Clarita, CA	87,103	79.4%	79.4%	—	—
Lower Makefield Shopping Center (a)	Lower Makefield, PA	74,953	97.6%	97.6%	—	—
Denton Village (a)	Denton, TX	48,280	100.0%	100.0%	—	—
Rusty Leaf Plaza (a)	Orange, CA	59,188	97.0%	97.0%	—	—
Northville Park Place (a)	Northville, MI	78,421	98.4%	98.4%	—	—
CityPlace (a)	Woodbury, MN	174,802	98.4%	98.4%	—	—
Portfolio total		7,167,500	92.1%	92.5%	$137,935	3.97%
(a)
Property is included in the pool of unencumbered properties under our Credit Facility.
(b)
Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of March 31, 2024.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	5	$4,770	4.3%	$16.11	296,150	4.1%
The TJX Companies, Inc.	14	3,784	3.4%	10.69	354,070	4.9%
Ross Dress for Less, Inc.	10	2,772	2.5%	10.58	262,080	3.7%
Ulta Salon, Cosmetics & Fragrance Inc.	11	2,370	2.1%	21.36	110,958	1.6%
Amazon/Whole Foods Market Group, Inc.	3	2,340	2.1%	20.27	115,410	1.6%
Sprouts Farmers Market, LLC	4	2,159	1.9%	19.09	113,092	1.6%
PetSmart	7	2,103	1.9%	15.17	138,578	1.9%
Albertsons/Jewel/Shaw's	2	2,090	1.9%	16.34	127,892	1.8%
LA Fitness (Fitness International)	2	1,966	1.8%	21.94	89,600	1.3%
Dicks Sporting Goods, Inc.	4	1,959	1.8%	10.84	180,766	2.5%
Top ten tenants	62	$26,313	23.7%	$14.71	1,788,596	25.0%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place at March 31, 2024.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,386,881	20.9%	10.5%
Grocery	1,331,589	20.1%	17.0%
Lifestyle, Health Clubs, Books & Phones	871,269	13.1%	15.9%
Home Goods	815,853	12.3%	6.8%
Restaurant	643,576	9.7%	18.7%
Apparel & Accessories	445,219	6.7%	9.0%
Consumer Services, Salons, Cleaners, Banks	343,859	5.2%	9.5%
Pet Supplies	256,913	3.9%	4.0%
Sporting Goods	202,067	3.0%	2.2%
Health, Doctors & Health Foods	193,263	2.9%	5.1%
Other	136,477	2.2%	1.3%
Total	6,626,966	100.00%	100.00%

The following table sets forth a summary, as of March 31, 2024, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	48%	5.6
Junior Box	5,000-9,999	14%	4.2
Small Shop	Less than 5,000	38%	3.5
Total		100%	4.6

With respect to our locations affected by the Bed Bath and Beyond bankruptcy, we have executed a lease for three out of our four locations that closed and are in active lease negotiations with a national tenant to re-lease the last remaining space.

With respect to our locations affected by the Rite Aid bankruptcy, one of our two locations has closed and that lease was rejected. We are in possession of this space and are currently marketing it for backfill. Our other location is still open and operating and is not on the initial closure list.

Lease Expirations

The following table sets forth a summary, as of March 31, 2024, of lease expirations scheduled to occur during the remainder of 2024 and each of the calendar years from 2025 to 2033 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to March 31, 2024. Annualized base rent represents the rent in-place of the applicable property at March 31, 2024. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $101,667 or $19.64 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2024 (including month-to-month)	88	338,945	5.1%	$8,304	7.4%	$24.50
2025	137	771,010	11.6%	16,787	15.0%	21.77
2026	106	461,998	7.0%	10,337	9.3%	22.37
2027	125	878,803	13.3%	14,967	13.4%	17.03
2028	143	1,414,653	21.3%	18,568	16.7%	13.13
2029	81	749,311	11.3%	11,770	10.6%	15.71
2030	29	319,459	4.8%	5,732	5.1%	17.94
2031	23	203,017	3.1%	3,944	3.5%	19.43
2032	30	200,551	3.0%	4,761	4.3%	23.74
2033	29	208,789	3.2%	3,883	3.5%	18.60
Thereafter	27	1,080,430	16.3%	12,441	11.2%	11.52
Leased Total	818	6,626,966	100.0%	$111,494	100.0%	$16.82

Liquidity and Capital Resources

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on mortgage loans and Credit Facility	•	Cash receipts from our tenants
•	Property operating expenses	•	Sale of shares through the DRP
•	General and administrative expenses	•	Proceeds from new or refinanced mortgage loans
•	Distributions to stockholders	•	Borrowing on our Credit Facility
•	Fees payable to our Business Manager and Real Estate Manager	•	Proceeds from sales of real estate (if any)*
•	Repurchases of shares under the SRP	•	Proceeds from issuance of securities (if any) other than through the DRP*
•	Capital expenditures, tenant improvements and leasing commissions
•	Acquisitions of real estate directly or through joint ventures*
•	Redevelopments of entire properties or certain spaces within our properties*

*We cannot provide any assurance that we will be able to sell properties or issue new securities to raise capital when we would like, for example, to increase the proportion of grocery-anchored or shadow-anchored properties or increase the size of our portfolio of properties, or under terms that would be acceptable to us considering factors such as the anticipated use of the proceeds. Because the our common stock is not listed on a national securities exchange, our ability to access the public or private market, particularly for equity capital, is limited.

At March 31, 2024, we had $132 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. At March 31, 2024, the interest rates on the Revolving Credit Facility and the Term Loan were 7.33% and 4.39%, respectively. At March 31, 2023, the interest rates on the Revolving Credit Facility and the Term Loan were 6.66% and 4.33%, respectively. The Revolving Credit Facility matures on February 3, 2026 subject to a twelve month extension, at the Company’s option. The Term Loan matures on February 3, 2027. As of May 8, 2024, we had $68 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants which could further limit the amount available, of the Credit Agreement that governs the Credit Facility. Although $68 million is the maximum available, covenant limitations affect what we can actually draw, and we expect to have substantially less than $68 million actually available to draw or otherwise undertake as additional debt. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would shrink availability under the Credit Facility.

As of March 31, 2024, we had total debt outstanding of $845 million, excluding unamortized debt issuance costs, which bore interest at a weighted average interest rate of 4.78% per annum. As of March 31, 2024, the weighted average years to maturity for our debt was 2.5 years. As of both March 31, 2024 and December 31, 2023, our borrowings were 52% of the purchase price of our investment properties. At March 31, 2024, our cash and cash equivalents balance was $7.7 million.

As of May 8, 2024, in the next twelve months, we do not have any mortgage loans maturing.

During the three months ended March 31, 2024, we repurchased $1.7 million of shares of common stock.

During the three months ended March 31, 2024, we spent $3.1 million on capital expenditures and tenant improvements, which is approximately $2.1 million more than we did in the three months ended March 31, 2023. We expect to materially increase spending on tenant improvements in connection with new or renewed leases and capital expenditures in 2024 but do not anticipate a material effect on our liquidity from this increase, assuming the businesses of our tenants, including those that were negatively affected by the COVID-19 pandemic, remain steady or improve or they otherwise continue to pay their rent and fulfill their lease obligations.

As of March 31, 2024, we have paid all interest and principal amounts when due, and were in compliance with all financial covenants under the Credit Facility as amended.

Cash Flow Analysis

	Three Months Ended March 31,		Change
	2024	2023	2024 vs. 2023
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$11,866	$12,406	$(540)
Net cash flows used in investing activities	$(3,144)	$(1,030)	$(2,114)
Net cash flows used in financing activities	$(6,989)	$(4,102)	$(2,887)

Operating activities

The decrease in cash from operating activities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a decrease in prepaid rental income partially offset by a decrease in accounts receivable.

Investing activities

	Three Months Ended March 31,		Change
	2024	2023	2024 vs. 2023
	(Dollar amounts in thousands)
Capital expenditures	$(3,144)	$(1,030)	$(2,114)
Net cash used in investing activities	$(3,144)	$(1,030)	$(2,114)

The increase in cash used for investing activities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to an increase in capital expenditures.

Financing activities

	Three Months Ended March 31,		Change
	2024	2023	2024 vs. 2023
	(Dollar amounts in thousands)
Total changes related to debt	$(2,084)	$(80)	$(2,004)
Proceeds from the distribution reinvestment plan, net of shares repurchased	—	885	(885)
Distributions paid	(4,905)	(4,907)	2
Net cash used in financing activities	$(6,989)	$(4,102)	$(2,887)

During the three months ended March 31, 2024, changes in total debt decreased $2.0 million from the three months ended March 31, 2023 primarily due to net repayment of $2.0 million on the credit facility. During the three months ended March 31, 2024, we generated proceeds from the sale of shares pursuant to the DRP of $1.7 million. For the three months ended March 31, 2024, share repurchases were $1.7 million. During the three months ended March 31, 2024, we paid $4.9 million in distributions.

Distributions

Distributions when declared are paid quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the three months ended March 31, 2024 and 2023 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Three Months Ended March 31,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operating Activities
2024	$4,902	$0.135600	$3,214	$1,691	$4,905	$11,866
2023	$4,912	$0.135600	$3,132	$1,775	$4,907	$12,406

(1)
Distributions were funded by cash flows from operating activities during the three months ended March 31, 2024 and 2023.

Share Repurchases

Refer to “Part II. Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Securities – Share Repurchase Program” for details regarding our SRP. The SRP is funded by the proceeds from the DRP.

Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2024 and 2023. Dollar amounts are stated in thousands.

We generate primarily all of our net operating income from property operations. All 52 investment properties we currently own were held for the entirety of both the three months ended March 31, 2024 and 2023.

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

The following table presents the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three months ended March 31, 2024 and 2023, along with a reconciliation to net loss, calculated in accordance with GAAP.

Comparison of the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Change
	(Dollar amounts in thousands)
Rental income	$37,059	$36,398	$661
Other property income	118	49	69
Total income	37,177	36,447	730

Property operating expenses	7,146	6,793	353
Real estate tax expense	4,783	5,254	(471)
Total property operating expenses	11,929	12,047	(118)

Property net operating income	25,248	24,400	848

Straight-line income (expense), net	175	(133)	308
Amortization of intangibles and lease incentives	(55)	27	(82)
General and administrative expenses	(1,544)	(1,528)	(16)
Business management fee	(2,255)	(2,716)	461
Depreciation and amortization	(14,559)	(14,912)	353
Interest expense	(10,430)	(10,409)	(21)
Interest and other income	82	20	62
Net loss	$(3,338)	$(5,251)	$1,913

Net loss. Net loss was $3,338 and $5,251 for the three months ended March 31, 2024 and 2023, respectively.

Total property net operating income. During the three months ended March 31, 2024, property net operating income increased $848, total property income increased $730, and total property operating expenses including real estate tax expense decreased $118.

The increase in total property income is primarily due to an increase in base rent and an increase in percentage rent during the three months ended March 31, 2024. The increase in property operating expenses is primarily due to an increase in snow removal costs, higher repairs and maintenance costs due to the timing of projects and an increase in insurance premium costs compared to 2023. The decrease in real estate tax expense is due to change in estimates for prior year actuals.

Straight-line income (expense), net. Straight-line income (expense), net increased $308 in 2024 compared to 2023. This increase is primarily due to lower straight-line write-offs in 2024 compared to 2023.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives decreased $82 in 2024 compared to 2023. The decrease is primarily due to fully amortized intangibles and fewer write-offs for early terminations.

General and administrative expenses. General and administrative expenses increased $16 in 2024 compared to 2023.

Business management fee. Business management fees decreased $461 in 2024 compared to 2023. The decrease is primarily due to an amendment to the agreement that reduced the base fee. As noted herein, the amount we pay Mr. Zalatoris under the CEO Agreement with him reduces our payment under the Business Management Agreement on a dollar-for-dollar basis. During the three months ended March 31, 2024, total costs incurred under the CEO Agreement were $59, which are included in general and administrative expenses.

Depreciation and amortization. Depreciation and amortization decreased $353 in 2024 compared to 2023. The decrease is primarily due to a larger amount of fully amortized assets in 2024 compared to 2023.

Interest expense. Interest expense increased $21 in 2024 compared to 2023.

Interest and other income. Interest and other income increased $62 in 2024 compared to 2023.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the three months ended March 31, 2024. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	35	248,341	$20.32	$19.49	4.3%	4.7	$1.14
Comparable New Leases	4	7,613	$38.87	$35.71	8.8%	5.7	$12.41
Non-Comparable New and Renewal Leases (a)	7	24,627	$16.14	N/A	N/A	4.7	$12.70
Total	46	280,581

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

Our FFO and MFFO for the three months ended March 31, 2024 and 2023 are calculated as follows:

		Three Months Ended March 31,
		2024	2023
		(Dollar amounts in thousands)
	Net loss	$(3,338)	$(5,251)
Add:	Depreciation and amortization related to investment properties	14,559	14,912
	Funds from operations (FFO)	11,221	9,661

Less:	Amortization of acquired lease intangibles, net	5	(76)
	Straight-line income (expense), net	(175)	133
	Modified funds from operations (MFFO)	$11,051	$9,718

Subsequent Events

For information related to subsequent events, reference is made to Note 14 – “Subsequent Events” which is included in our March 31, 2024 Notes to Consolidated Financial Statements in Item 1.

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

As of March 31, 2024, we had outstanding debt of $844.9 million, excluding unamortized debt issuance costs, bearing interest rates ranging from 3.70% to 7.33% per annum. The weighted average interest rate was 4.78%, which includes the effect of interest rate swaps. As of March 31, 2024, the weighted average years to maturity for our mortgages and credit facility payable was 2.5 years.

As of March 31, 2024, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $111.9 million and a fair value of $105.8 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $1.7 million at March 31, 2024. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $1.7 million at March 31, 2024.

As of March 31, 2024, we had $182 million of debt or 21.5% of our total debt, excluding unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 6.52% per annum. We had additional variable rate debt subject to swap agreements of $551 million, or 65.2% of our total debt, excluding unamortized debt issuance costs, at March 31, 2024.

If interest rates on all debt which bears interest at variable rates as of March 31, 2024 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $1.8 million annually. If interest rates on all debt which bears interest at variable rates as of March 31, 2024 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

For information related to derivatives, reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our March 31, 2024 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended March 31, 2024 (Dollar amounts in thousands except per share amounts):

Period	Total Shares Requested to be Repurchased(1)	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 2024	2,238,244	106,452	$15.89	$1,691	106,452	1,701,741
February 2024	—	—	—	—	—	1,701,741
March 2024	—	—	—	—	—	1,701,741
Total	2,238,244	106,452	$15.89	$1,691	106,452
(1)
Total shares requested to be repurchased in January 2024 includes requests that rolled over from the prior year.
(2)
Our SRP was announced on October 18, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended March 31, 2024, none of the Company’s directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

Exhibit Index

Exhibit No.	Description

3.1

Third Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2022 (file number 000-55146))

3.2

Articles Supplementary relating to the Company’s election to be subject to Section 3-803 of the MGCL (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 28, 2022 (file number 000-55146))

3.3

Fourth Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 6, 2023 (file number 000-55146))

10.1

Fourth Amended and Restated Business Management Agreement, dated January 19, 2024, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 19, 2024 (file number 000-55146))

10.2

Agreement, dated as of January 19, 2024, by and between Inland Real Estate Income Trust, Inc. and Mark E. Zalatoris (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 19, 2024 (file number 000-55146))

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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mark E. Zalatoris
By:	Mark E. Zalatoris
President and Chief Executive Officer (principal executive officer)
Date:	May 8, 2024

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	May 8, 2024