Form 10-Q
period 2024-06-30
Inland Real Estate Income Trust, Inc.
filed 2024-08-13
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

Yes ☐ No ☒

As of August 12, 2024, there were 36,108,944 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Assets:
Investment properties held and used:
Land	$330,456	$330,456
Building and other improvements	1,216,555	1,209,740
Total	1,547,011	1,540,196
Less accumulated depreciation	(359,551)	(335,700)
Net investment properties held and used	1,187,460	1,204,496
Cash and cash equivalents	10,706	5,975
Restricted cash	479	479
Accounts and rent receivable	21,983	23,645
Acquired lease intangible assets, net	55,445	61,827
Operating lease right-of-use asset, net	13,550	13,745
Other assets	37,285	33,873
Total assets	$1,326,908	$1,344,040

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$840,320	$843,890
Accounts payable and accrued expenses	13,087	11,182
Operating lease liability	25,137	24,992
Distributions payable	4,899	4,905
Acquired intangible liabilities, net	35,759	37,420
Due to related parties	2,757	2,796
Other liabilities	8,295	10,500
Total liabilities	930,254	935,685

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,120,853 and 36,163,852 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	36	36
Additional paid in capital	816,094	816,047
Accumulated distributions and net loss	(449,196)	(432,854)
Accumulated other comprehensive income	29,720	25,126
Total stockholders’ equity	396,654	408,355
Total liabilities and stockholders’ equity	$1,326,908	$1,344,040

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income:
Rental income	$37,438	$38,473	$74,787	$74,935
Other property income	62	93	180	142
Total income	37,500	38,566	74,967	75,077

Expenses:
Property operating expenses	7,420	7,108	14,736	14,071
Real estate tax expense	4,710	4,261	9,493	9,515
General and administrative expenses	1,434	1,231	2,978	2,759
Business management fee	2,231	2,300	4,486	5,016
Depreciation and amortization	14,594	15,228	29,153	30,140
Total expenses	30,389	30,128	60,846	61,501

Other Income (Expense):
Interest expense	(10,386)	(10,806)	(20,816)	(21,215)
Interest and other income	72	55	154	75
Net loss	$(3,203)	$(2,313)	$(6,541)	$(7,564)

Net loss per common share, basic and diluted	$(0.09)	$(0.06)	$(0.18)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	36,130,886	36,205,797	36,141,292	36,212,529

Comprehensive income (loss):
Net loss	$(3,203)	$(2,313)	$(6,541)	$(7,564)
Unrealized gain on derivatives	3,187	14,170	13,253	9,625
Reclassification adjustment for amounts included in net loss	(4,322)	(3,849)	(8,659)	(7,334)
Comprehensive (loss) income	$(4,338)	$8,008	$(1,947)	$(5,273)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands, except per share amounts)

For the Three Months Ended June 30, 2024
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2024	36,142,573	$36	$816,071	$(441,094)	$30,855	$405,868

Distributions declared ($0.135600 per share)	—	—	—	(4,899)	—	(4,899)
Proceeds from distribution reinvestment plan	86,992	—	1,668	—	—	1,668
Shares repurchased	(108,712)	—	(1,668)	—	—	(1,668)
Unrealized gain on derivatives	—	—	—	—	3,187	3,187
Reclassification adjustment for amounts included in net loss	—	—	—	—	(4,322)	(4,322)
Equity-based compensation	—	—	23	—	—	23
Net loss	—	—	—	(3,203)	—	(3,203)
Balance at June 30, 2024	36,120,853	$36	$816,094	$(449,196)	$29,720	$396,654

For the Three Months Ended June 30, 2023
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2023	36,216,874	$36	$815,856	$(408,260)	$26,140	$433,772

Distributions declared ($0.135600 per share)	—	—	—	(4,901)	—	(4,901)
Proceeds from distribution reinvestment plan	87,963	—	1,747	—	—	1,747
Shares repurchased	(110,190)	—	(1,751)	—	—	(1,751)
Unrealized gain on derivatives	—	—	—	—	14,170	14,170
Reclassification adjustment for amounts included in net loss	—	—	—	—	(3,849)	(3,849)
Equity-based compensation	1,469	—	22	—	—	22
Net loss	—	—	—	(2,313)	—	(2,313)
Balance at June 30, 2023	36,196,116	$36	$815,874	$(415,474)	$36,461	$436,897

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands, except per share amounts)

For the Six Months Ended June 30, 2024
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	36,163,852	$36	$816,047	$(432,854)	$25,126	$408,355

Distributions declared ($0.271200 per share)	—	—	—	(9,801)	—	(9,801)
Proceeds from distribution reinvestment plan	172,165	—	3,359	—	—	3,359
Shares repurchased	(215,164)	—	(3,359)	—	—	(3,359)
Unrealized gain on derivatives	—	—	—	—	13,253	13,253
Reclassification adjustment for amounts included in net loss	—	—	—	—	(8,659)	(8,659)
Equity-based compensation	—	—	47	—	—	47
Net loss	—	—	—	(6,541)	—	(6,541)
Balance at June 30, 2024	36,120,853	$36	$816,094	$(449,196)	$29,720	$396,654

For the Six Months Ended June 30, 2023
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2022	36,184,058	$36	$814,949	$(398,097)	$34,170	$451,058

Distributions declared ($0.271200 per share)	—	—	—	(9,813)	—	(9,813)
Proceeds from distribution reinvestment plan	175,878	—	3,522	—	—	3,522
Shares repurchased	(165,289)	—	(2,641)	—	—	(2,641)
Unrealized gain on derivatives	—	—	—	—	9,625	9,625
Reclassification adjustment for amounts included in net loss	—	—	—	—	(7,334)	(7,334)
Equity-based compensation	1,469	—	44	—	—	44
Net loss	—	—	—	(7,564)	—	(7,564)
Balance at June 30, 2023	36,196,116	$36	$815,874	$(415,474)	$36,461	$436,897

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,541)	$(7,564)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,153	30,140
Amortization of debt issuance costs and mortgage premiums, net	598	622
Amortization of acquired market leases, net	9	(2,421)
Amortization of equity-based compensation	47	44
Reduction in the carrying amount of the right-of-use-asset	195	208
Straight-line income, net	(743)	(284)
Other non-cash adjustments	94	98
Changes in assets and liabilities:
Accounts payable and accrued expenses	2,082	2,751
Accounts and rent receivable	2,405	719
Other assets	242	—
Due to related parties	(7)	(1,207)
Operating lease liability	145	136
Other liabilities	(1,912)	1,710
Net cash flows provided by operating activities	25,767	24,952

Cash flows from investing activities:
Capital expenditures	(7,061)	(3,521)
Net cash flows used in investing activities	(7,061)	(3,521)

Cash flows from financing activities:
Payment of credit facility	(6,000)	(8,576)
Proceeds from credit facility	2,000	44,576
Payment of mortgages payable	(168)	(41,510)
Proceeds from the distribution reinvestment plan	3,359	3,522
Shares repurchased	(3,359)	(2,641)
Distributions paid	(9,807)	(9,819)
Early termination of interest rate swap agreements, net	—	369
Net cash flows used in financing activities	(13,975)	(14,079)

Net increase in cash, cash equivalents and restricted cash	4,731	7,352
Cash, cash equivalents and restricted cash, at beginning of the period	6,454	5,334
Cash, cash equivalents and restricted cash, at end of period	$11,185	$12,686

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:

Cash paid for interest	$20,829	$19,754

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$1,087	$578

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

The Company has no employees. The Company is managed by IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”), pursuant to a business management agreement, dated October 18, 2012 (as amended, the “Business Management Agreement”) with the Business Manager. The Company entered into an agreement with Mark Zalatoris (the “CEO Agreement”) to, among other things, compensate him for performing services as the Company’s president and chief executive officer. In connection with entering into the CEO Agreement, the Company entered into the Fourth Amended and Restated Business Management Agreement, dated January 19, 2024 (the “Fourth Business Management Agreement”) effective February 1, 2024 with the Business Manager to, among other things, provide the Company with the authority to engage a person not affiliated with or employed by the Business Manager to serve as president and chief executive officer of the Company and to reduce the business management fee payable to the Business Manager by the amount of any payments made to Mr. Zalatoris under the CEO Agreement. Mr. Zalatoris is not an employee of the Company and is not an officer or director of the Business Manager but has the authority under the CEO Agreement and the Business Management Agreement to direct the day-to day operations of the Business Manager.

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

As of June 30, 2024, the Company owned 52 retail properties, totaling 7,167,486 square feet. The properties are located in 24 states. As of June 30, 2024, the portfolio had a physical occupancy of 92.5% and economic occupancy of 92.8%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 13, 2024, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2024, except as noted below.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	June 30,
	2024	2023
Cash and cash equivalents	$10,706	$12,208
Restricted cash	479	478
Total cash, cash equivalents, and restricted cash	$11,185	$12,686

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

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. As of June 30, 2024, there were 36,120,853 shares of common stock outstanding including 6,675,016 shares issued through the DRP, net of 4,106,634 shares repurchased through the SRP.

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

There were $1,668 and $3,359 distributions reinvested through the DRP during the three and six months ended June 30, 2024, respectively. There were $1,747 and $3,522 distributions reinvested through the DRP during the three and six months ended June 30, 2023, respectively.

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

Repurchases through the SRP were $1,668 and $3,359 for the three and six months ended June 30, 2024, respectively. Repurchases through the SRP were $1,751 and $2,641 for the three and six months ended June 30, 2023, respectively. There was zero liability related to the SRP as of June 30, 2024 and December 31, 2023.

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

Rental income related to the Company's operating leases is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Rental income - fixed payments	$29,524	$28,606	$59,199	$57,437
Rental income - variable payments (a)	7,918	7,522	15,597	15,077
Amortization of acquired lease intangibles, net	(4)	2,345	(9)	2,421
Rental income	$37,438	$38,473	$74,787	$74,935

(a) Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

As of June 30, 2024, the Company’s accounts and rent receivable, net balance was $21,983, which was net of an allowance for bad debts of $771. As of December 31, 2023, the Company’s accounts and rent receivable, net balance was $23,645, which was net of an allowance for bad debts of $871.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Intangible assets:
Acquired in-place lease value	$183,305	$183,305
Acquired above market lease value	52,640	52,640
Accumulated amortization	(180,500)	(174,118)
Acquired lease intangibles, net	$55,445	$61,827
Intangible liabilities:
Acquired below market lease value	$79,914	$79,914
Accumulated amortization	(44,155)	(42,494)
Acquired below market lease intangibles, net	$35,759	$37,420

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization recorded as amortization expense:
Acquired in-place lease value	$2,308	$3,260	$4,712	$6,212
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(830)	$(894)	$(1,670)	$(1,796)
Acquired below market leases	826	3,239	1,661	4,217
Net rental income (reduction) increase	$(4)	$2,345	$(9)	$2,421

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2024 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2024 (remainder of year)	$4,390	$1,641	$1,639
2025	6,741	2,929	3,065
2026	5,017	2,503	2,926
2027	3,609	1,858	2,724
2028	2,909	1,612	2,587
Thereafter	13,699	8,537	22,818
Total	$36,365	$19,080	$35,759

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of June 30, 2024 and December 31, 2023, the Company had the following mortgages and credit facility payable:

	June 30, 2024		December 31, 2023
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$111,851	3.84%	$112,019	3.84%
Variable rate mortgages payable with swap agreements	26,000	4.55%	26,000	4.55%
Mortgages payable	137,851	3.97%	138,019	3.97%
Credit facility payable	705,000	4.94%	709,000	4.95%
Total debt before unamortized debt issuance costs including impact of interest rate swaps	842,851	4.78%	847,019	4.79%
(Less): Unamortized debt issuance costs	(2,531)		(3,129)
Total debt	$840,320		$843,890

The Company’s indebtedness bore interest at a weighted average interest rate of 4.78% per annum as of June 30, 2024, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding unamortized debt issuance costs was $842,851 and $847,019 as of June 30, 2024 and December 31, 2023, respectively, and its estimated fair value was $837,499 and $841,313 as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, scheduled principal payments and maturities on the Company’s debt were as follows:

	June 30, 2024
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2024 (remainder of the year)	$173	$—	$—	$173
2025	295	92,656	—	92,951
2026	—	44,727	130,000	174,727
2027	—	—	575,000	575,000
2028	—	—	—	—
Thereafter	—	—	—	—
Total	$468	$137,383	$705,000	$842,851

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

As of June 30, 2024, the Company had $130,000 outstanding under the Revolving Credit Facility and $575,000 outstanding under the Term Loan. As of June 30, 2024, the interest rates on the Revolving Credit Facility and the Term Loan were 7.34% and 4.39%, respectively. As of June 30, 2024, the Company had a maximum amount of $70,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available. Although all of the amount available under the Revolving Credit Facility is available to pay off existing mortgages, due to the covenant limitations, the Company expects to have substantially less than all $70,000 available to draw or otherwise undertake as additional debt.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. As of June 30, 2024, there were 47 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of June 30, 2024, the Company was in compliance with all financial covenants related to the Credit Facility as amended.

Mortgages Payable

The Company’s mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2024, the Company was current on all of its debt service payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of June 30, 2024, the weighted average years to maturity for the Company’s mortgages payable was 1.5 years. There are no mortgage loans maturing in the next twelve months.

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

As of June 30, 2024, the Company had hedged all of its variable rate mortgage loans of $26,000 and $525,000 of the Term Loan using interest rate swap contracts. The following table summarizes the Company’s interest rate swap contracts outstanding as of June 30, 2024.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value as of June 30, 2024
Assets
December 5, 2022	December 1, 2022	January 1, 2026	One-month Term SOFR	2.25%	26,000	923
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.69%	90,000	5,834
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.85%	100,000	6,089
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.72%	85,000	5,470
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	2,383
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	2,384
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	75,000	2,980
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.77%	55,000	2,114
					$551,000	$28,177

(a)
As of June 30, 2024, the one-month term SOFR was 5.34%.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2024	2023	2024	2023
Effective portion of derivatives	$3,187	$14,170	$13,253	$9,625
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(4,322)	$(3,849)	$(8,659)	$(7,334)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $10,386 and $10,806, for the three months ended June 30, 2024 and 2023, respectively. The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $20,816 and $21,215, for the six months ended June 30, 2024 and 2023, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income (loss) is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income into income (loss) in the next 12 months is $15,211.

NOTE 7 – DISTRIBUTIONS

The table below presents the distributions paid and declared during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Distributions paid	$4,902	$4,912	$9,807	$9,819
Distributions declared	$4,899	$4,901	$9,801	$9,813

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss in the three and six months ended June 30, 2024, 4,682 and 4,135 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net loss in the three and six months ended June 30, 2023, 4,847 and 4,312 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 10 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares are issued to non-employee directors as compensation. Each restricted share entitles the holder to receive one common share when it vests. Restricted shares are included in common stock outstanding on the date of the vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the non-employee directors was $23 and $47, in the aggregate, for the three and six months ended June 30, 2024, respectively. Compensation expense associated with the restricted shares issued to the non-employee directors was $22 and $44, in the aggregate, for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the Company had $81 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.41 years. There were no restricted shares that vested during the three and six months ended June 30, 2024. The total fair value at the vesting date for restricted shares that vested during both the three and six months ended June 30, 2023 was $29.

A summary table of the status of the restricted shares is presented below:

Restricted Shares
Outstanding at December 31, 2023	9,477
Granted	—
Vested	—
Outstanding at June 30, 2024	9,477

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as defined by GAAP, retail real estate, for the six months ended June 30, 2024 and 2023.

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2024 and 2023. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended June 30,		Six Months Ended June 30,		Unpaid amounts as of
		2024	2023	2024	2023	June 30, 2024	December 31, 2023
General and administrative reimbursements	(a)	$426	$505	$828	$942	$286	$268

Real estate management fees		$1,434	$1,381	$2,904	$2,876	$—	$—
Property operating expenses		505	533	930	1,001	53	15
Construction management fees		144	99	188	99	41	74
Leasing fees		134	89	224	156	146	128
Total real estate management related costs	(b)	$2,217	$2,102	$4,246	$4,132	$240	$217

Business management fees	(c)	2,231	$2,300	$4,486	$5,016	$2,231	$2,311

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
(c)
Prior to April 1, 2023, the Company paid the Business Manager an annual business management fee equal to 0.65% of its “average invested assets.” The fee was payable quarterly in an amount equal to 0.1625% of its average invested assets as of the last day of the immediately preceding quarter. Effective April 1, 2023, the Company began paying the Business Manager an annual business management fee equal to 0.55% of its “averaged invested assets.” The fee is payable quarterly in an amount equal to 0.1375% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. Unpaid amounts are included in due to related parties on the consolidated balance sheets. The Business Management Agreement terminates on March 31, 2027.

On January 19, 2024, the Company entered into the Fourth Business Management Agreement with the Business Manager effective February 1, 2024, to, among other things, provide the Company with the authority to engage a person not affiliated with or employed by the Business Manager to serve as president and chief executive officer of the Company and to reduce the business management fee payable to the Business Manager by the amount of any payment made to any third-party person as compensation for service as the Company’s president and chief executive officer. In connection with the CEO Agreement entered into with Mr. Zalatoris, the Business Management Fee is reduced by the amount of any payments made to Mr. Zalatoris under the CEO Agreement. The foregoing description is qualified by reference to the Fourth Business Management Agreement in its entirety. During the three and six months ended June 30,

2024, total costs incurred under the CEO Agreement were $88 and $147, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of June 30, 2024 and December 31, 2023.

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2024
Interest rate swap agreements - Other assets	$—	$28,177	$—	$28,177
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—
December 31, 2023
Interest rate swap agreements - Other assets	$—	$23,285	$—	$23,285
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—

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

NOTE 14 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Company has evaluated events that occurred subsequent to June 30, 2024 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the consolidated financial statements.

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
•
Our Business Manager and its affiliates face conflicts of interest caused by, among other things, their compensation arrangements with us, and the simultaneous overlapping leadership roles certain of our executive officers have at the Business Manager and its affiliates, which could result in actions that are not in the long-term best interests of our stockholders;
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
•
We have incurred net losses on a GAAP basis for the three and six months ended June 30, 2024 and 2023, and for the year ended December 31, 2023, and future net losses could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness or pay distributions to our stockholders;
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

The following discussion and analysis relates to the three and six months ended June 30, 2024 and 2023 and as of June 30, 2024 and December 31, 2023. Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

We routinely post important information about us and our business, including financial and other information for investors, on our website. We encourage investors to visit our website at inland-investments.com/inland-income-trust from time to time, as information is updated and new information is posted.

Overview

We were formed as a Maryland corporation on August 24, 2011 and elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the year ended December 31, 2013. We have no employees. We are managed by our business manager, IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager.” We have also entered into an agreement with Mark Zalatoris (the “CEO Agreement”) to, among other things, compensate him for performing services as our president and chief executive officer. In connection with entering into the CEO Agreement, we entered into the Fourth Amended and Restated Business Management Agreement, dated January 19, 2024 (“Fourth Business Management Agreement”) with the Business Manager to, among other things, reduce the business management fee payable to the Business Manager by the amount of any payments made to Mr. Zalatoris under the CEO Agreement. Mr. Zalatoris is not an employee of the Company and is not an officer or director of the Business Manager but has the authority under the CEO Agreement and the Fourth Business Management Agreement to direct the day-to day operations of the Business Manager.

We are primarily focused on acquiring and owning retail properties and intend to target a portfolio substantially all of which would be comprised of grocery-anchored properties as described below. We have invested in joint ventures and, to the extent we have available capital, may invest again in additional joint ventures or acquire other real estate assets such as office and medical office buildings, multi-family properties and industrial/distribution and warehouse facilities if management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities. There were no acquisitions or dispositions in the three and six months ended June 30, 2024.

On March 4, 2024, our board of directors determined an estimated per share net asset value of our common stock of $19.17 as of December 31, 2023, compared to the previous estimated value of $19.86 as of December 31, 2022. As of June 30, 2024, we had total assets of $1.3 billion on our balance sheet and owned 52 properties located in 24 states containing 7.2 million square feet. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. As of June 30, 2024, grocery-anchored or grocery shadow-anchored shopping center properties represented 87% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center which we own that is located near a grocery store that we do not own but that we believe generates traffic for the shopping center. As of June 30, 2024, the portfolio properties have an economic occupancy of 92.8% and staggered lease maturity dates. Grocery tenants accounted for 17% of our annualized base rent (“ABR”) as of June 30, 2024.

Inflation and Interest Rates

Inflationary pressures and high interest rates could result in reductions in consumer spending and retailer profitability that impacts our ability to grow rents and tenant demand for new and existing store locations. Regardless of high inflation levels, base rent under most of our long-term anchor leases will remain constant (subject to tenants’ exercise of renewal options at pre-negotiated rent increases) until the expiration of their lease terms. While many of these leases require tenants to pay their share of shopping center operating expenses (including common area maintenance, real estate tax and insurance expenses), our ability to collect the expense increases passed through to tenants is dependent on their ability to absorb and pay these increases. Inflation may also impact other aspects of our operating costs, including fees paid to service providers, the cost to complete redevelopments and build-outs of recently leased vacancies and interest rate costs relating to variable rate loans and refinancing of lower fixed-rate indebtedness. While we have not been significantly impacted by any of these items to date, no assurances can be provided that these inflationary pressures will not have a material adverse effect on our business in the future.

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

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of June 30, 2024
Number of properties	52
Purchase price	$1,624,667
Total square footage	7,167,486
Physical occupancy	92.5%
Economic occupancy	92.8%
Weighted average remaining lease term (years) (a)	4.7
(a)
Weighted average remaining lease term is based on a weighting by ABR as of June 30, 2024.

The table below presents information for each of our investment properties as of June 30, 2024.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	—	—
Wedgewood Commons (a)	Olive Branch, MS	169,558	92.8%	94.9%	—	—
Park Avenue (a)	Little Rock, AR	78,702	95.6%	95.6%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	97.5%	97.5%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	93.5%	93.5%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	100.0%	100.0%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	70.3%	70.3%	—	—
Dogwood Festival (a)	Flowood, MS	187,468	85.4%	85.4%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	98.9%	98.9%	—	—
Harris Plaza (a)	Layton, UT	125,814	96.6%	96.6%	—	—
Dixie Valley (a)	Louisville, KY	119,981	81.1%	81.1%	—	—
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	97.4%	97.4%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	98.0%	99.3%	—	—
Harvest Square (a)	Harvest, AL	70,590	96.0%	96.0%	—	—
Heritage Square (a)	Conyers, GA	22,510	93.8%	93.8%	—	—
The Shoppes at Branson Hills (a)	Branson, MO	256,244	97.2%	97.2%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	99.1%	99.1%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	90.6%	90.6%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center (a)	Katy, TX	147,621	97.5%	97.5%	—	—
Eastside Junction (a)	Athens, AL	79,675	91.0%	91.0%	—	—
Fairgrounds Crossing (a)	Hot Springs, AR	155,127	84.9%	84.9%	—	—
Prattville Town Center (a)	Prattville, AL	168,842	98.2%	98.2%	—	—
Regal Court	Shreveport, LA	363,061	97.4%	97.4%	26,000	4.55%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza (a)	Jacksonville, NC	42,219	52.8%	52.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	90.6%	90.6%	—	—
White City (a)	Shrewsbury, MA	256,974	85.8%	85.8%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	94.7%	94.7%	—	—
Shoppes at Market Pointe (a)	Papillion, NE	253,903	95.9%	95.9%	—	—
Marketplace at El Paseo (a)	Fresno, CA	224,683	98.9%	98.9%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	78.2%	81.3%	16,591	4.25%
Milford Marketplace	Milford, CT	111,959	95.9%	95.9%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,871	92.1%	92.1%	76,533	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	89.4%	89.4%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	100.0%	100.0%	—	—
Marketplace at Tech Center (a)	Newport News, VA	210,666	89.0%	94.1%	—	—
Coastal North Town Center (a)	Myrtle Beach, SC	304,662	97.5%	97.5%	—	—
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	93.6%	93.6%	—	—
Pentucket Shopping Center (a)	Plaistow, NH	198,469	86.4%	86.4%	—	—
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
New Town (a)	Owings Mill, MD	117,593	43.8%	43.8%	—	—
Olde Ivy Village (a)	Smyrna, GA	46,500	96.7%	96.7%	—	—
Northpark Village Square (a)	Santa Clarita, CA	87,103	79.4%	79.4%	—	—
Lower Makefield Shopping Center (a)	Lower Makefield, PA	74,953	97.6%	97.6%	—	—
Denton Village (a)	Denton, TX	48,280	96.9%	96.9%	—	—
Rusty Leaf Plaza (a)	Orange, CA	59,188	97.0%	97.0%	—	—
Northville Park Place (a)	Northville, MI	78,421	98.4%	98.4%	—	—
CityPlace (a)	Woodbury, MN	174,788	98.4%	98.4%	—	—
Portfolio total		7,167,486	92.5%	92.8%	$137,851	3.97%
(a)
Property is included in the pool of unencumbered properties under our Credit Facility.
(b)
Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of June 30, 2024.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	5	$4,770	4.3%	$16.11	296,150	4.1%
The TJX Companies, Inc.	14	3,809	3.4%	10.76	354,070	4.9%
Ross Dress for Less, Inc.	10	2,772	2.5%	10.58	262,080	3.7%
Ulta Salon, Cosmetics & Fragrance Inc.	11	2,370	2.1%	21.36	110,958	1.6%
Amazon/Whole Foods Market Group, Inc.	3	2,340	2.1%	20.27	115,410	1.6%
Sprouts Farmers Market, LLC	4	2,159	1.9%	19.09	113,092	1.6%
PetSmart	7	2,103	1.9%	15.17	138,578	1.9%
Albertsons/Jewel/Shaw's	2	2,090	1.9%	16.34	127,892	1.8%
Dicks Sporting Goods, Inc.	4	1,959	1.7%	10.84	180,766	2.5%
Five Below	12	1,946	1.7%	17.02	114,369	1.6%
Top ten tenants	72	$26,318	23.5%	$14.51	1,813,365	25.3%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place as of June 30, 2024.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,386,881	20.8%	10.5%
Grocery	1,331,575	20.0%	16.9%
Lifestyle, Health Clubs, Books & Phones	872,775	13.1%	15.3%
Home Goods	815,853	12.3%	6.8%
Restaurant	648,191	9.7%	18.8%
Apparel & Accessories	455,719	6.8%	9.2%
Consumer Services, Salons, Cleaners, Banks	348,935	5.2%	9.6%
Pet Supplies	261,509	3.9%	4.0%
Sporting Goods	202,067	3.0%	2.2%
Health, Doctors & Health Foods	193,263	2.9%	5.1%
Other	136,477	2.3%	1.6%
Total	6,653,245	100.0%	100.0%

The following table sets forth a summary, as of June 30, 2024, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description – Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	48%	5.7
Junior Box	5,000-9,999	14%	4.2
Small Shop	Less than 5,000	38%	3.5
Total		100%	4.7

With respect to our locations affected by the Bed Bath and Beyond bankruptcy, we have executed a lease for three out of our four locations that closed and are in active lease negotiations with a national tenant to re-lease the last remaining space.

With respect to our locations affected by the Rite Aid bankruptcy, one of our two locations has closed and that lease was rejected. We are in possession of this space and are currently in active lease negotiations with a national tenant to re-lease this space. Our other location is still open and operating and was not included on the most recent closing list announcement.

Lease Expirations

The following table sets forth a summary, as of June 30, 2024, of lease expirations scheduled to occur during the remainder of 2024 and each of the calendar years from 2025 to 2033 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to June 30, 2024. Annualized base rent represents the rent in-place of the applicable property as of June 30, 2024. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $102,213 or $19.65 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases – Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2024 (including month-to-month)	62	222,135	3.3%	$5,081	4.5%	$22.87
2025	124	608,225	9.1%	14,053	12.5%	23.11
2026	104	459,576	6.9%	10,201	9.1%	22.20
2027	127	890,215	13.4%	15,231	13.6%	17.11
2028	145	1,417,036	21.3%	18,644	16.6%	13.16
2029	106	855,713	12.9%	14,800	13.2%	17.30
2030	40	476,311	7.2%	8,353	7.5%	17.54
2031	24	201,917	3.0%	4,009	3.6%	19.86
2032	30	200,551	3.0%	4,762	4.2%	23.75
2033	29	208,789	3.1%	3,887	3.5%	18.62
Thereafter	32	1,112,777	16.8%	13,044	11.7%	11.72
Leased Total	823	6,653,245	100.0%	$112,065	100.0%	$16.84

Refer to “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Leasing Activity” for details regarding the leasing activity during the six months ended June 30, 2024.

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

As of June 30, 2024, we had $130 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. As of June 30, 2024, the interest rates on the Revolving Credit Facility and the Term Loan were 7.34% and 4.39%, respectively. As of June 30, 2023, the interest rates on the Revolving Credit Facility and the Term Loan were 7.17% and 4.38%, respectively. The Revolving Credit Facility matures on February 3, 2026 subject to a twelve month extension, at the Company’s option. The Term Loan matures on February 3, 2027. As of August 13, 2024, we had $70 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants which could further limit the amount available, of the Credit Agreement that governs the Credit Facility. Although $70 million is the maximum available, covenant limitations affect what we can actually draw, and we expect to have substantially less than $70 million actually available to draw or otherwise undertake as additional debt. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would shrink availability under the Credit Facility.

As of June 30, 2024, we had total debt outstanding of $843 million, excluding unamortized debt issuance costs, which bore interest at a weighted average interest rate of 4.78% per annum. As of June 30, 2024, the weighted average years to maturity for our debt was 2.3 years. As of both June 30, 2024 and December 31, 2023, our borrowings were 52% of the purchase price of our investment properties. As of June 30, 2024, our cash and cash equivalents balance was $10.7 million.

As of August 13, 2024, in the next twelve months, we do not have any mortgage loans maturing.

During the six months ended June 30, 2024, we repurchased an aggregate of $3.4 million of shares of common stock.

During the six months ended June 30, 2024, we invested $7.1 million on capital expenditures and tenant improvements, which is approximately $3.5 million more than we did in the six months ended June 30, 2023. We expect to materially increase spending on tenant improvements in connection with new or renewed leases and capital expenditures in 2024 compared to 2023 but do not anticipate a material effect on our liquidity from this increase, assuming the businesses of our tenants, including those that were negatively affected by the COVID-19 pandemic, remain steady or improve or they otherwise continue to pay their rent and fulfill their lease obligations.

As of June 30, 2024, we have paid all interest and principal amounts when due, and were in compliance with all financial covenants under the Credit Facility as amended.

During the six months ended June 30, 2024, distributions reinvested through the DRP were approximately $3.4 million. The SRP is funded by the proceeds from the DRP.

Cash Flow Analysis

	Six Months Ended June 30,		Change
	2024	2023	2024 vs. 2023
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$25,767	$24,952	$815
Net cash flows used in investing activities	$(7,061)	$(3,521)	$(3,540)
Net cash flows used in financing activities	$(13,975)	$(14,079)	$104

Operating activities

The increase in cash from operating activities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to a decrease in cash paid for interest due to lower average debt outstanding and a decrease in business management fees in 2024 resulting from a change in the fee that became effective April 1, 2023 as well as the amendment entered into in connection with the CEO Agreement with Mr. Zalatoris.

Investing activities

	Six Months Ended June 30,		Change
	2024	2023	2024 vs. 2023
	(Dollar amounts in thousands)
Capital expenditures	$(7,061)	$(3,521)	$(3,540)
Net cash used in investing activities	$(7,061)	$(3,521)	$(3,540)

The increase in cash used in investing activities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to an increase in capital expenditures.

Financing activities

	Six Months Ended June 30,		Change
	2024	2023	2024 vs. 2023
	(Dollar amounts in thousands)
Total changes related to debt	$(4,168)	$(5,510)	$1,342
Proceeds from the distribution reinvestment plan, net of shares repurchased	—	881	(881)
Distributions paid	(9,807)	(9,819)	12
Early termination of interest rate swap agreements, net	—	369	(369)
Net cash used in financing activities	$(13,975)	$(14,079)	$104

During the six months ended June 30, 2024, changes in total debt decreased $1.3 million from the six months ended June 30, 2023 primarily due to lower amounts of draws and repayments on the Credit Facility and mortgages payable in 2024 compared to 2023. During the six months ended June 30, 2024, we generated proceeds from the sale of shares pursuant to the DRP of $3.4 million. For the six months ended June 30, 2024, share repurchases were $3.4 million. During the six months ended June 30, 2024, we paid $9.8 million in distributions.

Distributions

Distributions when declared are paid quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the six months ended June 30, 2024 and 2023 follows (dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Six Months Ended June 30,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operating Activities
2024	$9,801	$0.271200	$6,448	$3,359	$9,807	$25,767
2023	$9,813	$0.271200	$6,297	$3,522	$9,819	$24,952

(1)
Distributions were funded by cash flows from operating activities during the six months ended June 30, 2024 and 2023.

Share Repurchases

Refer to “Part II. Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Securities – Share Repurchase Program” for details regarding our SRP. The SRP is funded by the proceeds from the DRP.

Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2024 and 2023. Dollar amounts are stated in thousands.

We generate primarily all of our net operating income from property operations. All 52 investment properties we currently own were held for the entirety of both the three and six months ended June 30, 2024 and 2023.

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

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three and six months ended June 30, 2024 and 2023, along with a reconciliation to net loss, calculated in accordance with GAAP.

Comparison of the three months ended June 30, 2024 and 2023

	Three Months Ended June 30,
	2024	2023	Change
	(Dollar amounts in thousands)
Rental income	$37,101	$36,159	$942
Other property income	$62	(137)	199
Total income	37,163	36,022	1,141

Property operating expenses	7,250	6,937	313
Real estate tax expense	4,710	4,261	449
Total property operating expenses	11,960	11,198	762

Property net operating income	25,203	24,824	379

Straight-line income (expense), net	228	77	151
Amortization of intangibles and lease incentives	(61)	2,296	(2,357)
General and administrative expenses	(1,434)	(1,231)	(203)
Business management fee	(2,231)	(2,300)	69
Depreciation and amortization	(14,594)	(15,228)	634
Interest expense	(10,386)	(10,806)	420
Interest and other income	72	55	17
Net loss	$(3,203)	$(2,313)	$(890)

Net loss. Net loss was $3,203 and $2,313 for the three months ended June 30, 2024 and 2023, respectively.

Total property net operating income. During the three months ended June 30, 2024, property net operating income increased $379, total property income increased $1,141, and total property operating expenses including real estate tax expense increased $762.

The increase in total property income is primarily due to an increase in base rent in new leases and step-up rent on existing leases and an increase in percentage rent. The increase in property operating expenses is primarily due to an increase in insurance premiums and repairs and maintenance costs in 2024. The increase in real estate tax expense is due to an increase in estimates for 2024 taxes.

Straight-line income (expense), net. Straight-line income (expense), net increased $151 in 2024 compared to 2023. The increase is primarily due to lower straight-line write-offs in 2024 compared to 2023.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives decreased $2,357 in 2024 compared to 2023. The decrease is primarily due to fully amortized intangibles and fewer write-offs for early terminations.

General and administrative expenses. General and administrative expenses increased $203 in 2024 compared to 2023. The increase is primarily due to the amount paid to Mr. Zalatoris under the CEO Agreement and an increase in professional fees.

Business management fee. Business management fees decreased $69 in 2024 compared to 2023. The decrease is primarily due to the amount we pay Mr. Zalatoris under the CEO Agreement, which reduces our payment under the Business Management Agreement on a dollar-for-dollar basis. During the three months ended June 30, 2024, total costs incurred under the CEO Agreement were $88, which are included in general and administrative expenses.

Depreciation and amortization. Depreciation and amortization decreased $634 in 2024 compared to 2023. The decrease is primarily due to a larger amount of fully amortized assets in 2024 compared to 2023.

Interest expense. Interest expense decreased $420 in 2024 compared to 2023. The decrease is primarily due to lower average debt outstanding and a decrease in interest rate swap amortization.

Interest and other income. Interest and other income increased $17 in 2024 compared to 2023.

Comparison of the six months ended June 30, 2024 and 2023

	Total
	Six Months Ended June 30,
	2024	2023	Change
Rental income	$74,160	$72,557	$1,603
Other property income	180	(88)	268
Total income	74,340	72,469	1,871

Property operating expenses	14,396	13,730	666
Real estate tax expense	9,493	9,515	(22)
Total property operating expenses	23,889	23,245	644

Property net operating income	50,451	49,224	1,227

Straight-line income (expense), net	403	(56)	459
Amortization of intangibles and lease incentives	(116)	2,323	(2,439)
General and administrative expenses	(2,978)	(2,759)	(219)
Business management fee	(4,486)	(5,016)	530
Depreciation and amortization	(29,153)	(30,140)	987
Interest expense	(20,816)	(21,215)	399
Interest and other income	154	75	79
Net loss	$(6,541)	$(7,564)	$1,023

Net loss. Net loss was $6,541 and $7,564 for the six months ended June 30, 2024 and 2023, respectively.

Total property net operating income. During the six months ended June 30, 2024, property net operating income increased $1,227, total property income increased $1,871, and total property operating expenses including real estate tax expense increased $644.

The increase in total property income is primarily due to an increase in base rent in new leases and step-up rent on existing leases, an increase in percentage rent and an increase in tenant recovery income. The increase in property operating expenses is primarily due to an increase in snow removal costs, higher repairs and maintenance costs due to the timing of projects and an increase in insurance premium costs compared to 2023.

Straight-line income (expense), net. Straight-line income (expense), net increased $459 in 2024 compared to 2023. The increase is primarily due to lower straight-line write-offs in 2024 compared to 2023.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives decreased $2,439 in 2024 compared to 2023. The decrease is primarily due to fully amortized intangibles and fewer write-offs for early terminations.

General and administrative expenses. General and administrative expenses increased $219 in 2024 compared to 2023. The increase is primarily due to the amount paid to Mr. Zalatoris under the CEO Agreement and an increase in professional fees. Amounts paid to Mr. Zalatoris reduce the amount paid by the Company to the Business Manager under the Business Management Agreement on a dollar-for-dollar basis.

Business management fee. Business management fees decreased $530 in 2024 compared to 2023. The decrease is primarily due to an amendment to the Business Management Agreement that reduced the base fee. As noted herein, the amount we pay Mr. Zalatoris under the CEO Agreement reduces our payment under the Business Management Agreement on a dollar-for-dollar basis. During the six months ended June 30, 2024, total costs incurred under the CEO Agreement were $147, which are included in general and administrative expenses.

Depreciation and amortization. Depreciation and amortization decreased $987 in 2024 compared to 2023. The decrease is primarily due to a larger amount of fully amortized assets in 2024 compared to 2023.

Interest expense. Interest expense decreased $399 in 2024 compared to 2023. The decrease is primarily due to lower average debt outstanding and a decrease in interest rate swap amortization.

Interest and other income. Interest and other income increased $79 in 2024 compared to 2023.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the six months ended June 30, 2024. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	71	523,362	$20.59	$19.83	3.9%	4.8	$0.54
Comparable New Leases	7	34,433	$17.02	$16.58	2.6%	7.6	$50.44
Non-Comparable New and Renewal Leases (a)	18	126,309	$13.76	N/A	N/A	4.4	$16.14
Total	96	684,104

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

We believe our definition of MFFO, a non-GAAP measure, is consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the “Practice Guideline,” issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to straight-line rents and amortization of above and below market lease assets and liabilities, accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.

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

Our FFO and MFFO for the six months ended June 30, 2024 and 2023 are calculated as follows:

		Six Months Ended June 30,
		2024	2023
		(Dollar amounts in thousands)
	Net loss	$(6,541)	$(7,564)
Add:	Depreciation and amortization related to investment properties	29,153	30,140
	Funds from operations (FFO)	22,612	22,576

Less:	Amortization of acquired lease intangibles, net	9	(2,421)
	Straight-line income (expense), net	(403)	56
	Modified funds from operations (MFFO)	$22,218	$20,211

Subsequent Events

For information related to subsequent events, reference is made to Note 14 – “Subsequent Events” which is included in our June 30, 2024 Notes to Consolidated Financial Statements in Item 1.

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

As of June 30, 2024, we had outstanding debt of $842.9 million, excluding unamortized debt issuance costs, bearing interest rates ranging from 3.70% to 7.34% per annum. The weighted average interest rate was 4.78%, which includes the effect of interest rate swaps. As of June 30, 2024, the weighted average years to maturity for our mortgages and Credit Facility payable was 2.3 years.

As of June 30, 2024, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $111.9 million and a fair value of $106.2 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $1.5 million as of June 30, 2024. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $1.5 million as of June 30, 2024.

As of June 30, 2024, we had $180 million of debt or 21.4% of our total debt, excluding unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 6.52% per annum. We had additional variable rate debt subject to swap agreements of $551 million, or 65.4% of our total debt, excluding unamortized debt issuance costs, as of June 30, 2024.

If interest rates on all debt which bears interest at variable rates as of June 30, 2024 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $1.8 million annually. If interest rates on all debt which bears interest at variable rates as of June 30, 2024 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

For information related to derivatives, reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our June 30, 2024 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Share Repurchase Program

Our board of directors, in its sole discretion, may amend, suspend (in whole or in part), or terminate our SRP. In the event that we amend, suspend or terminate the SRP, however, we will send stockholders notice of the change at least thirty days prior to the change, and we will disclose the change in a report filed with the Securities and Exchange Commission on either Current Report on Form 8-K, Quarterly Report on Form 10-Q or Annual Report on Form 10-K, as appropriate. Further, our board reserves the right in its sole discretion, at any time, and from time to time to reject any requests for repurchases.

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended June 30, 2024 (Dollar amounts in thousands except per share amounts):

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2024 – April 30, 2024	2,407,960 (1)	108,712	$15.34	$1,668	108,712	1,593,029
May 1 2024 – May 31, 2024	—	—	—	—	—	1,593,029
June 1, 2024 -June 30, 2024	—	—	—	—	—	1,593,029
Total	2,407,960	108,712	$15.34	$1,668	108,712
(1)
Includes requests that rolled over from the prior period.
(2)
Our SRP was announced on October 18, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended June 30, 2024, none of the Company’s directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mark E. Zalatoris
By:	Mark E. Zalatoris
President and Chief Executive Officer (principal executive officer)
Date:	August 13, 2024

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	August 13, 2024