Form 10-Q
period 2024-09-30
Inland Real Estate Income Trust, Inc.
filed 2024-11-07
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

Yes ☐ No ☒

As of November 6, 2024, there were 36,108,936 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Assets:
Investment properties held and used:
Land	$330,456	$330,456
Building and other improvements	1,220,339	1,209,740
Total	1,550,795	1,540,196
Less accumulated depreciation	(371,608)	(335,700)
Net investment properties held and used	1,179,187	1,204,496
Cash and cash equivalents	10,911	5,975
Restricted cash	480	479
Accounts and rent receivable	22,940	23,645
Acquired lease intangible assets, net	52,368	61,827
Operating lease right-of-use asset, net	13,454	13,745
Other assets	23,809	33,873
Total assets	$1,303,149	$1,344,040

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$835,533	$843,890
Accounts payable and accrued expenses	15,026	11,182
Operating lease liability	25,211	24,992
Distributions payable	4,896	4,905
Acquired intangible liabilities, net	34,872	37,420
Due to related parties	2,764	2,796
Other liabilities	10,839	10,500
Total liabilities	929,141	935,685

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,099,468 and 36,163,852 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	36	36
Additional paid in capital	816,118	816,047
Accumulated distributions and net loss	(457,300)	(432,854)
Accumulated other comprehensive income	15,154	25,126
Total stockholders’ equity	374,008	408,355
Total liabilities and stockholders’ equity	$1,303,149	$1,344,040

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income:
Rental income	$37,198	$36,324	$111,985	$111,259
Other property income	141	93	321	235
Total income	37,339	36,417	112,306	111,494

Expenses:
Property operating expenses	7,582	6,960	22,318	21,031
Real estate tax expense	4,483	4,508	13,976	14,023
General and administrative expenses	1,332	1,168	4,310	3,927
Business management fee	2,236	2,306	6,722	7,322
Depreciation and amortization	14,610	14,535	43,763	44,675
Total expenses	30,243	29,477	91,089	90,978

Other Income (Expense):
Interest expense	(10,402)	(10,727)	(31,218)	(31,942)
Interest and other income	99	77	253	152
Net loss	$(3,207)	$(3,710)	$(9,748)	$(11,274)

Net loss per common share, basic and diluted	$(0.09)	$(0.10)	$(0.27)	$(0.31)

Weighted average number of common shares outstanding, basic and diluted	36,109,239	36,190,954	36,130,529	36,205,258

Comprehensive loss:
Net loss	$(3,207)	$(3,710)	$(9,748)	$(11,274)
Unrealized (loss) gain on derivatives	(10,230)	7,969	3,023	17,594
Reclassification adjustment for amounts included in net loss	(4,336)	(4,270)	(12,995)	(11,604)
Comprehensive loss	$(17,773)	$(11)	$(19,720)	$(5,284)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands, except per share amounts)

For the Three Months Ended September 30, 2024
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2024	36,120,853	$36	$816,094	$(449,196)	$29,720	$396,654

Distributions declared ($0.135600 per share)	—	—	—	(4,897)	—	(4,897)
Proceeds from distribution reinvestment plan	85,651	—	1,642	—	—	1,642
Shares repurchased	(107,036)	—	(1,642)	—	—	(1,642)
Unrealized loss on derivatives	—	—	—	—	(10,230)	(10,230)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(4,336)	(4,336)
Equity-based compensation	—	—	24	—	—	24
Net loss	—	—	—	(3,207)	—	(3,207)
Balance at September 30, 2024	36,099,468	$36	$816,118	$(457,300)	$15,154	$374,008

For the Three Months Ended September 30, 2023
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2023	36,196,116	$36	$815,874	$(415,474)	$36,461	$436,897

Distributions declared ($0.135600 per share)	—	—	—	(4,916)	—	(4,916)
Proceeds from distribution reinvestment plan	87,720	—	1,742	—	—	1,742
Shares repurchased	(101,505)	—	(1,612)	—	—	(1,612)
Unrealized gain on derivatives	—	—	—	—	7,969	7,969
Reclassification adjustment for amounts included in net loss	—	—	—	—	(4,270)	(4,270)
Equity-based compensation	—	—	20	—	—	20
Net loss	—	—	—	(3,710)	—	(3,710)
Balance at September 30, 2023	36,182,331	$36	$816,024	$(424,100)	$40,160	$432,120

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands, except per share amounts)

For the Nine Months Ended September 30, 2024
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2023	36,163,852	$36	$816,047	$(432,854)	$25,126	$408,355

Distributions declared ($0.406800 per share)	—	—	—	(14,698)	—	(14,698)
Proceeds from distribution reinvestment plan	257,816	—	5,001	—	—	5,001
Shares repurchased	(322,200)	—	(5,001)	—	—	(5,001)
Unrealized gain on derivatives	—	—	—	—	3,023	3,023
Reclassification adjustment for amounts included in net loss	—	—	—	—	(12,995)	(12,995)
Equity-based compensation	—	—	71	—		71
Net loss	—	—	—	(9,748)	—	(9,748)
Balance at September 30, 2024	36,099,468	$36	$816,118	$(457,300)	$15,154	$374,008

For the Nine Months Ended September 30, 2023
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2022	36,184,058	$36	$814,949	$(398,097)	$34,170	$451,058

Distributions declared ($0.406800 per share)	—	—	—	(14,729)	—	(14,729)
Proceeds from distribution reinvestment plan	263,598	—	5,264	—	—	5,264
Shares repurchased	(266,794)	—	(4,253)	—	—	(4,253)
Unrealized gain on derivatives	—	—	—	—	17,594	17,594
Reclassification adjustment for amounts included in net loss	—	—	—	—	(11,604)	(11,604)
Equity-based compensation	1,469	—	64	—	—	64
Net loss	—	—	—	(11,274)	—	(11,274)
Balance at September 30, 2023	36,182,331	$36	$816,024	$(424,100)	$40,160	$432,120

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,748)	$(11,274)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,763	44,675
Amortization of debt issuance costs	897	921
Amortization of acquired market leases, net	(50)	(2,375)
Amortization of equity-based compensation	71	64
Reduction in the carrying amount of the right-of-use-asset	291	308
Straight-line income, net	(1,068)	(699)
Other non-cash adjustments	143	149
Changes in assets and liabilities:
Accounts payable and accrued expenses	3,162	2,175
Accounts and rent receivable	1,773	363
Other assets	165	(12)
Due to related parties	(102)	(1,251)
Operating lease liability	219	205
Other liabilities	(566)	1,137
Net cash flows provided by operating activities	38,950	34,386

Cash flows from investing activities:
Capital expenditures	(10,052)	(7,031)
Net cash flows used in investing activities	(10,052)	(7,031)

Cash flows from financing activities:
Payment of credit facility	(11,000)	(12,576)
Proceeds from credit facility	2,000	44,576
Payment of mortgages payable	(254)	(41,592)
Proceeds from the distribution reinvestment plan	5,001	5,264
Shares repurchased	(5,001)	(4,253)
Distributions paid	(14,707)	(14,729)
Early termination of interest rate swap agreements, net	—	370
Net cash flows used in financing activities	(23,961)	(22,940)

Net increase in cash, cash equivalents and restricted cash	4,937	4,415
Cash, cash equivalents and restricted cash, at beginning of the period	6,454	5,334
Cash, cash equivalents and restricted cash, at end of period	$11,391	$9,749

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:

Cash paid for interest	$31,113	$30,133

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$1,879	$983

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

NOTE 1 – ORGANIZATION

The Company was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. The Company has been primarily focused on acquiring and owning retail properties and targets a portfolio substantially all of which would be comprised of grocery-anchored properties. The Company has invested in joint ventures and may continue to invest in additional joint ventures or acquire other real estate assets if its management believes the expected returns from those investments exceed that of retail properties. The Company also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities.

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

On September 18, 2024, the Company announced that its board of directors had decided to begin a review of strategic alternatives including sale of the Company. The outcome of this review and any potential transaction or event that may result from the review will depend on several factors, many of which will be beyond the Company’s control. The board may conclude that it is in the Company’s best interest to continue with its existing business plan and to not seek a transaction or event creating liquidity for stockholders.

On September 18, 2024, in connection with the process to review strategic alternatives, including the sale of the Company, the board of directors of the Company suspended both the DRP and the SRP effective as of October 1, 2024.

On March 5, 2024, as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on the same date, the Company announced that the Company’s board of directors unanimously approved: (i) an estimated per share net asset value (the “Estimated Per Share NAV”) as of December 31, 2023, which served as the per share purchase price for shares issued under the Company’s distribution reinvestment plan (as amended, the “DRP”) beginning with the first distribution payment to stockholders in April 2024 until the Company suspended the DRP, and (ii) that, in accordance with the share repurchase program (as amended, the “SRP”) as further described below in Note 3 – “Equity”, beginning with repurchases in April 2024 and until the Company suspended the SRP, any shares accepted for ordinary repurchases and “exceptional repurchases” were repurchased at 80% of the Estimated Per Share NAV.

As of September 30, 2024, the Company owned 52 retail properties, totaling 7,167,486 square feet. The properties are located in 24 states. As of September 30, 2024, the portfolio had a physical occupancy of 93.1% and economic occupancy of 93.6%.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 13, 2024, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2024, except as noted below.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	September 30,
	2024	2023
Cash and cash equivalents	$10,911	$9,271
Restricted cash	480	478
Total cash, cash equivalents, and restricted cash	$11,391	$9,749

Accounting Pronouncements Recently Issued but Not Yet Effective

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company has not early adopted ASU 2023-07. The Company continues to evaluate this guidance and expects the standard to impact its disclosures pertaining to having a single reportable segment but does not anticipate the guidance to have an impact on the Company’s financial position, results of operations, or cash flows.

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

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. As of September 30, 2024, there were 36,099,468 shares of common stock outstanding including 6,760,667 shares issued through the DRP, net of 4,213,670 shares repurchased through the SRP.

Prior to the suspension, the Company provided the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

Through the DRP, the Company provided stockholders with the option to purchase additional shares from the Company by automatically reinvesting cash distributions, subject to certain share ownership restrictions. The Company did not pay any selling commissions, marketing contribution or due diligence expense reimbursement in connection with the DRP. Pursuant to the DRP, the price per share for shares of common stock purchased under the DRP was equal to the estimated value of one share, as determined by the Company’s board of directors and reported by the Company from time to time, until the shares become listed for trading, if a listing occurs, assuming that the DRP had not been terminated or suspended in connection with such listing.

During the suspension, stockholders participating in the DRP will not be permitted to reinvest distributions paid by the Company in additional shares. Any prior reinvested distributions will not be impacted.

There were $1,642 and $5,001 distributions reinvested through the DRP during the three and nine months ended September 30, 2024, respectively. There were $1,742 and $5,264 distributions reinvested through the DRP during the three and nine months ended September 30, 2023, respectively.

Share Repurchase Program

The Company adopted the SRP effective October 18, 2012, under which the Company was authorized to purchase shares from stockholders who purchased their shares from the Company or received their shares through a non-cash transfer and who had held their shares for at least one year. Purchases were in the Company’s sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), as defined in the SRP, the one year holding period did not apply. The SRP has been amended several times. The currently effective version, entitled the “Fifth Amended and Restated Share Repurchase Program” (the “Fifth SRP”), was adopted by the board of directors on November 7, 2023 and became effective on December 27, 2023. Under the Fifth SRP, the board of directors had the discretion to establish the proceeds available to fund repurchases each quarter and could use proceeds from all sources available to the Company, in the board of directors’ sole discretion. The board of directors also had the discretion to determine the amount of repurchases, if any, to be made each quarter based on its evaluation of the Company’s business, cash needs and any other requirements of applicable law. The entirety of the Fifth SRP can be found on the Company’s website.

The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole discretion, may, at any time, amend or terminate the SRP.

As noted herein, the Company’s board suspended the SRP in connection with the decision to review strategic alternatives. During the suspension, the Company will not repurchase shares under the SRP. Any existing unfulfilled repurchase requests will automatically roll over for processing under the terms and conditions of the SRP if the Company restarts the plan, unless a stockholder withdraws the request for repurchase. Any prior redeemed shares will not be impacted.

Repurchases through the SRP were $1,642 and $5,001 for the three and nine months ended September 30, 2024, respectively. Repurchases through the SRP were $1,612 and $4,253 for the three and nine months ended September 30, 2023, respectively. There was zero liability related to the SRP as of September 30, 2024 and December 31, 2023.

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

Rental income related to the Company's operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental income - fixed payments	$29,648	$28,943	$88,847	$86,380
Rental income - variable payments (a)	7,491	7,427	23,088	22,504
Amortization of acquired lease intangibles, net	59	(46)	50	2,375
Rental income	$37,198	$36,324	$111,985	$111,259

(a) Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

As of September 30, 2024, the Company’s accounts and rent receivable, net balance was $22,940, which was net of an allowance for bad debts of $978. As of December 31, 2023, the Company’s accounts and rent receivable, net balance was $23,645, which was net of an allowance for bad debts of $871.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Intangible assets:
Acquired in-place lease value	$183,305	$183,305
Acquired above market lease value	52,640	52,640
Accumulated amortization	(183,577)	(174,118)
Acquired lease intangibles, net	$52,368	$61,827
Intangible liabilities:
Acquired below market lease value	$79,914	$79,914
Accumulated amortization	(45,042)	(42,494)
Acquired below market lease intangibles, net	$34,872	$37,420

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization recorded as amortization expense:
Acquired in-place lease value	$2,249	$2,651	$6,961	$8,863
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(828)	$(900)	$(2,498)	$(2,696)
Acquired below market leases	887	854	2,548	5,071
Net rental income (reduction) increase	$59	$(46)	$50	$2,375

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2024 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2024 (remainder of year)	$2,142	$813	$816
2025	6,741	2,929	3,058
2026	5,017	2,503	2,920
2027	3,609	1,858	2,717
2028	2,909	1,612	2,581
Thereafter	13,699	8,536	22,780
Total	$34,117	$18,251	$34,872

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of September 30, 2024 and December 31, 2023, the Company had the following mortgages and credit facility payable:

	September 30, 2024		December 31, 2023
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$111,765	3.83%	$112,019	3.84%
Variable rate mortgages payable with swap agreements	26,000	4.55%	26,000	4.55%
Mortgages payable	137,765	3.97%	138,019	3.97%
Credit facility payable	700,000	4.80%	709,000	4.95%
Total debt before unamortized debt issuance costs including impact of interest rate swaps	837,765	4.66%	847,019	4.79%
(Less): Unamortized debt issuance costs	(2,232)		(3,129)
Total debt	$835,533		$843,890

The Company’s indebtedness bore interest at a weighted average interest rate of 4.66% per annum as of September 30, 2024, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding unamortized debt issuance costs was $837,765 and $847,019 as of September 30, 2024 and December 31, 2023, respectively, and its estimated fair value was $834,803 and $841,313 as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, scheduled principal payments and maturities on the Company’s debt were as follows:

	September 30, 2024
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2024 (remainder of the year)	$87	$—	$—	$87
2025	295	92,656	—	92,951
2026	—	44,727	125,000	169,727
2027	—	—	575,000	575,000
2028	—	—	—	—
Thereafter	—	—	—	—
Total	$382	$137,383	$700,000	$837,765

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

As of September 30, 2024, the Company had $125,000 outstanding under the Revolving Credit Facility and $575,000 outstanding under the Term Loan. As of September 30, 2024, the interest rates on the Revolving Credit Facility and the Term Loan were 6.86% and 4.35%, respectively. As of September 30, 2024, the Company had a maximum amount of $75,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available. Although all of the amount available under the Revolving Credit Facility is available to pay off existing mortgages, due to the covenant limitations, the Company expects to have substantially less than all $75,000 available to draw or otherwise undertake as additional debt.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. As of September 30, 2024, there were 47 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of September 30, 2024, the Company was in compliance with all financial covenants related to the Credit Facility as amended.

Mortgages Payable

The Company’s mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2024, the Company was current on all of its debt service payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of September 30, 2024, the weighted average years to maturity for the Company’s mortgages payable was 1.2 years.

As of November 7, 2024, the Company has one mortgage loan maturing in the next twelve months. The mortgage loan had an aggregate principal balance of $16,506 as of September 30, 2024. The Company intends to repay amounts due with cash flows from operating activities, cash on hand or proceeds available under the Revolving Credit Facility.

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

As of September 30, 2024, the Company had hedged its variable rate mortgage loan of $26,000 and $525,000 of the Term Loan using interest rate swap contracts. The following table summarizes the Company’s interest rate swap contracts outstanding as of September 30, 2024.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value as of September 30, 2024
Assets
December 5, 2022	December 1, 2022	January 1, 2026	One-month Term SOFR	2.25%	26,000	443
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.69%	90,000	3,353
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.85%	100,000	3,362
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.72%	85,000	3,126
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	849
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	849
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	75,000	1,064
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.77%	55,000	715
					$551,000	$13,761

(a)
As of September 30, 2024, the one-month term SOFR was 4.85%.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2024	2023	2024	2023
Effective portion of derivatives	$(10,230)	$7,969	$3,023	$17,594
Reclassification adjustment for amounts included in net loss (effective portion)	$(4,336)	$(4,270)	$(12,995)	$(11,604)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $10,402 and $10,727, for the three months ended September 30, 2024 and 2023, respectively. The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $31,218 and $31,942, for the nine months ended September 30, 2024 and 2023, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated statements of operations and comprehensive loss. The amount that is expected to be reclassified from accumulated other comprehensive income into income (loss) in the next 12 months is $9,098.

NOTE 7 – DISTRIBUTIONS

The table below presents the distributions paid and declared during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Distributions paid	$4,900	$4,910	$14,707	$14,729
Distributions declared	$4,897	$4,916	$14,698	$14,729

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss in the three and nine months ended September 30, 2024, 5,911 and 4,722 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net loss in the three and nine months ended September 30, 2023, 4,433 and 4,809 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 10 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares are issued to non-employee directors as compensation. Restricted shares are included in common stock outstanding on the date of the vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the non-employee directors was $24 and $71, in the aggregate, for the three and nine months ended September 30, 2024, respectively. Compensation expense associated with the restricted shares issued to the non-employee directors was $20 and $64, in the aggregate, for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the Company had $57 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.38 years. There were no restricted shares that vested during the three and nine months ended September 30, 2024. The total fair value at the vesting date for restricted shares that vested during the three and nine months ended September 30, 2023 was $0 and $29, respectively.

A summary table of the status of the restricted shares is presented below:

Restricted Shares
Outstanding at December 31, 2023	9,477
Granted	—
Vested	—
Outstanding at September 30, 2024	9,477

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as defined by GAAP, retail real estate, for the nine months ended September 30, 2024 and 2023.

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2024 and 2023. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid amounts as of
		2024	2023	2024	2023	September 30, 2024	December 31, 2023
General and administrative reimbursements	(a)	$391	$420	$1,219	$1,362	$270	$268

Real estate management fees		$1,467	$1,357	$4,371	$4,233	$—	$—
Property operating expenses		500	456	1,430	1,457	21	15
Construction management fees		153	213	341	312	144	74
Leasing fees		79	93	303	249	93	128
Total real estate management related costs	(b)	$2,199	$2,119	$6,445	$6,251	$258	$217

Business management fees	(c)	2,236	$2,306	$6,722	$7,322	$2,236	$2,311

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

On January 19, 2024, the Company entered into the Fourth Business Management Agreement with the Business Manager effective February 1, 2024, to, among other things, provide the Company with the authority to engage a person not affiliated with or employed by the Business Manager to serve as president and chief executive officer of the Company and to reduce the business management fee payable to the Business Manager by the amount of any payment made to any third-party person as compensation for service as the Company’s president and chief executive officer. In connection with the CEO Agreement entered into with Mr. Zalatoris, the Business Management Fee is reduced by the amount of any payments made to Mr. Zalatoris under the CEO Agreement. The foregoing description is qualified by reference to the Fourth Business Management Agreement in its entirety. During the three and nine months ended

September 30, 2024, total costs incurred under the CEO Agreement were $88 and $235, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2024 and December 31, 2023.

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2024
Interest rate swap agreements - Other assets	$—	$13,761	$—	$13,761
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—
December 31, 2023
Interest rate swap agreements - Other assets	$—	$23,285	$—	$23,285
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—

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

NOTE 14 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Company has evaluated events that occurred subsequent to September 30, 2024 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the consolidated financial statements.

Director Stock Awards

Pursuant to the RSP, on November 6, 2024, the Company granted each of its four independent directors 2,086.59 restricted shares for a total of 8,346 restricted shares with a total value of $160. The restricted shares will vest in equal one-third increments on November 6, 2025, 2026 and 2027.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 13, 2024, some of which are summarized below:

•
Our board is reviewing strategic alternatives, including sale of the Company. There is no assurance this review will result in a transaction or event creating liquidity for stockholders, or the value that may be generated by any transaction or event;
•
During the pendency of our board’s review of strategic alternatives, we do not expect to acquire new properties or engage in redevelopment activities which may negatively impact our ability to grow our assets and income;
•
The use of the internet by consumers to shop continues to expand which could result in a further downturn in the businesses of certain of our current tenants in their “brick and mortar” locations and could affect their ability to pay rent and their demand for space at our retail properties;
•
If our board does not pursue a sale of the Company, we may pursue redevelopment activities, which are subject to a number of risks, including, but not limited to: expending resources to determine the feasibility of the project or projects that are then not pursued or completed; construction delays or cost overruns; failure to meet anticipated occupancy or rent levels within the projected time frame, if at all; exposure to fluctuations in the general economy due to the significant time lag between commencing and completing the project; and reduced rental income during the period of time we are redeveloping an asset or assets;
•
Our Business Manager and its affiliates face conflicts of interest caused by, among other things, their compensation arrangements with us, and the simultaneous overlapping leadership roles certain of our executive officers have at the Business Manager and its affiliates, which could result in actions that are not in the long-term best interests of our stockholders;
•
Market disruptions resulting from any future disruptions from a global pandemic, the war in Ukraine and the Israeli-Hamas war, inflation, volatility in interest rates, supply chain shortages that affect our tenants or other disruptions caused by events beyond our control may adversely impact our results and financial condition, including our ability to service our debt obligations, borrow additional monies or pay distributions;
•
We have incurred net losses on a GAAP basis for the three and nine months ended September 30, 2024 and 2023, and for the year ended December 31, 2023, and future net losses could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness or pay distributions to our stockholders;
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

The following discussion and analysis relates to the three and nine months ended September 30, 2024 and 2023 and as of September 30, 2024 and December 31, 2023. Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

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

Historically, we have been operating pursuant to a strategic plan that included the goals of providing a future liquidity event to investors and creating long-term stockholder value. We have been primarily focused on acquiring and owning retail properties targeting a portfolio substantially all of which would be comprised of grocery-anchored properties. We have invested in joint ventures and, may invest again in additional joint ventures or acquire other real estate assets such as office and medical office buildings, multi-family properties and industrial/distribution and warehouse facilities if management believes the expected returns from those investments exceed that of retail properties. We also may invest in real estate-related equity securities of both publicly traded and private real estate companies, as well as commercial mortgage-backed securities. There were no acquisitions or dispositions in the three and nine months ended September 30, 2024.

The strategic plan has centered around owning a portfolio of grocery-anchored properties with lower exposure to big box retailers. Our management team has continually evaluated the opportunistic sale of certain assets with the goal of redeploying capital into the acquisition of strategically located grocery-anchored centers. We have not been actively marketing any properties for sale or seeking any acquisitions, however. We have also considered other transactions, such as redeveloping certain of our properties or portions of certain of our properties, for example, big-box spaces, to repurpose them for alternative uses. On September 18, 2024, we announced that our board had decided to begin a review of strategic alternatives including sale of the Company. There is no assurance as to how long the review will take or the outcome of the process. The outcome of any potential transaction or event will depend on several factors many of which will be beyond our control. Further, our board may conclude that it is in our best interest to continue operating pursuant to our existing strategic plan. During the pendency of this review, we do not expect to acquire any properties or redevelop existing properties although we may sell properties on an individual basis. We will continue to be impacted by: (i) evolving retail market conditions and other complex factors such as (ii) competition for our tenants from evolving internet businesses, (iii) the state of the commercial real estate market and financial markets, and (iv) changes in general economic conditions such as high interest rates, among other factors.

On March 4, 2024, our board of directors determined an estimated per share net asset value of our common stock of $19.17 as of December 31, 2023, compared to the previous estimated value of $19.86 as of December 31, 2022. As of September 30, 2024, we had total assets of $1.3 billion on our balance sheet and owned 52 properties located in 24 states containing 7.2 million square feet. A majority of our properties are multi-tenant, necessity-based retail shopping centers primarily located in major regional markets and growing secondary markets throughout the United States. As of September 30, 2024, grocery-anchored or grocery shadow-anchored shopping center properties represented 87% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center which we own that is located near a grocery store that we do not own but that we believe generates traffic for the shopping center. As of September 30, 2024, the portfolio properties have an economic occupancy of 93.6% and staggered lease maturity dates. Grocery tenants accounted for 17% of our annualized base rent (“ABR”) as of September 30, 2024.

Inflation and Interest Rates

Inflationary pressures and volatility in interest rates could result in reductions in consumer spending and retailer profitability, particularly if rates rise which may impact our ability to increase rents as well as tenant demand for new and existing store locations. Regardless of high inflation levels, base rent under most of our long-term anchor leases remain constant (subject to tenants’ exercise of renewal options at pre-negotiated rent increases) until the expiration of their lease terms, regardless of the inflation rate for any particular period. While many of our leases require tenants to pay their share of shopping center operating expenses (including common area maintenance, real estate tax and insurance expenses), our ability to collect the expense increases passed through to tenants is dependent on their ability to absorb and pay these increases. Inflation may also impact other aspects of our operating costs, including fees paid to service providers, the cost to complete redevelopments and build-outs of recently leased vacancies and interest rate costs relating to variable rate loans and refinancing of lower fixed-rate indebtedness. While we have not been significantly impacted by any of these items to date, no assurances can be provided that these inflationary pressures will not have a material adverse effect on our business in the future.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of September 30, 2024
Number of properties	52
Purchase price	$1,624,667
Total square footage	7,167,486
Physical occupancy	93.1%
Economic occupancy	93.6%
Weighted average remaining lease term (years) (a)	4.7
(a)
Weighted average remaining lease term is based on a weighting by ABR as of September 30, 2024.

The table below presents information for each of our investment properties as of September 30, 2024.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	$—	—
Wedgewood Commons (a)	Olive Branch, MS	169,558	92.8%	94.9%	—	—
Park Avenue (a)	Little Rock, AR	78,702	95.6%	95.6%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	100.0%	100.0%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	93.5%	93.5%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	100.0%	100.0%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	74.6%	74.6%	—	—
Dogwood Festival (a)	Flowood, MS	187,468	85.4%	85.4%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	98.9%	98.9%	—	—
Harris Plaza (a)	Layton, UT	125,814	96.6%	96.6%	—	—
Dixie Valley (a)	Louisville, KY	119,981	81.2%	81.2%	—	—
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	97.4%	97.4%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	98.7%	100.0%	—	—
Harvest Square (a)	Harvest, AL	70,590	98.0%	98.0%	—	—
Heritage Square (a)	Conyers, GA	22,510	84.9%	84.9%	—	—
The Shoppes at Branson Hills (a)	Branson, MO	256,244	97.2%	97.2%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	99.1%	99.1%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	90.6%	90.6%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center (a)	Katy, TX	147,621	97.5%	97.5%	—	—
Eastside Junction (a)	Athens, AL	79,675	91.0%	91.0%	—	—
Fairgrounds Crossing (a)	Hot Springs, AR	155,127	100.0%	100.0%	—	—
Prattville Town Center (a)	Prattville, AL	168,842	98.2%	98.2%	—	—
Regal Court	Shreveport, LA	363,061	97.4%	97.4%	26,000	4.55%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	96.9%	96.9%	—	—
Walgreens Plaza (a)	Jacksonville, NC	42,219	52.8%	52.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	90.6%	90.6%	—	—
White City (a)	Shrewsbury, MA	256,974	84.3%	84.3%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	94.7%	94.7%	—	—
Shoppes at Market Pointe (a)	Papillion, NE	253,903	95.9%	95.9%	—	—
Marketplace at El Paseo (a)	Fresno, CA	224,683	98.9%	98.9%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	84.6%	87.7%	16,506	4.25%
Milford Marketplace	Milford, CT	111,959	95.9%	95.9%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,871	89.9%	92.1%	76,532	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	89.2%	89.2%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	100.0%	100.0%	—	—
Marketplace at Tech Center (a)	Newport News, VA	210,666	89.0%	94.1%	—	—
Coastal North Town Center (a)	Myrtle Beach, SC	304,662	98.2%	98.2%	—	—
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	100.0%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	100.0%	100.0%	—	—
Pentucket Shopping Center (a)	Plaistow, NH	198,469	86.4%	86.4%	—	—
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
New Town (a)	Owings Mill, MD	117,593	43.8%	43.8%	—	—
Olde Ivy Village (a)	Smyrna, GA	46,500	96.7%	96.7%	—	—
Northpark Village Square (a)	Santa Clarita, CA	87,103	79.4%	79.4%	—	—
Lower Makefield Shopping Center (a)	Lower Makefield, PA	74,953	97.6%	97.6%	—	—
Denton Village (a)	Denton, TX	48,280	96.9%	96.9%	—	—
Rusty Leaf Plaza (a)	Orange, CA	59,188	97.0%	97.0%	—	—
Northville Park Place (a)	Northville, MI	78,421	92.6%	98.4%	—	—
CityPlace (a)	Woodbury, MN	174,788	98.4%	98.4%	—	—
Portfolio total		7,167,486	93.1%	93.6%	$137,765	3.97%
(a)
Property is included in the pool of unencumbered properties under our Credit Facility.
(b)
Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of September 30, 2024.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	5	$4,899	4.3%	$16.54	296,150	4.1%
The TJX Companies, Inc.	14	3,809	3.4%	10.76	354,070	4.9%
Ross Dress for Less, Inc.	10	2,772	2.5%	10.58	262,080	3.7%
Ulta Salon, Cosmetics & Fragrance Inc.	11	2,391	2.1%	21.55	110,958	1.6%
Amazon/Whole Foods Market Group, Inc.	3	2,340	2.1%	20.27	115,396	1.6%
Sprouts Farmers Market, LLC	4	2,159	1.9%	19.09	113,092	1.6%
PetSmart	7	2,103	1.9%	15.17	138,578	1.9%
Albertsons/Jewel/Shaw's	2	2,090	1.8%	16.34	127,892	1.8%
Dicks Sporting Goods, Inc.	4	1,959	1.7%	10.84	180,766	2.5%
Five Below	12	1,946	1.7%	17.02	114,369	1.6%
Top ten tenants	72	$26,468	23.4%	$14.60	1,813,351	25.3%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place as of September 30, 2024.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,430,281	21.3%	10.8%
Grocery	1,331,575	19.8%	16.9%
Lifestyle, Health Clubs, Books & Phones	871,329	13.0%	15.3%
Home Goods	823,941	12.3%	6.8%
Restaurant	649,337	9.7%	18.7%
Apparel & Accessories	461,275	6.9%	9.2%
Consumer Services, Salons, Cleaners, Banks	348,970	5.2%	9.5%
Pet Supplies	261,509	3.9%	4.0%
Sporting Goods	202,067	3.0%	2.2%
Health, Doctors & Health Foods	192,313	2.9%	5.0%
Other	137,677	2.0%	1.6%
Total	6,710,274	100.0%	100.0%

The following table sets forth a summary, as of September 30, 2024, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description – Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	48%	5.8
Junior Box	5,000-9,999	14%	4.1
Small Shop	Less than 5,000	38%	3.5
Total		100%	4.7

With respect to our locations affected by the Bed Bath and Beyond bankruptcy, we have executed a lease for three out of our four locations that closed and are in active lease negotiations with a national tenant to re-lease the last remaining space.

With respect to our locations affected by the Rite Aid bankruptcy, one of our two locations closed and that lease was rejected. We are currently working with a national retailer to backfill this location. Our other location is still open and operating and was not included on the closing list. This lease was assumed at the end of August 2024 and Rite Aid exited bankruptcy in early September 2024.

Lease Expirations

The following table sets forth a summary, as of September 30, 2024, of lease expirations scheduled to occur during the remainder of 2024 and each of the calendar years from 2025 to 2033 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to September 30, 2024. Annualized base rent represents the rent in-place of the applicable property as of September 30, 2024. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $103,130 or $19.61 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases – Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2024 (including month-to-month)	42	160,669	2.4%	$3,614	3.2%	$22.49
2025	107	440,012	6.5%	10,931	9.7%	24.84
2026	106	485,011	7.2%	10,550	9.3%	21.75
2027	129	903,903	13.5%	15,442	13.7%	17.08
2028	146	1,421,626	21.2%	18,806	16.6%	13.23
2029	120	889,217	13.2%	15,879	14.1%	17.86
2030	57	594,082	8.9%	10,772	9.5%	18.13
2031	24	201,917	3.0%	4,013	3.6%	19.87
2032	30	200,551	3.0%	4,765	4.2%	23.76
2033	28	200,064	3.0%	3,728	3.3%	18.63
Thereafter	38	1,213,222	18.1%	14,482	12.8%	11.94
Leased Total	827	6,710,274	100.0%	$112,982	100.0%	$16.84

Refer to “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Leasing Activity” for details regarding the leasing activity during the nine months ended September 30, 2024.

Liquidity and Capital Resources

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on mortgage loans and Credit Facility	•	Cash receipts from our tenants
•	Property operating expenses	•	Sale of shares through the DRP
•	General and administrative expenses	•	Proceeds from new or refinanced mortgage loans
•	Distributions to stockholders	•	Borrowing on our Credit Facility
•	Fees payable to our Business Manager and Real Estate Manager	•	Proceeds from sales of real estate (if any)
•	Repurchases of shares under the SRP	•	Proceeds from issuance of securities (if any) other than through the DRP
•	Capital expenditures, tenant improvements and leasing commissions
•	Acquisitions of real estate directly or through joint ventures
•	Redevelopments of entire properties or certain spaces within our properties

Historically, we have generated capital through the issuance of shares of our common stock and by borrowing monies on either a secured or unsecured basis. Since completing our public offering in 2015, however, we have generated the bulk of our capital through borrowings.

As of September 30, 2024, we had $125 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. As of September 30, 2024, the interest rates on the Revolving Credit Facility and the Term Loan were 6.86% and 4.35%, respectively. As of September 30, 2023, the interest rates on the Revolving Credit Facility and the Term Loan were 7.33% and 4.39%, respectively. The Revolving Credit Facility matures on February 3, 2026 subject to a twelve month extension, at the Company’s option. The Term Loan matures on February 3, 2027. As of November 7, 2024, we had $75 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants which could further limit the amount available, of the Credit Agreement that governs the Credit Facility. Although $75 million is the maximum available, covenant limitations affect what we can actually draw. As of November 7, 2024, approximately $40 million is available to draw as additional debt under the Revolving Credit Facility. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would shrink availability under the Credit Facility.

As of September 30, 2024, we had total debt outstanding of $838 million, excluding unamortized debt issuance costs, which bore interest at a weighted average interest rate of 4.66% per annum. As of September 30, 2024, the weighted average years to maturity for our debt was 2.0 years. As of both September 30, 2024 and December 31, 2023, our borrowings were 52% of the purchase price of our investment properties. As of September 30, 2024, our cash and cash equivalents balance was $10.9 million.

As of November 7, 2024, in the next twelve months, we have one mortgage loan maturing with an aggregate principal balance of $16.5 million, which we intend to repay with cash flows from operating activities, cash on hand or by drawing on the Revolving Credit Facility.

During the nine months ended September 30, 2024, we repurchased an aggregate of $5.0 million of shares of common stock.

During the nine months ended September 30, 2024, we invested $10.1 million on capital expenditures and tenant improvements, which is approximately $3.0 million more than we did in the nine months ended September 30, 2023. We expected to increase spending on tenant improvements in connection with new or renewed leases and capital expenditures in 2024 compared to 2023 but did not anticipate a material effect on our liquidity from this increase, assuming the businesses of our tenants, including those that were negatively affected by the COVID-19 pandemic, remain steady or improve or they otherwise continue to pay their rent and fulfill their lease obligations.

As of September 30, 2024, we have paid all interest and principal amounts when due, and were in compliance with all financial covenants under the Credit Facility as amended.

During the nine months ended September 30, 2024, distributions reinvested through the DRP were approximately $5.0 million. The SRP was funded by the proceeds from the DRP.

On September 18, 2024, in connection with the process to review strategic alternatives, including the sale of the Company, the board of directors of the Company suspended both the DRP and the SRP effective as of October 1, 2024.

Cash Flow Analysis

	Nine Months Ended September 30,		Change
	2024	2023	2024 vs. 2023
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$38,950	$34,386	$4,564
Net cash flows used in investing activities	$(10,052)	$(7,031)	$(3,021)
Net cash flows used in financing activities	$(23,961)	$(22,940)	$(1,021)

Operating activities

The increase in cash from operating activities during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to an increase in property net operating income primarily due to higher base rent, a decrease in cash paid for interest due to lower average debt outstanding and a decrease in business management fees in 2024 resulting from a change in the fee that became effective April 1, 2023.

Investing activities

	Nine Months Ended September 30,		Change
	2024	2023	2024 vs. 2023
	(Dollar amounts in thousands)
Capital expenditures	$(10,052)	$(7,031)	$(3,021)
Net cash used in investing activities	$(10,052)	$(7,031)	$(3,021)

The increase in cash used in investing activities during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to an increase in capital expenditures.

Financing activities

	Nine Months Ended September 30,		Change
	2024	2023	2024 vs. 2023
	(Dollar amounts in thousands)
Total changes related to debt	$(9,254)	$(9,592)	$338
Proceeds from the distribution reinvestment plan, net of shares repurchased	—	1,011	(1,011)
Distributions paid	(14,707)	(14,729)	22
Early termination of interest rate swap agreements, net	—	370	(370)
Net cash used in financing activities	$(23,961)	$(22,940)	$(1,021)

During the nine months ended September 30, 2024, changes in total debt decreased $0.3 million from the nine months ended September 30, 2023 primarily due to lower amounts of draws and repayments on the Credit Facility and mortgages payable in 2024 compared to 2023. During the nine months ended September 30, 2024, we generated proceeds from the sale of shares pursuant to the DRP of $5.0 million. For the nine months ended September 30, 2024, share repurchases were $5.0 million. During the nine months ended September 30, 2024, we paid $14.7 million in distributions. As noted herein, in connection with the board’s review of strategic alternatives, the DRP and SRP have both been suspended.

Distributions

Distributions when declared are paid quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the nine months ended September 30, 2024 and 2023 follows (dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Nine Months Ended September 30,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operating Activities
2024	$14,698	$0.406800	$9,706	$5,001	$14,707	$38,950
2023	$14,729	$0.406800	$9,465	$5,264	$14,729	$34,386

(1)
Distributions were funded by cash flows from operating activities during the nine months ended September 30, 2024 and 2023.

Share Repurchases

Refer to “Part II. Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Securities – Share Repurchase Program” for details regarding our SRP. The SRP was funded by the proceeds from the DRP. On September 18, 2024, in connection with the process to review strategic alternatives, including the sale of the Company, the board of directors of the Company suspended the SRP effective as of October 1, 2024. During the suspension, we will not repurchase shares under the SRP. Any existing unfulfilled repurchase requests will automatically roll over for processing under the terms and conditions of the SRP if we restart the plan, unless a stockholder withdraws the request for repurchase. Any prior redeemed shares will not be impacted.

Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2024 and 2023. Dollar amounts are stated in thousands.

We generate primarily all of our net operating income from property operations. All 52 investment properties we currently own were held for the entirety of both the three and nine months ended September 30, 2024 and 2023.

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

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three and nine months ended September 30, 2024 and 2023, along with a reconciliation to net loss, calculated in accordance with GAAP.

Comparison of the three months ended September 30, 2024 and 2023

	Three Months Ended September 30,
	2024	2023	Change
	(Dollar amounts in thousands)
Rental income	$36,863	$36,007	$856
Other property income	141	93	48
Total income	37,004	36,100	904

Property operating expenses	7,413	6,791	622
Real estate tax expense	4,483	4,508	(25)
Total property operating expenses	11,896	11,299	597

Property net operating income	25,108	24,801	307

Straight-line income (expense), net	155	245	(90)
Amortization of intangibles and lease incentives	11	(97)	108
General and administrative expenses	(1,332)	(1,168)	(164)
Business management fee	(2,236)	(2,306)	70
Depreciation and amortization	(14,610)	(14,535)	(75)
Interest expense	(10,402)	(10,727)	325
Interest and other income	99	77	22
Net loss	$(3,207)	$(3,710)	$503

Net loss. Net loss was $3,207 and $3,710 for the three months ended September 30, 2024 and 2023, respectively.

Total property net operating income. During the three months ended September 30, 2024, property net operating income increased $307, total property income increased $904, and total property operating expenses including real estate tax expense increased $597.

The increase in total property income is primarily due to an increase in base rent in new leases and step-up rent on existing leases and increased tenant recovery income due to an increase in recoverable expenses. The increase in property operating expenses is primarily due to an increase in repairs and maintenance expenses, increase in property management fees and an increase in insurance costs.

Straight-line income (expense), net. Straight-line income (expense), net decreased $90 in 2024 compared to 2023. The decrease is primarily due to step-up rent on existing leases in 2024.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives increased $108 in 2024 compared to 2023. The increase is primarily due to lower write-offs in 2024.

General and administrative expenses. General and administrative expenses increased $164 in 2024 compared to 2023. The increase is primarily due to the amount paid to Mr. Zalatoris under the CEO Agreement and an increase in professional fees.

Business management fee. Business management fees decreased $70 in 2024 compared to 2023. The decrease is primarily due to the amount we pay Mr. Zalatoris under the CEO Agreement, which reduces our payment under the Business Management Agreement on a dollar-for-dollar basis. During the three months ended September 30, 2024, total costs incurred under the CEO Agreement were $88, which are included in general and administrative expenses.

Depreciation and amortization. Depreciation and amortization increased $75 in 2024 compared to 2023. The increase is primarily due to higher additions to fixed assets and leasing commissions during 2024 compared to 2023.

Interest expense. Interest expense decreased $325 in 2024 compared to 2023. The decrease is primarily due to lower average debt outstanding and a decrease in interest rate swap amortization.

Interest and other income. Interest and other income increased $22 in 2024 compared to 2023.

Comparison of the nine months ended September 30, 2024 and 2023

	Total
	Nine Months Ended September 30,
	2024	2023	Change
Rental income	$111,023	$108,334	$2,689
Other property income	321	235	86
Total income	111,344	108,569	2,775

Property operating expenses	21,809	20,521	1,288
Real estate tax expense	13,976	14,023	(47)
Total property operating expenses	35,785	34,544	1,241

Property net operating income	75,559	74,025	1,534

Straight-line income (expense), net	558	189	369
Amortization of intangibles and lease incentives	(105)	2,226	(2,331)
General and administrative expenses	(4,310)	(3,927)	(383)
Business management fee	(6,722)	(7,322)	600
Depreciation and amortization	(43,763)	(44,675)	912
Interest expense	(31,218)	(31,942)	724
Interest and other income	253	152	101
Net loss	$(9,748)	$(11,274)	$1,526

Net loss. Net loss was $9,748 and $11,274 for the nine months ended September 30, 2024 and 2023, respectively.

Total property net operating income. During the nine months ended September 30, 2024, property net operating income increased $1,534, total property income increased $2,775, and total property operating expenses including real estate tax expense increased $1,241.

The increase in total property income is primarily due to an increase in base rent in new leases and step-up rent on existing leases, and an increase in tenant recovery income. The increase in property operating expenses is primarily due to an increase in snow removal costs, higher repairs and maintenance costs due to the timing of projects and an increase in insurance premium costs compared to 2023.

Straight-line income (expense), net. Straight-line income (expense), net increased $369 in 2024 compared to 2023. The increase is primarily due to lower straight-line write-offs in 2024 compared to 2023.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives decreased $2,331 in 2024 compared to 2023. The decrease is primarily due to fully amortized intangibles and fewer write-offs for early terminations.

General and administrative expenses. General and administrative expenses increased $383 in 2024 compared to 2023. The increase is primarily due to the amount paid to Mr. Zalatoris under the CEO Agreement and an increase in professional fees. Amounts paid to Mr. Zalatoris reduce the amount paid by the Company to the Business Manager under the Business Management Agreement on a dollar-for-dollar basis.

Business management fee. Business management fees decreased $600 in 2024 compared to 2023. The decrease is primarily due to an amendment to the Business Management Agreement that reduced the base fee. As noted herein, the amount we pay Mr. Zalatoris under the CEO Agreement reduces our payment under the Business Management Agreement on a dollar-for-dollar basis. During the nine months ended September 30, 2024, total costs incurred under the CEO Agreement were $235, which are included in general and administrative expenses.

Depreciation and amortization. Depreciation and amortization decreased $912 in 2024 compared to 2023. The decrease is primarily due to a larger amount of fully amortized assets in 2024 compared to 2023.

Interest expense. Interest expense decreased $724 in 2024 compared to 2023. The decrease is primarily due to lower average debt outstanding and a decrease in interest rate swap amortization.

Interest and other income. Interest and other income increased $101 in 2024 compared to 2023.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the nine months ended September 30, 2024. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	102	694,274	$21.10	$19.95	5.8%	5.0	$0.41
Comparable New Leases	10	39,057	$18.78	$17.88	5.0%	7.8	$47.01
Non-Comparable New and Renewal Leases (a)	33	232,082	$13.34	N/A	N/A	4.8	$9.40
Total	145	965,413

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

Our FFO and MFFO for the nine months ended September 30, 2024 and 2023 are calculated as follows:

		Nine Months Ended September 30,
		2024	2023
		(Dollar amounts in thousands)
	Net loss	$(9,748)	$(11,274)
Add:	Depreciation and amortization related to investment properties	43,763	44,675
	Funds from operations (FFO)	34,015	33,401

Less:	Amortization of acquired lease intangibles, net	(50)	(2,375)
	Straight-line income (expense), net	(558)	(189)
	Modified funds from operations (MFFO)	$33,407	$30,837

Subsequent Events

For information related to subsequent events, reference is made to Note 14 – “Subsequent Events” which is included in our September 30, 2024 Notes to Consolidated Financial Statements in Item 1.

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

As of September 30, 2024, we had outstanding debt of $837.8 million, excluding unamortized debt issuance costs, bearing interest rates ranging from 3.70% to 6.86% per annum. The weighted average interest rate was 4.66%, which includes the effect of interest rate swaps. As of September 30, 2024, the weighted average years to maturity for our mortgages and Credit Facility payable was 2.0 years.

As of September 30, 2024, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $111.8 million and a fair value of $108.3 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $1.3 million as of September 30, 2024. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $1.3 million as of September 30, 2024.

As of September 30, 2024, we had $175 million of debt or 21% of our total debt, excluding unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 6.14% per annum. We had additional variable rate debt subject to swap agreements of $551 million, or 66% of our total debt, excluding unamortized debt issuance costs, as of September 30, 2024.

If interest rates on all debt which bears interest at variable rates as of September 30, 2024 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $1.8 million annually. If interest rates on all debt which bears interest at variable rates as of September 30, 2024 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

For information related to derivatives, reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our September 30, 2024 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

The following risk factors amend and supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

Our DRP has been suspended and thus is no longer a source of capital.

In connection with the board’s review of strategic alternatives, we suspended the DRP. While we expect to continue paying distributions during the pendency of the review of strategic alternatives, because the DRP was suspended, it will no longer be a source of capital. During the nine months ended September 30, 2024, distributions reinvested through the DRP generated capital of approximately $5.0 million.

Our SRP has been suspended and may be terminated in our Board’s sole discretion.

In connection with the board’s review of strategic alternatives, we suspended the SRP. During the suspension, we will not repurchase shares under the SRP. There is no assurance of when, or if, the suspension will be lifted if the review of strategic alternatives does not result in a transaction or event that results in a liquidity event for stockholders.

The outcome of the review of strategic alternatives is uncertain.

On September 18, 2024, we announced that our board had decided to begin a review of strategic alternatives, including sale of the Company. There is no assurance as to how long the review will take or the outcome of the process, including whether a transaction or event occurs at a price equal to or greater than our estimated per share NAV. The outcome of any potential transaction or event will depend on several factors many of which will be beyond our control. The process of reviewing strategic alternatives may be time consuming, distracting and disruptive to our business operations. In addition, given that reviewing strategic alternatives may result in a sale, merger or other strategic transaction, any perceived uncertainty regarding our future operations or needs may limit the ability of our business manager or real estate manager to retain or hire qualified personnel and may impact our ability to attract or retain tenants at our properties. Our board may conclude that it is in our best interest to continue with our existing business plan and not seek a transaction or event that would provide stockholders with liquidity.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Securities

Recent Sales of Unregistered Equity Securities

During the quarter covered by this report, we did not sell any equity securities that were not registered under the Securities Act.

Share Repurchase Program

On September 18, 2024, in connection with beginning the process to review strategic alternatives, including the sale of the Company, the Company’s board suspended the SRP effective as of October 1, 2024. During the suspension, we will not repurchase shares under the SRP. Any existing unfulfilled repurchase requests will automatically roll over for processing under the terms and conditions of the SRP if the suspension is lifted unless a stockholder withdraws the request for repurchase. Any prior redeemed shares will not be impacted.

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended September 30, 2024 (Dollar amounts in thousands except per share amounts):

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2024 – July 31, 2024	2,407,960 (1)	107,036	$15.34	$1,642	107,036	1,485,993
August 1 2024 – August 31, 2024	—	—	—	—	—	1,485,993
September 1, 2024 – September 30, 2024	—	—	—	—	—	1,485,993
Total	2,407,960	107,036	$15.34	$1,642	107,036
(1)
Includes requests that rolled over from the prior period.
(2)
Our SRP was announced on October 18, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended September 30, 2024, none of the Company’s directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mark E. Zalatoris
By:	Mark E. Zalatoris
President and Chief Executive Officer (principal executive officer)
Date:	November 7, 2024

/s/ Catherine L. Lynch
By:	Catherine L. Lynch
Chief Financial Officer and Treasurer (principal financial officer)
Date:	November 7, 2024