Form 10-K
period 2024-12-31
Inland Real Estate Income Trust, Inc.
filed 2025-03-05
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

There is no established public market for the registrant’s shares of common stock. As of March 4, 2025, there were 36,117,282 shares of the registrant’s common stock outstanding.

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

Risks Related to Our Business

•
There is no assurance that the review of strategic alternatives will lead to a sale of the Company or some other liquidity event or the price or value that stockholders may receive in a sale or have available in an alternative liquidity event.
•
We have incurred net losses on a basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for the years ended December 31, 2024, 2023 and 2022 and may incur such net losses in the future, which has had and could in the future have an adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders.
•
The amount and timing of distributions, if any, may vary, and there is no assurance that we will pay distributions on an ongoing basis, if at all. We have paid and may continue to pay distributions from sources other than cash flow from operations.
•
We have limited sources of capital and have suspended our DRP pending review by the board of strategic alternatives.
•
There is no established public trading market for our shares of common stock and our SRP has been suspended. Even when in effect, stockholders’ ability to sell their shares pursuant to the SRP is limited. There is no assurance that stockholders will be able to resell their shares at a price equal to or greater than the price paid for the shares.
•
We have not updated the estimated per share net asset value of our common stock and do not intend to do so unless the review of strategic alternatives does not result in a liquidity event or the review is terminated.
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
•
Competition with other non-traditional and online grocery retailers may impact our tenants and reduce our profitability.
•
We rely on our sponsor, Inland Real Estate Investment Corporation (“IREIC”), and its affiliates and subsidiaries to manage and conduct our operations. Any material adverse change in IREIC’s financial condition or our relationship with IREIC could have a material adverse effect on our business and ability to achieve our investment objectives.
•
We may be unable to retain key personnel if we were to internalize our management functions.

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
•
The continued shift in retail sales towards e-commerce may continue to have an adverse impact on our tenants and our business.
•
We depend on tenants for our revenue, and accordingly lease terminations, tenant default, and bankruptcies could adversely affect the income produced by our properties.
•
Our revenue is impacted by the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns we earn.
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
•
We have long-term leases with some of our retail tenants limiting our ability to adjust lease rates to fair market rental rates until the leases expire which may adversely affect our revenues and ultimately our ability to make distributions.
•
Short-term leases may expose us to the effects of declining market rent.
•
Operating expenses have increased, and may continue to increase in the future and to the extent these increases cannot be passed on to our tenants, our cash flow and our operating results would decrease.
•
An increase in real estate taxes may decrease our income from properties.
•
To the extent we engage in development or redevelopment activities, construction delays and resulting increased costs and risks may reduce cash flow from operations.
•
Uninsured losses or any increases in premiums for insurance coverage may adversely affect our returns.
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
•
Increasing interest rates would increase the amount of our debt payments and adversely affect our ability to pay distributions.
•
To hedge against interest rate fluctuations, we use derivative financial instruments that may turn out to be costly and ineffective.

Risks Related to Conflicts of Interest

•
IREIC may face a conflict of interest in allocating personnel and resources between its affiliates, our Business Manager and our Real Estate Manager.
•
We do not have arm’s-length agreements with our Business Manager, our Real Estate Manager or any other affiliates of IREIC.
•
Our Business Manager, our Real Estate Manager and other affiliates of IREIC face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders, including the payment of fees under the business management agreement if terminated before the term expires.
•
Our properties may compete with the properties owned by other programs sponsored by IREIC or IPC (as defined herein).

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

PART I

Item 1. Business

General

Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company”, “we”, “our” or “us”) was formed and sponsored by Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” an indirect subsidiary of The Inland Group, LLC (“Inland”), on August 24, 2011. We were formed to acquire and manage a portfolio of commercial real estate investments located in the United States and elected to be taxed as a real estate investment trust (a “REIT”) commencing with the tax year ended December 31, 2013. Our strategic plan, implemented with a view toward creating a liquidity event for stockholders, has recently focused primarily on acquiring and owning a portfolio substantially all of which is comprised of grocery-anchored properties. As of December 31, 2024, we owned 52 retail properties, totaling 7.2 million square feet. A majority of our properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. As of December 31, 2024, grocery-anchored or grocery shadow-anchored shopping center properties represented 87% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center near a grocery store that is not our tenant and is not a part of our shopping center but that we believe generates traffic for our shopping center. As of December 31, 2024, our portfolio included anchor, or “big-box,” tenants (generally, 10,000 or more square feet) which comprised 48% of our total annualized base rent (“ABR”), “junior box” tenants (generally, 5,000 to 9,999 square feet) which comprised 14% of our total ABR, and small shop tenants (generally, less than 5,000 square feet), which comprised 38% of our total ABR. As of December 31, 2024, our portfolio had physical and economic occupancy of 93.1% and 93.4%, respectively. As of December 31, 2024, 2023 and 2022, ABR per square foot averaged $19.72, $19.61 and $19.10, respectively, for all owned properties. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, excluding ground leases. ABR including ground leases averaged $16.93, $16.79 and $16.42 as of December 31, 2024, 2023 and 2022, respectively. There were no acquisitions or dispositions during the year ended December 31, 2024.

We have no employees and are externally managed and advised by IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager,” an indirect wholly owned subsidiary of our Sponsor. Various affiliates of our Sponsor provide services to us through our Business Manager, which is responsible for overseeing and managing our day-to-day operations. Our president and chief executive officer, Mark Zalatoris, serves in these capacities pursuant to an agreement we entered into with Mr. Zalatoris which, as amended, is referred to herein as the “CEO Agreement.” Under this agreement, we compensate Mr. Zalatoris directly for his services. Our relationship with the Business Manager is governed by the Amended and Restated Fourth Business Management Agreement (the “Fourth Business Management Agreement”) that we have entered into with the Business Manager. Under the Fourth Business Management Agreement, we pay the Business Manager a fee for the services it provides to the Company and reimburse the Business Manager for certain expenses that it incurs on the Company’s behalf. The business management fee payable to the Business Manager is reduced, however, by any payments made to Mr. Zalatoris under the CEO Agreement. Mr. Zalatoris is not an employee of the Company and is not an officer or director of the Business Manager but has the authority under the CEO Agreement and the Fourth Business Management Agreement to direct the day-to day operations of the Business Manager. Our properties are managed by Inland Commercial Real Estate Services LLC, referred to herein as our “Real Estate Manager,” an indirect wholly owned subsidiary of our Sponsor.

Our management team has continually evaluated selling certain assets and redeploying the proceeds by acquiring strategically located grocery-anchored centers. We last acquired properties in 2022. We have also considered other transactions, such as redeveloping certain of our properties or portions of certain of our properties, for example, big-box spaces, to repurpose them for alternative uses. On September 18, 2024, we announced our board’s decision to review strategic alternatives, including sale of the Company. Subsequently, on October 28, 2024, we announced that the board had engaged a financial advisor to assist with this review. As part of this review, the Company, through the financial advisor, commenced an outreach to entities viewed as potential purchasers seeking offers for the entire Company. This process is continuing as of the date of this report but there is no assurance that a sale, merger or other transaction creating a liquidity event will result from the process or the price or value that may be agreed upon in any such transaction. The board may further reevaluate other alternatives or decide to suspend or terminate its review of strategic alternatives. We will provide updates as the Company considers appropriate or as required under applicable law. The outcome of the board’s review and any potential transaction or other liquidity event continues to depend on several factors including market conditions such as interest rates, trading multiples for REITs and capital availability for real estate investment, many of which are beyond our control. Further, our board may conclude that it is in our best interest to continue operating pursuant to our existing strategic plan. During the pendency of this review, we do not expect to acquire any properties or redevelop existing properties although we may sell properties on an individual basis. We will continue to be impacted by evolving retail market conditions and other factors such as (i) competition for our tenants from evolving internet businesses, (ii) the state of the commercial real estate market and financial markets, (iii) changes in general economic conditions such as interest rates which may increase or not decline at the rate previously contemplated by market participants, among other factors, and (iv) the rate of actual and expected inflation. Inflationary pressures and volatility in interest rates, in particular, could reduce consumer spending and adversely impact retailer profitability. See also, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

There is no established trading market for our common stock. To assist broker dealers with satisfying their customer account statement requirements under FINRA Rule 2231, our board has historically published an estimated per share net asset value, referred to herein as “Estimated Per Share NAV.” Our board last published an estimate in March 2024 but does not intend to publish a new estimate while reviewing or considering strategic alternatives. The estimate is dated and should no longer be used for any purpose. The estimate represented a snapshot in time of a range of values that would likely change over time and was subject to several assumptions, estimates and data that were inherently imprecise and susceptible to uncertainty. The estimate was not intended to be, and is not, indicative of the per share value that may result from a sale, merger or other transaction. The board will only consider evaluating net asset value and publishing an estimate if the strategic review does not result in a liquidity event or the board terminates its review of strategic alternatives. In the most recent past, the value of real estate assets generally has been negatively impacted by, among other things, changing assumptions regarding interest rates and Federal Reserve policy including the possibility that the Federal Reserve will not reduce the “federal funds rate” during calendar year 2025 at the rate originally expected by market participants. The value ascribed to real estate assets for purposes of estimating net asset value or by purchasers of real estate assets is sensitive to, and impacted by, the level of actual and expected interest rates, a slowing growth rate for, or the potential for declines in, gross national product, slowing growth or declines in the retail sector, concerns regarding inflation, and the uncertain impact of tariffs and tax policy. See also the Risk Factors captioned “There is no established public trading market for our shares of common stock and the prior Estimated Per Share NAV should not be used;” and “Market disruptions may adversely impact many aspects of our operating results and the value of our assets.”

Historically, we have provided our stockholders with the option to reinvest distributions and the limited ability to resell shares to the Company.

Distribution Reinvestment Plan. The distribution reinvestment plan or “DRP” provides stockholders the option to purchase additional shares from us by reinvesting distributions, subject to certain share ownership restrictions. The shares are purchased at a price equal to the Estimated Per Share NAV at the time the distributions are reinvested. There are no selling commissions or other fees such as a marketing contribution or due diligence expense reimbursements paid in connection with any purchases under the DRP. During the years ended December 31, 2024, 2023 and 2022, reinvestment of distributions by stockholders generated proceeds to us of $5.0 million, $7.0 million and $7.3 million, respectively. As noted herein, these proceeds were generally used to repurchase shares under the share repurchase plan. As a result of the board’s decisions to review strategic alternatives, the DRP was suspended effective October 1, 2024. During the suspension, stockholders participating in the DRP will not be permitted to reinvest distributions paid by us in additional shares. Any prior reinvested distributions will not be impacted.

The price per share for shares of common stock purchased under the DRP was equal to the Estimated Per Share NAV unless and until the shares become listed for trading. Our board last published an Estimated Per Share NAV in March 2024, and does not intend to publish a new estimate while reviewing or considering strategic alternatives and may not do so at all depending on the outcome of the process.

Share Repurchase Program. We are authorized, through the share repurchase plan or “SRP” to repurchase shares from stockholders who purchased their shares from us as opposed to another stockholder or received their shares through a non-cash transfer and have held their shares for at least one year. Repurchases are governed by the terms of the Fifth Amended and Restated Share Repurchase Program (the “Fifth SRP”) adopted by the board on November 7, 2023, effective on December 27, 2023. Repurchases are made in our sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), the one year holding period does not apply. Under the Fifth SRP, the board of directors has discretion to establish the proceeds available to fund repurchases each quarter and could use proceeds from all sources available to us, in the board’s sole discretion. The board of directors also has the discretion to determine the amount of repurchases, if any, to be made each quarter based on its evaluation of our business, cash needs and any other requirements of applicable law. The entirety of the Fifth SRP can be found on our website. The SRP will immediately terminate if our shares of common stock become listed for trading on a national securities exchange. In addition, our board of directors, in its sole discretion, may, at any time, amend or terminate the SRP. During the years ended December 31, 2024, 2023 and 2022, we made repurchases aggregating $5.0 million, $6.0 million and $3.6 million, respectively, funded primarily with the proceeds from the DRP. Shares are repurchased at the Estimated Per Share NAV at the time of repurchase. On September 18, 2024, the board suspended the SRP effective as of October 1, 2024 in connection with the board’s review of strategic alternatives. During the suspension, we will not repurchase shares under the SRP. Any outstanding repurchase requests will automatically roll over for processing under the terms and conditions of the SRP if the SRP is reinstated unless a stockholder withdraws the request for repurchase. There is no assurance the SRP will be reinstated.

Segment Data

We currently view our real estate portfolio as one reportable segment in accordance with GAAP. For information related to our business segment, reference is made to Note 11 – “Segment Reporting” which is included in our December 31, 2024 Notes to Consolidated Financial Statements in Item 15.

Tax Status

We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), commencing with the tax year ended December 31, 2013. Commencing with such taxable year, we were organized and began operating in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code and believe we have so qualified. As a result, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to several organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments and excluding any net capital gain) to its stockholders. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, without the benefit of certain statutory relief provisions, we will be subject to federal and state income tax on our taxable income as a “C corporation.” Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes. The earnings of any taxable REIT subsidiaries generally will be subject to U.S. federal corporate income tax applicable to “C corporations.”

Competition

The commercial real estate market is highly competitive. We compete in all our markets with other owners and operators of commercial properties. We compete based on several factors that include location, rental rates, security, suitability of the property’s design to tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on a property’s occupancy levels, rental rates and operating expenses.

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

Human Capital

We do not have any employees. Mark Zalatoris, our president and chief executive officer, is engaged by the Company pursuant to the CEO Agreement. The rest of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for their services rendered to us. Except for the amounts payable to Mr. Zalatoris, we neither separately compensate our executive officers for their service as officers, nor do we reimburse either our Business Manager or Real Estate Manager for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or its affiliates or our Real Estate Manager; provided that, for these purposes, the corporate secretaries of our Company and our Business Manager are not considered “executive officers.”

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

Regulations - Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments and foreign governments at various levels. Compliance with existing environmental laws has not had a material adverse effect on our capital expenditures, competitive position, financial condition or results of operations, and management does not believe it will have such an impact in the future. We cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we own an interest, or on properties that may be acquired directly or indirectly in the future. We do not believe that our existing portfolio as of December 31, 2024 will require us to incur material capital expenditures for environmental compliance.

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

Item 1A. Risk Factors

The factors described below represent our material risks. Other factors may exist that we do not consider material based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations, ability to pay distributions to our stockholders and the value of our shares of common stock.

Risks Related to Our Business

The review of strategic alternatives may not result in the sale of the Company or any other liquidity event in the near term, if at all.

The board’s review of strategic alternatives may not result in a sale, merger or other strategic transaction or otherwise result in a liquidity event for stockholders. There is also no assurance as to how long the review will take or the outcome of the process. The outcome of any potential transaction or other liquidity event will depend on several factors many of which will be beyond our control including, among other things, market conditions including interest rates, inflation, industry trends, regulatory approvals, and the availability of favorable financing for a potential transaction. The process of reviewing strategic alternatives is time consuming and may be distracting to the employees of our Business Manager and Real Estate Manager and may be disruptive to our business. In addition, any perceived uncertainty regarding our future operations or business may limit the ability of our Business Manager or Real Estate Manager to retain or hire qualified personnel and may impact our ability to attract or retain tenants at our properties.

We have incurred net losses on a basis in accordance with GAAP for the years ended December 31, 2024, 2023 and 2022 and may incur such net losses in the future that could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders.

We have incurred net losses on a GAAP basis for the years ended December 31, 2024, 2023 and 2022 of $15.0 million, $15.1 million and $12.6 million, respectively and future net losses could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders.

The amount and timing of distributions, if any, may vary, and are not assured. We have paid and may continue to pay distributions from sources other than cash flow from operations.

There are many factors that can affect the availability and timing of distributions paid to our stockholders including the outcome of our board’s review of strategic alternatives. We may not generate sufficient cash flow from operations to fund any distributions to our stockholders. The actual amount and timing of distributions, if any, is determined by our board of directors in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions. Actual cash available for distribution may vary substantially from estimates made by our board. The sale of assets and delayed reinvestment or reinvestment at lower yields will negatively impact the amount available to pay distributions. In addition, to the extent we invest in development or redevelopment projects that do not immediately generate cash flow, or in real estate assets that have significant capital requirements, our ability to make distributions will be negatively impacted. Our board will continue to review our distribution policy as our strategic plan evolves. There is no assurance we will be able to pay distributions in the future at any particular amount.

Historically, in the years prior to 2020, we did not consistently generate sufficient cash flow from operations to fund distribution payments. Our organizational documents permit us to pay distributions from sources other than cash flow from operations. Specifically, some or all of our distributions may be paid from retained cash flow, if any, borrowings, cash flow from investing activities, the net proceeds from the sale of our assets or from future proceeds generated from sale of shares pursuant to the DRP (in the event the plan is reinstated). We have not established any limit on the extent to which we may use these alternative sources.

Funding distributions from these other sources reduces the funds available for other purposes, including to acquire properties or other real estate-related investments. Likewise, funding distributions from the sale of additional securities, including shares issued under the DRP (if reinstated), would dilute our stockholders’ interest in us on a percentage basis and may impact the value of the investment, especially if we sell these securities at prices less than the price our stockholders paid for their shares. As a result, the return our stockholders realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. There is no assurance we will continue to generate sufficient cash flow from operations to cover distributions. If these sources are not available or are not adequate, our board may have to consider reducing or eliminating distributions.

We have limited sources of capital and have suspended our DRP pending review by the board of strategic alternatives.

In connection with the board’s review of strategic alternatives, we suspended the DRP. While we expect to continue paying distributions during the pendency of the review of strategic alternatives, because the DRP was suspended, it will no longer be a source of capital. During the year ended December 31, 2024, distributions reinvested through the DRP generated capital of approximately $5.0 million.

The SRP has been suspended. Even when in effect, stockholders’ ability to sell their shares pursuant to the SRP is limited. There is no assurance that stockholders will be able to resell their shares at a price equal to or greater than the price paid for the shares.

In connection with the board’s review of strategic alternatives, we suspended the SRP. During the suspension, we will not repurchase shares under the SRP. There is no assurance of when, or if, the suspension will be lifted if the review of strategic alternatives does not result in a transaction or event that results in a liquidity event for stockholders. While our SRP is suspended, it will be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, stockholders would likely have to sell them at a substantial discount. Because of the lack of an established trading market for the share, it is also likely that a lender will not accept a stockholder’s shares as the primary collateral for a loan.

Even if reinstated, our SRP contains numerous restrictions that limit our stockholders’ ability to sell their shares even if the plan is reactivated. Our board of directors, in its sole discretion, may amend or terminate our SRP. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. Further, our board reserves the right in its sole discretion to change the repurchase prices or reject any requests for repurchases. Any amendments to, or termination of, the SRP may restrict or eliminate our stockholders’ ability to have us repurchase their shares and otherwise prevent our stockholders from liquidating their investment. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of the SRP and our stockholders may not be able to sell any of their shares of common stock back to us. As a result of these restrictions and circumstances, the ability of our stockholders to sell their shares should they require liquidity is significantly restricted. Moreover, under the SRP, any shares accepted for “ordinary repurchases” or “exceptional repurchases” are repurchased at a discount to the then-current Estimated Per Share NAV. Therefore, even if our stockholders are able to sell their shares of common stock back to us pursuant to the SRP, they may be forced to do so at a discount to the purchase price such stockholders paid for their shares.

There is no established public trading market for our shares of common stock and the prior Estimated Per Share NAV should not be used.

Our shares of common stock are not listed or included for trading on any national securities exchange. There is no established market for our shares. Our board is neither required to sell our assets and liquidate the Company by any specified date, nor is the board required to list our shares for trading on a national securities exchange by a specified date. As noted herein, there is no assurance the board will pursue a listing or other liquidity event as a result of the board’s review of strategic alternatives or otherwise at any time in the future. Even if the board decided to pursue a listing of our shares of common stock, we may not satisfy the listing requirements or otherwise be approved for listing. Thus, holders of our common stock should be prepared to hold their shares for an unlimited period of time. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number whichever is more restrictive) of the aggregate of the outstanding shares of our common stock by any single investor unless exempted by our board.

To assist broker dealers with their customer account statement obligations, we last published an Estimated Per Share NAV in March 2024. The estimate represented a snapshot in time and as prior disclosure noted was likely to change over time and did not represent the amount a stockholder would receive either at the time the estimate was published or in the future for his or her shares of the Company’s common stock. Stockholders were also advised not to rely on the Estimated Per Share NAV in deciding to buy or sell shares of our common stock. The Estimated Per Share NAV was based on several assumptions, estimates and data that were and are inherently imprecise and susceptible to uncertainty and changes in circumstances, including changes to the value of individual assets as well as changes and developments in the real estate and capital markets, such as noted below, market changes and developments that may result from the changes in interest rates.

The board does not intend to publish a new estimate while reviewing or considering strategic alternatives and the dated estimate should no longer be used for any purpose. This may result in broker dealers declining to report a value or ascribing no value on account statements sent to stockholders. The board will only consider evaluating net asset value and publishing an estimate thereof if the strategic review does not result in a liquidity event or the board terminates its review of strategic alternatives. In the most recent past, the value of real estate assets generally has been negatively impacted by, among other things, changing assumptions regarding interest rates and Federal Reserve policy including the potential that the Federal Reserve will not reduce the “federal funds rate” during calendar year 2025 at the rate originally expected by the market. The value ascribed to real estate assets for purposes of estimating net asset value or by purchasers of real estate assets is sensitive to, and impacted by, the level of actual and expected interest rates, a slowing growth rate for, or the potential for declines in, gross national product, slowing growth or declines in the retail sector, concerns regarding inflation, and the uncertain impact of tariffs and tax policy.

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

Market disruptions may adversely impact many aspects of our operating results and the value of our assets.

The availability of capital, including debt financing secured by commercial real estate or based on the value of the underlying real estate, including the cost and terms thereof, is subject to underwriting standards that can be tightened in response to adverse changes in real estate or credit market conditions including, but not limited to, increases in interest rates. Changes in the availability or cost of debt or equity capital may, among other things, impact the price a third party is willing to pay for the Company or the trading price of our shares of common stock if ultimately listed on a national securities exchange. Further, we have been impacted by, and in the future may continue to be impacted by, increases in interest rates. For example, when interest rates increase, our debt service obligations on the variable rate debt increase even though the amount borrowed remains the same, and our net income and cash flows correspondingly decrease. Interest rates may increase further in response to changing economic conditions, which may negatively affect U.S. economic conditions as a whole, or real estate industry conditions such as:

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
•
the amount of capital that is available to be invested in or finance real estate, which could be reduced, and, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, and reduce the loan-to-value ratio upon which lenders are willing to lend;
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

Development or redevelopments may expose us to additional risks.

To the extent that we develop or redevelop assets, we will be subject to the uncertainties and risks relating to this activity including uncertainties regarding the cost of redevelopment or development activities which tend to be impacted by inflation and the amount and timing of returns as well as other risks including, but not limited to:

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

Further, while developing or redeveloping an asset or assets, our rental income from the impacted properties may be reduced. Delays in completing development may also impact leases with existing tenants or our ability to secure new tenants. Occurrence of any of these events would likely have a material adverse effect on the estimated value of our common stock, our cash flow from operations, ability to pay distributions and ability to pursue a liquidity event for our stockholders. In addition, development costs for a project may increase, which may result in reduced returns, or even losses. In deciding whether to develop or redevelop a particular property, we make certain assumptions regarding the expected future performance of that property. If the property does not perform as expected, our financial performance may be materially and adversely affected, or an impairment charge could occur.

Competition with other non-traditional grocery retailers may impact our tenants and reduce our profitability.

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

Although we do not have any current investments in joint ventures, we have entered, and may in the future enter, into joint ventures with third parties. Our organizational documents do not limit the amount of funds that we may invest in these joint ventures. We may develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. The venture partners may share certain approval rights over major decisions and these investments may involve risks not otherwise present with other methods of investment in real estate, including, but not limited to:

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

Our future success depends on the continuing efforts of our executive officers and other key personnel, including Mr. Zalatoris, our president and chief executive officer. We rely on the leadership, knowledge, and experience that our executive officers provide. They foster our corporate culture, which has been instrumental to our ability to attract and retain new talent. Personnel turnover, including changes in our management team or failure to manage executive succession effectively, could disrupt our business. We have entered into the CEO Agreement with Mr. Zalatoris to compensate him for performing services as our president and chief executive officer. The term of the CEO Agreement, as amended, began on February 1, 2024 and ends on February 2, 2026, and the CEO Agreement may be terminated by us at any time for “Cause,” as defined in the CEO Agreement, immediately upon written notice of termination to Mr. Zalatoris, or at any time by us other than for Cause or by Mr. Zalatoris for any reason or no reason upon ninety (90) days’ written notice. Additionally, we have a right to terminate the CEO Agreement if we close or complete a “Liquidity Event” as defined in the CEO Agreement, as amended. Future leadership transitions and management changes may cause uncertainty in, or a disruption to, our business, and may increase the likelihood of senior management or key personnel turnover.

We rely on IREIC and its affiliates and subsidiaries to manage and conduct our operations. Any material adverse change in IREIC’s financial condition or our relationship with IREIC could have a material adverse effect on our business and ability to achieve our investment objectives, and we may incur substantial costs if we decide to terminate this relationship.

We depend on IREIC and its affiliates and subsidiaries to manage and conduct our operations. IREIC, through one or more of its subsidiaries, owns and controls our Business Manager and Real Estate Manager, and we would incur substantial costs to terminate our business management agreement with our Business Manager, which would include our Business Manager’s right to be paid the business management fee for the remainder of the term of the agreement (through March 31, 2027) using the calculations made for the calendar quarter in which the agreement was terminated. The right to this payment will be triggered upon a merger or sale of the Company. The Business Manager is also entitled to receive an incentive fee if a Qualifying Internalization as defined in the business management agreement occurs. IREIC and its affiliates are under no obligation to waive or otherwise reduce any fees or amounts to which it or they are entitled. Further, IREIC and its affiliates or subsidiaries may from time to time be parties to litigation or other claims arising from sponsoring other entities or providing these services. As such, IREIC and these other entities may incur costs, liabilities or other expenses arising from litigation or claims that are either not reimbursable or not covered by insurance. Future waivers or deferrals of fees, additional capital contributions or costs, liabilities or other expenses arising from litigation or claims could have a material adverse effect on IREIC’s financial condition and ability to fund our Business Manager or Real Estate Manager to the extent necessary.

In addition, governmental and societal attention to environmental, social, and governance (“ESG”) matters, including expanding mandatory and voluntary reporting, diligence and disclosure on ESG topics such as climate change, carbon emissions, water usage, waste management, human capital and risk oversight, could expand the nature, scope and complexity of matters that we or IREIC is required to control, assess and report. We may face reputational damage in the event that we or IREIC do not satisfy the corporate responsibility standards set by various constituencies, which may negatively impact our tenants and our ability to lease our properties to tenants. If we or IREIC elects not to or are unable to satisfy new ESG criteria or do not meet the criteria of a specific third-party provider, some investors or tenants may conclude that our policies with respect to corporate responsibility are inadequate. If we or IREIC fails to satisfy the expectations of investors, tenants and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected.

We may be unable to retain key personnel if we were to internalize our management functions.

We are externally managed and have no employees. One potential outcome of the review of strategic alternatives is the possible decision by our board to internalize our management functions in lieu of engaging the Business Manager and its affiliates including the Real Estate Manager. Doing so would expose us to the risk of being unable to hire certain key employees of the Business Manager and its affiliates, even if we exercise certain rights to solicit these persons under the provisions contained in the business management agreement. Failure to hire or retain key personnel could result in increased costs and deficiencies in our disclosure controls and procedures or our internal control over financial reporting. These deficiencies could cause us to incur additional costs and divert management’s attention from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction. In addition, the costs that we would incur to internalize our management functions may be substantial including amounts due the Business Manager if the business management agreement is terminated including a fee in one lump sum for the remainder of the term ending on March, 31, 2027 plus any incentive fee to which the Business Manager might be entitled in the event of “Qualifying Internalization” as defined in the business management agreement. We would also lose the benefit of the experience of our Business Manager.

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

Additionally, a continuing or permanent impact resulting from a pandemic on the retail business could make it difficult for us to renew or re-lease our properties at rental rates equal to or above historical rates. We could also incur more significant re-leasing costs, and the re-leasing process could take longer. Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity and ability to comply with the terms of, draw upon or increase the size of our credit facility (the “Credit Facility,”) prospects and ability to service our debt obligations, our ability to consummate future property acquisitions and our ability to pay future distributions to our stockholders could be materially adversely affected if a significant number of tenants become unable to meet their obligations to us as a result of another pandemic.

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
•
acts of God, such as earthquakes, floods, fires or other uninsured losses; and
•
changes or increases in interest rates and availability of financing.

In addition, events affecting economic conditions in the United States or globally, such as the general negative performance of the real estate sector or market volatility (including as a result of uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies, including with respect to treaties and tariffs, inflationary pressures or higher interest rates, actual or perceived instability in the U.S. banking system and related bank failures, ongoing hostilities between Israel and Hamas and between Russia and Ukraine, NATO and the international community’s response thereto and other geopolitical events affecting the financing markets generally), could result in a decline in economic growth generally or in the retail sector particularly and thus the demand for retail space and the rent existing or potential tenants are able or willing to pay as well as the potential for increased defaults under existing leases.

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

The continued shift in retail sales towards e-commerce may have an adverse impact on our tenants and our business.

Retailers are increasingly affected by e-commerce and changes in customer buying habits, which were further accelerated as a result of the COVID-19 pandemic, including the delivery or curbside pick-up of items ordered online. Retailers are considering these e-commerce trends when making decisions regarding their brick and mortar stores and how they will compete and innovate in a rapidly changing e-commerce environment. Many retailers in our shopping centers provide services or sell goods that are unable to be performed online (such as fitness centers) or that have historically been less likely to be purchased online (such as grocery stores); however, the continuing increase in e-commerce sales (including online orders for immediate delivery or pickup in store) may cause retailers to adjust the size or number of retail locations in the future or close stores. Certain of our grocery tenants are also incorporating e-commerce concepts through home delivery or curbside pickup, which could reduce foot traffic at our properties and reduce the demand for space at these properties. While we devote considerable effort and resources to analyze and respond to tenant trends, preferences and consumer spending patterns, we cannot predict with certainty what future tenants will want, what future retail spaces will look like and how much revenue will be generated at traditional “brick and mortar” locations. If we are unable to anticipate and respond promptly to trends in the market (such as space for a drive through or curbside pickup), our occupancy levels and rental amounts and the value of our properties may decline.

We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.

As of December 31, 2024, we owned 52 properties located in 24 states. We compete with numerous developers, owners and operators of commercial properties, many of which own properties similar to, and in the same market areas as, our properties. If our competitors offer space at rental rates below the rental rates we currently charge our tenants, for example, as a result of decreased demand for space, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants or retain existing tenants when their leases expire. To the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases. Also, if our competitors develop additional properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.

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

As a result of these factors, our tenants may delay lease commencements, decline to extend or renew their leases upon expiration, fail to make rental payments, or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases, the expiration of existing leases without renewal, or the loss of rental income attributable to the terminated or expired leases. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment and re-leasing our property.

Our reliance on single or significant tenants, such as big-box or anchor tenants, at certain properties may decrease our ability to lease vacated space and adversely affect the returns we earn.

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business, for example, because of increased competition from internet retailers, or may decide not to renew its lease. For example, REI vacated 26,500 square feet, at Settlers Ridge in February 2021 and that space remains vacant. This vacancy and similar events at other properties have resulted and could result again in a reduction or cessation in rental payments to us and would adversely affect our results of operations and financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction, generally within six to twelve months following the termination of the other tenant’s lease. For example, MidTowne Shopping Center continues to be impacted by a co-tenancy failure with six tenants actively paying a reduced substitute rent in lieu of their full lease obligated payments. On November 3, 2024, American Freight filed for bankruptcy and eventually rejected and closed their location at

Harris Plaza. American Freight is a named co-tenant in Ulta’s lease at this center. In addition, Ross Stores has co-tenancy rights requiring the American Freight unit to be occupied and operating. Furthermore, two additional tenants at Pentucket Shopping Center cited known co-tenancy failures in September 2024, both of these tenant’s substitute rent rights were originally triggered by the closure of Bed Bath & Beyond and were effective retroactive to July 1, 2023. Similarly, the leases of some tenants may permit the tenant to transfer its lease to another retailer. Further, the transfer to a new tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new tenant could also allow other tenants to make reduced rental payments or to terminate their leases in accordance with lease terms. In the event that we are unable to re-lease the vacated spaces to new qualified tenants, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.

We may be unable to renew expiring leases with existing tenants or re-lease spaces to new tenants on favorable terms or at all.

Our results of operations depend to a significant degree on our ability to continue to lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring. As of December 31, 2024, our portfolio had physical and economic occupancy of 93.1% and 93.4%, respectively, and the weighted average lease expiration for our portfolio was 4.6 years. In 2025, leases for more than 10% of our portfolio, measured by total ABR expire, and in 2026, leases for more than 9% of our portfolio, measured by total ABR expire. The existing tenants may decline to renew leases and we may not be able to find replacement tenants. We cannot guarantee that leases that are renewed or new leases will have terms that are as economically favorable to us as the expiring leases, or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options will not be offered to retain tenants or attract new tenants or that we will be able to lease a property at all. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us.

Tenant bankruptcies, particularly tenants that occupy multiple spaces at our properties, may have material adverse effects on us.

Bankruptcy filings by our tenants or any guarantor of a tenant’s lease obligation can occur in the course of operations, and in recent years, several companies in the retail industry, including certain of our tenants, have declared bankruptcy. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would bar all efforts to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. Leases have been rejected by some tenants in the past, and if a lease is rejected by a tenant in bankruptcy in the future, we would only have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if the funds were available, and then only in the same percentages as that realized on other unsecured claims.

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

Increases in the rate of inflation, both real and anticipated, may adversely affect our net operating income from leases with stated fixed rent increases or limits on the tenant’s obligation to pay its share of operating expenses, which could be lower than the increase in inflation at any given time. Increased inflation could also increase our general and administrative expenses and, as a result of an increase in market interest rates in response to higher than anticipated inflation rate, increase our mortgage and debt interest costs, and these costs could increase at a rate higher than our rents increase. Property taxes are also impacted by inflationary changes as taxes are typically regularly reassessed in most states based on changes in the fair value of our properties. An increase in our expenses, or expenses paid or incurred by our Business Manager or its affiliates that are reimbursed by us pursuant to the Business Management Agreement, or a failure of revenues to increase at least with inflation could adversely impact our results of operations.

Only twenty of our leases, generally limited to leases for less than 5,000 square feet, contain annual rental rate escalations based on increases in the Consumer Price Index. Some others contain fixed annual rent escalations. If the fixed rent increases begin to lag behind inflation, and our expenses increase with or greater than the inflation rate, then our profitability would be negatively impacted. Future leases may not contain escalation provisions, and even those that do include rent escalation provisions may not be sufficient to protect our revenues from the adverse effects of inflation. Moreover, if we are not able to increase rents at a rate that keeps pace with inflation, the purchasing power of the dollars that we receive will be lower that it would have been in the absence of inflation.

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

We have entered into both short-term and long-term leases with some of our retail tenants. Our short-term leases may expose us to the effects of declining market rent and our long-term leases may limit our ability to adjust lease rates to fair market rental rates which may adversely affect our revenues and ultimately our ability to make distributions.

Although as of December 31, 2024, the weighted average lease expiration for our portfolio was 4.6 years, we have entered into both short-term leases, with lease terms of fewer than three years, and long-term leases, with lease terms of greater than seven years, both of which expose us to risk. Our short-term leases expose us to the effects of declining market rent. There is no assurance that we will be able to renew these short-term leases as they expire or attract replacement tenants on comparable terms, if at all. Therefore, the returns we earn on this type of investment may be more volatile than the returns generated by properties with longer term leases.

In contrast, long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair market rental rates from these leases. These circumstances would adversely affect our revenues and funds available for distribution.

Retail conditions may adversely affect our income.

A retail property’s revenues and value may be adversely affected by several factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. Our properties are located in public places, and any incidents of crime or violence, including acts of protest or terrorism, would result in a reduction of business traffic to tenant stores in our properties. Any such incidents may also expose us to civil liability. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our retail properties may be negatively impacted.

Several of our retail leases are based on tenant gross sales. Under those leases, our revenue from tenants increases as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which may derive from percentage rent leases could be adversely affected by a general economic downturn.

We do not own the land when we are the lessee under a ground lease, so properties that we operate pursuant to a ground lease are subject to unique risks.

The Company is the lessee under one long-term leasehold, commonly known as a ground lease, to operate a property that is on land owned by a third party. The ground lease, which commenced on July 1, 2007, was assumed as part of a property purchased in October 2015 and extends through June 30, 2037 with six 5-year renewal options which the Company assumes will be exercised. Although we have a right to use the property on land leased to us pursuant to a ground lease, we do not own the underlying land. Accordingly, we will have no economic interest in the land at the expiration of the ground lease and will not share in any increase in value of the land or the improvements once our ground lease ends. If we are found to be in breach of a ground lease, and that breach cannot be cured, we could lose our interest in the improvements and the right to operate the property. Further, because we do not own the underlying land, the lessor could take certain actions to disrupt our use of the property or our tenant’s operation of the property.

Operating expenses have increased, and may continue to increase in the future and to the extent these increases cannot be passed on to our tenants, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for fuel, utilities, labor, building materials and insurance, are not fixed and may fluctuate from time to time. The U.S. Bureau of Labor Statistics reported in February 2025 that the consumer price index, a commonly referenced measure of inflation, rose by 3.0% over the 12 months ended January 2025. Unless specifically provided for in a lease, there is no guarantee that we will be able to pass increases on to our tenants. To the extent these increases cannot be passed on to our tenants, any increases would cause our cash flow and our operating results to decrease, which could have a material adverse effect on our ability to pay or sustain distributions.

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

To the extent we engage in development or redevelopment activities, construction delays and resulting increased costs and risks may reduce cash flow from operations.

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

The nature of the activities at certain properties may expose us and our tenants or operators to potential liability for personal injuries and, in certain instances, property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts or increasingly severe weather has increased, and may continue to increase, the premiums we pay for coverage against property and casualty claims. During the year ended December 31, 2024, total property operating expenses increased, including as a result of an increase in insurance premium costs compared to 2023. These policies may or may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot provide any assurance that we will have adequate coverage for these losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of the particular asset will likely be reduced by the uninsured loss. In addition, we cannot provide any assurance that we will be able to fund any uninsured losses.

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

We own certain properties in regions that are particularly susceptible to natural disasters, which may make us susceptible to the effects of these natural disasters in those areas from adverse climate developments or other causes.

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

We entered into a second amended and restated credit agreement in February 2022 for a $475.0 million Credit Facility consisting of a revolving credit facility providing initial revolving credit commitments in an aggregate amount of $200.0 million (the “Revolving Credit Facility”) and a term loan facility providing initial term loan commitments in an aggregate amount of $275.0 million (the “Term Loan”). On May 17, 2022, we entered into a First Amendment to Credit Agreement Regarding Incremental Term Loans (the “First Amendment”), amending the terms of the Credit Agreement primarily to draw an additional $300.0 million to fund the acquisition of investment properties during May 2022 discussed in “Note 4 – Acquisitions.” The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility in an amount not to exceed $1.2 billion, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of 15 unencumbered properties with an unencumbered pool value of $300.0 million or above and by a guaranty by certain of our subsidiaries. As of both March 5, 2025 and December 31, 2024, we had $125 million outstanding of the $200 million available under the Revolving Credit Facility. Our maximum availability under the Revolving Credit Facility was $75 million as of both March 5, 2025 and December 31, 2024, subject to the terms and conditions, including compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility. Although $75 million is the maximum available, covenant limitations, particularly the leverage ratio, affect what we can actually draw. As of both March 5, 2025 and December 31, 2024, approximately $39 million is available to draw as additional debt under the Revolving Credit Facility. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would reduce availability under the Credit Facility. Under the terms of the credit agreement, our leverage ratio generally cannot exceed 65%. As of December 31, 2024, our leverage ratio was 57%. There has been substantially less available to actually draw or undertake as additional debt than the maximum amount available, and there may be additional periods during which the amount we can actually draw or otherwise incur as additional debt is considerably less than the maximum amount available, for example, if new variants of the coronavirus, high inflation or high interest rates were to negatively affect our tenants.

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

The credit agreement provides for several customary events of default, including, among other things, the failure to comply with our covenants under the credit agreement, such as the “Consolidated Tangible Net Worth” covenant as defined in the credit agreement, and the failure to pay when amounts outstanding under the credit agreement become due or defaulting by us or our subsidiaries in the payment of an amount due under, or in the performance of any term, provision or condition contained in, any agreement providing for another debt arrangement, such as a mortgage, beyond certain dollar thresholds specified in our Credit Facility. Tenant bankruptcies negatively impact our compliance with the Consolidated Tangible Net Worth covenant even if the tenant continues to pay rent. There is no guarantee that our lenders under the credit agreement will grant another waiver of this covenant or any other covenant that we might be in danger of violating or required representation that we cannot make. Any merger, sale of assets, consolidation or change of control may constitute a default under the credit agreement. Defaults under the credit agreement could restrict our ability to borrow additional monies and could cause all amounts to become immediately due and payable, which would materially adversely affect our liquidity and financial condition.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

We have funded our capital needs almost exclusively through cash flow from operations (to the extent positive) and through draws on the Credit Facility, if needed. The domestic and international commercial real estate debt markets have been volatile resulting in increases in interest rates or changes in the expected or anticipated rate of decline and, from time to time, the tightening of underwriting standards by lenders and credit rating agencies, which limits the availability of credit and increase costs for what is available. We may also face a heightened level of interest rate risk, for example, if the U.S. Federal Reserve Board increases interest rates or decreases the pace of any reductions in response to, among other things, changing inflationary expectations. All these actions will likely lead to increases in our borrowing costs and may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could adversely affect our ability to obtain funding for our capital needs, such as future acquisitions. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available to us. Volatility in the debt markets may negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing. If we are unable to borrow monies on terms and conditions that we find acceptable, the return on our properties may be lower.

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

Interest-only indebtedness may increase our risk of default and may reduce our funds available for other needs including distributions to our stockholders.

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

Increasing interest rates could increase the amount of our debt payments.

We have obtained debt that requires us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution to our stockholders. Further, during periods of rising interest rates, we may be forced to sell one or more of our properties in order to repay existing loans, which may not permit us to maximize the return on the particular properties being sold. As of December 31, 2024, we had $175 million of debt, or 21% of our total debt, bearing interest at variable rates indexed to the Secured Overnight Financing Rate (“SOFR”) and not fixed by a swap with a weighted average interest rate equal to 6.31% per annum. We had variable rate debt indexed to SOFR and subject to swap agreements fixing the rate of $551 million or 66% of our total debt as of December 31, 2024. If interest rates on all debt which bears interest at variable rates as of December 31, 2024 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.8 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2024 decreased by 1% (100 basis points), interest expense would increase earnings and cash flows by the same amount.

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

We pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of IREIC for services provided to us. Our Business Manager receives fees based on the aggregate book value, including acquired intangibles, of our invested assets and is entitled to receive its business management fee for the remainder of the term ending March 31, 2027 in one lump sum upon termination of the business management agreement by the Company except for cause or upon a Liquidity Event (as defined in the Fourth Business Management Agreement). Further, our Real Estate Manager receives fees based on the gross income from properties under management and may also receive leasing and construction management fees. Other parties related to, or affiliated with, our Business Manager or Real Estate Manager may also receive fees or cost reimbursements from us. These compensation arrangements may cause these entities to take or not take certain actions. For example, these arrangements may provide an incentive for our Business Manager to: (1) borrow more money than prudent to increase the amount we can invest; or (2) retain instead of sell assets, even if our stockholders may be better served by a sale or other disposition of the assets. The interests of these parties in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock.

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

Our properties may compete with the properties owned by other programs sponsored by IREIC or IPC.

Certain programs sponsored by IREIC or its subsidiary, Inland Private Capital Corporation (“IPC”), own and manage the type of properties that we own or seek to acquire, including in the same geographical areas. Therefore, our properties, especially those located in the same geographical area, may compete for tenants or purchasers with other properties owned and managed by other IREIC- or IPC-sponsored programs. Persons performing services for our Real Estate Manager may face conflicts of interest when evaluating tenant leasing opportunities for our properties and other properties owned and managed by IREIC- or IPC-sponsored programs, and these conflicts of interest may have an adverse impact on our ability to attract and retain tenants. In addition, a conflict could arise in connection with the resale of properties in the event that we and another IREIC- or IPC-sponsored program were to attempt to sell similar properties at the same time, including in particular in the event another IREIC- or IPC-sponsored program engages in a liquidity event at approximately the same time as us, thus impacting our ability to sell the property or complete a proposed liquidity event.

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

The taxation of distributions paid to our stockholders can be complex.

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

Distributions that are reinvested through the DRP are deemed received by stockholders that participate in the DRP for income tax purposes and are taxable based on the fair market value of the share of our common stock reinvested. As a result, unless a stockholder is a tax-exempt entity, it will have to use funds from other sources to pay its tax liability.

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

We rely on our Business Manager’s information technology systems to be able to monitor and control our operations, adjust to changing market conditions, and implement strategic initiatives, and, in connection with our use of these systems, we rely on the cybersecurity strategy and policies implemented by Inland. Any disruptions in these systems or the failure of these systems to operate as expected could in the future adversely affect, our ability to access and use certain applications and could, depending on the nature and magnitude of the problem, adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions and implement strategic initiatives. We cannot guarantee that disruptions will not be material in the future. In addition, the security measures we employ to protect our systems have in the past not detected or prevented, and may in the future not detect or prevent, all attempts to hack our systems, denial-of-service attacks, viruses, malicious software (malware), employee error or malfeasance, phishing attacks, security breaches, disruptions during the process of upgrading or replacing computer software or hardware or integrating systems of acquired assets or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by the sites, networks and systems that we otherwise maintain, which include cloud-based networks and data center storage.

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

We may become subject to greater liability due to changing regulations and laws regarding cybersecurity, which could materially adversely affect our business, operations, results of operations and profitability.

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

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel that we engage, such as Mr. Zalatoris, or that we access through our Business Manager and Real Estate Manager. The CEO Agreement, as amended, that we have entered into with Mr. Zalatoris has a term ending February 2, 2026, subject to renewal. Neither the Business Manager nor the Real Estate Manager has employment agreements with any of the other persons that serve as executive officers of the Company, the Business Manager or the Real Estate Manager. We cannot guarantee that all, or any of these persons, will continue to be available to provide services to us. If any of these individuals were to cease their employment or other relationship with our Business Manager or Real Estate Manager, respectively, our results and ability to pursue our business plan could suffer. Further, we do not intend to separately maintain “key person” life insurance that would provide us with proceeds in the event of death or disability of these persons. We believe our future success depends, in part, upon the ability of our Business Manager and Real Estate Manager to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Business Manager or Real Estate Manager will be successful in attracting and retaining skilled personnel. If our Business Manager or Real Estate Manager loses or is unable to obtain the services of key or other skilled personnel due to, among other things, an overall labor shortage, lack of skilled labor, increased turnover or increased labor costs, or as a result of other general macroeconomic factors, our ability to implement our investment strategies could be delayed or hindered, and a perception of reduced management capabilities could cause the market value of our investments to decline.

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

Inland has established a Computer Security Incident Response Team (“Inland CSIRT”), which aims to manage and mitigate the impact of cybersecurity breach events, including those arising from or impacting our Business Manager and service providers (including the transfer agent), tenants, and other business contacts. Members of the Inland CSIRT include Inland’s VP Director of IT Infrastructure & Information Security, who has more than 20 years of experience in information technology security and leads Inland’s cybersecurity program, and its Head of Technology Strategy, as well as members of the firm’s legal, risk, and communications groups. Inland has established a notification decision framework to determine when the Inland CSIRT will provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including members of our Business Manager’s management, and our Board and Audit Committee, as appropriate.

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

Item 2. Properties

(Dollar amounts in thousands, except per square foot amounts)

The table below presents a summary of our investment properties as of December 31, 2024 and 2023.

	As of December 31, 2024	As of December 31, 2023
Number of properties	52	52
Purchase price	$1,624,667	$1,624,667
Total square footage	7,168,608	7,167,446
Physical occupancy	93.1%	91.6%
Economic occupancy	93.4%	92.0%
Weighted average remaining lease term (years) (a)	4.6	4.6
(a)
Weighted average remaining lease term is based on a weighting by ABR as of December 31, 2024.

As of December 31, 2024 and 2023, ABR per square foot averaged $19.72 and $19.61, respectively, for all properties owned. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, excluding ground leases. ABR per square foot including ground leases averaged $16.93 and $16.79, as of December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024 and 2023, we did not purchase or sell any properties.

The table below presents information for each of our investment properties as of December 31, 2024.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	100.0%	100.0%	$—	—
Wedgewood Commons (a)	Olive Branch, MS	169,558	89.8%	91.9%	—	—
Park Avenue (a)	Little Rock, AR	78,702	95.6%	95.6%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	98.1%	98.1%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	94.8%	94.8%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	100.0%	100.0%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	74.6%	74.6%	—	—
Dogwood Festival (a)	Flowood, MS	188,770	93.2%	93.2%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	97.4%	97.4%	—	—
Harris Plaza (a)	Layton, UT	125,814	91.0%	91.0%	—	—
Dixie Valley (a)	Louisville, KY	119,911	81.2%	81.2%	—	—
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	97.4%	97.4%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	98.7%	100.0%	—	—
Harvest Square (a)	Harvest, AL	70,590	95.2%	95.2%	—	—
Heritage Square (a)	Conyers, GA	22,510	84.9%	84.9%	—	—
The Shoppes at Branson Hills (a)	Branson, MO	256,244	95.3%	95.3%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	99.1%	99.1%	—	—
Shoppes at Lake Park (a)	West Valley City, UT	52,997	90.6%	90.6%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center (a)	Katy, TX	147,621	97.5%	97.5%	—	—
Eastside Junction (a)	Athens, AL	79,675	91.0%	91.0%	—	—
Fairgrounds Crossing (a)	Hot Springs, AR	155,127	100.0%	100.0%	—	—
Prattville Town Center (a)	Prattville, AL	168,842	99.1%	99.1%	—	—
Regal Court	Shreveport, LA	363,061	97.4%	97.4%	26,000	4.55%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza (a)	Jacksonville, NC	42,219	52.8%	52.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	90.6%	90.6%	—	—
White City (a)	Shrewsbury, MA	256,974	85.1%	85.1%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	94.7%	94.7%	—	—
Shoppes at Market Pointe (a)	Papillion, NE	253,793	97.9%	97.9%	—	—
Marketplace at El Paseo (a)	Fresno, CA	224,683	98.2%	98.9%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	83.6%	86.8%	16,419	4.25%
Milford Marketplace	Milford, CT	111,959	95.9%	95.9%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,871	90.8%	90.8%	76,533	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	89.2%	89.2%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	97.1%	97.1%	—	—
Marketplace at Tech Center (a)	Newport News, VA	210,666	89.0%	92.8%	—	—
Coastal North Town Center (a)	Myrtle Beach, SC	304,662	98.2%	98.2%	—	—
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	84.7%	100.0%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	100.0%	100.0%	—	—
Pentucket Shopping Center (a)	Plaistow, NH	198,469	86.4%	86.4%	—	—
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
New Town (a)	Owings Mill, MD	117,593	43.8%	43.8%	—	—
Olde Ivy Village (a)	Smyrna, GA	46,500	96.7%	96.7%	—	—
Northpark Village Square (a)	Santa Clarita, CA	87,103	79.4%	79.4%	—	—
Lower Makefield Shopping Center (a)	Lower Makefield, PA	74,953	94.9%	94.9%	—	—
Denton Village (a)	Denton, TX	48,280	96.9%	96.9%	—	—
Rusty Leaf Plaza (a)	Orange, CA	59,188	95.3%	95.3%	—	—
Northville Park Place (a)	Northville, MI	78,421	94.3%	94.3%	—	—
CityPlace (a)	Woodbury, MN	174,788	98.4%	98.4%	—	—
Portfolio total		7,168,608	93.1%	93.4%	$137,679	3.97%

(a)
Property is included in the pool of unencumbered properties under our Credit Facility.

(b)
Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of December 31, 2024:

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	5	$4,899	4.3%	$16.54	296,150	4.1%
The TJX Companies, Inc.	14	3,821	3.4%	10.79	354,070	4.9%
Ross Dress for Less, Inc.	10	2,772	2.4%	10.58	262,080	3.7%
Ulta Salon, Cosmetics & Fragrance Inc.	11	2,391	2.1%	21.55	110,958	1.6%
Amazon/Whole Foods Market Group, Inc.	3	2,377	2.1%	20.60	115,396	1.6%
Sprouts Farmers Market, LLC	4	2,159	1.9%	19.09	113,092	1.6%
Petsmart	7	2,117	1.9%	15.27	138,578	1.9%
Albertsons/Jewel/Shaw's	2	2,090	1.8%	16.34	127,892	1.8%
Dick's Sporting Goods, Inc.	4	1,959	1.7%	10.84	180,766	2.5%
Five Below	12	1,946	1.7%	17.02	114,369	1.6%
Top Ten Tenants	72	$26,531	23.3%	$14.63	1,813,351	25.3%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place as of December 31, 2024:

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,423,181	21.2%	10.7%
Grocery	1,331,575	19.9%	16.9%
Lifestyle, Health Clubs, Books & Phones	869,289	13.0%	15.3%
Home Goods	824,041	12.3%	6.9%
Restaurant	640,502	9.6%	18.5%
Apparel & Accessories	461,444	6.9%	9.2%
Consumer Services, Salons, Cleaners, Banks	351,193	5.2%	9.6%
Pet Supplies	261,509	3.9%	4.0%
Sporting Goods	201,977	3.0%	2.2%
Health, Doctors & Health Foods	194,663	2.9%	5.0%
Other	138,951	2.1%	1.7%
Total	6,698,325	100.0%	100.0%

The following table sets forth a summary of our property type based on annualized base rent in-place for leases as of December 31, 2024:

Property Type	Percent of Total Annualized Base Rent
Grocery	59%
Grocery Shadow-Anchored	28%
Community Center	7%
Power Center	6%
Total	100%

The following table sets forth a summary, as of December 31, 2024, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant:

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	48%	5.6
Junior Box	5,000-9,999	14%	4.0
Small Shop	Less than 5,000	38%	3.5
Total		100%	4.6

With respect to our locations affected by the Bed Bath and Beyond bankruptcy, all four locations have been re-leased.

With respect to our locations affected by the Rite Aid bankruptcy, one of our two locations closed and that lease was rejected. We executed a new lease in November 2024 for this location. Our other location is still open and operating and was not included on the closing list. This lease was assumed at the end of August 2024 and Rite Aid exited bankruptcy in early September 2024.

Party City, which leases space at four of our properties, filed for bankruptcy protection. We expect that the leases for two of the properties may be acquired by new tenants through the bankruptcy process, subject to further pleadings in the bankruptcy case. The stores for the remaining two locations are currently operating and we expect these stores to close on or before March 31, 2025.

With respect to our location affected by the Container Store bankruptcy, the location is operating and that lease was assumed on January 28, 2025. Container Store exited bankruptcy in late January 2025.

With respect to our location affected by the American Freight bankruptcy, the location closed and that lease was rejected in December 2024. We are marketing the space.

Lease Expirations

The following table sets forth a summary, as of December 31, 2024, of lease expirations scheduled to occur during each of the calendar years from 2025 to 2034 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to December 31, 2024. Annualized base rent represents the rent in place for the applicable property as of December 31, 2024. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $103,484, or $19.72 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2025	120	479,479	7.2%	$11,729	10.3%	$24.46
2026	106	487,577	7.3%	10,562	9.3%	21.66
2027	127	892,238	13.3%	15,579	13.7%	17.46
2028	146	1,418,392	21.2%	18,781	16.6%	13.24
2029	132	922,949	13.8%	17,079	15.1%	18.51
2030	67	653,006	9.7%	12,014	10.6%	18.40
2031	24	201,917	3.0%	4,013	3.5%	19.87
2032	29	198,351	2.9%	4,698	4.2%	23.68
2033	28	200,064	3.0%	3,730	3.3%	18.64
2034	27	606,212	9.1%	7,575	6.7%	12.50
Thereafter	18	638,140	9.5%	7,612	6.7%	11.93
Leased Total	824	6,698,325	100.0%	$113,372	100.0%	$16.93

Item 3. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our shares of common stock. To assist broker dealers with satisfying their customer account statement requirements under FINRA Rule 2231, our board has historically published an Estimated Per Share NAV. Our board last published an estimate in March 2024 but does not intend to publish an updated estimate while reviewing or considering strategic alternatives. The estimate is dated and should no longer be used for any purpose. The board will only consider evaluating net asset value and publishing an estimate if the strategic review does not result in a liquidity event or the board terminates its review of strategic alternatives.

As of March 4, 2025, we had 15,932 stockholders of record.

Distributions

We currently pay distributions on a quarterly basis. However, the actual amount and timing of distributions, if any, is determined by our board of directors in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions.

During both the years ended December 31, 2024 and 2023, we declared quarterly distributions in an amount equal to $0.135600 per share.

The following table shows the sources for the payment of distributions to common stockholders for the periods indicated (Dollar amounts in thousands):

	Year Ended December 31, 2024		Year Ended December 31, 2023
		% of Distributions		% of Distributions
Distributions:
Distributions paid in cash	$14,601		$12,660
Distributions reinvested through DRP (1)	5,001		6,976
Total distributions	$19,602		$19,636
Source of distribution coverage:
Cash flows provided by operating activities	$19,602	100%	$19,636	100%
Proceeds from DRP	—	—%	—	—%
Total source of distribution coverage	$19,602	100%	$19,636	100%
Cash flows provided by operating activities (GAAP basis)	$43,292		$39,401
Net loss (in accordance with GAAP)	$(14,978)		$(15,123)
____________

(1)
On September 18, 2024, in connection with the process to review strategic alternatives, including the sale of the Company, our board of directors suspended the DRP effective as of October 1, 2024.

Share Repurchase Program

We are authorized, through the share repurchase program or “SRP” to repurchase shares from stockholders who purchased their shares from us as opposed to another stockholder or received their shares through a non-cash transfer and have held their shares for at least one year. Repurchases are governed by the terms of the Fifth Amended and Restated Share Program (the “Fifth SRP”) adopted by the board on November 7, 2023, effective on December 27, 2023. Repurchases are made in our sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), as defined in the SRP, the one year holding period does not apply. Under the Fifth SRP, the board of directors has discretion to establish the proceeds available to fund repurchases each quarter and could use proceeds from all sources available to us, in the board’s sole discretion. The board of directors also has the discretion to determine the amount of repurchases, if any, to be made each quarter based on its evaluation of our business, cash needs and any other requirements of applicable law. The entirety of the Fifth SRP can be found on our website. The SRP will immediately terminate if our shares of common stock become listed for trading on a national securities exchange. In addition, our board of directors, in its sole discretion, may, at any time, amend or terminate the SRP. During the years ended December 31, 2024, 2023 and 2022, we made repurchases aggregating $5.0 million, $6.0 million and $3.6 million, respectively, funded primarily with the proceeds from the DRP. On September 18, 2024, the board suspended the SRP effective as of October 1, 2024 in connection with the board’s review of strategic alternatives. During the suspension, we will not repurchase shares under the SRP. Any outstanding repurchase requests will automatically roll over for processing under the terms and conditions of the SRP if the SRP is reinstated unless a stockholder withdraws the request for repurchase. There is no assurance the SRP will be reinstated.

The following table summarizes the repurchases of shares of our common stock under the SRP during the year ended December 31, 2024 (Dollar amounts in thousands except per share amounts):

Period	Total Shares Requested to be Repurchased (1)	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2024 – January 31, 2024	2,005,220	106,452	$15.89	$1,691	106,452	1,701,741
February 1, 2024 – February 29, 2024	—	—	—	—	—	1,701,741
March 1, 2024 – March 31, 2024	—	—	—	—	—	1,701,741
April 1, 2024 – April 30, 2024	339,456	108,712	$15.34	1,668	108,712	1,593,029
May 1, 2024 – May 31, 2024	—	—	—	—	—	1,593,029
June 1, 2024 -June 30, 2024	—	—	—	—	—	1,593,029
July 1, 2024 – July 31, 2024	278,448	107,036	$15.34	1,642	107,036	1,485,993
August 1, 2024 – August 31, 2024	—	—	—	—	—	1,485,993
September 1, 2024 – September 30, 2024	—	—	—	—	—	1,485,993
October 1, 2024 – October 31, 2024	205,031	—	$—	—	—	1,485,993
November 1, 2024 – November 30, 2024	—	—	—	—	—	1,485,993
December 1, 2024 – December 31, 2024	—	—	—	—	—	1,485,993
Total	2,828,155	322,200	$15.52	$5,001	322,200

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K, which include the risks described below:

•
Our board is reviewing strategic alternatives, including sale of the Company. There is no assurance this review of strategic alternatives will lead to a sale of the Company or some other liquidity event or the price that stockholders may receive in a sale or have available in an alternative liquidity event;
•
During the pendency of our board’s review of strategic alternatives, we do not expect to acquire new properties or engage in redevelopment activities which may negatively impact our ability to grow our assets and income;
•
There are inherent risks with real estate investments. For example, an investment in real estate cannot generally be quickly sold, limiting our ability to promptly vary our portfolio in response to changing economic, financial and investment conditions. Investments in real estate assets also are subject to adverse changes in general economic conditions which, for example, reduce the demand for rental space;
•
If a transaction does not occur as a result of the board’s strategic review, we may pursue redevelopment activities, which are subject to several risks, including, but not limited to: expending resources to determine the feasibility of the project or projects that are then not pursued or completed; construction delays or cost overruns; failure to meet anticipated occupancy or rent levels within the projected time frame, if at all; exposure to fluctuations in the general economy due to the significant time lag between commencing and completing the project; and reduced rental income during the period of time we are redeveloping an asset or assets;
•
Our Business Manager and its affiliates face conflicts of interest caused by, among other things, their compensation arrangements with us, and the simultaneous overlapping leadership roles certain of our executive officers have at the Business Manager and its affiliates, which could result in actions that are not in the long-term best interests of our stockholders;
•
Market disruptions resulting from any future disruptions from a possible global pandemic or epidemic, the ongoing hostilities between Israel and Hamas and between Russia and Ukraine, NATO and the international community’s response thereto and other geopolitical events affecting the financing markets generally, inflation, tariffs, volatility in interest rates, supply chain shortages that affect our tenants or other disruptions caused by events beyond our control may adversely impact the economy generally and the retail sector in particular;
•
We have incurred net losses on a GAAP basis for the years ended December 31, 2024, 2023 and 2022, and future net losses could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness or pay distributions to our stockholders;
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
•
Our properties may compete with the properties owned by other programs sponsored by our Sponsor or IPC for, among other things, tenants;
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

The following discussion and analysis is based on the consolidated financial statements for the years ended December 31, 2024, 2023 and 2022. Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes thereto.

Overview

As noted above, we were formed and sponsored by IREIC to acquire and manage a portfolio of commercial real estate investments located in the United States. We elected to be taxed as a REIT commencing with the tax year ended December 31, 2013. Our strategic plan has focused primarily on acquiring and owning a portfolio substantially all of which is comprised of grocery-anchored properties. We raised equity capital through a “best efforts” offering that commenced on October 18, 2012, and concluded on October 16, 2015. We sold 33,534,022 shares of common stock in the offering generating gross proceeds of $834.4 million. We have continued to generate equity capital through the sale of shares through our DRP. We have also used, and continue to use, various sources of debt capital to fund acquisitions and other capital and operating needs as further described. As of December 31, 2024, we have issued a total of 6,760,659 shares through the DRP generating aggregate proceeds of $148.1 million. The DRP has, however, been suspended pending the board’s review of strategic alternatives. The board engaged a financial advisor to assist with this review and has conducted an outreach to entities viewed as potential purchasers seeking offers for the entire Company. This process is continuing as of the date of this report but there is no assurance that a sale, merger or other transaction creating a liquidity event will result from the process or the price or value that may be agreed upon in any such transaction. The board may further reevaluate other alternatives or decide to suspend or terminate its review of strategic alternatives and continue operating pursuant to our existing strategic plan. During the pendency of this review, we do not expect to acquire any properties or redevelop existing properties although we may sell properties on an individual basis.

As of December 31, 2024, we owned 52 retail properties, totaling 7.2 million square feet located in 24 states. A majority of our properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. As of December 31, 2024, grocery-anchored or grocery shadow-anchored shopping center properties represented 87% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center near a grocery store that we do not own and is not a part of our shopping center but that we believe generates traffic for our shopping center. On September 18, 2024, we announced our board’s decision to review strategic alternatives including the sale of the Company. As of December 31, 2024, our portfolio had physical and economic occupancy of 93.1% and 93.4%, respectively. As of December 31, 2024, 2023 and 2022, annualized base rent (“ABR”) per square foot averaged $19.72, $19.61 and $19.10, respectively, for all owned properties. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, excluding ground leases. ABR including ground leases averaged $16.93, $16.79 and $16.42 as of December 31, 2024, 2023 and 2022, respectively. There were no acquisitions or dispositions during the year ended December 31, 2024.

We have no employees and are externally managed and advised by the Business Manager to whom we pay fees and reimburse certain expenses for the services provided to us. Our president and chief executive officer, Mark Zalatoris, serves in these capacities pursuant to the terms of the CEO Agreement. The fee that we pay to the Business Manager is reduced dollar for dollar for amounts we pay to Mr. Zalatoris under the CEO Agreement. Mr. Zalatoris is not an employee of the Company and is not an officer or director of the Business Manager but has the authority under the CEO Agreement and the Fourth Business Management Agreement to direct the day-to day operations of the Business Manager. Our properties are managed by Inland Commercial Real Estate Services LLC, an indirect wholly owned subsidiary of our Sponsor.

Inflation and Interest Rates

Inflationary pressures and volatility in interest rates, in particular, could reduce consumer spending and adversely impact retailer profitability, particularly if rates rise which may impact our ability to increase rents as well as tenant demand for new and existing store locations. Regardless of inflation levels, base rent under most of our long-term anchor leases remain constant (subject to tenants’ exercise of renewal options at pre-negotiated rent increases) until the expiration of their lease terms, regardless of the inflation rate for any particular period. While many of our leases require tenants to pay their share of shopping center operating expenses (including common area maintenance, real estate tax and insurance expenses), our ability to collect the expense increases passed through to tenants is dependent on their ability to absorb and pay these increases. Inflation may also impact other aspects of our operating costs, including fees paid to service providers, the cost to complete redevelopments and build-outs of recently leased vacancies and interest rate costs relating to variable rate loans and refinancing of lower fixed-rate indebtedness. While we have not been significantly impacted by any of these items to date, no assurances can be provided that these inflationary pressures will not have a material adverse effect on our business in the future.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on mortgage loans and Credit Facility	•	Cash receipts from our tenants
•	Property operating expenses	•	Sale of shares through the DRP (if reinstated)
•	General and administrative expenses	•	Proceeds from new or refinanced mortgage loans
•	Distributions to stockholders	•	Borrowing on our Credit Facility
•	Fees payable to our Business Manager and Real Estate Manager	•	Proceeds from sales of real estate (if any)
•	Repurchases of shares under the SRP (if reinstated)	•	Proceeds from issuance of securities (if any) other than through the DRP
•	Capital expenditures, tenant improvements and leasing commissions
•	Acquisitions of real estate directly or through joint ventures
•	Redevelopments of entire properties or certain spaces within our properties

Historically, we have generated capital through the issuance of shares of our common stock through a best-efforts offering and through issuances pursuant to the DRP and by borrowing monies on either a secured or unsecured basis. Since 2015, we have generated the bulk of our capital through borrowings.

As of December 31, 2024, we had $125 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. As of December 31, 2024, the interest rates on the Revolving Credit Facility and the Term Loan were 6.34% and 4.30%, respectively. As of December 31, 2023, the interest rates on the Revolving Credit Facility and the Term Loan were 7.36% and 4.39%, respectively. The Revolving Credit Facility matures on February 3, 2026 subject to a twelve month extension at our option. The Term Loan matures on February 3, 2027. As of both March 5, 2025 and December 31, 2024, we had $75 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants, which could further limit the amount available, of the Credit Agreement that governs the Credit Facility. Although $75 million is the maximum available, covenant limitations affect what we can actually draw. As of both March 5, 2025 and December 31, 2024, approximately $39 million is available to draw as additional debt under the Revolving Credit Facility. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would shrink availability under the Credit Facility. Our leverage ratio, as defined in the Credit Facility, generally cannot exceed 60%, provided however that two times during the term of our Revolving Credit Facility our leverage ratio may be 65% for two consecutive quarters. Our leverage ratio was 57% as of December 31, 2024, as defined in the Revolving Credit Facility’s agreement.

As of December 31, 2024, we had total debt outstanding of $837.7 million, excluding unamortized debt issuance costs, which bore interest at a weighted average interest rate of 4.55% per annum. As of December 31, 2024, the weighted average years to maturity for our debt was 1.8 years. As of both December 31, 2024 and December 31, 2023, our borrowings were 52% of the purchase price of our investment properties. As of December 31, 2024 our cash and cash equivalents balance was $6.4 million.

As of March 5, 2025, in the next twelve months, we have four mortgage loans maturing with an aggregate principal balance of $137.7 million, which we intend to repay with cash flows from operating activities, cash on hand, proceeds available under the Revolving Credit Facility or proceeds from refinancing of mortgage loans. The weighted average interest rate on these four mortgage loans is 3.97% per annum as of December 31, 2024, which includes the effects of interest rate swaps.

During the year ended December 31, 2024, we generated proceeds of $5.0 million from the sale of shares through the DRP and used this capital to repurchase an aggregate of $5.0 million of shares of common stock pursuant to the SRP.

During the year ended December 31, 2024, we invested $13.9 million on capital expenditures and tenant improvements, which is approximately $3.6 million more than we did in the year ended December 31, 2023. For 2025, we have budgeted approximately $21.2 million for capital expenditures and tenant improvements.

As of December 31, 2024, we have paid all interest and principal amounts when due, and were in compliance with all financial covenants under the Credit Facility, as amended.

Cash Flow Analysis

	For the year ended December 31,			Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$43,292	$39,401	$44,787	$3,891	$(5,386)
Net cash flows used in investing activities	$(13,908)	$(10,351)	$(290,505)	$(3,557)	$280,154
Net cash flows (used in) provided by financing activities	$(28,942)	$(27,930)	$237,669	$(1,012)	$(265,599)

Operating activities

Cash provided by operating activities increased $3.9 million during 2024 compared to 2023 and decreased $5.4 million during 2023 compared to 2022. The increase from 2023 to 2024 was primarily due to an increase in property net operating income primarily due to higher base rent, a decrease in cash paid for interest due to lower average debt outstanding and a decrease in business management fees in 2024 resulting from a change in the fee that became effective April 1, 2023. The decrease from 2022 to 2023 was primarily due to higher interest payments, the timing of payments to related parties and a decrease in prepaid rent.

Investing activities

	For the year ended December 31,			Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(Dollar amounts in thousands)
Purchase of investment properties	$—	$—	$(277,880)	$—	$277,880
Capital expenditures	(13,908)	(10,351)	(12,404)	(3,557)	2,053
Other assets	—	—	(221)	—	221
Net cash used in investing activities	$(13,908)	$(10,351)	$(290,505)	$(3,557)	$280,154

During the year ended December 31, 2024, there was an increase in cash used in investing activities compared to 2023 due to an increase in capital expenditures. During the year ended December 31, 2023, there was a decrease in cash used in investing activities compared to 2022 primarily due to the fact that we did not acquire any properties in 2023. We acquired eight properties during the year ended December 31, 2022.

Financing activities

	For the year ended December 31,			Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(Dollar amounts in thousands)
Total net changes related to debt	$(9,340)	$(9,674)	$253,837	$334	$(263,511)
Proceeds from DRP	5,001	6,976	7,287	(1,975)	(311)
Shares repurchased	(5,001)	(5,966)	(3,645)	965	(2,321)
Distributions paid	(19,602)	(19,636)	(19,583)	34	(53)
Early termination of interest rate swap agreements, net	—	370	(227)	(370)	597
Net cash (used in) provided by financing activities	$(28,942)	$(27,930)	$237,669	$(1,012)	$(265,599)

During 2024 and 2023, cash was used to repay debt. During 2022, we drew approximately $278 million on the Credit Facility to fund purchase of properties. During the years ended December 31, 2024, 2023 and 2022, we generated proceeds from the sale of shares pursuant to the DRP of $5.0 million, $7.0 million and $7.3 million, respectively. During the years ended December 31, 2024, 2023 and 2022, share repurchases were $5.0 million, $6.0 million and $3.6 million, respectively. During the years ended December 31, 2024, 2023 and 2022, we paid $19.6 million, $19.6 million and $19.6 million, respectively, in distributions. As noted herein, in connection with the board’s review of strategic alternatives, the DRP and SRP have both been suspended.

Distributions

A summary of the distributions declared, distributions paid and cash flows provided by operations during the years ended December 31, 2024, 2023 and 2022 follows (Dollar amounts in thousands, except per share amounts):

Year Ended December 31, (1)	Distributions Declared	Distributions Declared Per Share	Cash Distributions Paid	Cash Distributions Reinvested via DRP	Total Cash Distributions Paid	Cash Flows From Operations
2024	$19,595	$0.54	$14,601	$5,001	$19,602	$43,292
2023	$19,634	$0.54	$12,660	$6,976	$19,636	$39,401
2022	$19,602	$0.54	$12,296	$7,287	$19,583	$44,787

(1)
For the years ended December 31, 2024, 2023 and 2022, distributions were funded by cash flows from operations. Note that some distributions may be declared in one year but will not be paid until the next year, so for any given year the total distributions declared often will not match the total distributions paid.

See “Distributions” under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above for the number of shares requested for repurchase and other information regarding our distributions to stockholders.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2024, 2023 and 2022.

This section describes and compares our results of operations for the years ended December 31, 2024, 2023 and 2022. We generate primarily all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our “same store” properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of any acquisitions or dispositions on net income.

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

Comparison of the Years ended December 31, 2024 and 2023 (Dollar amounts in thousands)

All 52 investment properties we currently own were held for the entirety of both the years ended December 31, 2024 and 2023.

The following table presents the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2024 and 2023, along with a reconciliation to net loss, calculated in accordance with GAAP.

	For the year ended December 31,
	2024	2023	Change
Rental income	$149,042	$146,421	$2,621
Other property income	376	336	40
Total income	149,418	146,757	2,661

Property operating expenses	30,041	29,408	633
Real estate tax expense	17,923	18,362	(439)
Total property operating expenses	47,964	47,770	194

Property net operating income	101,454	98,987	2,467

Straight-line income (expense), net	383	411	(28)
Amortization of intangibles and lease incentives	(276)	2,124	(2,400)
General and administrative expenses	(5,817)	(5,237)	(580)
Business management fee	(8,963)	(9,632)	669
Depreciation and amortization	(60,809)	(59,542)	(1,267)
Interest expense	(41,272)	(42,451)	1,179
Interest and other income	322	217	105
Net loss	$(14,978)	$(15,123)	$145

Net loss. Net loss was $14,978 and $15,123 for the years ended December 31, 2024 and 2023, respectively.

Total property net operating income. During the year ended December 31, 2024, property net operating income increased $2,467, total property income increased $2,661, and total property operating expenses including real estate tax expense increased $194.

The increase in property net operating income is primarily due to an increase in base rent in new leases and step-up rent on existing leases, and an increase in tenant recovery income. The increase in property operating expenses is primarily due to an increase in snow removal costs, higher repairs and maintenance costs due to the timing of projects and an increase in insurance premium costs compared to 2023.

Straight-line income (expense), net. Straight-line income (expense), net decreased $28 in 2024 compared to 2023. This decrease is primarily due to higher straight-line write-offs in 2024 compared to 2023, partially offset by step-up rent on existing leases.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives decreased $2,400 in 2024 compared to 2023. The decrease is primarily due to fully amortized intangibles and fewer write-offs for early termination.

General and administrative expenses. General and administrative expenses increased $580 in 2024 compared to 2023 primarily due to the amount paid to Mr. Zalatoris under the CEO Agreement and an increase in professional fees. Amounts paid to Mr. Zalatoris reduce the amount paid by the Company to the Business Manager under the Business Management Agreement on a dollar-for-dollar basis.

Business management fee. Business management fees decreased $669 in 2024 compared to 2023. The decrease is primarily due to an amendment to the Business Management Agreement that reduced the base fee. As noted herein, the amount we pay Mr. Zalatoris under the CEO Agreement reduces our payment under the Business Management Agreement on a dollar-for-dollar basis. During the year ended December 31, 2024, total costs incurred under the CEO Agreement were $323, which are included in general and administrative expenses.

Depreciation and amortization. Depreciation and amortization increased $1,267 in 2024 compared to 2023. The increase is primarily due to additions to fixed assets and leasing commissions during 2024 and higher fixed asset write-offs in 2024 compared to 2023.

Interest expense. Interest expense decreased $1,179 in 2024 compared to 2023. The decrease is primarily due to lower average debt outstanding and a decrease in interest rate swap amortization.

Interest and other income. Interest and other income increased $105 in 2024 compared to 2023 primarily due to interest earned on cash held in bank accounts.

Comparison of the Years ended December 31, 2023 and 2022 (Dollar amounts in thousands)

A total of 44 investment properties that were acquired on or before January 1, 2022 and classified as held and used as of December 31, 2023 and 2022 represent our “same store” properties during the years ended December 31, 2023 and 2022. “Non-same store,” as reflected in the table below, consists of properties acquired after January 1, 2022. For the years ended December 31, 2023 and 2022, eight properties that were acquired on May 17, 2022 constituted non-same store properties.

The following table presents the property net operating income broken out between same store and non-same store, prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2023 and 2022, along with a reconciliation to net loss, calculated in accordance with GAAP.

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

The increase in “same store” total property net operating income is primarily due to an increase in rental income and an increase in recovery income due to higher recoverable expenses, partially offset by an increase in non-recoverable expenses during the year ended December 31, 2023.

“Non-same store” total property net operating income increased $6,471 during 2023 as compared to 2022. The increase is a result of acquiring eight retail properties on May 17, 2022. On a “non-same store” basis, total property income increased $9,507 and total property operating expenses increased $3,036 during the year ended December 31, 2023 as compared to 2022 as a result of this acquisition.

Straight-line income (expense), net. Straight-line income (expense), net increased $448 in 2023 compared to 2022. This increase is primarily due to the acquisition of the IRPF Properties during the year ended December 31, 2022.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives increased $1,426 in 2023 compared to 2022. The increase is primarily due to the acquisition of the IRPF Properties during 2022 and an increase in write-offs of below market lease intangibles from early lease terminations during the year ended December 31, 2023 compared to the year ended December 31, 2022.

General and administrative expenses. General and administrative expenses decreased $163 in 2023 compared to 2022 primarily due to lower legal and stock administration costs partially offset by an increase in reimbursements for salaries during the year ended December 31, 2023.

Business management fee. Business management fees decreased $580 in 2023 compared to 2022. The decrease is primarily due to an amendment to the agreement that reduced the base fee, partially offset by the acquisition of the IRPF Properties which increased the amount on which the base fee is determined.

Depreciation and amortization. Depreciation and amortization increased $4,223 in 2023 compared to 2022. The increase is primarily due to the acquisition of the IRPF Properties completed in May 2022, partially offset by fully amortized assets in 2023 compared to 2022.

Interest expense. Interest expense increased $9,382 in 2023 compared to 2022. The increase is primarily due to an increase in average outstanding debt resulting from the acquisition of the IRPF Properties completed in May 2022 and rising interest rates on the unhedged variable portion of the Credit Facility.

Interest and other income. Interest and other income increased $198 in 2023 compared to 2022 primarily due to interest earned on cash held in bank accounts.

Leasing Activity

The following table sets forth leasing activity during the year ended December 31, 2024. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	123	779,792	$21.47	$20.25	6.0%	4.9	$0.37
Comparable New Leases	14	46,817	$20.60	$19.70	4.6%	7.6	$43.18
Non-Comparable New and Renewal Leases (a)	45	332,109	$15.76	N/A	N/A	6.9	$17.60
Total	182	1,158,718

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

Our FFO and MFFO for the years ended December 31, 2024, 2023 and 2022 are calculated as follows (Dollar amounts in thousands):

		For the year ended December 31,
		2024	2023	2022
	Net loss	$(14,978)	$(15,123)	$(12,618)
Add:	Depreciation and amortization related to investment properties	60,809	59,542	55,319
	Funds from operations (FFO)	45,831	44,419	42,701

Less:	Amortization of acquired lease intangibles, net	72	(2,323)	(818)
	Straight-line income (expense), net	(383)	(411)	37
	Modified funds from operations (MFFO)	$45,520	$41,685	$41,920

Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Our significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2024 Notes to Consolidated Financial Statements in Item 15. We have identified Impairment of Investment Properties as a critical accounting policy.

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

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2024 Notes to Consolidated Financial Statements in Item 15.

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

As of December 31, 2024, we had outstanding debt of $837.7 million, excluding unamortized debt issuance costs, bearing interest rates ranging from 3.70% to 6.34% per annum. The weighted average interest rate was 4.55%, which includes the effect of interest rate swaps. As of December 31, 2024, the weighted average years to maturity for our mortgages and Credit Facility payable was 1.8 years.

As of December 31, 2024, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $111.7 million and a fair value of $108.8 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $1.0 million as of December 31, 2024. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $1.0 million as of December 31, 2024.

As of December 31, 2024, we had $175 million of debt or 21% of our total debt, excluding unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 6.31% per annum. We had additional variable rate debt subject to swap agreements of $551 million, or 66% of our total debt, excluding unamortized debt issuance costs, as of December 31, 2024.

If interest rates on all debt which bears interest at variable rates as of December 31, 2024 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $1.8 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2024 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by the same amount.

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

Derivatives

For information related to derivatives, reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our December 31, 2024 Notes to Consolidated Financial Statements in Item 15.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules adopted by the SEC, permitting the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their positions and ages are as follows:

Name	Age*	Position
Robert D. Parks	82	Chairman of the Board
Lee A. Daniels	82	Lead Independent Director
Stephen L. Davis	67	Independent Director
Gwen Henry	84	Independent Director
Bernard J. Michael	65	Independent Director
Mark E. Zalatoris	67	Director, President and Chief Executive Officer
Catherine L. Lynch	66	Chief Financial Officer
Daniel Zatloukal	44	Senior Vice President
Judith Fu	63	Vice President
Cathleen M. Hrtanek	48	Secretary

* As of January 1, 2025

Robert D. Parks, 82. Director and the chair of our board since January 2024. Mr. Parks is a manager of The Inland Real Estate Companies, LLC and one of the original principals of The Inland Group, LLC. Mr. Parks has served as a director on multiple boards, including as chairman of IREIC from November 1984 to December 2016; chairman of the board of Inland Diversified Real Estate Trust, Inc. from June 2008 to July 2014; director of Inland Investment Advisors, Inc. from June 1995 to May 2013; chairman of the board of Retail Properties of America, Inc. from March 2003 to October 2010; director of Inland Securities Corporation from August 1984 to June 2009; director of Inland Real Estate Corporation (subsequently renamed IRC Retail Centers) from 1994 to June 2008, serving as chairman of the board from May 1994 to May 2004 and as president and chief executive officer from 1994 to April 2008; and chairman of the board of Inland Retail Real Estate Trust, Inc. from September 1998 to March 2006, serving as chief executive officer until December 2004. Mr. Parks earned his undergraduate degree from Northeastern Illinois University and his Master of Arts degree from the University of Chicago.

Our board believes that Mr. Parks’ significant experience, especially with the non-listed REITs, is of great benefit to the board and the Company and makes him well qualified to serve as a member of our board of directors.

Lee A. Daniels, 82. Independent director since February 2012 and lead independent director since September 2017. Mr. Daniels serves as a member of the nominating and corporate governance committee, the audit committee and the compensation committee. Mr. Daniels served on the Board of Trustees of Kite Realty Group from 2014 to 2021. Mr. Daniels served on the board of directors of Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”), an entity formed and sponsored by affiliates of the Business Manager, from inception in 2008 until the merger with Kite in 2014.

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

Mr. Daniels served on the Board of Directors of Haymarket Center, a nonprofit behavioral health treatment center located in Chicago, Illinois from 2010 through 2024, and as its Chairman of the Board from 2014 through 2024. He served as the chair of the Presidential Search Committee for the College of DuPage from 2015 to 2016. He previously served on the Elmhurst Memorial Healthcare Board of Trustees from 1981 to 2013, the Board of Governors from 1990 to 2013, and the Elmhurst Memorial Hospital Foundation Board from 1980 to 1984 and 2013. Other boards Mr. Daniels has served on include the Suburban Bank and Trust Company of Elmhurst Board of Directors from 1994 to 1996, the Elmhurst Federal Savings and Loan Association Board of Directors from 1991 to 1994, and the DuPage Easter Seals Board of Directors from 1970 to 1973.

Mr. Daniels received his bachelor’s degree from the University of Iowa and his law degree from the University of Illinois at Chicago Law School (f/k/a/ The John Marshall Law School) in Chicago. He received a Distinguished Alumni Award from both The John Marshall Law School and the University of Iowa, and an Honorary Doctor of Laws from Elmhurst College.

Our board believes that Mr. Daniels’ depth of knowledge and experience, based on his over 50 years of legal practice and his service as a board member of other real estate investment trusts or “REITs” make him well qualified to serve as a member of our board of directors.

Stephen L. Davis, 67. Independent director since February 2012. Mr. Davis serves as a member of the audit committee and the compensation committee as well as the chair of the nominating and corporate governance committee. Mr. Davis served as a member of the board of directors of Heska Corporation from August 2020 until July 2023 and as a member of its audit committee and as the chair of its corporate governance committee in each case from February 2021 until July 2023. Mr. Davis has served as a member of the board of directors of PMI Energy Solutions, LLC from 2013 until 2023. Additionally, Mr. Davis served on the board of the Trust Company of Illinois from 2016 until 2022. Mr. Davis has over 30 years of experience in real estate development. Mr. Davis has been the chairman of The Will Group, Inc., a construction-related company, since founding the company in 1986. In his position with The Will Group, Mr. Davis was instrumental in the construction of the Kennedy King College campus, located in Chicago, Illinois, and the coordination of the “Plan for Transformation” for Altgeld Gardens, a public housing development located in Chicago, Illinois. Since October 2003, Mr. Davis has also overseen property management operations for several properties owned by his family-owned real estate trust, including a $28 million industrial development in Chicago’s North Lawndale community.

Mr. Davis served as commissioner of aviation (board chair) of the DuPage County Airport Authority, in DuPage County, Illinois, which oversees management of the DuPage County Airport, Prairie Landing Golf Course and the 500-acre DuPage County Business Park from March 2005 until 2022. From 2006 to 2016, Mr. Davis served as a director of Wheaton Bank & Trust, where he was a member of the loan committee, which was responsible for reviewing and analyzing residential and commercial loan portfolios, developer credentials and viability, home builders and commercial and industrial loans. Mr. Davis obtained his bachelor’s degree from the University of Tennessee, located in Knoxville.

Our board believes that Mr. Davis’s prior real estate development experience, his experience as a director of another public company and his leadership qualities make him well qualified to serve as a member of our board of directors.

Gwen Henry, 84. Independent director since February 2012. Ms. Henry serves as chair of the audit committee and is a member of the nominating and corporate governance committee and the compensation committee. Ms. Henry currently serves as the Treasurer of DuPage County, Illinois, a position she has held since December 2006. In this position, Ms. Henry is responsible for the custody and distribution of DuPage County funds. In addition, from April 1981 to 2019, Ms. Henry was a partner at Dugan & Lopatka, a regional accounting firm, and a member of the firm’s controllership and consulting services practice, where she specialized in financial consulting and tax and business planning for privately-held companies. Since December 2009, Ms. Henry has served as a member of the Illinois Municipal Retirement Fund, a $55 billion fund which has investments in excess of $1.5 billion allocated to real estate. She currently serves as chair of the investment committee, and is a member of the audit committee and the legislative committee of the fund.

Ms. Henry previously served as DuPage County Forest Preserve Commissioner from December 2002 to November 2006 and as chair to the special committee responsible for the DuPage County Budget from December 2002 to November 2004, and was a member of the DuPage County Finance Committee from November 1996 to November 2002. Ms. Henry also has held a number of board and chair positions for organizations such as treasurer of the Marianjoy Rehabilitation Hospital from June 2002 to May 2008, chairperson of the board of the Central DuPage Health System from October 1995 to September 1999, and director of the Central DuPage Hospital Foundation from October 2002 to 2016. She was elected and served as Mayor of the City of Wheaton, Illinois from March 1990 to December 2002.

Ms. Henry received her bachelor’s degree from the University of Kansas, located in Lawrence, Kansas. She is a certified public accountant, a designated certified public funds investment manager and a certified public finance administrator.

Our board believes that Ms. Henry’s over 35 years of public accounting experience makes her well qualified to serve as a member of our board of directors.

Bernard J. Michael, 65. Independent director since September 2014. Mr. Michael has served as the chairman of the compensation committee since its formation, is a member of the audit committee and, since September 2017, has been a member of the nominating and corporate governance committee. Mr. Michael founded AWH Partners, LLC, a privately held real estate investment, development and management firm. He served as managing partner of the firm until 2018. He now owns only a minority interest in the firm. Under Mr. Michael’s leadership, AWH acquired in excess of $1.4 billion of hotel investments and was managing or completed hotel redevelopment projects totaling more than $300 million. In early 2012, AWH acquired Lane Hospitality, which it rebranded as Spire Hospitality, a top-tier national hospitality platform formed in 1980. Mr. Michael also served as the chairman and chief executive officer and president of the Center for Jewish History, a not-for-profit museum and archive in New York until 2024.

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

Mark E. Zalatoris, 67. Director, president and chief executive officer since February 2024. Since 2018, Mr. Zalatoris has been the lead independent director of Parkway Bancorp and wholly-owned subsidiary, Parkway Bank. Mr. Zalatoris also served in multiple positions at IRC Retail Centers, including as a member of the board of directors, chief executive officer and president from 2008 to 2017; executive vice president and chief operating officer from 2004 to 2008; and senior vice president, chief financial officer and treasurer from 2000 to 2004. IRC Retail Centers was a REIT originally formed and sponsored by affiliates of the Business Manager that was also listed on the NYSE from 2004 to 2016 when the entity completed a cash-out merger with a third party. Mr. Zalatoris earned his undergraduate degree from University of Illinois, Urbana-Champaign and his Master of Accounting Science degree from University of Illinois, Urbana-Champaign.

Our board believes that Mr. Zalatoris’ extensive finance and real estate experience, including previously serving as the chief executive officer of a publicly-traded REIT, make him well qualified to serve as a member of our board of directors.

Catherine L. Lynch, 66. Our chief financial officer since April 2014 and treasurer since April 2018, and a director of the Business Manager since August 2011. Ms. Lynch joined Inland in 1989 and has been a director of The Inland Group, LLC since June 2012. She serves as the treasurer and secretary (since January 1995), the chief financial officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and chief financial officer and secretary (since June 1995) of Inland Securities Corporation. She also served as the chief financial officer of IRPT and the IRPT business manager from December 2013 until October 2019. She also served as the treasurer of the IRPT business manager from December 2013 to October 2014. Ms. Lynch also serves as the chief financial officer and treasurer (since October 2016) of InPoint and as the chief financial officer and treasurer of the InPoint advisor (since August 2016). Ms. Lynch also has served as a director of IPC since May 2012. Ms. Lynch served as the treasurer of Inland Capital Markets Group, Inc. from January 2008 until October 2010, as a director and treasurer of Inland Investment Advisors, LLC from June 1995 to December 2014 and as a director and treasurer of Inland Institutional Capital, LLC from May 2006 to December 2014. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch received her bachelor’s degree in accounting from Illinois State University in Normal. Ms. Lynch is a member of the Illinois CPA Society. Ms. Lynch also is registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”) as a financial operations principal.

Daniel Zatloukal, 44. Our senior vice president since December 2021, Mr. Zatloukal also serves as executive vice president and head of asset and portfolio management for all investment programs sponsored by IREIC, positions he has held since 2015. He also serves as senior vice president of IPC, an affiliate of IREIC, a position he has held since 2014. As of December 31, 2023, IPC has sponsored 313 private placement programs and has approximately $12 billion in assets under management. In his role as executive vice president for IREIC, Mr. Zatloukal is responsible for overseeing the asset management function for IREIC and all of its affiliates. In addition, Mr. Zatloukal has been an executive vice president of IPC Alternative Real Estate Income Trust, Inc. (“Alt REIT”) since its inception in June 2023. Alt REIT is a monthly NAV REIT focused on alternative real estate sectors including self-storage facilities, student housing properties and healthcare-related properties. Mr. Zatloukal was president of Inland Investment Real Estate Services, Inc. from October 2015 through June 2017 and was responsible for overseeing all of IREIC’s real estate services group, which includes property management, leasing and asset management for commercial and residential portfolios owned or managed by IREIC and its affiliates. Prior to rejoining Inland at IPC in 2013, Mr. Zatloukal served as vice president of capital markets at Jones Lang LaSalle in Atlanta. Mr. Zatloukal received his bachelor’s degree in finance from the University of Illinois at Urbana-Champaign.

Judith Fu, 63. Our vice president of administration since December 2021, and the vice president of the Business Manager since January 2022. Ms. Fu joined the Company in 2005 and currently also serves as a senior vice president of IREIC, a position she has held since September 2024. As chief of staff of IREIC, Ms. Fu provides organizational support to the executive management team of IREIC Ms. Fu also served as chief compliance officer for the registered investment advisor subsidiaries of Inland Mortgage Corporation from August 2008 to August 2010. In 2010, Ms. Fu began working for IREIC as the executive assistant to its then chief executive officer. While holding this position, she also acted as the chief compliance officer for Inland Institutional Capital Partners from March 2012 to

September 2014. Ms. Fu holds FINRA Series 24, 63, 65 and 7 licenses and previously was a licensed managing real estate broker in the State of Illinois. Ms. Fu has a bachelor’s of science degree from Loyola University Chicago.

Cathleen M. Hrtanek, 48. Our corporate secretary and the secretary of the Business Manager since August 2011. Ms. Hrtanek joined Inland in 2005 and is currently Chief Operating Officer of The Inland Real Estate Group, LLC, a position she assumed in May 2024 after most recently holding the titles of Associate General Counsel and Senior Vice President. Ms. Hrtanek has served as a Director of Inland Securities Corporation, Inland Private Capital Corporation and a Manager of IPC Alternative Real Estate Advisor, LLC respectively since February 2024. Ms. Hrtanek has served as the Secretary of InPoint Commercial Real Estate Income, Inc. (“InPoint”) since March 2022, its Assistant Secretary from August 2016 to March 2022 and Secretary of its advisor since August 2016. Ms. Hrtanek is also the Secretary of Inland Venture Partners, LLC, IVP MHC Fund III, LLC, MH Ventures Fund II, Inc., Inland Ventures MHC Manager, LLC and MH Ventures II Business Manager, LLC, and has served as the Secretary of Inland Opportunity Business Manager & Advisor, Inc. since April 2009. Ms. Hrtanek also served as the Secretary of Inland Diversified Real Estate Trust, Inc. from September 2008 to July 2014 and its business manager from September 2008 to March 2016, and as the Secretary of IPC from August 2009 to May 2017. Prior to joining Inland, Ms. Hrtanek had been employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois starting in September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and holds a bachelor’s degree in Political Science and French from the University of Notre Dame and a J.D. from Loyola University Chicago School of Law.

Board of Directors

Board Leadership Structure and Risk Oversight

We have separated the roles of the president and chairman of the board to recognize the difference between the two roles. Effective January 31, 2024, Mitchell A. Sabshon resigned from his position as the Company’s president and chief executive officer. The board subsequently elected Mr. Zalatoris to serve as president and chief executive officer. Mr. Zalatoris, in his role as our president and chief executive officer, is responsible for establishing the strategic direction for the Company and for providing the day-to-day leadership of the Company. On January 23, 2024, the board elected Robert D. Parks as a director and chairman of the board to fill the vacancy resulting from the passing of Daniel L. Goodwin. Mr. Parks, as chairman of the board, organizes the work of the board and ensures that the board has access to sufficient information to carry out its functions. Mr. Parks presides over meetings of the board of directors and stockholders, establishes the agenda for each meeting and oversees the distribution of information to directors.

Lee A. Daniels currently serves as our lead independent director. Although each board member is apprised of our business and developments impacting our business, the lead independent director coordinates the activities of the independent directors and serves as the principal liaison between the independent directors and the chairman of the board.

The lead independent director presides at board meetings if the chairman of the board is absent; establishes board meeting agendas in collaboration with the chairman of the board and the various committee chairs and recommends matters for the board and committees to consider; advises the chairman of the board as to the quality, quantity and timeliness of the information submitted to the directors; calls meetings of the independent directors or calls for executive sessions during board meetings; and presides at meetings of the independent directors or executive sessions of the board. The lead independent director also performs such other responsibilities as the board may determine.

Our board believes that having a lead independent director with the duties and responsibilities described above, provides the same independent leadership, oversight, and benefits to the Company and the board that would be provided by an independent chairman of the board. Our full board of directors, including our independent directors, is responsible for approving all material transactions, and each transaction between us and the Business Manager or its affiliates must be approved by the affirmative vote of a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. In addition, each board member is kept apprised of our business and developments impacting our business and has complete and open access to the members of our management team, the Business Manager and our real estate manager, Inland Commercial Real Estate Services LLC (our “Real Estate Manager”).

Our board is actively involved in overseeing risk management for the Company. Our board of directors oversees risk through: (1) its review and discussion of regular periodic reports to the board of directors and its committees, including management reports and studies on existing market conditions, leasing activity and property operating data, as well as actual and projected financial results, and various other matters relating to our business; (2) the required approval by the board of directors of material transactions, including, among others, acquisitions and dispositions of properties, financings and our agreements with the Business Manager, our Real Estate Manager and the ancillary service providers; (3) reports from the audit committee; and (4) its review and discussion of regular periodic reports from our independent registered public accounting firm and other outside consultants or advisors regarding various areas of potential risk, including, among others, those relating to the qualification of the Company as a REIT for tax purposes and our internal control over financial reporting.

Communicating with Directors

Stockholders wishing to communicate with our board and the individual directors may send communications by letter, e-mail or telephone, in care of our corporate secretary, who will review and forward all correspondence to the appropriate person or persons for a response.

Our non-retaliation policy, also known as our “whistleblower” policy, prohibits us from retaliating or taking any adverse action against our employees (if we ever have employees), or the employees of the Business Manager or its affiliates, for raising a concern, including concerns about accounting, internal controls or auditing matters. These persons may raise their concerns by contacting our compliance officer, Cathleen M. Hrtanek, at (630) 218-8000. In addition, confidential complaints involving the Company’s accounting, auditing, and internal auditing controls and disclosure practices may be raised anonymously via email or mail as described in our non-retaliation policy. A complete copy of our non-retaliation policy may be found on our website at www.inland-investments.com/inland-income-trust under the “Corporate Governance” tab.

Anti-Hedging Policy

The insider trading policy of IREIC and its affiliated entities, including our Business Manager and Real Estate Manager, prohibits officers, directors and employees of these entities, including our executive officers, from engaging, without the prior written consent of the applicable employer, in hedging or monetization transactions such as zero-cost collars and forward sale contracts that allow a person to lock in a portion of the value of his or her shares in any Inland entity or any entity sponsored by or advised by IREIC or by any of its direct or indirect subsidiaries. This includes our securities such as shares of our common stock. Because there is no established public trading market for our common stock and we do not have any employees, the Company itself has not separately adopted any specific practices or policies regarding the ability of our directors, officers or employees to purchase financial instruments or otherwise engage in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our common stock or any other securities that we might issue.

Committees of our Board of Directors

Audit Committee. Our board has formed a separately-designated standing audit committee, comprised of Ms. Henry and Messrs. Daniels, Davis and Michael, each of whom has been found by the board to be “independent” within the meaning of the applicable listing standards of the NYSE, which have been adopted by the Company in its Corporate Governance Guidelines as its standard for director independence. Ms. Henry serves as the chairperson of this committee, and our board has determined that Ms. Henry qualifies as an “audit committee financial expert” as defined by the SEC. The audit committee assists the board in fulfilling its oversight responsibility relating to, among other things: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the qualifications and independence of our independent registered public accounting firm; and (4) the performance of our internal audit function and independent registered public accounting firm.

Our board has adopted a written charter under which the audit committee operates. A copy of the charter is available on our website at www.inland-investments.com/inland-income-trust under the “Corporate Governance” tab.

Nominating and Corporate Governance Committee. Our board has formed a nominating and corporate governance committee consisting of Ms. Henry and Messrs. Daniels, Davis and Michael, each of whom has been found to be “independent” within the meaning of the applicable listing standards of the NYSE by the board. Mr. Davis serves as the chairman of this committee. The nominating and corporate governance committee is responsible for, among other things: (1) identifying individuals qualified to serve on the board and the nominating and corporate governance committee and recommending to the board a slate of director nominees for election by the stockholders at the annual meeting; (2) periodically reevaluating any corporate governance policies and principles adopted by the board, including recommending any amendments thereto if appropriate; and (3) overseeing an annual evaluation of the board. The nominating and corporate governance committee is also responsible for considering director nominees submitted by stockholders.

The committee considers all qualified candidates identified by members of the committee, by other members of the board of directors, by the Business Manager and by stockholders. In recommending candidates for director positions, the committee takes into account many factors and evaluates each director candidate in light of, among other things, the candidate’s knowledge, experience, judgment and skills such as an understanding of the real estate industry or financial industry or accounting or financial management expertise. Other considerations include the candidate’s independence from conflict with the Company, the Business Manager and the Sponsor and the ability of the candidate to devote an appropriate amount of effort to board duties. The committee also focuses on persons who are actively engaged in their occupations or professions or are otherwise regularly involved in the business, professional or academic community. The committee considers diversity in its broadest sense, including persons diverse in geography, gender and ethnicity as well as representing diverse experiences, skills and backgrounds. The committee evaluates each individual candidate by considering all of these factors as a whole, favoring active deliberation rather than the use of rigid formulas to assign relative weights to these factors.

Our board has adopted a written charter under which the nominating and corporate governance committee operates. A copy of the charter is available on our website at www.inland-investments.com/inland-income-trust under the “Corporate Governance” tab.

Compensation Committee. Considering the CEO Agreement entered into with Mr. Zalatoris in January 2024, the nominating and corporate governance committee recommended that the board create a compensation committee. On May 7, 2024, the board accepted the recommendation and formed a compensation committee comprised of independent directors to, among other things, review and approve all forms of compensation for the Company’s independent directors, review and determine, at least annually, that the compensation the Company contracts to pay to the Business Manager is reasonable in relation to the nature and quality of services performed or to be performed, and to review and determine the compensation paid directly by the Company to its president and chief executive officer. Mr. Michael was appointed to act as chairperson of the committee.

The compensation committee has adopted a written charter under which the committee operates. A copy of the charter is available on our website at www.inland-investments.com/inland-income-trust under the “Corporate Governance” tab.

Other Committees. Prior to May 7, 2024, our board had not formed a compensation committee, and did not have a charter that governed the compensation process. Instead, the full board of directors had performed the functions of a compensation committee, including reviewing and approving all forms of compensation for our independent directors that have been reviewed and recommended by our nominating and corporate governance committee.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale and/or other dispositions of our shares by our directors, officers, employees (if any), agents or representatives that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. Our insider trading policy is filed herewith as Exhibit 19.1.

Item 11. Executive Compensation

Compensation of Executive Officers

In connection with the CEO Agreement entered into with Mr. Zalatoris, we pay Mr. Zalatoris an annual fee (payable pro rata on a monthly basis) equal to $350,000 per year to compensate him for performing services as our president and chief executive officer. The CEO Agreement does not contain any provisions that would pay Mr. Zalatoris any incentive compensation. Mr. Zalatoris is not employed by and has no position with IREIC. The rest of our executive officers are officers of IREIC or one or more of its affiliates and are compensated by those entities, in part, for services rendered to us. The amount we pay Mr. Zalatoris reduces the amount we pay to the Business Manager under the Business Management Agreement on a dollar-for-dollar basis. Except for the amounts payable to Mr. Zalatoris, we neither compensate our executive officers nor reimburse either the Business Manager or Real Estate Manager for any compensation paid to individuals who also serve as our executive officers, or the executive officers of the Business Manager, our Real Estate Manager or their respective affiliates; provided that, for these purposes, our corporate secretary is not considered an “executive officer.” As a result, historically, we did not have, and our board of directors did not consider, a compensation policy or program for our executive officers and has not previously included a “Compensation Discussion and Analysis,” a report from our board of directors with respect to executive compensation, a non-binding stockholder advisory vote on compensation of executives, a non-binding stockholder advisory vote on the frequency of the stockholder vote on executive compensation or the pay ratio between employees and our principal executive officer. Except for the amounts payable to Mr. Zalatoris, we neither separately compensate our executive officers for their service as officers, nor do we reimburse either the Business Manager or our Real Estate Manager for any compensation paid to their employees who also serve as our executive officers. Our secretary is not considered an executive officer for purposes of these limits on reimbursement. The fees we pay to the Business Manager and Real Estate Manager under the business management agreement or the real estate management agreement, respectively, are described in more detail under “Certain Relationships and Related Transactions.”

The compensation committee reviews the compensation paid to Mr. Zalatoris and any additional executive officers that the Company may decide to annually compensate in the future and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable to the executive officers with respect to the current or future value of our shares. In addition, the board includes the non-binding stockholder advisory votes on executive compensation and on the frequency of stockholder votes on executive compensation in the relevant proxy statement as required pursuant to Section 14A of the Exchange Act.

Independent Director Compensation

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2024 (Dollar amounts in thousands):

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(2)	Total Compensation
Lee A. Daniels	$115	$40	$—	$—	$—	$4	$159
Stephen L. Davis	$105	$40	$—	$—	$—	$4	$149
Gwen Henry	$115	$40	$—	$—	$—	$4	$159
Bernard J. Michael	$106	$40	$—	$—	$—	$4	$150
(1)
Represents 2,086 restricted shares granted on November 6, 2024 to each director. The number of restricted shares granted was calculated based on the estimated per share NAV as of December 31, 2023.
(2)
Represents the value of distributions received during the year ended December 31, 2024 on all stock awards received through December 31, 2024.

Cash Compensation

Until June 1, 2024, we paid our independent directors an annual fee of $50,000 plus $2,000 for each in-person meeting or meeting of the board by video conference and $750 for each meeting of the board by telephone; we also paid our independent directors $1,400 for each in-person meeting or meeting by video conference of each committee of the board and $550 for each meeting of each committee of the board by telephone. We paid the chairperson of the nominating and corporate governance committee of our board an annual fee of $8,500 and the chairperson of the audit committee of our board an annual fee of $13,200. We paid the lead independent director an annual fee of $5,000.

On May 7, 2024, the board elected to eliminate per-meeting fees and increase the annual retainer. Effective June 1, 2024, we pay our independent directors an annual fee of $90,000, the chairperson of the nominating and corporate governance committee of our board an annual fee of $15,000, the chairperson of the compensation committee of our board an annual fee of $15,000, the chairperson of the audit committee of our board an annual fee of $20,000 and the Lead Independent Director an annual fee of $20,000.

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

Stock Compensation

On March 21, 2016 the board of directors approved the RSP, which was subsequently approved by the Company’s stockholders at the annual stockholders’ meeting on June 16, 2016. The RSP provides us with the ability to grant awards of restricted shares and restricted share units to directors, officers and employees (if we ever have employees) of us, our affiliate or the Business Manager. Under the RSP, on the date of the annual stockholders’ meeting in 2024, each independent director received an award of restricted shares of common stock having a fair market value as of the date of grant equal to $40,000. Restricted shares and restricted share units issued to independent directors pursuant to these grants vest over a three-year period following the respective date of grant in increments of 33-1/3% per annum, subject to their continued service as directors until each vesting date, and become fully vested earlier upon a liquidity event or upon the termination of a director by reason of his or her death or disability. The total number of common shares granted under the RSP may not exceed 5.0% of our outstanding shares on a fully diluted basis at any time (as such number may be adjusted to reflect any increase or decrease in the number of outstanding shares resulting from a stock split, stock dividend, reverse stock split or similar change in our capitalization).

Other restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. These awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or service as a director for any reason other than death or disability or, if applicable, the termination of the business management agreement with the Business Manager. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares have the right to vote such shares and may receive distributions prior to the time that the restrictions on the restricted shares have lapsed. As of December 31, 2024, there were 13,153 unvested restricted shares and no unvested restricted share units outstanding under the RSP.

Deferred Compensation Plan

Effective November 9, 2016, we adopted the DDCP approved by our board that permits us to provide deferred compensation arrangements to our independent directors and their beneficiaries. Under the DDCP, independent directors may elect to defer the receipt of all or a portion of their cash and stock compensation. Eligible cash compensation that is deferred is credited to a book entry account established for each participant in an amount equal to the amount deferred, and restricted share units are issued under the RSP in lieu of all or a portion of stock compensation otherwise payable in restricted shares. A participant has a fully vested right to his cash deferral amounts, and the deferred share unit awards will vest on the same terms and schedule as the underlying eligible stock compensation would have otherwise been subject if granted in restricted shares. Unless otherwise determined by the board, while restricted share units are unvested, participants will be credited with dividend equivalents equal in value to those declared and paid on shares of Company common stock, on all restricted share units granted to them. These dividend equivalents will be regarded as having been reinvested in restricted share units, and will only be paid to the extent the underlying restricted share units vest. Payment of restricted share units will be made, to the extent vested, in shares of Company common stock, unless otherwise determined by the board. Except as otherwise determined by the board, account balances under the DDCP will not be credited with interest or any other credits, although the Company may permit an account to be credited with earnings with respect to restricted share units.

The DDCP provides our board with the discretion to amend, suspend or terminate the DDCP at any time, provided that any amendment, suspension or termination will not be made if it would substantially impair the rights of any participant under the DDCP.

Compensation Committee Interlocks and Insider Participation

We have no employees and except for payments made to Mr. Zalatoris pursuant to the CEO Agreement with Mr. Zalatoris, we do not otherwise compensate our executive officers. See the discussion under “Compensation of Executive Officers” above for additional detail regarding compensation and the discussion under “Certain Relationships and Related Transactions” above for disclosures called for by Item 404 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned by Certain Beneficial Owners and Management

Based on a review of filings with the SEC, the following table reflects the amount of common stock beneficially owned (unless otherwise indicated) by (1) persons that beneficially own more than 5% of the outstanding shares of our common stock; (2) our directors and each nominee for director; (3) our executive officers; and (4) our directors and executive officers as a group. All information is as of March 4, 2025.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Lee A. Daniels, Lead Independent Director(3)	11,978	*
Gwen Henry, Independent Director(4)	10,303	*
Stephen L. Davis, Independent Director(5)	9,832	*
Bernard J. Michael, Independent Director(6)	9,809	*
Robert D. Parks, Director and Chair of the Board(7)	4,000	*
Mitchell A. Sabshon, Former President and Chief Executive Officer(8)	2,654	*
Mark E. Zalatoris, President and Chief Executive Officer	—	*
Catherine L. Lynch, Chief Financial Officer(9)	970	*
Judith Fu, Vice President(10)	642	*
Cathleen M. Hrtanek, Secretary(11)	222	*
Daniel Zatloukal, Senior Vice President	—	*
All officers and directors as a group (11 persons)	50,410	*
____________

* Less than 1%

(1)
The business address of each person listed in the table is c/o Inland Real Estate Income Trust, Inc., 2901 Butterfield Road, Oak Brook, Illinois 60523.
(2)
All fractional ownership amounts have been rounded to the nearest whole number.
(3)
Includes 3,288 unvested restricted shares. Mr. Daniels has sole voting and investment power over all of the shares that he beneficially owns.
(4)
Includes 3,288 unvested restricted shares. Ms. Henry shares voting and investment power with her husband over all of the shares that they own.
(5)
Includes 3,288 unvested restricted shares. Mr. Davis has sole voting and investment power over all of the shares that he beneficially owns.
(6)
Includes 3,288 unvested restricted shares. Mr. Michael has sole voting and investment power over all of the shares that he beneficially owns.
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
(11)
Ms. Hrtanek has sole voting and investment power over all of the shares that she beneficially owns.

Securities Authorized for Issuance under the RSP

The following table sets forth information regarding securities authorized for issuance under the RSP as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	1,769,592
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	1,769,592

Item 13. Certain Relationships and Related Transactions, and Director Independence

Set forth below is a summary of the material transactions between the Company and various affiliates of IREIC, including the Business Manager and Real Estate Manager, that have occurred since January 1, 2024, or are currently proposed. IREIC is an indirect wholly-owned subsidiary of The Inland Group LLC. Please see the biographical information of our directors and executive officers elsewhere in this Annual Report for information regarding their relationships to Inland, including IREIC and The Inland Group LLC.

Business Management Agreement, Generally

We have entered into a business management agreement with IREIT Business Manager & Advisor Inc., which serves as the Business Manager with responsibility for overseeing and managing our day-to-day operations. The terms and conditions of the Second Amended and Restated Business Management Agreement dated October 15, 2021 (the “Second Business Management Agreement”), were effective until April 1, 2023, whereupon a Third Amended and Restated Business Management Agreement entered into on March 23, 2023 (“Third Business Management Agreement”), took effect and resulted in certain changes to the Second Business Management Agreement. For details regarding certain differences between these two agreements, including changes to certain terms and conditions in the Second Business Management Agreement, please see the description of those changes in the section immediately below. As further described herein, we subsequently entered into the Fourth Amended and Restated Business Management Agreement (the “Fourth Business Management Agreement”) with the Business Manager, effective February 1, 2024.

From January 1, 2023 through March 31, 2023 we paid the Business Manager an annual business management fee equal to 0.65% of our “average invested assets,” payable quarterly in an amount equal to 0.1625% of our average invested assets as of the last day of the immediately preceding quarter. In connection with entering into the Third Business Management Agreement, beginning on April 1, 2023, we paid the Business Manager an annual business management fee equal to 0.55% of our “average invested assets,” payable quarterly in an amount equal to 0.1375% of our average invested assets as of the last day of the immediately preceding quarter. The Business Manager has the sole discretion to be paid an amount less than the total amount to which it is entitled in any quarter, and the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or deferred or accrued, without interest, to be paid at a later point in time. The Business Manager did not exercise this discretion in the year ended December 31, 2024.

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

If the business management agreement is terminated prior to the term expiring on March 31, 2027, the Business Manager is entitled to be paid the amount of the base management fee for the remainder of the term of the agreement calculated in the calendar quarter in which the agreement is terminated. Likewise, the Business Manager, or its successor or designee, would also be entitled to an incentive fee the Business Manager would have been entitled under the agreement as if it had not been terminated on a pro rata basis. If the agreement had been terminated as of December 31, 2024, for example, we would have been obligated to pay the Business Manager a termination fee of approximately $21 million representing the amount of the base fee due for the remaining term. We would not have been obligated to pay any incentive fees. Upon a “triggering event,” we also are required to pay the Business Manager a subordinated incentive fee equal to 10% of the amount by which (1) the “liquidity amount” (as defined below) exceeds (2) the “aggregate invested capital,” plus the total distributions required to be paid to our stockholders in order to pay them a 7% per annum cumulative, pre-tax non-compounded return on the aggregate invested capital, all measured as of the triggering event. If we have not satisfied this return threshold at the time of the applicable triggering event, the fee is required to be paid at the time of any future triggering event, provided that we have satisfied the return requirements. We did not experience a “triggering event,” and thus did not incur a subordinated incentive fee, during the year ended December 31, 2024.

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

Business Management Agreement effective April 1, 2023 through February 1, 2024

(Note: capitalized terms used below but not defined in this Annual Report have the definitions ascribed to them in the applicable business management agreement, each of which is filed with our Annual Report as exhibits 10.1 and 10.23, respectively)

On March 23, 2023, we entered into the Third Business Management Agreement with the Business Manager effective April 1, 2023, which amended and restated the Second Business Management Agreement to make the following changes, among others:

•
decreased the annual business management fee (the “Business Management Fee”) payable to the Business Manager by the Company from 0.65% of Average Invested Assets to 0.55% of Average Invested Assets;
•
changed the termination of the agreement to March 31, 2027, and removed the provisions regarding one-year renewal terms;
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

Business Management Agreement effective February 1, 2024

On January 19, 2024, we entered into the Fourth Business Management Agreement with the Business Manager effective February 1, 2024, to, among other things, provide the Company with the authority to engage a person not affiliated with or employed by the Business Manager to serve as president and chief executive officer of the Company and to reduce the business management fee payable to the

Business Manager by the amount of any payment made to any third-party person as compensation for service as the Company’s president and chief executive officer. In connection with the CEO Agreement entered into with Mr. Zalatoris, the Business Management Fee is reduced by the amount of any payments made to Mr. Zalatoris under the CEO Agreement. For the year ended December 31, 2024, the Business Management Fee was offset by $0.3 million in connection with payments made to Mr. Zalatoris under the CEO Agreement The foregoing description is qualified by reference to the Fourth Business Management Agreement in its entirety, a copy of which is included with our Annual Report as exhibit 10.24.

For the year ended December 31, 2024, the Business Manager was entitled to a Business Management Fee of approximately $9.0 million, of which approximately $2.2 million remained unpaid as of December 31, 2024.

Real Estate Management Agreement

We have entered into a real estate management agreement with our Real Estate Manager under which our Real Estate Manager and its affiliates manage or oversee each of our real properties. For each property that is managed directly by our Real Estate Manager or its affiliates, we are required to pay the Real Estate Manager a monthly management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other type of property. The Real Estate Manager determines, in its sole discretion, the amount of the management fee payable in connection with a particular property, subject to these limits. For each property that is managed directly by the Real Estate Manager or its affiliates, we pay the Real Estate Manager a separate leasing fee based upon prevailing market rates applicable to the geographic market of that property. If we engage our Real Estate Manager to provide construction management services for a property, we also pay a separate construction management fee based upon prevailing market rates applicable to the geographic market of that property. We also reimburse our Real Estate Manager and its affiliates for property-level expenses that they pay or incur on our behalf, including the salaries, bonuses and benefits of persons performing services for our Real Estate Manager and its affiliates (excluding the executive officers of our Real Estate Manager). For the year ended December 31, 2024, we incurred real estate management fees, property operating expenses, construction management fees and leasing fees in an aggregate amount equal to approximately $8.6 million, of which approximately $0.2 million remained unpaid as of December 31, 2024.

On November 6, 2024, we entered into the Amended and Restated Master Real Estate Management Agreement (as amended, the “Real Estate Management Agreement”) with the Real Estate Manager, an affiliate of Inland Real Estate Investment Corporation, our sponsor, to, among other things, grant us a right to terminate the Real Estate Management Agreement if we close or complete a “Liquidity Event” as defined therein. The foregoing description is qualified by reference to the Real Estate Management Agreement in its entirety, a copy of which is included with our Annual Report as exhibit 10.27.

Other Fees and Expense Reimbursements

We reimburse the Business Manager, Real Estate Manager and entities affiliated with each of them, such as Inland Real Estate Acquisitions, LLC (“IREA”) and its affiliates, as well as third parties, for any investment-related expenses they pay in connection with selecting, evaluating or acquiring any investment in real estate assets, regardless of whether we acquire a particular real estate asset. Examples of reimbursable expenses include but are not limited to legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party broker or finder’s fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs. We do not reimburse acquisition expenses in connection with an investment in marketable securities, except that we may reimburse expenses incurred on our behalf and payable to a third party, such as third-party brokerage commissions. For the year ended December 31, 2024, we incurred no acquisition expenses.

We reimburse IREIC, the Business Manager and their respective affiliates, including the service providers, for any expenses that they pay or incur on our behalf in providing services to us, including all expenses and the costs of salaries and benefits of persons performing services for these entities on our behalf (except for the salaries and benefits of persons who also serve as one of our executive officers or as an executive officer of the Business Manager or its affiliates) and expenses ultimately paid to third parties. Expenses include, but are not limited to: expenses incurred in connection with any sale of assets or any contribution of assets to a joint venture; expenses incurred in connection with any liquidity event; taxes and assessments on income or real property and taxes; premiums and other associated fees for insurance policies including director and officer liability insurance; expenses associated with investor communications including the cost of preparing, printing and mailing annual reports, proxy statements and other reports required by governmental entities; administrative service expenses charged to, or for the benefit of, us by third parties; audit, accounting and legal fees charged to, or for the benefit of, us by third parties; transfer agent and registrar’s fees and charges paid to third parties; and expenses relating to any offices or office facilities maintained solely for our benefit that are separate and distinct from our executive offices. During the year ended December 31, 2024, IREIC, the Business Manager and their respective affiliates incurred on our behalf approximately $1.6 million of these expenses, of which approximately $0.2 million had not been reimbursed by us as of December 31, 2024.

For more information on the related party transactions, including the fees paid to related parties, see “Note 12 – Transactions with Related Parties” in the notes to consolidated financial statements in Part IV Item 15.

Policies and Procedures with Respect to Related Party Transactions

Our board has adopted a “First Amended and Restated Related Party Transactions Policy” effective January 11, 2022, which prohibits the following transactions by us with IREIC-affiliated entities unless a majority of the independent directors, not otherwise interested in the transaction, acting as a group, determines in accordance with Section 2-419 of the Maryland General Corporation Law, or any successor provision thereto, that the transaction is fair and reasonable to the Company:

•
purchasing properties from, or selling properties to, any IREIC-affiliated entities (excluding circumstances where an entity affiliated with IREIC, such as IREA, enters into a purchase agreement to acquire a property and then assigns the purchase agreement to us);
•
making loans to, or borrowing money from, any IREIC-affiliated entities (excluding expense advancements under existing agreements and the deposit of monies in any banking institution affiliated with IREIC); and
•
investing in joint ventures with any IREIC-affiliated entities.

The current version of the policy does not impact agreements or relationships between us and IREIC and its affiliates that already existed when this version of the policy was adopted by our board in January 2022. The policy may only be amended upon the vote of a majority of the independent directors.

Director Independence

Our business is managed under the direction and oversight of our board. The members of our board are Lee A. Daniels, Stephen L. Davis, Robert D. Parks, Gwen Henry, Bernard J. Michael and Mark E. Zalatoris.

Although our shares are not listed for trading on any national securities exchange, our board has evaluated the independence of our board members according to the director independence standard of the New York Stock Exchange (“NYSE”). The NYSE standards provide that to qualify as an independent director, among other things, the board of directors must affirmatively determine that the director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). The board annually reviews the relationships that each director has with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). Following the annual review, only those directors who the board affirmatively determines have no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) will be considered independent directors, subject to additional qualifications prescribed by the NYSE Rules.

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

In making its independence determination with respect to Mr. Michael, the board considered the relationship between AWH Partners, LLC and IPC, an affiliate of IREIC, and Mr. Michael’s interest in AWH and its affiliated hotel management company. In December 2019, AWH and its affiliates completed a transaction pursuant to which an affiliate of AWH agreed to manage a DoubleTree Hotel in downtown Nashville, Tennessee, owned by third-party investors and controlled by an affiliate of IPC, and to provide disposition and construction management services in exchange for negotiated fees customary in the industry. An affiliate of AWH also made a minority equity investment in the hotel. Mr. Michael has only an indirect interest in this relationship through his minority ownership of AWH and its affiliated management company and is not expected to participate directly in the management of the hotel or AWH’s investment in it. AWH and IPC had also considered a possible similar arrangement with respect to three secondary market select-service hotels, and AWH may enter into similar hotel transactions with affiliates of IPC in the future. Given the small size of the Nashville transaction relative to the size of AWH, the size of Mr. Michael’s indirect financial interest and lack of a direct management role, and the fact that the nature and size of future transactions between AWH and IPC, if any, are uncertain and unknown, the board concluded that Mr. Michael has no material relationship with IPC or IREIC and continues to be an independent director of the Company.

Item 14. Principal Accountant Fees and Services

Fees to Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2024 and 2023, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2024 and 2023 respectively (Dollar amounts in thousands).

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit fees(1)	$725	$697
Audit-related fees	—	—
Tax fees(2)	127	129
All other fees	—	—
Total	$852	$826
____________
(1)
Audit fees consist of fees incurred for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q.
(2)
Tax fees are comprised of tax compliance and tax consulting fees incurred and billed during the respective years.

Approval of Services and Fees

Our audit committee has reviewed and approved all the fees charged by KPMG, and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2024 and 2023, respectively, were consistent with maintaining KPMG’s independence. Accordingly, the audit committee has approved all the services provided by KPMG. As a matter of policy, the Company will not engage its primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. The Company also follows limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

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
List of documents filed as part of this report:
(1)
Financial Statements:

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are contained herein on pages 74 – 98 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2024 is submitted herewith.

Real Estate and Accumulated Depreciation (Schedule III).

(3)
Exhibits:

The list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.

(b)
Exhibits:

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)
Financial Statement Schedules:

Refer to Index to Consolidated Financial Statements contained herein on page 71 of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Third Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2022 (file number 000-55146))

3.2

Articles Supplementary relating to the Company’s election to be subject to Section 3-803 of the MGCL (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 28, 2022 (file number 000-55146))

3.3

Fourth Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 6, 2023 (file number 000-55146))

4.1

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 9, 2015 (file number 000-55146))

4.2

Fifth Amended and Restated Share Repurchase Program effective December 27, 2023 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 13, 2023 (file number 000-55146))

4.3

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 23, 2023 (file number 000-55146))

10.1

Master Real Estate Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and Inland National Real Estate Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.2

Assignment and Assumption of Master Management Agreement, effective January 1, 2016, by and between Inland National Real Estate Services, LLC and Inland Commercial Real Estate Services LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2016 (file number 000-55146))

10.3

Investment Advisory Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc., IREIT Business Manager & Advisor, Inc. and Inland Investment Advisors, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.4

License Agreement, by and between The Inland Real Estate Group, Inc. and Inland Real Estate Income Trust, Inc., effective as of August 24, 2011 (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 25, 2012 (file number 333-176775))

10.5

Loan Agreement, dated December 3, 2015, by and between IREIT Pittsburgh Settlers Ridge, L.L.C. and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.6

Promissory Note, dated December 3, 2015, issued by IREIT Pittsburgh Settlers Ridge, L.L.C. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.7

Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, effective December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. for the benefit of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.8

Assignment of Leases, effective December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.9

Guaranty of Recourse Obligations, dated December 3, 2015, by Inland Real Estate Income Trust, Inc. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.10

Unsecured Indemnity Agreement, dated December 3, 2015, by IREIT Pittsburgh Settlers Ridge, L.L.C. and Inland Real Estate Income Trust, Inc. in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 9, 2015 (file number 000-55146))

10.11

Employee and Director Restricted Share Plan of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 17, 2016 (file number 000-55146))

10.12

Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.13

Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.14

Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2018 (file number 000-55146))

10.15

Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2018 (file number 000-55146))

10.16

Inland Real Estate Income Trust, Inc. Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.17

Form of Deferred Compensation Election – Eligible Cash Compensation (incorporated by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.18

Form of Deferred Compensation Election – Eligible Stock Compensation (incorporated by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.19

Second Amended and Restated Credit Agreement, dated as of February 3, 2022, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 9, 2022 (file number 000-55146))

10.20

Subsidiary Guaranty, dated as of February 3, 2022, by certain subsidiaries of Inland Real Estate Income Trust, Inc. parties thereto for the benefit of KeyBank National Association, as administrative agent for itself and the lenders under the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 9, 2022 (file number 000-55146))

10.21

Notes, dated February 3, 2022, by Inland Real Estate Income Trust, Inc. for the benefit of Lenders under the Second Amended and Restate Credit Agreement, dated as of February 3, 2022, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders parties thereto (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 16, 2022 (file number 000-55146))

10.22

Third Amended and Restated Business Management Agreement, effective April 1, 2023, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 23, 2023 (file number 000-55146))

10.23

Fourth Amended and Restated Business Management Agreement, effective February 1, 2024, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 19, 2024 (file number 000-55146))

10.24

Agreement, dated as of January 19, 2024, by and between Inland Real Estate Income Trust, Inc. and Mark E. Zalatoris (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 19, 2024 (file number 000-55146))

10.25

Amendment, dated November 26, 2024, to the Agreement, dated as of January 19, 2024, by and between Inland Real Estate Income Trust, Inc. and Mark E. Zalatoris (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 2, 2024 (file number 000-55146))

10.26

Amended and Restated Master Real Estate Management Agreement, dated November 6, 2024, by and between Inland Real Estate Income Trust, Inc. and Inland Commercial Real Estate Services LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 12, 2024 (file number 000-55146))

14.1

Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2013 (file number 000-55146))

19.1*	Inland Real Estate Income Trust, Inc. Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Inline XBRL Taxonomy Extension Schema Document

* Filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

By:	/s/ Mark E. Zalatoris
Name:	Mark E. Zalatoris
President and Chief Executive Officer
Date:	March 5, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Robert D. Parks	Director and Chairman of the Board	March 5, 2025
Name:	Robert D. Parks

By:	/s/ Mark E. Zalatoris	Director, President and Chief Executive Officer (principal executive officer)	March 5, 2025
Name:	Mark E. Zalatoris

By:	/s/ Catherine L. Lynch	Chief Financial Officer and Treasurer	March 5, 2025
Name:	Catherine L. Lynch	(principal financial officer)

By:	/s/ Lee A. Daniels	Director	March 5, 2025
Name:	Lee A. Daniels

By:	/s/ Stephen Davis	Director	March 5, 2025
Name:	Stephen Davis

By:	/s/ Gwen Henry	Director	March 5, 2025
Name:	Gwen Henry

By:	/s/ Bernard J. Michael	Director	March 5, 2025
Name:	Bernard J. Michael

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Inland Real Estate Income Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inland Real Estate Income Trust, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Identification of impairment triggering events for its investment properties held and used

The Company assesses the carrying values of its respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As discussed in Note 2 to the consolidated financial statements, recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review its assets for recoverability, the Company considers current market conditions, as well as its intent with respect to the holding or disposing of the asset. Investment properties held and used, net as of December 31, 2024 was $1.171 billion or 90% of total assets.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s consideration of certain individual real estate properties for potential impairment indicators by:

•
Inquiring of the Company officials and inspecting meeting minutes of the board of directors to evaluate the likelihood that a property will be sold before the end of its previously estimated useful life.
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

Chicago, Illinois

March 5, 2025

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Assets:
Investment properties held and used:
Land	$330,456	$330,456
Building and other improvements	1,226,896	1,209,740
Total	1,557,352	1,540,196
Less accumulated depreciation	(385,932)	(335,700)
Net investment properties held and used	1,171,420	1,204,496
Cash and cash equivalents	6,416	5,975
Restricted cash	480	479
Accounts and rent receivable	23,355	23,645
Acquired lease intangible assets, net	49,052	61,827
Operating lease right-of-use asset, net	13,359	13,745
Other assets	30,743	33,873
Total assets	$1,294,825	$1,344,040

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$835,746	$843,890
Accounts payable and accrued expenses	10,792	11,182
Operating lease liability	25,286	24,992
Distributions payable	4,898	4,905
Acquired intangible liabilities, net	34,056	37,420
Due to related parties	2,668	2,796
Other liabilities	11,943	10,500
Total liabilities	925,389	935,685

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,104,130 and 36,163,852 shares issued and outstanding as of December 31, 2024 and 2023, respectively	36	36
Additional paid in capital	816,149	816,047
Accumulated distributions and net loss	(467,427)	(432,854)
Accumulated other comprehensive income	20,678	25,126
Total stockholders’ equity	369,436	408,355
Total liabilities and stockholders’ equity	$1,294,825	$1,344,040

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands, except per share amounts)

For the years ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Income:
Rental income	$149,829	$149,636	$133,432
Other property income	376	336	214
Total income	150,205	149,972	133,646

Expenses:
Property operating expenses	30,721	30,088	25,073
Real estate tax expense	17,923	18,362	17,210
General and administrative expenses	5,817	5,237	5,400
Business management fee	8,963	9,632	10,212
Depreciation and amortization	60,809	59,542	55,319
Total expenses	124,233	122,861	113,214

Other Income (Expense):
Interest expense	(41,272)	(42,451)	(33,069)
Interest and other income	322	217	19
Net loss	$(14,978)	$(15,123)	$(12,618)

Net loss per common share, basic and diluted	$(0.41)	$(0.42)	$(0.35)

Weighted average number of common shares outstanding, basic and diluted	36,123,386	36,196,672	36,134,801

Comprehensive income (loss):
Net loss	$(14,978)	$(15,123)	$(12,618)
Unrealized gain on derivatives	12,032	6,934	40,902
Reclassification adjustment for amounts included in net loss	(16,480)	(15,978)	737
Comprehensive (loss) income	$(19,426)	$(24,167)	$29,021

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollar amounts in thousands, except per share amounts)

For the years ended December 31, 2024, 2023 and 2022

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	36,040,928	$36	$811,233	$(365,877)	$(7,469)	$437,923

Distributions declared ($0.542400 per share)	—	—	—	(19,602)	—	(19,602)
Proceeds from distribution reinvestment plan	371,457	—	7,287	—	—	7,287
Shares repurchased	(232,273)	—	(3,645)	—	—	(3,645)
Unrealized gain on derivatives	—	—	—	—	40,902	40,902
Reclassification adjustment for amounts included in net loss	—	—	—	—	737	737
Equity-based compensation	3,946	—	74	—	—	74
Net loss	—	—	—	(12,618)	—	(12,618)
Balance at December 31, 2022	36,184,058	36	814,949	(398,097)	34,170	451,058

Distributions declared ($0.542400 per share)	—	—	—	(19,634)	—	(19,634)
Proceeds from distribution reinvestment plan	349,804	—	6,976	—	—	6,976
Shares repurchased	(374,539)	—	(5,966)	—	—	(5,966)
Unrealized gain on derivatives	—	—	—	—	6,934	6,934
Reclassification adjustment for amounts included in net loss	—	—	—	—	(15,978)	(15,978)
Equity-based compensation	4,529	—	88	—	—	88
Net loss	—	—	—	(15,123)	—	(15,123)
Balance at December 31, 2023	36,163,852	36	816,047	(432,854)	25,126	408,355

Distributions declared ($0.542400 per share)	—	—	—	(19,595)	—	(19,595)
Proceeds from distribution reinvestment plan	257,808	—	5,001	—	—	5,001
Shares repurchased	(322,200)	—	(5,001)	—	—	(5,001)
Unrealized gain on derivatives	—	—	—	—	12,032	12,032
Reclassification adjustment for amounts included in net loss	—	—	—	—	(16,480)	(16,480)
Equity-based compensation	4,670	—	102	—	—	102
Net loss	—	—	—	(14,978)	—	(14,978)
Balance at December 31, 2024	36,104,130	$36	$816,149	$(467,427)	$20,678	$369,436

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

For the years ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Cash flows from operating activities:
Net loss	$(14,978)	$(15,123)	$(12,618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,809	59,542	55,319
Amortization of debt issuance costs	1,196	1,219	2,966
Amortization of acquired market leases, net	72	(2,323)	(818)
Amortization of equity-based compensation	102	88	74
Reduction in the carrying amount of the right-of-use asset	386	408	417
Straight-line income, net	(1,063)	(1,091)	(705)
Other non-cash adjustments	201	184	122
Changes in assets and liabilities:
Accounts payable and accrued expenses	(1,337)	957	721
Accounts and rent receivable	1,353	(2,440)	(849)
Other assets	(2,214)	(2,477)	(3,697)
Due to related parties	(105)	(1,267)	1,452
Operating lease liability	294	276	320
Other liabilities	(1,424)	1,448	2,083
Net cash flows provided by operating activities	43,292	39,401	44,787

Cash flows from investing activities:
Purchase of investment properties	—	—	(277,880)
Capital expenditures	(13,908)	(10,351)	(12,404)
Other assets	—	—	(221)
Net cash flows used in investing activities	(13,908)	(10,351)	(290,505)

Cash flows from financing activities:
Payment of credit facility	(11,000)	(12,576)	(24,444)
Proceeds from credit facility	2,000	44,576	422,444
Payment of mortgages payable	(340)	(41,674)	(138,250)
Proceeds from the distribution reinvestment plan	5,001	6,976	7,287
Shares repurchased	(5,001)	(5,966)	(3,645)
Distributions paid	(19,602)	(19,636)	(19,583)
Payment of debt issuance costs	—	—	(5,913)
Early termination of interest rate swap agreements, net	—	370	(227)
Net cash flows (used in) provided by financing activities	(28,942)	(27,930)	237,669

Net increase (decrease) in cash, cash equivalents and restricted cash	442	1,120	(8,049)
Cash, cash equivalents and restricted cash, at beginning of the year	6,454	5,334	13,383
Cash, cash equivalents and restricted cash, at end of the year	$6,896	$6,454	$5,334

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollar amounts in thousands)

For the years ended December 31, 2024, 2023 and 2022

Supplemental disclosure of cash flow information:	2024	2023	2022
In conjunction with the purchase of investment properties, the Company acquired assets and assumed liabilities as follows:
Land	$—	$—	$62,510
Building and improvements	—	—	192,722
Acquired lease intangible assets	—	—	33,285
Acquired intangible liabilities	—	—	(9,654)
Assumed liabilities, net	—	—	(983)
Purchase of investment properties	$—	$—	$277,880

Cash paid for interest	$40,935	$40,397	$27,421

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$3,581	$1,080	$253

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

NOTE 1 – ORGANIZATION

Inland Real Estate Income Trust, Inc. (the “Company”) was formed and sponsored by Inland Real Estate Investment Corporation, referred to herein as the “Sponsor” or “IREIC,” an indirect subsidiary of The Inland Group, LLC (“Inland”) on August 24, 2011. The Company was formed to acquire and manage a portfolio of commercial real estate investments located in the United States and elected to be taxed as a real estate investment trust (“REIT”) commencing with the tax year ended December 31, 2013. The Company’s strategic plan, implemented with a view toward creating a liquidity event for stockholders, has recently focused primarily on acquiring and owning a portfolio substantially all of which is comprised of grocery-anchored properties. As of December 31, 2024, the Company owned 52 retail properties, totaling 7,168,608 square feet. The properties are located in 24 states. A majority of the Company’s properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. As of December 31, 2024, the Company’s portfolio had physical and economic occupancy of 93.1% and 93.4%, respectively.

The Company has no employees. The Company is managed by IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of the Sponsor. Various affiliates of the Sponsor provide services to the Company through the Business Manager, which is responsible for overseeing and managing the Company’s day-to-day operations. The Company’s president and chief executive officer, Mark Zalatoris, serves in these capacities pursuant to an agreement the Company entered into with Mr. Zalatoris referred to herein as the “CEO Agreement”. Under the CEO Agreement, the Company compensates Mr. Zalatoris directly for his services. The Company’s relationship with the Business Manager is governed by the “Fourth Business Management Agreement” that the Company has entered into with the Business Manager. Under the Fourth Business Management Agreement, the Company pays the Business Manager a fee for the services it provides to the Company and reimburses the Business Manager for certain expenses that the Business Manager incurs on the Company’s behalf. The fee payable to the Business Manager is reduced, however, by any payments made to Mr. Zalatoris under the CEO Agreement. Mr. Zalatoris is not an employee of the Company and is not an officer or director of the Business Manager but has the authority under the CEO Agreement and the Fourth Business Management Agreement to direct the day-to day operations of the Business Manager. The Company’s properties are managed by Inland Commercial Real Estate Services LLC, referred to herein as the “Real Estate Manager,” an indirect wholly owned subsidiary of the Sponsor.

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

On September 18, 2024, in connection with the process to review strategic alternatives, including the sale of the Company, the board of directors of the Company suspended both the distribution reinvestment plan (as amended, the “DRP”) and the share repurchase program (as amended, the “SRP”) effective as of October 1, 2024.

There is no established trading market for the Company’s common stock.

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

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

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

Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase price unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The Company’s policy is to record earnout components when estimable and probable. As of December 31, 2024, there is no earnout liability outstanding.

The Company did not acquire any properties during the years ended December 31, 2024 and 2023.

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

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

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

During the years ended December 31, 2024, 2023 and 2022, the Company did not record any impairment charges.

REIT Status

The Company elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ended December 31, 2013. Commencing with such taxable year, the Company was organized and began operating in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code and believes it has so qualified. As a result, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to several organizational and operational requirements, including a requirement that it currently distributes at least 90% of its REIT taxable income (subject to certain adjustments and excluding any net capital gain) to its stockholders. The Company will monitor the business and transactions that may potentially impact its REIT status. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain statutory relief provisions, the Company will be subject to tax as a “C corporation.” Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes. Any taxable REIT subsidiaries generally will be subject to federal income tax applicable to “C corporations.”

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	December 31,
	2024	2023
Cash and cash equivalents	$6,416	$5,975
Restricted cash	480	479
Total cash, cash equivalents, and restricted cash	$6,896	$6,454

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

Accounts and Rents Receivable

The Company takes into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, tenant’s financial condition, payment history and other economic conditions impacting the tenant. The Company includes both billed and accrued charges in its evaluation of the collectability of a tenant’s receivable balance. Changes in collectability occur when the Company no longer believes it is probable that substantially all the lease payments will be collected over the term of the lease. If collection is not probable, the lease payments are accounted for on a cash basis and revenue is recorded as cash is received. If reassessed, and the collection of substantially all of the lease payments from the tenant becomes probable, the accrual basis of revenue recognition is reestablished. The provision for estimated credit losses resulting from changes in the expected collectability of lease payments, including variable payments, is recognized as a direct adjustment to lease income, and a direct write-off of the operating lease receivables, including straight-line rent receivable.

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

Depreciation expense was $50,232, $46,837 and $43,331 for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization of leasing fees were $1,239, $1,167, and $876 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

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

The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset. If the Company is the owner, for accounting purposes, of the tenant improvements, then the tenant improvements are capitalized and depreciated over the life of the lease. If the Company concludes it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded by the Company under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. The Company considers several different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes.

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

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

As a lessor, the Company defers the recognition of contingent rental income, such as percentage rent, until the specified target that triggered the contingent rental income is achieved.

Equity-Based Compensation

The Company has restricted shares outstanding as of December 31, 2024 and 2023. The Company recognizes expense related to the fair value of equity-based compensation awards as general and administrative expense on the consolidated statements of operations and comprehensive income (loss). The Company primarily recognizes expense based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period and adjusts expense for forfeitures as they occur. See Note 7 – “Equity-Based Compensation” for further information.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The amendments should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company has adopted ASU 2023-07 and updated its disclosures pertaining to having a single reportable segment. See Note 11 – “Segment Reporting” for further information. The adoption did not have any impact on the Company’s financial position, results of operations, or cash flows.

Accounting Pronouncements Recently Issued but Not Yet Effective

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses that are included on the face of the income statement for each interim and annual reporting period. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 on the Company’s consolidated financial statements.

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. The board last published an Estimated Per Share NAV in March 2024 but does not intend to publish a new estimate while reviewing or considering strategic alternatives. The board will only consider evaluating net asset value and publishing an estimate if the strategic review does not result in a liquidity event or the board terminates its review of strategic alternatives.

Prior to the suspension, the Company provided the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

On October 19, 2015, the Company registered 25,000,000 shares of common stock to be issued under the DRP pursuant to a registration statement on Form S-3D. Through the DRP, Company provided stockholders with the option to purchase additional shares from the Company by reinvesting cash distributions, subject to certain share ownership restrictions. The shares are purchased at a price equal to

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

the Estimated Per Share NAV at the time the distributions are reinvested. There are no selling commissions or other fees such as, marketing contribution or due diligence expense reimbursements paid in connection with any repurchases under the DRP. Pursuant to the DRP, the price per share for shares of common stock purchased under the DRP was equal to the estimated value of one share, as determined by the Company’s board of directors and reported by the Company from time to time, until the shares become listed for trading, if a listing occurs, assuming that the DRP had not been terminated or suspended in connection with such listing.

During the suspension, stockholders participating in the DRP will not be permitted to reinvest distributions paid by the Company in additional shares. Any prior reinvested distributions will not be impacted. While the Company expects to continue paying distributions during the pendency of the review of strategic alternatives, because the DRP was suspended, it will no longer be a source of capital.

There were $5,001, $6,976 and $7,287 distributions reinvested through the DRP for the years ended December 31, 2024, 2023 and 2022, respectively.

Share Repurchase Program

The Company is authorized through the SRP to repurchase shares from stockholders who purchased their shares from the Company as opposed to another stockholder or received their shares through a non-cash transfer and have held their shares for at least one year. Repurchases are governed by the terms of the Fifth Amended and Restated Share Repurchase Program (the “Fifth SRP”) adopted by the board on November 7, 2023, effective on December 27, 2023. Repurchases are made in the Company’s sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), as defined in the SRP, the one year holding period does not apply. Under the Fifth SRP, the board of directors had the discretion to establish the proceeds available to fund repurchases each quarter and could use proceeds from all sources available to the Company, in the board of directors’ sole discretion. The board of directors also had the discretion to determine the amount of repurchases, if any, to be made each quarter based on its evaluation of the Company’s business, cash needs and any other requirements of applicable law. The entirety of the Fifth SRP can be found on the Company’s website. The SRP will immediately terminate if the Company’s shares of common stock become listed for trading on a national securities exchange. In addition, the Company’s board of directors, in its sole discretion, may, at any time, amend or terminate the SRP. On September 18, 2024, the board suspended the SRP effective as of October 1, 2024 in connection with the board’s review of strategic alternatives. During the suspension, the Company will not repurchase shares under the SRP. Any outstanding repurchase requests will automatically roll over for processing under the terms and conditions of the SRP if the SRP is reinstated unless a stockholder withdraws the request for repurchase. There is no assurance the SRP will be reinstated.

Even if reinstated, the SRP contains numerous restrictions that limit the stockholders’ ability to sell their shares even if the plan is reinstated. The board of directors, in its sole discretion, may amend or terminate the SRP. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange.

Repurchases through the SRP were $5,001, $5,966 and $3,645 for the years ended December 31, 2024, 2023 and 2022, respectively, funded primarily with the proceeds from the DRP. Shares are repurchased at the Estimated Per Share NAV at the time of repurchase. As of December 31, 2024 and 2023, there was no liability related to the SRP.

NOTE 4 – ACQUISITIONS

The Company did not acquire any properties during the year ended December 31, 2024 and 2023.

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

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

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

The following table presents certain additional information regarding the Company’s acquisitions during the year ended December 31, 2022. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date are as follows:

Year Ended December 31,
2022
Land	$62,510
Building and improvements	192,722
Acquired lease intangible assets	33,285
Acquired intangible liabilities	(9,654)
Assumed liabilities, net	(983)
Total	$277,880

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Intangible assets:
Acquired in-place lease value	$183,305	$183,305
Acquired above market lease value	52,640	52,640
Accumulated amortization	(186,893)	(174,118)
Acquired lease intangibles, net	$49,052	$61,827
Intangible liabilities:
Acquired below market lease value	$79,914	$79,914
Accumulated amortization	(45,858)	(42,494)
Acquired below market lease intangibles, net	$34,056	$37,420

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

Amortization recorded as amortization expense:	2024	2023	2022
Acquired in-place lease value	$9,339	$11,538	$11,112
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(3,436)	$(3,596)	$(3,415)
Acquired below market leases	3,364	5,919	4,233
Net rental income (reduction) increase	$(72)	$2,323	$818

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2024 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2025	$6,700	$2,908	$3,058
2026	4,977	2,481	2,920
2027	3,569	1,837	2,717
2028	2,869	1,590	2,581
2029	2,584	1,508	2,506
Thereafter	11,040	6,989	20,274
Total	$31,739	$17,313	$34,056

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of December 31, 2024 and 2023, the Company had the following mortgages and credit facility payable:

	December 31, 2024		December 31, 2023
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$111,679	3.83%	$112,019	3.84%
Variable rate mortgages payable with swap agreements	26,000	4.55%	26,000	4.55%
Mortgages payable	137,679	3.97%	138,019	3.97%
Credit facility payable	700,000	4.67%	709,000	4.95%
Total debt before unamortized debt issuance costs including impact of interest rate swaps	837,679	4.55%	847,019	4.79%
(Less): Unamortized debt issuance costs	(1,933)		(3,129)
Total debt	$835,746		$843,890

The Company’s indebtedness bore interest at a weighted average interest rate of 4.55% per annum as of December 31, 2024, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding unamortized debt issuance costs was $837,679 and $847,019 as of December 31, 2024 and 2023, respectively, and its estimated fair value was $834,949 and $841,313 as of December 31, 2024 and 2023, respectively.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

As of December 31, 2024, scheduled principal payments and maturities on the Company’s debt were as follows:

	December 31, 2024
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2025	$295	$92,656	$—	$92,951
2026	—	44,728	125,000	169,728
2027	—	—	575,000	575,000
2028	—	—	—	—
2029	—	—	—	—
Thereafter	—	—	—	—
Total	$295	$137,384	$700,000	$837,679

Credit Facility Payable

On February 3, 2022, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”) with KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders from time to time parties to the Credit Agreement (the “Credit Facility”). Pursuant to the Credit Agreement, the aggregate total commitments under the Credit Facility were increased from $350,000 to $475,000. The Credit Facility consists of the “Revolving Credit Facility” providing revolving credit commitments in an aggregate amount of $200,000 and a term loan facility (the term loans funded under such commitments, the “Term Loan”) providing term loan commitments in an aggregate amount of $275,000 (increased from $150,000). On May 17, 2022, the Company entered into a First Amendment to Credit Agreement Regarding Incremental Term Loans (the “First Amendment”), amending the terms of the Credit Agreement primarily to draw an additional $300,000 to fund the IRPF Transaction discussed in “Note 4 – Acquisitions.” The Credit Agreement provides the Company with the ability from time to time to increase the size of the Credit Facility up to a total of $1,200,000, subject to certain conditions.

As of December 31, 2024, the Company had $125,000 outstanding under the Revolving Credit Facility and $575,000 outstanding under the Term Loan. As of December 31, 2024 the interest rates on the Revolving Credit Facility and the Term Loan were 6.34% and 4.30%, respectively. The Revolving Credit Facility matures on February 3, 2026, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions. The Term Loan matures on February 3, 2027. Borrowings under the Credit Facility bear interest equal to one-month Term Secured Overnight Financing Rate (“SOFR”) plus a margin, the amount of which depends on the Company’s leverage ratio.

As of December 31, 2024, the Company had a maximum amount of $75,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available. Although all of the amount available under the Revolving Credit Facility is available to pay off existing mortgages, due to the covenant limitations, the Company expects to have substantially less than all $75,000 available to draw or otherwise undertake as additional debt.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. As of December 31, 2024, there were 47 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of December 31, 2024, the Company was in compliance with all financial covenants related to the Credit Facility as amended.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

Mortgages Payable

The Company’s mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2024, the Company was current on all of its debt service payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of December 31, 2024, the weighted average years to maturity for the Company’s mortgages payable was 1 year.

As of March 5, 2025, the Company has four mortgage loans maturing in the next twelve months. The mortgage loans had an aggregate principal balance of $137,679 as of December 31, 2024. The Company intends to repay amounts due with cash flows from operating activities, cash on hand, proceeds available under the Revolving Credit Facility or proceeds from refinancing of mortgage loans.

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

As of December 31, 2024, the Company had hedged its variable rate mortgage loan of $26,000 and $525,000 of the Term Loan using interest rate swap contracts. The following table summarizes the Company’s interest rate swap contracts outstanding as of December 31, 2024.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value as of December 31, 2024
Assets
December 5, 2022	December 1, 2022	January 1, 2026	One-month Term SOFR	2.25%	$26,000	$477
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.69%	90,000	4,206
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.85%	100,000	4,346
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.72%	85,000	3,937
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	1,565
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	1,567
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	75,000	1,960
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.77%	55,000	1,379
					$551,000	$19,437

(a)
As of December 31, 2024, the one-month term SOFR was 4.33%.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	2024	2023	2022
Effective portion of derivatives	$12,032	$6,934	$40,902
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(16,480)	$(15,978)	$737

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $41,272, $42,451 and $33,069 for the years ended December 31, 2024, 2023 and 2022, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income (loss) is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income into income (loss) in the next 12 months is $10,838.

NOTE 7 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares and restricted share units generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. On November 6, 2024, the Company issued 8,346 restricted shares to its independent directors pursuant to the automatic grant provisions of the RSP, which become vested in equal installments of 33-1/3% on each of the first three anniversaries of November 6, 2024, subject to certain exceptions. In accordance with the RSP, restricted shares and restricted share units are issued to non-employee directors as compensation. Each restricted share unit entitled the holder to receive one common share when it vested. Restricted shares and restricted share units are included in common stock outstanding on the date of the vesting. The grant-date value of the restricted shares and restricted share units is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares and restricted share units issued to the non-employee directors was $102, $88 and $74 in the aggregate, for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company had $185 of unrecognized compensation expense related to the unvested restricted shares and restricted share units, in the aggregate. As of December 31, 2024, the weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.75 years. The total fair value at the vesting date for restricted shares and restricted share units that vested during the years ended December 31, 2024, 2023 and 2022 was $90, $90 and $80, respectively.

A summary of the Company’s restricted share and restricted share unit activity during the years ended December 31, 2024, 2023 and 2022 is as follows:

	Restricted Shares	Restricted Share Units
Outstanding at December 31, 2021	8,108	252
Granted (at grant date fair value of $20.20 per share)	4,752	4
Vested	(3,688)	(256)
Outstanding at December 31, 2022	9,172	—
Granted (at grant date fair value of $19.86 per share)	4,834	—
Vested	(4,529)	—
Outstanding at December 31, 2023	9,477	—
Granted (at grant date fair value of $19.17 per share)	8,346	—
Vested	(4,670)	—
Outstanding at December 31, 2024	13,153	—

NOTE 8 – INCOME TAX AND DISTRIBUTIONS

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, for federal income tax purposes. In order to maintain the Company’s status as a REIT, the Company must annually distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to its stockholders. For the years ended December 31, 2024, 2023 and 2022, the Company’s REIT taxable (loss) income was $(773) (unaudited), $(3,960) (unaudited) and $67 (unaudited), respectively.

The Company had no uncertain tax positions as of December 31, 2024 or 2023. The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2024. The Company had no interest or penalties relating to income taxes recognized on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, returns for the calendar years 2021, 2022, 2023 and 2024 remain subject to examination by U.S. and various state and local tax jurisdictions.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

During the year ended December 31, 2018, the Company recorded a $15,405 impairment for the Mainstreet JV recorded on its consolidated statement of operations and comprehensive loss. The Company’s investment in Mainstreet JV was held through a taxable REIT subsidiary. Based on an effective tax rate of 28.51%, which is calculated by combining a 21% Federal tax rate and an IL tax rate of 7.51% (9.5% state rate net of the Federal benefit), the deferred tax benefit related to the impairment was approximately $4,400. Since the taxable REIT subsidiary did not conduct any activities outside the investment in Mainstreet JV, management concluded it was not more likely than not that the taxable REIT subsidiary would be able to utilize these losses in future tax periods and recorded a full valuation allowance of $4,400 during the year ended December 31, 2018. The Mainstreet JV was liquidated for income tax purposes in 2019, resulting in a $1,560 reduction in the deferred tax asset and valuation allowance. Since the taxable REIT subsidiary has no other activity, a valuation allowance has been maintained on the remaining $2,840 deferred tax asset. No income tax expense or benefit was recorded during the years ended December 31, 2024, 2023 and 2022. The taxable REIT subsidiary had $9,931 of capital loss carryforwards that expired on December 31, 2024.

Distributions

During 2024, 2023 and 2022, the Company declared quarterly distributions in an amount equal to $0.135600 per share, which represented an annualized rate of 3%, 3% and 3% based on the previously estimated per share NAV as of December 31, 2023, 2022 and 2021, respectively, payable in arrears the following quarter.

The table below presents the distributions declared and paid during the years ended December 31, 2024, 2023 and 2022.

	December 31,
	2024	2023	2022
Distributions paid	$19,602	$19,636	$19,583
Distributions declared	$19,595	$19,634	$19,602

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

The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2024, 2023 and 2022:

	2024	2023	2022
Ordinary income	$—	$—	$—
Capital gain	$—	$—	$—
Nontaxable return of capital	$0.54	$0.54	$0.54

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares and units from the calculation of weighted-average shares for diluted EPS. As a result of a net loss for the years ended December 31, 2024, 2023 and 2022, 9,717 shares, 7,820 shares and 7,664 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

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

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as defined by GAAP, retail real estate, for the years ended December 31, 2024, 2023 and 2022. The retail real estate segment derives revenue from rents received under long-term operating leases. The accounting policies of the retail real estate segment are the same as those described in the summary of significant accounting policies for the Company.

The chief operating decision maker (“CODM”) assess performance for the retail real estate segment and decides how to allocate resources based on net income (loss), which is reported on the accompanying consolidated statements of operations and comprehensive income (loss). The Company’s CODM is its CEO.

All the significant segment expenses that are provided to the CODM are reported in the accompanying consolidated statements of operations and comprehensive income (loss). Property operating expenses reported in the accompanying consolidated statements of operations and comprehensive income (loss) primarily include common area maintenance, compensation, insurance and other costs related to the leasing of properties. General and administrative expenses reported in the accompanying consolidated statements of operations and comprehensive income (loss) primarily include reimbursements to the Business Manager for costs relating to the Company’s administration, professional fees, insurance and board costs. The measure of segment assets is reported on the balance sheet as total assets.

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the years ended December 31, 2024, 2023 and 2022. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Year ended December 31,			Unpaid amounts as of
		2024	2023	2022	December 31, 2024	December 31, 2023
General and administrative reimbursements	(a)	$1,595	$1,721	$1,664	$241	$268
Loan costs	(b)	$—	$—	$42	$—	$—
Acquisition related costs	(c)	$—	$—	$19	$—	$—

Real estate management fees		$5,797	$5,613	$5,127	$—	$—
Property operating expenses		1,979	2,013	1,446	23	15
Construction management fees		391	605	82	51	74
Leasing fees		397	362	440	112	128
Total real estate management related costs	(d)	$8,564	$8,593	$7,095	$186	$217

Business management fees	(e)	$8,963	$9,632	$10,212	$2,241	$2,311

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
(c)
The Business Manager and its related parties are reimbursed for acquisition and transaction related costs of the Business Manager and its related parties relating to the Company’s acquisition activities, regardless of whether the Company acquires the real estate assets. All of the $19 related party acquisition costs incurred during the year ended December 31, 2022 were capitalized.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

On January 19, 2024, the Company entered into the Fourth Business Management Agreement with the Business Manager effective February 1, 2024, to, among other things, provide the Company with the authority to engage a person not affiliated with or employed by the Business Manager to serve as president and chief executive officer of the Company and to reduce the business management fee payable to the Business Manager by the amount of any payment made to any third-party person as compensation for service as the Company’s president and chief executive officer. In connection with the CEO Agreement entered into with Mr. Zalatoris, the Business Management Fee is reduced by the amount of any payments made to Mr. Zalatoris under the CEO Agreement. The foregoing description is qualified by reference to the Fourth Business Management Agreement in its entirety. During the year ended December 31, 2024, total costs incurred under the CEO Agreement were $323. These costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

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

December 31, 2024

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

Rental income related to the Company’s operating leases is comprised of the following for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Rental income - fixed payments	$118,177	$115,092	$106,422
Rental income - variable payments (a)	31,724	32,221	26,192
Amortization of acquired lease intangibles, net	(72)	2,323	818
Rental income	$149,829	$149,636	$133,432

(a)
Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The future base rent payments to be received under operating leases including ground leases as of December 31, 2024 for the years indicated, assuming no expiring leases are renewed, are as follows:

Lease Payments
2025	$108,982
2026	99,145
2027	85,655
2028	69,809
2029	52,725
Thereafter	136,139
Total	$552,455

Lease Expense

The Company is the lessee under one ground lease. The ground lease, which commenced on July 1, 2007, was assumed as part of a property purchased in October 2015 and extends through June 30, 2037 with six 5-year renewal options which the Company assumes will be exercised. When the Company acquired the lease, the Company considered the lease terms and lease classification. As reassessment was not required under practical expedients accorded in ASC 842, the Company has continued to account for the ground lease as an operating lease with an established lease term and payment schedule. The lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 6.225% which the Company considered reasonable and within the range of the Company’s incremental borrowing rate. For the years ended December 31, 2024, 2023 and 2022, total rent expense was $1,944, $1,944 and $1,944, respectively, recorded in property operating expenses on the consolidated statements of operations and comprehensive income (loss).

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Dollar amounts in thousands, except per share amounts)

Lease payments for the ground lease as of December 31, 2024 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2025	$1,264
2026	1,264
2027	1,332
2028	1,401
2029	1,401
Thereafter	80,451
Total undiscounted lease payments	87,113
Less: Amount representing interest	(61,827)
Present value of lease liability	$25,286

As of December 31, 2024, the Company’s accounts and rent receivable, net balance was $23,355, which was net of an allowance for bad debts of $1,044. As of December 31, 2023, the Company’s accounts and rent receivable, net balance was $23,645, which was net of an allowance for bad debts of $871.

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of December 31, 2024 and 2023.

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2024
Interest rate swap agreements - Other assets	$—	$19,437	$—	$19,437
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—
December 31, 2023
Interest rate swap agreements - Other assets	$—	$23,285	$—	$23,285
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

NOTE 15 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Company has evaluated events that occurred subsequent to December 31, 2024 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the consolidated financial statements.

There were no reportable subsequent events or transactions.

INLAND REAL ESTATE INCOME TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2024

(Dollar amounts in thousands)

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encumbrance	Land	Buildings and Improve- ments	Cost Capitalized Subsequent to Acquisitions (C)	Land (D)	Buildings and Improvements (D)	Total (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired	Depreciable Lives
Blossom Valley Plaza	$—	$9,515	$11,142	$1,962	$9,515	$13,104	$22,619	$(4,362)	1988	2015	15-30
Turlock, CA
Branson Hills Plaza	—	3,787	6,039	257	3,787	6,296	10,083	(2,395)	2005	2014	15-30
Branson, MO
CityPlace	—	16,609	54,245	326	16,609	54,571	71,180	(5,594)	2016-2018	2022	15-30
Woodbury, MN
Coastal North Town Center	—	13,725	49,673	(230)	13,725	49,443	63,168	(15,571)	2014	2016	15-30
Myrtle Beach, SC
Coastal North Town Center - Phase II	—	365	3,034	—	365	3,034	3,399	(816)	2016	2017	15-30
Myrtle Beach, SC
Denton Village	—	1,312	15,308	—	1,312	15,308	16,620	(1,497)	2016	2022	15-30
Denton, TX
Dixie Valley	—	2,807	9,053	3,080	2,807	12,133	14,940	(4,390)	1988	2014	15-30
Louisville, KY
Dogwood Festival	—	4,500	41,865	6,036	4,500	47,901	52,401	(18,990)	2002	2014	5-30
Flowood, MO
Eastside Junction	—	2,411	8,393	149	2,411	8,542	10,953	(3,244)	2008	2015	15-30
Athens, AL
Fairgrounds Crossing	—	6,069	22,637	1,635	6,069	24,272	30,341	(8,664)	2008	2015	15-30
Hot Springs, AR
Fox Point Plaza	—	3,518	12,681	3,483	3,518	16,164	19,682	(5,924)	2008	2014	15-30
Neenah, WI
Frisco Marketplace	—	6,618	3,315	297	6,618	3,612	10,230	(1,497)	2002	2015	15-30
Frisco, TX
Green Tree Shopping Center	—	7,218	17,846	1,688	7,218	19,534	26,752	(6,749)	1997	2015	5-30
Katy, TX
Harris Plaza	—	6,500	19,403	3,615	6,500	23,018	29,518	(9,305)	2001-2008	2014	15-30
Layton, UT
Harvest Square	—	2,186	9,330	246	2,186	9,576	11,762	(3,777)	2008	2014	15-30
Harvest, AL
Heritage Square	—	2,028	5,538	424	2,028	5,962	7,990	(2,297)	2010	2014	15-30
Conyers, AL
Kroger - Copps Grocery Store	—	1,440	11,799	—	1,440	11,799	13,239	(4,353)	2012	2014	15-30
Stevens Point, WI
Kroger - Pick n Save Center	—	3,150	14,283	2,879	3,150	17,162	20,312	(6,627)	2011	2014	15-30
West Bend, WI
Lakeside Crossing	—	1,460	16,999	446	1,460	17,445	18,905	(6,841)	2013	2014	15-30
Lynchburg, VA
Landing at Ocean Isle Beach	—	3,053	7,081	267	3,053	7,348	10,401	(3,038)	2009	2014	15-30
Ocean Isle, NC
Lower Makefield Shopping Center	—	6,559	18,351	162	6,559	18,513	25,072	(2,019)	1986/2000	2022	15-30
Lower Makefield, PA
Mansfield Pointe	—	5,350	20,002	1,901	5,350	21,903	27,253	(8,544)	2008	2014	15-30
Mansfield, TX
Marketplace at El Paseo	—	16,390	46,971	458	16,390	47,429	63,819	(15,638)	2014	2015	15-30
Fresno, CA
Marketplace at Tech Center	—	10,684	68,580	4,112	10,684	72,692	83,376	(22,610)	2015	2015	15-30
Newport News, VA
MidTowne Shopping Center	—	8,810	29,699	1,742	8,810	31,441	40,251	(12,277)	2005/2008	2014	5-30
Little Rock, AR
Milford Marketplace	18,727	—	35,867	2,655	—	38,522	38,522	(12,698)	2007	2015	15-30
Milford, CT
Newington Fair	—	7,833	8,329	597	7,833	8,926	16,759	(4,869)	1994/2009	2012	15-30
Newington, CT
New Town Village	—	2,106	3,216	126	2,106	3,342	5,448	(616)	1996	2022	15-30
Owings Mills, MD
North Hills Square	—	4,800	5,493	724	4,800	6,217	11,017	(2,453)	1997	2014	15-30
Coral Springs, FL
Northpark Village Square	—	15,806	41,201	926	15,806	42,127	57,933	(4,395)	1996	2022	15-30
Santa Clarita, CA
Northville Park Place	—	6,440	27,635	648	6,440	28,283	34,723	(3,026)	2014	2022	15-30
Northville, MI
Olde Ivy Village	—	5,034	12,104	—	5,034	12,104	17,138	(1,169)	2015	2022	15-30
Smyrna, GA
Oquirrh Mountain Marketplace	—	4,254	14,467	505	4,254	14,972	19,226	(4,906)	2014-2015	2015	15-30
Jordan, UT

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encumbrance	Land	Buildings and Improve- ments	Cost Capitalized Subsequent to Acquisitions (C)	Land (D)	Buildings and Improvements (D)	Total (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired	Depreciable Lives
Oquirrh Mountain Marketplace Phase II	—	1,403	3,727	(50)	1,403	3,677	5,080	(1,176)	2014-2015	2016	15-30
Jordan, UT
Park Avenue Shopping Center	—	5,500	16,365	5,360	5,500	21,725	27,225	(7,936)	2012	2014	15-30
Little Rock, AR
Pentucket Shopping Center	—	5,993	11,251	1,841	5,993	13,092	19,085	(3,937)	1986	2017	15-30
Plaistow, NH
Plaza at Prairie Ridge	—	618	2,305	—	618	2,305	2,923	(813)	2008	2015	15-30
Pleasant Prairie, WI
Prattville Town Center	—	5,336	27,672	889	5,336	28,561	33,897	(10,077)	2007	2015	15-30
Prattville, AL
Regal Court	26,000	5,873	41,181	3,045	5,873	44,226	50,099	(15,941)	2008	2015	5-30
Shreveport, LA
Rusty Leaf Plaza	—	8,643	20,638	—	8,643	20,638	29,281	(2,061)	1966	2022	15-30
Orange, CA
Settlers Ridge	76,533	25,962	98,157	2,510	25,962	100,667	126,629	(34,547)	2011	2015	15-30
Pittsburgh, PA
Shoppes at Lake Park	—	2,285	8,527	314	2,285	8,841	11,126	(3,142)	2008	2015	15-30
West Valley City. UT
Shoppes at Market Pointe	—	12,499	8,388	1,647	12,499	10,035	22,534	(4,725)	2006-2007	2015	15-30
Papillion, NE
Shoppes at Prairie Ridge	—	7,521	22,468	1,438	7,521	23,906	31,427	(8,724)	2009	2014	15-30
Pleasant Prairie, WI
The Shoppes at Branson Hills	—	4,418	37,229	3,135	4,418	40,364	44,782	(14,291)	2005	2014	15-30
Branson, MO
Shops at Hawk Ridge	—	1,329	10,341	1,772	1,329	12,113	13,442	(3,835)	2009	2015	5-30
St. Louis, MO
Village at Burlington Creek	16,419	10,789	19,385	4,296	10,789	23,681	34,470	(8,184)	2007 & 2015	2015	5-30
Kansas City, MO
Walgreens Plaza	—	2,624	9,683	441	2,624	10,124	12,748	(3,851)	2011	2015	15-30
Jacksonville, NC
Wedgewood Commons	—	2,220	26,577	3,933	2,220	30,510	32,730	(11,241)	2009-2013	2013	5-30
Olive Branch, MS
White City	—	18,961	70,423	4,066	18,961	74,489	93,450	(26,035)	2013	2015	15-30
Shrewsbury, MA
Wilson Marketplace	—	11,155	27,498	2,889	11,155	30,387	41,542	(8,569)	2007	2017	15-30
Wilson, NC
Yorkville Marketplace	—	4,990	13,928	932	4,990	14,860	19,850	(5,696)	2002 & 2007	2015	15-30
Yorkville, IL
Total:	$137,679	$330,456	$1,147,322	$79,574	$330,456	$1,226,896	$1,557,352	$(385,932)

Notes:

(a)
The initial cost to the Company represents the original purchase price of the property.
(b)
The aggregate cost of real estate owned as of December 31, 2024 for federal income tax purposes was $1,644,834 (unaudited).
(c)
As applicable, some amounts include write-offs.
(d)
Reconciliation of real estate owned:

	2024	2023	2022
Balance at January 1,	$1,540,196	$1,528,765	$1,261,075
Acquisitions	—	—	255,080
Improvements	17,156	11,431	12,610
Balance at December 31,	$1,557,352	$1,540,196	$1,528,765

(e)
Reconciliation of accumulated depreciation:

Balance at January 1,	$335,700	$288,863	$245,532
Depreciation expense	50,232	46,837	43,331
Balance at December 31,	$385,932	$335,700	$288,863