Form 10-Q
period 2025-03-31
Inland Real Estate Income Trust, Inc.
filed 2025-05-07
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

Yes ☐ No ☒

As of May 6, 2025, there were 36,117,282 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	March 31, 2025 (unaudited)	December 31, 2024
ASSETS
Assets:
Investment properties held and used:
Land	$330,456	$330,456
Building and other improvements	1,227,825	1,226,896
Total	1,558,281	1,557,352
Less accumulated depreciation	(398,086)	(385,932)
Net investment properties held and used	1,160,195	1,171,420
Cash and cash equivalents	8,051	6,416
Restricted cash	480	480
Accounts and rent receivable	23,470	23,355
Acquired lease intangible assets, net	46,408	49,052
Operating lease right-of-use asset, net	13,266	13,359
Other assets	25,444	30,743
Total assets	$1,277,314	$1,294,825

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$835,957	$835,746
Accounts payable and accrued expenses	10,913	10,792
Operating lease liability	25,362	25,286
Distributions payable	4,898	4,898
Acquired intangible liabilities, net	33,251	34,056
Due to related parties	2,842	2,668
Other liabilities	7,517	11,943
Total liabilities	920,740	925,389

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,104,130 shares issued and outstanding as of March 31, 2025 and December 31, 2024	36	36
Additional paid in capital	816,183	816,149
Accumulated distributions and net loss	(474,926)	(467,427)
Accumulated other comprehensive income	15,281	20,678
Total stockholders’ equity	356,574	369,436
Total liabilities and stockholders’ equity	$1,277,314	$1,294,825

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Income:
Rental income	$38,756	$37,349
Other property income	49	118
Total income	38,805	37,467

Expenses:
Property operating expenses	8,584	7,316
Real estate tax expense	4,504	4,783
General and administrative expenses	1,924	1,544
Business management fee	2,242	2,255
Depreciation and amortization	14,465	14,559
Total expenses	31,719	30,457

Other Income (Expense):
Interest expense	(9,727)	(10,430)
Interest and other income	40	82
Net loss	$(2,601)	$(3,338)

Net loss per common share, basic and diluted	$(0.07)	$(0.09)

Weighted average number of common shares outstanding, basic and diluted	36,104,130	36,151,697

Comprehensive (loss) income:
Net loss	$(2,601)	$(3,338)
Unrealized (loss) gain on derivatives	(2,497)	10,066
Reclassification adjustment for amounts included in net loss	(2,900)	(4,337)
Comprehensive (loss) income	$(7,998)	$2,391

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands, except per share amounts)

For the Three Months Ended March 31, 2025
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2024	36,104,130	$36	$816,149	$(467,427)	$20,678	$369,436

Distributions declared ($0.135600 per share)	—	—	—	(4,898)	—	(4,898)
Unrealized loss on derivatives	—	—	—	—	(2,497)	(2,497)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(2,900)	(2,900)
Equity-based compensation	—	—	34	—	—	34
Net loss	—	—	—	(2,601)	—	(2,601)
Balance at March 31, 2025	36,104,130	$36	$816,183	$(474,926)	$15,281	$356,574

For the Three Months Ended March 31, 2024
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2023	36,163,852	$36	$816,047	$(432,854)	$25,126	$408,355

Distributions declared ($0.135600 per share)	—	—	—	(4,902)	—	(4,902)
Proceeds from distribution reinvestment plan	85,173	—	1,691	—	—	1,691
Shares repurchased	(106,452)	—	(1,691)	—	—	(1,691)
Unrealized gain on derivatives	—	—	—	—	10,066	10,066
Reclassification adjustment for amounts included in net loss	—	—	—	—	(4,337)	(4,337)
Equity-based compensation	—	—	24	—	—	24
Net loss	—	—	—	(3,338)	—	(3,338)
Balance at March 31, 2024	36,142,573	$36	$816,071	$(441,094)	$30,855	$405,868

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,601)	$(3,338)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,465	14,559
Amortization of debt issuance costs	299	299
Amortization of acquired market leases, net	(33)	5
Amortization of equity-based compensation	34	24
Reduction in the carrying amount of the right-of-use-asset	93	98
Straight-line income, net	(520)	(345)
Other non-cash adjustments	49	50
Changes in assets and liabilities:
Accounts payable and accrued expenses	580	(242)
Accounts and rent receivable	405	1,971
Other assets	103	(155)
Due to related parties	187	(52)
Operating lease liability	76	72
Other liabilities	(1,343)	(1,080)
Net cash flows provided by operating activities	11,794	11,866

Cash flows from investing activities:
Capital expenditures	(5,173)	(3,144)
Net cash flows used in investing activities	(5,173)	(3,144)

Cash flows from financing activities:
Payment of credit facility	(4,000)	(4,000)
Proceeds from credit facility	4,000	2,000
Payment of mortgages payable	(88)	(84)
Proceeds from the distribution reinvestment plan	—	1,691
Shares repurchased	—	(1,691)
Distributions paid	(4,898)	(4,905)
Net cash flows used in financing activities	(4,986)	(6,989)

Net increase in cash, cash equivalents and restricted cash	1,635	1,733
Cash, cash equivalents and restricted cash, at beginning of the period	6,896	6,454
Cash, cash equivalents and restricted cash, at end of period	$8,531	$8,187

Supplemental disclosure of cash flow information:

Cash paid for interest	$9,707	$10,292

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$337	$1,039

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited, dollar amounts in thousands, except per share amounts)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2024, which are included in the Company’s 2024 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 5, 2025, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report on Form 10-Q.

NOTE 1 – ORGANIZATION

The Company was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. The Company’s strategic plan, implemented with a view toward creating a liquidity event for stockholders, has recently focused primarily on acquiring and owning a portfolio substantially all of which is comprised of grocery-anchored properties. As of March 31, 2025, the Company owned 52 retail properties, totaling 7.2 million square feet. The properties are located in 24 states. A majority of the Company’s properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. As of March 31, 2025, the Company’s portfolio had physical and economic occupancy of 90.9% and 91.5%, respectively.

The Company has no employees. The Company is managed by IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”). Various affiliates of the Sponsor provide services to the Company through the Business Manager, which is responsible for overseeing and managing the Company’s day-to-day operations. The Company’s president and chief executive officer, Mark Zalatoris, serves in these capacities pursuant to an agreement the Company entered into with Mr. Zalatoris referred to herein as the “CEO Agreement.” Under the CEO Agreement, the Company compensates Mr. Zalatoris directly for his services. The Company’s relationship with the Business Manager is governed by the Amended and Restated Fourth Business Management Agreement (the “Fourth Business Management Agreement”) that the Company has entered into with the Business Manager. Under the Fourth Business Management Agreement, the Company pays the Business Manager a fee for the services it provides to the Company and reimburses the Business Manager for certain expenses that the Business Manager incurs on the Company’s behalf. The fee payable to the Business Manager is reduced, however, by any payments made to Mr. Zalatoris under the CEO Agreement. Mr. Zalatoris is not an employee of the Company and is not an officer or director of the Business Manager but has the authority under the CEO Agreement and the Fourth Business Management Agreement to direct the day-to-day operations of the Business Manager. The Company’s properties are managed by Inland Commercial Real Estate Services LLC (the “Real Estate Manager”), an indirect wholly owned subsidiary of the Sponsor.

On September 18, 2024, the Company announced that its board of directors had decided to begin a review of strategic alternatives, including sale of the Company. As of the date of the filing of this Quarterly Report, the board’s review of strategic alternatives is continuing and there is no set timeline for completing the review. The outcome of this review and any potential transaction or event that may result from the review will depend on several factors, many of which will be beyond the Company’s control. The board may conclude that it is in the Company’s best interest to continue with its existing business plan and to not seek a transaction or event creating liquidity for stockholders.

On September 18, 2024, in connection with the process to review strategic alternatives, including the sale of the Company, the board of directors of the Company suspended both the distribution reinvestment plan (as amended, the “DRP”) and the share repurchase program (as amended, the “SRP”), effective as of October 1, 2024.

There is no established trading market for the Company’s common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 5, 2025, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025, except as noted below.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	March 31,
	2025	2024
Cash and cash equivalents	$8,051	$7,708
Restricted cash	480	479
Total cash, cash equivalents, and restricted cash	$8,531	$8,187

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. ASU 2023-07 is effective for fiscal years that began after December 15, 2023 and interim periods within fiscal years that began after December 15, 2024. Early adoption was permitted. The amendments should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company has adopted ASU 2023-07 and updated its disclosures pertaining to having a single reportable segment. See Note 11 – “Segment Reporting” for further information. The adoption did not have any impact on the Company’s financial position, results of operations, or cash flows.

Accounting Pronouncements Recently Issued but Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods that began after December 15, 2024. The amendments should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on the Company’s 2025 annual consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Additionally, in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date, which revised the effective date of ASU 2024-03 for interim periods. ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses that are included on the face of the income statement for each interim and annual reporting period. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 and ASU 2025-01 on the Company’s consolidated financial statements.

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. The board last published an Estimated Per Share NAV in March 2024 but does not intend to publish a new estimate while reviewing or considering strategic alternatives. The board will consider evaluating net asset value and publishing an estimate if the strategic review does not result in a liquidity event or the board terminates its review of strategic alternatives. As of March 31, 2025, there were 36,104,130 shares of common stock outstanding including 6,760,659 shares issued through the DRP and 23,119 vested restricted shares, net of 4,213,670 shares repurchased through the SRP. See Note 10 – “Equity-Based Compensation” for further information on restricted shares.

Prior to the suspension, the Company provided the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

On September 18, 2024, the board suspended the DRP effective as of October 1, 2024 in connection with the board’s review of strategic alternatives. Prior to the suspension, the Company, through the DRP, provided stockholders with the option to purchase additional shares from the Company by reinvesting cash distributions, subject to certain share ownership restrictions. There were no selling commissions or other fees such as marketing contribution or due diligence expense reimbursements paid in connection with any purchases under the DRP. Pursuant to the DRP, the price per share for shares of common stock purchased under the DRP was equal to the estimated value of one share, as determined by the Company’s board of directors and reported by the Company from time to time.

While the DRP remains suspended, stockholders that previously participated in the DRP are not permitted to reinvest distributions paid by the Company in additional shares. Any prior reinvested distributions will not be impacted. Although the Company expects to continue paying distributions during the pendency of the review of strategic alternatives, the DRP will no longer be a source of capital while it remains suspended.

There were $0 and $1,691 distributions reinvested through the DRP during the three months ended March 31, 2025 and 2024, respectively.

Share Repurchase Program

On September 18, 2024, the board suspended the SRP effective as of October 1, 2024 in connection with the board’s review of strategic alternatives. Prior to the suspension, the Company was authorized, through the SRP, to repurchase shares from stockholders who purchased their shares directly from the Company as opposed to another stockholder or received their shares through a non-cash transfer and have held their shares for at least one year. The SRP is governed by the terms of the Fifth Amended and Restated Share Repurchase Program (the “Fifth SRP”) adopted by the board on November 7, 2023, effective on December 27, 2023. Repurchases are made in the Company’s sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), as defined in the SRP, the one year holding period did not apply. Under the Fifth SRP, the board of directors had the discretion to establish the proceeds available to fund repurchases each quarter and could use proceeds from all sources available to the Company, in the board of directors’ sole discretion. The board of directors also had the discretion to determine the amount of repurchases, if any, to be made each quarter based on its evaluation of the Company’s business, cash needs and any other requirements of applicable law. The entirety of the Fifth SRP can be found on the Company’s website. During the suspension, the Company will not repurchase shares under the SRP. Any outstanding repurchase requests will automatically roll over for processing under the terms and conditions of the SRP if the SRP is reinstated unless a stockholder withdraws the request for repurchase. There is no assurance the SRP will be reinstated. Even if reinstated, the SRP contains numerous restrictions that limit the stockholders’ ability to sell their shares. The board of directors, in its sole discretion, may amend or terminate the SRP. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange.

Repurchases through the SRP were $0 and $1,691 for the three months ended March 31, 2025 and 2024, respectively. There was no liability related to the SRP as of March 31, 2025 and December 31, 2024.

NOTE 4 – LEASES

The Company is lessor under approximately 810 retail operating leases. The remaining lease terms for the Company’s leases range from less than 1 year to 15 years. The Company considers the date on which it makes a leased space available to a lessee as the commencement date of the lease. At commencement, the Company determines the lease classification utilizing the classification tests under ASC 842. Options to extend a lease are included in the lease term when it is reasonably certain that the tenant will exercise its option to extend. Termination penalties are included in income when there is a termination agreement, all the conditions of the agreement have been met and amounts due are considered collectable. Such termination fees are recognized on a straight-line basis over the remaining lease term in rental income. If an operating lease is modified and the modification is not accounted for as a separate contract, the Company accounts for the modification as if it were a termination of the existing lease and the creation of a new lease. The Company considers any prepaid or accrued rentals relating to the original lease as part of the lease payments for the modified lease. The Company includes options to modify the original lease term when it is reasonably certain that the tenant will exercise its option to extend.

Most of the revenue from the Company’s properties consists of rents received under long-term operating leases. Most leases require the tenant to pay monthly fixed base rent in advance, and to reimburse the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid.

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

Rental income related to the Company's operating leases is comprised of the following:

	Three Months Ended March 31,
	2025	2024
Rental income - fixed payments	$30,001	$28,290
Rental income - variable payments (a)	8,722	9,064
Amortization of acquired lease intangibles, net	33	(5)
Rental income	$38,756	$37,349

(a) Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

As of March 31, 2025, the Company’s accounts and rent receivable, net balance was $23,470, which was net of an allowance for bad debts of $1,226. As of December 31, 2024, the Company’s accounts and rent receivable, net balance was $23,355, which was net of an allowance for bad debts of $1,044.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Intangible assets:
Acquired in-place lease value	$183,305	$183,305
Acquired above market lease value	52,640	52,640
Accumulated amortization	(189,537)	(186,893)
Acquired lease intangibles, net	$46,408	$49,052
Intangible liabilities:
Acquired below market lease value	$79,914	$79,914
Accumulated amortization	(46,663)	(45,858)
Acquired below market lease intangibles, net	$33,251	$34,056

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

	Three Months Ended March 31,
	2025	2024
Amortization recorded as amortization expense:
Acquired in-place lease value	$1,872	$2,404
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(772)	$(840)
Acquired below market leases	805	835
Net rental income increase (reduction)	$33	$(5)

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2025 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2025 (remainder of year)	$4,829	$2,136	$2,253
2026	4,977	2,481	2,920
2027	3,569	1,837	2,717
2028	2,868	1,590	2,581
2029	2,584	1,508	2,506
Thereafter	11,040	6,989	20,274
Total	$29,867	$16,541	$33,251

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of March 31, 2025 and December 31, 2024, the Company had the following mortgages and credit facility payable:

	March 31, 2025		December 31, 2024
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$111,591	3.83%	$111,679	3.83%
Variable rate mortgages payable with swap agreements	26,000	4.55%	26,000	4.55%
Mortgages payable	137,591	3.97%	137,679	3.97%
Credit facility payable	700,000	4.66%	700,000	4.67%
Total debt before unamortized debt issuance costs including impact of interest rate swaps	837,591	4.55%	837,679	4.55%
(Less): Unamortized debt issuance costs	(1,634)		(1,933)
Total debt	$835,957		$835,746

The Company’s indebtedness bore interest at a weighted average interest rate of 4.55% per annum as of March 31, 2025, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding unamortized debt issuance costs was $837,591 and $837,679 as of March 31, 2025 and December 31, 2024, respectively, and its estimated fair value was $835,523 and $834,949 as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025, scheduled principal payments and maturities on the Company’s debt were as follows:

	March 31, 2025
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2025 (remainder of the year)	$208	$92,656	$—	$92,864
2026	—	44,727	125,000	169,727
2027	—	—	575,000	575,000
2028	—	—	—	—
2029	—	—	—	—
Thereafter	—	—	—	—
Total	$208	$137,383	$700,000	$837,591

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

As of March 31, 2025, the Company had $125,000 outstanding under the Revolving Credit Facility and $575,000 outstanding under the Term Loan. As of March 31, 2025, the interest rates on the Revolving Credit Facility and the Term Loan were 6.33% and 4.30%, respectively. The Revolving Credit Facility matures on February 3, 2026, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions. The Term Loan matures on February 3, 2027. Borrowings under the Credit Facility bear interest equal to one-month Term Secured Overnight Financing Rate (“SOFR”) plus a margin, the amount of which depends on the Company’s leverage ratio.

As of March 31, 2025, the Company had a maximum amount of $75,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available. Although all of the amount available under the Revolving Credit Facility is available to pay off existing mortgages, due to the covenant limitations, the Company expects to have substantially less than all $75,000 available to draw or otherwise undertake as additional debt.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. As of March 31, 2025, there were 47 properties included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of March 31, 2025, the Company was in compliance with all financial covenants related to the Credit Facility as amended.

Mortgages Payable

The Company’s mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of March 31, 2025, the Company was current on all of its debt service payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of March 31, 2025, the weighted average years to maturity for the Company’s mortgages payable was 0.7 years.

As of May 7, 2025, the Company has four mortgage loans maturing in the next twelve months. The mortgage loans had an aggregate principal balance of $137,591 as of March 31, 2025. The Company intends to repay amounts due with cash flows from operating activities, cash on hand, proceeds available under the Revolving Credit Facility or proceeds from refinancing of mortgage loans.

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

As of March 31, 2025, the Company had hedged its variable rate mortgage loan of $26,000 and $525,000 of the Term Loan using interest rate swap contracts. The following table summarizes the Company’s interest rate swap contracts outstanding as of March 31, 2025.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value as of March 31, 2025
Assets
December 5, 2022	December 1, 2022	January 1, 2026	One-month Term SOFR	2.25%	$26,000	$344
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.69%	90,000	3,222
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.85%	100,000	3,290
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.72%	85,000	3,010
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	1,048
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	1,049
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	75,000	1,313
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.77%	55,000	911
					$551,000	$14,187

(a)
As of March 31, 2025, the one-month term SOFR was 4.32%.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2025	2024
Effective portion of derivatives	$(2,497)	$10,066
Reclassification adjustment for amounts included in net loss (effective portion)	$(2,900)	$(4,337)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $9,727 and $10,430 for the three months ended March 31, 2025 and 2024, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income into income (loss) in the next 12 months is $9,708.

NOTE 7 – DISTRIBUTIONS

The table below presents the distributions paid and declared during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Distributions paid	$4,898	$4,905
Distributions declared	$4,898	$4,902

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted EPS. As a result of a net loss for the three months ended March 31, 2025 and 2024, 4,358 and 3,602 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 10 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares are issued to non-employee directors as compensation. Restricted shares are included in common stock outstanding on the date of the vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the non-employee directors was $34 and $24, in the aggregate, for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had $152 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.58 years. There were no restricted shares that vested during the three months ended March 31, 2025 and 2024.

A summary table of the status of the restricted shares is presented below:

Restricted Shares
Outstanding at December 31, 2024	13,153
Granted	—
Vested	—
Outstanding at March 31, 2025	13,153

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as defined by GAAP, retail real estate, for the three months ended March 31, 2025 and 2024. The retail real estate segment derives revenue from rents received under long-term operating leases. The accounting policies of the retail real estate segment are the same as those described in the summary of significant accounting policies for the Company.

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

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2025 and 2024. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended March 31,		Unpaid amounts as of
		2025	2024	March 31, 2025	December 31, 2024
General and administrative reimbursements	(a)	$416	$402	$308	$241

Real estate management fees		$1,449	$1,470	$—	$—
Property operating expenses		613	425	75	23
Construction management fees		107	44	37	51
Leasing fees		86	90	180	112
Total real estate management related costs	(b)	$2,255	$2,029	$292	$186

Business management fees	(c)	$2,242	$2,255	$2,242	$2,241

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
(b)
For each property that is managed by the Real Estate Manager, the Company pays a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. The Real Estate Manager determines, in its sole discretion, the amount of the fee with respect to a particular property, subject to the limitations. For each property that is managed directly by the Real Estate Manager or its affiliates, the Company pays the Real Estate Manager a separate leasing fee. Further, in the event that the Company engages its Real Estate Manager to provide construction management services for a property, the Company pays a separate construction management fee. Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements in the consolidated balance sheets. The Company also reimburses the Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of the Real Estate Manager or the Company. Real estate management fees and reimbursable expenses are included in property operating expenses in the consolidated statements of operations and comprehensive income (loss).
(c)
The Company pays the Business Manager an annual business management fee equal to 0.55% of its “averaged invested assets.” The fee is payable quarterly in an amount equal to 0.1375% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. Unpaid amounts are included in due to related parties on the consolidated balance sheets. The Business Management Agreement terminates on March 31, 2027.

On January 19, 2024, the Company entered into the Fourth Business Management Agreement with the Business Manager effective February 1, 2024, to, among other things, provide the Company with the authority to engage a person not affiliated with or employed by the Business Manager to serve as president and chief executive officer of the Company and to reduce the business management fee payable to the Business Manager by the amount of any payment made to any third-party person as compensation for service as the Company’s president and chief executive officer. In connection with the CEO Agreement entered into with Mr. Zalatoris, the Business Management Fee is reduced by the amount of any payments made to Mr. Zalatoris under the CEO Agreement. The foregoing description is qualified by reference to the Fourth Business Management Agreement in its entirety. During the three months ended March 31, 2025 and 2024, total costs incurred under the CEO Agreement were $88 and $59, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2025
Interest rate swap agreements - Other assets	$—	$14,187	$—	$14,187
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—
December 31, 2024
Interest rate swap agreements - Other assets	$—	$19,437	$—	$19,437
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—

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

NOTE 14 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Company has evaluated events that occurred subsequent to March 31, 2025 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the consolidated financial statements.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 5, 2025, some of which are summarized below:

•
Our board is reviewing strategic alternatives, including sale of the Company. There is no set timeline for completing this review and no assurance that the review of strategic alternatives will lead to a sale of the Company or some other liquidity event or the price that stockholders may receive in a sale or have available in an alternative liquidity event;
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
•
Volatility in financial markets and challenging economic conditions may adversely affect our ability to refinance maturing debt on terms and conditions acceptable to us, if at all;
•
Market disruptions and uncertainties resulting from any future global pandemic or epidemic, the ongoing hostilities between Israel and Hamas and between Russia and Ukraine, NATO and the international community’s response thereto and other geopolitical events affecting the financing markets generally, inflation, tariffs, changes in governmental programs or spending, volatility in interest rates, supply chain shortages that affect our tenants or other disruptions caused by events beyond our control may adversely impact the economy generally and the retail sector in particular;
•
We have incurred net losses on a GAAP basis for the three months ended March 31, 2025 and 2024, and for the year ended December 31, 2024, and future net losses could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness or pay distributions to our stockholders;
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

The following discussion and analysis relates to the three months ended March 31, 2025 and 2024 and as of March 31, 2025 and December 31, 2024. Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

We routinely post important information about us and our business, including financial and other information for investors, on our website. We encourage investors to visit our website at inland-investments.com/inland-income-trust from time to time, as information is updated and new information is posted.

Overview

We were formed as a Maryland corporation on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2013. Our strategic plan, implemented with a view toward creating a liquidity event for stockholders, has recently focused primarily on acquiring and owning a portfolio substantially all of which is comprised of grocery-anchored properties. On September 18, 2024, we announced our board’s decision to review strategic alternatives, including the sale of the Company. The board engaged a financial advisor to assist with this review and has conducted an outreach to entities viewed as potential purchasers seeking offers for the entire Company. This process is continuing but there is no timeline for completing this review, especially in light of volatility and uncertainty existing in the market relating to tariffs, interest rates and economic conditions. There is no assurance that a sale, merger or other transaction creating a liquidity event will result from the process or the price or value that may be agreed upon in any such transaction. The board may further reevaluate other alternatives or decide to suspend or terminate its review of strategic alternatives and continue operating pursuant to our existing strategic plan. During the pendency of this review, we do not expect to acquire any properties or redevelop existing properties although we may sell properties on an individual basis.

We raised equity capital through a “best efforts” offering that commenced on October 18, 2012, and concluded on October 16, 2015. We sold 33,534,022 shares of common stock in the offering generating gross proceeds of $834.4 million. We have also generated equity capital through the sale of shares through our DRP. As of March 31, 2025, we had issued a total of 6,760,659 shares through the DRP generating aggregate proceeds of $148.1 million. The DRP has, however, been suspended pending the board’s review of strategic alternatives.

As of March 31, 2025, we owned 52 retail properties, totaling 7.2 million square feet located in 24 states. A majority of our properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. As of March 31, 2025, grocery-anchored or grocery shadow-anchored shopping center properties represented 87% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center near a grocery store that we do not own and is not a part of our shopping center but that we believe generates traffic for our shopping center. As of March 31, 2025, our portfolio had physical and economic occupancy of 90.9% and 91.5%, respectively. Physical and economic occupancy declined approximately 2.2% and 1.9%, respectively, from December 31, 2024, as a result of certain anchor tenants vacating their locations. As of March 31, 2025, annualized base rent (“ABR”) per square foot averaged $19.96 for all owned properties. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, excluding ground leases. ABR including ground leases averaged $17.06 as of March 31, 2025. There were no acquisitions or dispositions during the three months ended March 31, 2025.

We have no employees and are externally managed and advised by IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager,” to whom we pay fees and reimburse certain expenses for the services provided to us. Our president and chief executive officer, Mark Zalatoris, serves in these capacities pursuant to an agreement we entered into with Mr. Zalatoris which, as amended, is referred to herein as the “CEO Agreement.” Under this agreement, we compensate Mr. Zalatoris directly for his services. Our relationship with the Business Manager is governed by the Amended and Restated Fourth Business Management Agreement (the “Fourth Business Management Agreement”) that we have entered into with the Business Manager. Under the Fourth Business Management Agreement, we pay the Business Manager a fee for the services it provides to the Company and reimburse the Business Manager for certain expenses that it incurs on the Company’s behalf. The fee that we pay to the Business Manager is reduced dollar for dollar for amounts we pay to Mr. Zalatoris under the CEO Agreement. Mr. Zalatoris is not an employee of the Company and is not an officer or director of the Business Manager but has the authority under the CEO Agreement and the Fourth Business Management Agreement to direct the day-to-day operations of the Business Manager. Our properties are managed by Inland Commercial Real Estate Services LLC, an indirect wholly owned subsidiary of our Sponsor.

Inflation and Interest Rates

Inflationary pressures and volatility in interest rates, as well as the imposition of new duties, tariffs, trade barriers and retaliatory countermeasures by the U.S. and other governments, could reduce consumer spending and adversely impact retailer profitability, particularly if rates rise which may impact our ability to increase rents as well as tenant demand for new and existing store locations. Regardless of inflation levels, base rent under most of our long-term anchor leases remain constant (subject to tenants’ exercise of renewal options at pre-negotiated rent increases) until the expiration of their lease terms, regardless of the inflation rate for any particular period. While many of our leases require tenants to pay their share of shopping center operating expenses (including common area maintenance, real estate tax and insurance expenses), our ability to collect the expense increases passed through to tenants is dependent on their ability to absorb and pay these increases. Inflation may also impact other aspects of our operating costs, including fees paid to service providers, the cost to complete redevelopments and build-outs of recently leased vacancies and interest rate costs relating to variable rate loans and refinancing of lower fixed-rate indebtedness. While we have not been significantly impacted by any of these items to date, no assurances can be provided that these inflationary pressures will not have a material adverse effect on our business in the future.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of March 31, 2025
Number of properties	52
Purchase price	$1,624,667
Total square footage	7,168,608
Physical occupancy	90.9%
Economic occupancy	91.5%
Weighted average remaining lease term (years) (a)	4.5
(a)
Weighted average remaining lease term is based on a weighting by ABR as of March 31, 2025.

The table below presents information for each of our investment properties as of March 31, 2025.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	72.3%	72.3%	$—	—
Wedgewood Commons (a)	Olive Branch, MS	169,558	89.8%	91.9%	—	—
Park Avenue (a)	Little Rock, AR	78,702	95.6%	95.6%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	98.1%	98.1%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	83.7%	83.7%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	100.0%	100.0%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	74.6%	74.6%	—	—
Dogwood Festival (a)	Flowood, MS	188,770	85.2%	85.2%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	97.4%	97.4%	—	—
Harris Plaza (a)	Layton, UT	125,814	71.1%	71.1%	—	—
Dixie Valley (a)	Louisville, KY	119,911	81.2%	81.2%	—	—
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	97.4%	97.4%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	98.0%	100.0%	—	—
Harvest Square (a)	Harvest, AL	70,590	98.0%	98.0%	—	—
Heritage Square (a)	Conyers, GA	22,510	84.9%	84.9%	—	—
The Shoppes at Branson Hills (a)	Branson, MO	256,244	95.3%	95.3%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	99.1%	99.1%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	88.2%	88.2%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center (a)	Katy, TX	147,621	80.3%	95.1%	—	—
Eastside Junction (a)	Athens, AL	79,675	94.6%	94.6%	—	—
Fairgrounds Crossing (a)	Hot Springs, AR	155,127	100.0%	100.0%	—	—
Prattville Town Center (a)	Prattville, AL	168,842	99.1%	99.1%	—	—
Regal Court	Shreveport, LA	363,061	92.5%	92.5%	26,000	4.55%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza (a)	Jacksonville, NC	42,219	52.8%	52.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	90.6%	90.6%	—	—
White City (a)	Shrewsbury, MA	256,974	80.1%	80.1%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	94.7%	94.7%	—	—
Shoppes at Market Pointe (a)	Papillion, NE	253,793	97.9%	97.9%	—	—
Marketplace at El Paseo (a)	Fresno, CA	224,683	99.2%	100.0%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	80.5%	80.5%	16,332	4.25%
Milford Marketplace	Milford, CT	111,959	95.9%	95.9%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,871	90.8%	90.8%	76,532	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,435	98.7%	98.7%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	97.1%	97.1%	—	—
Marketplace at Tech Center (a)	Newport News, VA	210,666	88.1%	91.9%	—	—
Coastal North Town Center (a)	Myrtle Beach, SC	304,662	98.2%	98.2%	—	—
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	84.7%	84.7%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	100.0%	100.0%	—	—
Pentucket Shopping Center (a)	Plaistow, NH	198,469	85.8%	85.8%	—	—
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
New Town (a)	Owings Mill, MD	117,593	45.1%	45.1%	—	—
Olde Ivy Village (a)	Smyrna, GA	46,500	88.5%	96.7%	—	—
Northpark Village Square (a)	Santa Clarita, CA	87,103	77.3%	77.3%	—	—
Lower Makefield Shopping Center (a)	Lower Makefield, PA	74,953	94.9%	94.9%	—	—
Denton Village (a)	Denton, TX	48,280	96.9%	96.9%	—	—
Rusty Leaf Plaza (a)	Orange, CA	59,188	95.3%	95.3%	—	—
Northville Park Place (a)	Northville, MI	78,421	94.3%	94.3%	—	—
CityPlace (a)	Woodbury, MN	174,788	98.4%	98.4%	—	—
Portfolio total		7,168,608	90.9%	91.5%	$137,591	3.97%
(a)
Property is included in the pool of unencumbered properties under our Credit Facility.
(b)
Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of March 31, 2025.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	5	$4,899	4.4%	$16.54	296,150	4.1%
The TJX Companies, Inc.	14	3,821	3.4%	10.79	354,070	4.9%
Ross Dress for Less, Inc.	10	2,828	2.5%	10.79	262,080	3.7%
Ulta Salon, Cosmetics & Fragrance Inc.	11	2,391	2.1%	21.55	110,958	1.6%
Amazon/Whole Foods Market Group, Inc.	3	2,377	2.1%	20.60	115,396	1.6%
Dick’s Sporting Goods, Inc.	4	2,158	1.9%	11.94	180,766	2.5%
PetSmart	7	2,117	1.9%	15.27	138,578	1.9%
Albertsons/Jewel/Shaw's	2	2,090	1.9%	16.34	127,892	1.8%
Sprouts Farmers Market, LLC	4	2,051	1.8%	18.14	113,092	1.6%
Five Below	12	1,954	1.7%	17.09	114,369	1.6%
Top Ten Tenants	72	$26,686	23.7%	$14.72	1,813,351	25.3%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place as of March 31, 2025.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,433,846	21.9%	11.0%
Grocery	1,331,575	20.3%	17.0%
Home Goods	819,541	12.5%	6.9%
Lifestyle, Health Clubs, Books & Phones	818,141	12.5%	15.0%
Restaurant	638,371	9.7%	18.8%
Apparel & Accessories	442,542	6.7%	9.1%
Consumer Services, Salons, Cleaners, Banks	341,824	5.2%	9.5%
Pet Supplies	261,509	4.0%	4.1%
Sporting Goods	201,977	3.1%	2.4%
Health, Doctors & Health Foods	194,663	3.0%	5.2%
Other	73,368	1.1%	1.0%
Total	6,557,357	100.0%	100.0%

The following table sets forth a summary, as of March 31, 2025, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description – Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	48%	5.5
Junior Box	5,000-9,999	14%	3.9
Small Shop	Less than 5,000	38%	3.5
Total		100%	4.5

Party City, which leases space at four of our properties, filed for bankruptcy protection in December 2024. All four stores were closed as of March 31, 2025. Party City rejected their leases at all four of our locations and we currently have possession of these spaces. We are marketing all four of our spaces.

With respect to our location affected by the Container Store bankruptcy, the location is operating and that lease was assumed on January 28, 2025. Container Store exited bankruptcy in late January 2025.

With respect to our location affected by the American Freight bankruptcy, the location closed and that lease was rejected in December 2024. We are marketing the space.

Lease Expirations

The following table sets forth a summary, as of March 31, 2025, of lease expirations scheduled to occur during the remainder of 2025 and each of the calendar years from 2026 to 2034 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to March 31, 2025. Annualized base rent represents the rent in-place for the applicable property as of March 31, 2025. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $101,949 or $19.96 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases – Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2025 (including month-to-month)	92	305,907	4.7%	$8,510	7.6%	$27.82
2026	104	461,542	7.0%	10,074	9.0%	21.83
2027	124	857,326	13.1%	15,174	13.6%	17.70
2028	148	1,425,078	21.7%	18,987	17.0%	13.32
2029	130	887,861	13.6%	16,764	15.0%	18.88
2030	86	749,718	11.4%	14,271	12.8%	19.03
2031	25	226,917	3.5%	4,288	3.8%	18.90
2032	29	198,351	3.0%	4,700	4.2%	23.69
2033	28	200,064	3.1%	3,737	3.3%	18.68
2034	26	592,405	9.0%	7,365	6.6%	12.43
Thereafter	21	652,188	9.9%	7,970	7.1%	12.22
Leased Total	813	6,557,357	100.0%	$111,840	100.0%	$17.06

Refer to “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Leasing Activity” for details regarding the leasing activity during the three months ended March 31, 2025.

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

As of March 31, 2025, we had $125 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. As of March 31, 2025, the interest rates on the Revolving Credit Facility and the Term Loan were 6.33% and 4.30%, respectively. As of March 31, 2024, the interest rates on the Revolving Credit Facility and the Term Loan were 7.33% and 4.39%, respectively. The Revolving Credit Facility matures on February 3, 2026 subject to a twelve month extension, at the Company’s option. The Term Loan matures on February 3, 2027. As of both May 7, 2025 and March 31, 2025, we had $75 million available for borrowing under the Revolving Credit Facility, subject to the terms and conditions, including compliance with the covenants which could further limit the amount available, of the Credit Agreement that governs the Credit Facility. Although $75 million is the maximum available as of both May 7, 2025 and March 31, 2025, covenant limitations affect what we can actually draw. As of both May 7, 2025 and March 31, 2025, approximately $42 million is available to draw as additional debt under the Revolving Credit Facility. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would shrink availability under the Credit Facility.

As of March 31, 2025, we had total debt outstanding of $838 million, excluding unamortized debt issuance costs, which bore interest at a weighted average interest rate of 4.55% per annum. As of March 31, 2025, the weighted average years to maturity for our debt was 1.5 years. As of both March 31, 2025 and December 31, 2024, our borrowings were 52% of the purchase price of our investment properties. As of March 31, 2025, our cash and cash equivalents balance was $8.1 million. See Item 1A. – “Risk Factors — The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.” for further information.

As of May 7, 2025, in the next twelve months, we have four mortgage loans maturing with an aggregate principal balance of $137.6 million, which we intend to repay with cash flows from operating activities, cash on hand, proceeds available under the Revolving Credit Facility or proceeds from refinancing of mortgage loans. The weighted average interest rate on these four mortgage loans is 3.97% per annum as of March 31, 2025, which includes the effects of interest rate swaps. See Item 1A. – “Risk Factors — The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.” for further information.

During the three months ended March 31, 2025, we invested $5.2 million on capital expenditures and tenant improvements, which is approximately $2.0 million more than we did during the three months ended March 31, 2024. For the remainder of 2025, we have budgeted approximately $17.4 million for capital expenditures and tenant improvements.

As of March 31, 2025, we have paid all interest and principal amounts when due, and were in compliance with all financial covenants under the Credit Facility as amended.

Cash Flow Analysis

	Three Months Ended March 31,		Change
	2025	2024	2025 vs. 2024
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$11,794	$11,866	$(72)
Net cash flows used in investing activities	$(5,173)	$(3,144)	$(2,029)
Net cash flows used in financing activities	$(4,986)	$(6,989)	$2,003

Operating activities

The decrease in cash from operating activities during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to timing of receipts from tenants.

Investing activities

	Three Months Ended March 31,		Change
	2025	2024	2025 vs. 2024
	(Dollar amounts in thousands)
Capital expenditures	$(5,173)	$(3,144)	$(2,029)
Net cash used in investing activities	$(5,173)	$(3,144)	$(2,029)

The increase in cash used in investing activities during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to an increase in capital expenditures.

Financing activities

	Three Months Ended March 31,		Change
	2025	2024	2025 vs. 2024
	(Dollar amounts in thousands)
Total net changes related to debt	$(88)	$(2,084)	$1,996
Proceeds from DRP	—	1,691	(1,691)
Shares repurchased	—	(1,691)	1,691
Distributions paid	(4,898)	(4,905)	7
Net cash used in financing activities	$(4,986)	$(6,989)	$2,003

During the three months ended March 31, 2025, changes in total debt decreased $2.0 million from the three months ended March 31, 2024 primarily due to lower net repayment on the credit facility in 2025 compared to 2024. During the three months ended March 31, 2025, we paid $4.9 million in distributions. As noted herein, in connection with the board’s review of strategic alternatives, the DRP and SRP have both been suspended effective October 1, 2024.

Distributions

Distributions when declared are paid quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the three months ended March 31, 2025 and 2024 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Three Months Ended March 31,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operating Activities
2025	$4,898	$0.135600	$4,898	$—	$4,898	$11,794
2024	$4,902	$0.135600	$3,214	$1,691	$4,905	$11,866

(1)
Distributions were funded by cash flows from operating activities during the three months ended March 31, 2025 and 2024.

Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2025 and 2024. Dollar amounts are stated in thousands.

We generate primarily all of our net operating income from property operations. All 52 investment properties we currently own were held for the entirety of both the three months ended March 31, 2025 and 2024.

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

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three months ended March 31, 2025 and 2024, along with a reconciliation to net loss, calculated in accordance with GAAP.

Comparison of the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024	Change
Rental income	$38,252	$37,059	$1,193
Other property income	49	118	(69)
Total income	38,301	37,177	1,124

Property operating expenses	8,414	7,146	1,268
Real estate tax expense	4,504	4,783	(279)
Total property operating expenses	12,918	11,929	989

Property net operating income	25,383	25,248	135

Straight-line income (expense), net	350	175	175
Amortization of intangibles and lease incentives	(16)	(55)	39
General and administrative expenses	(1,924)	(1,544)	(380)
Business management fee	(2,242)	(2,255)	13
Depreciation and amortization	(14,465)	(14,559)	94
Interest expense	(9,727)	(10,430)	703
Interest and other income	40	82	(42)
Net loss	$(2,601)	$(3,338)	$737

Net loss. Net loss was $2,601 and $3,338 for the three months ended March 31, 2025 and 2024, respectively.

Total property net operating income. During the three months ended March 31, 2025, property net operating income increased $135, total property income increased $1,124, and total property operating expenses including real estate tax expense increased $989.

The increase in total property income is primarily due to an increase in base rent in new leases and step-up rent on existing leases, and an increase in tenant recovery income. The increase in property operating expenses is primarily due to an increase in snow removal costs and higher repairs and maintenance costs due to the timing of projects.

Straight-line income, net. Straight-line income, net increased $175 in 2025 compared to 2024. The increase is primarily due to lower straight-line write-offs in 2025 compared to 2024.

Amortization of intangibles and lease incentives. Expense for the amortization of intangibles and lease incentives decreased $39 in 2025 compared to 2024. The decrease is primarily due to fully amortized intangible assets.

General and administrative expenses. General and administrative expenses increased $380 in 2025 compared to 2024. The increase is primarily due to an increase in costs in connection with the review of strategic alternatives, partially offset by the fact that we did not incur any costs to publish an Estimated Per Share NAV in 2025.

Business management fee. Business management fees decreased $13 in 2025 compared to 2024.

Depreciation and amortization. Depreciation and amortization decreased $94 in 2025 compared to 2024. The decrease is primarily due to a larger amount of fully amortized assets in 2025 compared to 2024.

Interest expense. Interest expense decreased $703 in 2025 compared to 2024. The decrease is primarily due to lower average debt outstanding and a lower average interest rate.

Interest and other income. Interest and other income decreased $42 in 2025 compared to 2024.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Leasing Activity

The following table sets forth leasing activity during the three months ended March 31, 2025. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	18	120,074	$21.03	$19.58	7.4%	4.7	$—
Comparable New Leases	2	7,396	$38.37	$28.82	33.1%	10.0	$37.33
Non-Comparable New and Renewal Leases (a)	13	37,646	$18.55	N/A	N/A	5.7	$15.02
Total	33	165,116

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

Our FFO and MFFO for the three months ended March 31, 2025 and 2024 are calculated as follows:

		Three Months Ended March 31,
		2025	2024
		(Dollar amounts in thousands)
	Net loss	$(2,601)	$(3,338)
Add:	Depreciation and amortization related to investment properties	14,465	14,559
	Funds from operations (FFO)	11,864	11,221

Less:	Amortization of acquired lease intangibles, net	(33)	5
	Straight-line (income) expense, net	(350)	(175)
	Modified funds from operations (MFFO)	$11,481	$11,051

Subsequent Events

For information related to subsequent events, reference is made to Note 14 – “Subsequent Events” which is included in our March 31, 2025 Notes to Consolidated Financial Statements in Item 1.

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

As of March 31, 2025, we had outstanding debt of $837.6 million, excluding unamortized debt issuance costs, bearing interest rates ranging from 3.70% to 6.33% per annum. The weighted average interest rate was 4.55%, which includes the effect of interest rate swaps. As of March 31, 2025, the weighted average years to maturity for our mortgages and Credit Facility payable was 1.5 years.

As of March 31, 2025, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $111.6 million and a fair value of $109.4 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $0.8 million as of March 31, 2025. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $0.8 million as of March 31, 2025.

As of March 31, 2025, we had $175 million of debt or 21% of our total debt, excluding unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 6.30% per annum. We had additional variable rate debt subject to swap agreements of $551 million, or 66% of our total debt, excluding unamortized debt issuance costs, as of March 31, 2025.

If interest rates on all debt which bears interest at variable rates as of March 31, 2025 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $1.8 million annually. If interest rates on all debt which bears interest at variable rates as of March 31, 2025 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by $1.8 million annually. For the variable rate debt that matures during 2025 and 2026, if interest rates as of March 31, 2025 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $1.3 million annually. If interest rates on such debt as of March 31, 2025 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by $1.3 million annually.

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

Derivatives

For information related to derivatives, reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our March 31, 2025 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

The following risk factors amend and supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024:

The review of strategic alternatives may not result in the sale of the Company or any other liquidity event in the near term, if at all.

The board’s review of strategic alternatives may not result in a sale, merger or other strategic transaction or otherwise result in a liquidity event for stockholders. There is also no assurance as to how long the review will take or the outcome of the process. The outcome of any potential transaction or other liquidity event will depend on several factors many of which will be beyond our control including, among other things, market conditions including interest rates, inflation, industry trends, regulatory approvals, the availability of favorable financing for a potential transaction and the impact and uncertainty resulting from the imposition or threat of new duties, tariffs, trade barriers and retaliatory countermeasures by the U.S. and other governments on the marketplace generally and specifically, our tenants. The process of reviewing strategic alternatives is time consuming and may be distracting to the employees of our Business Manager and Real Estate Manager and may be disruptive to our business. In addition, any perceived uncertainty regarding our future operations or business may limit the ability of our Business Manager or Real Estate Manager to retain or hire qualified personnel and may impact our ability to attract or retain tenants at our properties.

We may be unable to renew expiring leases with existing tenants or re-lease spaces to new tenants on favorable terms or at all.

Our results of operations depend to a significant degree on our ability to continue to lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring. As of March 31, 2025, our portfolio had physical and economic occupancy of 90.9% and 91.5%, respectively, and the weighted average lease expiration for our portfolio was 4.5 years. During the remainder of 2025, leases for approximately 8% of our portfolio, measured by total ABR expire, and in 2026, leases for approximately 9% of our portfolio, measured by total ABR expire. The existing tenants may decline to renew leases and we may not be able to find replacement tenants. We cannot guarantee that leases that are renewed or new leases will have terms that are as economically favorable to us as the expiring leases, or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options will not be offered to retain tenants or attract new tenants or that we will be able to lease a property at all. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us.

We have entered into both short-term and long-term leases with some of our retail tenants. Our short-term leases may expose us to the effects of declining market rent and our long-term leases may limit our ability to adjust lease rates to fair market rental rates which may adversely affect our revenues and ultimately our ability to make distributions.

Although as of March 31, 2025, the weighted average lease expiration for our portfolio was 4.5 years, we have entered into both short-term leases, with lease terms of fewer than three years, and long-term leases, with lease terms of greater than seven years, both of which expose us to risk. Our short-term leases expose us to the effects of declining market rent. There is no assurance that we will be able to renew these short-term leases as they expire or attract replacement tenants on comparable terms, if at all. Therefore, the returns we earn on this type of investment may be more volatile than the returns generated by properties with longer term leases.

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

We entered into a second amended and restated credit agreement in February 2022 for a $475.0 million Credit Facility consisting of a revolving credit facility providing initial revolving credit commitments in an aggregate amount of $200.0 million (the “Revolving Credit Facility”) and a term loan facility providing initial term loan commitments in an aggregate amount of $275.0 million (the “Term Loan”). On May 17, 2022, we entered into a First Amendment to Credit Agreement Regarding Incremental Term Loans (the “First Amendment”), amending the terms of the Credit Agreement primarily to draw an additional $300.0 million to fund the acquisition of investment properties during May 2022. The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility in an amount not to exceed $1.2 billion, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of 15 unencumbered properties with an unencumbered pool value of $300.0 million or above and by a guaranty by certain of our subsidiaries. As of both May 7, 2025 and March 31, 2025, we had $125 million outstanding of the $200 million available under the Revolving Credit Facility. Our maximum availability under the Revolving Credit Facility was $75 million as of both May 7, 2025 and March 31, 2025, subject to the terms and conditions, including compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility. Although $75 million is the maximum available as of both May 7, 2025 and March 31, 2025, covenant limitations, particularly the leverage ratio, affect what we can actually draw. As of both May 7, 2025 and March 31, 2025, approximately $42 million is available to draw as additional debt under the Revolving Credit Facility. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would reduce availability under the Credit Facility. Under the terms of the credit agreement, our leverage ratio generally cannot exceed 65%. As of March 31, 2025, our leverage ratio was 57%. There has been substantially less available to actually draw or undertake as additional debt than the maximum amount available, and there may be additional periods during which the amount we can actually draw or otherwise incur as additional debt is considerably less than the maximum amount available, for example, if new variants of the coronavirus, high inflation or high interest rates were to negatively affect our tenants.

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

The credit agreement provides for several customary events of default, including, among other things, the failure to comply with our covenants under the credit agreement, such as the “Consolidated Tangible Net Worth” covenant as defined in the credit agreement, and the failure to pay when amounts outstanding under the credit agreement become due or defaulting by us or our subsidiaries in the payment of an amount due under, or in the performance of any term, provision or condition contained in, any agreement providing for another debt arrangement, such as a mortgage, beyond certain dollar thresholds specified in our Credit Facility. Tenant bankruptcies negatively impact our compliance with the Consolidated Tangible Net Worth covenant even if the tenant continues to pay rent. There is no guarantee that our lenders under the credit agreement will grant a waiver of this covenant or any other covenant that we might be in danger of violating or required representation that we cannot make. Any merger, sale of assets, consolidation or change of control may constitute a default under the credit agreement. Defaults under the credit agreement could restrict our ability to borrow additional monies and could cause all amounts to become immediately due and payable, which would materially adversely affect our liquidity and financial condition.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

We have funded our capital needs almost exclusively through cash flow from operations (to the extent positive) and through draws on the Credit Facility, if needed. The domestic and international commercial real estate debt markets have been volatile resulting in increases in interest rates or changes in the expected or anticipated rate of decline and, from time to time, the tightening of underwriting standards by lenders and credit rating agencies, which limits the availability of credit and increase costs for what is available. We may also face a heightened level of interest rate risk, for example, if the U.S. Federal Reserve Board increases interest rates or decreases the pace of any reductions in response to, among other things, changing inflationary expectations. All these actions will likely lead to increases in our borrowing costs and may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could adversely affect our ability to obtain funding for our capital needs, such as future acquisitions. As of March 31, 2025, we have a total of approximately $93 million and approximately $170 million of indebtedness bearing interest at a weighted rate of 3.80% and 5.80%, respectively, maturing in calendar year 2025 and 2026, respectively. A total of approximately $138 million of this debt is secured by mortgages on certain of our properties and $125 million relates to draws on the Revolving Credit Facility, the maturity of which may be extended at the Company’s option for an additional 12 months. Interest rates and the costs of hedging variable interest debt by using swaps have increased since the maturing debt was incurred. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available to us. Volatility in the debt markets may negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. Economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing any loan investments we may make. There is no assurance that we will be able to refinance any of our indebtedness as it comes due on favorable terms, or at all. Increases in interest rates or changes in underwriting standards imposed by lenders may require us to increase the collateral securing mortgage loans or comprising the borrowing base under the Revolving Credit Facility to the extent we seek to renew the facility. We may have to use cash on hand, draws on our Credit Facility or other sources of cash to the extend available to fund additional monies to repay or refinance any indebtedness or may realize fewer proceeds from new or refinanced mortgage loans or reduced availability under the Revolving Credit Facility. If we are unable to repay or refinance any indebtedness secured by mortgages, we lose the mortgaged property in a foreclosure action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter covered by this report, we did not sell any equity securities that were not registered under the Securities Act.

Share Repurchase Program

During the three months ended March 31, 2025, we repurchased no shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Indemnification Agreements

Effective May 6, 2025, the Company entered into an indemnification agreement (the “Indemnification Agreement”) with each of its existing directors and executive officers, as well as with a person who recently retired from his position as a director. The Indemnification Agreement, the form of which the board of directors of the Company approved on May 6, 2025, requires the Company to indemnify each of the covered directors and executive officers for claims arising in such person's capacity as a director, executive officer or other agent of the Company to the fullest extent permitted by law except as otherwise provided in the agreement. The rights of each director or executive officer party to an Indemnification Agreement are in addition to any other rights such person may have under the Company’s Articles of Amendment and Restatement, Amended and Restated Bylaws or otherwise under Maryland law.

The above description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the form of Indemnification Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1.

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

10.1*	Form of Indemnification Agreement

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mark E. Zalatoris
By:	Mark E. Zalatoris
President and Chief Executive Officer (principal executive officer)
Date:	May 7, 2025

/s/ Jerry Kyriazis
By:	Jerry Kyriazis
Chief Financial Officer and Treasurer (principal financial officer)
Date:	May 7, 2025