Form 10-Q
period 2025-06-30
Inland Real Estate Income Trust, Inc.
filed 2025-08-12
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

Yes ☐ No ☒

As of August 11, 2025, there were 36,117,282 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	June 30, 2025 (unaudited)	December 31, 2024
ASSETS
Assets:
Investment properties held and used:
Land	$330,456	$330,456
Building and other improvements	1,231,878	1,226,896
Total	1,562,334	1,557,352
Less accumulated depreciation	(410,284)	(385,932)
Net investment properties held and used	1,152,050	1,171,420
Cash and cash equivalents	11,963	6,416
Restricted cash	480	480
Accounts and rent receivable	23,299	23,355
Acquired lease intangible assets, net	43,928	49,052
Operating lease right-of-use asset, net	13,173	13,359
Other assets	20,977	30,743
Total assets	$1,265,870	$1,294,825

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$833,168	$835,746
Accounts payable and accrued expenses	11,005	10,792
Operating lease liability	25,439	25,286
Distributions payable	4,898	4,898
Acquired intangible liabilities, net	32,313	34,056
Due to related parties	2,797	2,668
Other liabilities	9,999	11,943
Total liabilities	919,619	925,389

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,104,130 shares issued and outstanding as of June 30, 2025 and December 31, 2024	36	36
Additional paid in capital	816,217	816,149
Accumulated distributions and net loss	(481,980)	(467,427)
Accumulated other comprehensive income	11,978	20,678
Total stockholders’ equity	346,251	369,436
Total liabilities and stockholders’ equity	$1,265,870	$1,294,825

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income:
Rental income	$38,038	$37,438	$76,794	$74,787
Other property income	87	62	136	180
Total income	38,125	37,500	76,930	74,967

Expenses:
Property operating expenses	8,026	7,420	16,610	14,736
Real estate tax expense	4,604	4,710	9,108	9,493
General and administrative expenses	1,397	1,434	3,321	2,978
Business management fee	2,245	2,231	4,487	4,486
Depreciation and amortization	14,272	14,594	28,737	29,153
Total expenses	30,544	30,389	62,263	60,846

Other Income (Expense):
Interest expense	(9,792)	(10,386)	(19,519)	(20,816)
Interest and other income	55	72	95	154
Net loss	$(2,156)	$(3,203)	$(4,757)	$(6,541)

Net loss per common share, basic and diluted	$(0.06)	$(0.09)	$(0.13)	$(0.18)

Weighted average number of common shares outstanding, basic and diluted	36,104,130	36,130,886	36,104,130	36,141,292

Comprehensive loss:
Net loss	$(2,156)	$(3,203)	$(4,757)	$(6,541)
Unrealized (loss) gain on derivatives	(372)	3,187	(2,869)	13,253
Reclassification adjustment for amounts included in net loss	(2,931)	(4,322)	(5,831)	(8,659)
Comprehensive loss	$(5,459)	$(4,338)	$(13,457)	$(1,947)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands, except per share amounts)

For the Three Months Ended June 30, 2025
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2025	36,104,130	$36	$816,183	$(474,926)	$15,281	$356,574

Distributions declared ($0.135600 per share)	—	—	—	(4,898)	—	(4,898)
Unrealized loss on derivatives	—	—	—	—	(372)	(372)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(2,931)	(2,931)
Equity-based compensation	—	—	34	—	—	34
Net loss	—	—	—	(2,156)	—	(2,156)
Balance at June 30, 2025	36,104,130	$36	$816,217	$(481,980)	$11,978	$346,251

For the Three Months Ended June 30, 2024
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2024	36,142,573	$36	$816,071	$(441,094)	$30,855	$405,868

Distributions declared ($0.135600 per share)	—	—	—	(4,899)	—	(4,899)
Proceeds from distribution reinvestment plan	86,992	—	1,668	—	—	1,668
Shares repurchased	(108,712)	—	(1,668)	—	—	(1,668)
Unrealized gain on derivatives	—	—	—	—	3,187	3,187
Reclassification adjustment for amounts included in net loss	—	—	—	—	(4,322)	(4,322)
Equity-based compensation	—	—	23	—	—	23
Net loss	—	—	—	(3,203)	—	(3,203)
Balance at June 30, 2024	36,120,853	$36	$816,094	$(449,196)	$29,720	$396,654

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands, except per share amounts)

For the Six Months Ended June 30, 2025
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2024	36,104,130	$36	$816,149	$(467,427)	$20,678	$369,436

Distributions declared ($0.271200 per share)	—	—	—	(9,796)	—	(9,796)
Unrealized loss on derivatives	—	—	—	—	(2,869)	(2,869)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(5,831)	(5,831)
Equity-based compensation	—	—	68	—		68
Net loss	—	—	—	(4,757)	—	(4,757)
Balance at June 30, 2025	36,104,130	$36	$816,217	$(481,980)	$11,978	$346,251

For the Six Months Ended June 30, 2024
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2023	36,163,852	$36	$816,047	$(432,854)	$25,126	$408,355

Distributions declared ($0.271200 per share)	—	—	—	(9,801)	—	(9,801)
Proceeds from distribution reinvestment plan	172,165	—	3,359	—	—	3,359
Shares repurchased	(215,164)	—	(3,359)	—	—	(3,359)
Unrealized gain on derivatives	—	—	—	—	13,253	13,253
Reclassification adjustment for amounts included in net loss	—	—	—	—	(8,659)	(8,659)
Equity-based compensation	—	—	47	—	—	47
Net loss	—	—	—	(6,541)	—	(6,541)
Balance at June 30, 2024	36,120,853	$36	$816,094	$(449,196)	$29,720	$396,654

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,757)	$(6,541)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,737	29,153
Amortization of debt issuance costs	598	598
Amortization of acquired market leases, net	(233)	9
Amortization of equity-based compensation	68	47
Reduction in the carrying amount of the right-of-use-asset	186	195
Straight-line income, net	(1,022)	(743)
Other non-cash adjustments	97	94
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,754	2,082
Accounts and rent receivable	1,078	2,405
Other assets	(46)	242
Due to related parties	104	(7)
Operating lease liability	153	145
Other liabilities	(119)	(1,912)
Net cash flows provided by operating activities	26,598	25,767

Cash flows from investing activities:
Capital expenditures	(8,079)	(7,061)
Net cash flows used in investing activities	(8,079)	(7,061)

Cash flows from financing activities:
Payment of credit facility	(7,000)	(6,000)
Proceeds from credit facility	4,000	2,000
Payment of mortgages payable	(176)	(168)
Proceeds from the distribution reinvestment plan	—	3,359
Shares repurchased	—	(3,359)
Distributions paid	(9,796)	(9,807)
Net cash flows used in financing activities	(12,972)	(13,975)

Net increase in cash, cash equivalents and restricted cash	5,547	4,731
Cash, cash equivalents and restricted cash, at beginning of the period	6,896	6,454
Cash, cash equivalents and restricted cash, at end of period	$12,443	$11,185

Supplemental disclosure of cash flow information:

Cash paid for interest	$19,353	$20,829

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$1,483	$1,087

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

NOTE 1 – ORGANIZATION

The Company was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. The Company’s strategic plan, implemented with a view toward creating a liquidity event for stockholders, has recently focused primarily on acquiring and owning a portfolio substantially all of which is comprised of grocery-anchored properties. As of June 30, 2025, the Company owned 52 retail properties, totaling 7.2 million square feet. The properties are located in 24 states. A majority of the Company’s properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. As of June 30, 2025, the Company’s portfolio had physical and economic occupancy of 91.6% and 91.9%, respectively.

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

On September 18, 2024, the Company announced that its board of directors had decided to begin a review of strategic alternatives, including sale of the Company. As of the date of the filing of this Quarterly Report, the board’s review of strategic alternatives is continuing and there is no set timeline for completing the review. The outcome of this review and any potential transaction or event that may result from the review will depend on several factors, many of which will be beyond the Company’s control. The board may conclude that it is in the Company’s best interest not to seek a transaction or event creating liquidity for stockholders.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 5, 2025, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2025, except as noted below.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	June 30,
	2025	2024
Cash and cash equivalents	$11,963	$10,706
Restricted cash	480	479
Total cash, cash equivalents, and restricted cash	$12,443	$11,185

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

Accounting Pronouncements Recently Issued but Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods that began after December 15, 2024. The amendments should be applied prospectively, however retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on the Company’s 2025 annual consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date, which revised the effective date of ASU 2024-03 for interim periods. ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses that are included on the face of the income statement for each interim and annual reporting period. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 and ASU 2025-01 on the Company’s consolidated financial statements.

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. The board last published an Estimated Per Share NAV in March 2024 but does not intend to publish a new estimate while reviewing or considering strategic alternatives. The board will consider evaluating net asset value and publishing an estimate if the strategic review does not result in a liquidity event or the board terminates its review of strategic alternatives. As of June 30, 2025, there were 36,104,130 shares of common stock outstanding including 6,760,659 shares issued through the DRP and 23,119 vested restricted shares, net of 4,213,670 shares repurchased through the SRP. See Note 10 – “Equity-Based Compensation” for further information on restricted shares.

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

In light of the suspension noted above, there were no distributions reinvested through the DRP during the three and six months ended June 30, 2025. There were $1,668 and $3,359 distributions reinvested through the DRP during the three and six months ended June 30, 2024, respectively.

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

In light of the suspension noted above, the Company did not repurchase any shares through the SRP during the three and six months ended June 30, 2025. Repurchases through the SRP were $1,668 and $3,359 for the three and six months ended June 30, 2024, respectively. There was no liability related to the SRP as of June 30, 2025 and December 31, 2024.

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

Rental income related to the Company's operating leases is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental income - fixed payments	$30,043	$29,524	$60,044	$59,199
Rental income - variable payments (a)	7,795	7,918	16,517	15,597
Amortization of acquired lease intangibles, net	200	(4)	233	(9)
Rental income	$38,038	$37,438	$76,794	$74,787

(a) Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

As of June 30, 2025, the Company’s accounts and rent receivable, net balance was $23,299, which was net of an allowance for bad debts of $1,235. As of December 31, 2024, the Company’s accounts and rent receivable, net balance was $23,355, which was net of an allowance for bad debts of $1,044.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Intangible assets:
Acquired in-place lease value	$183,305	$183,305
Acquired above market lease value	52,640	52,640
Accumulated amortization	(192,017)	(186,893)
Acquired lease intangibles, net	$43,928	$49,052
Intangible liabilities:
Acquired below market lease value	$79,914	$79,914
Accumulated amortization	(47,601)	(45,858)
Acquired below market lease intangibles, net	$32,313	$34,056

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization recorded as amortization expense:
Acquired in-place lease value	$1,742	$2,308	$3,614	$4,712
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(738)	$(830)	$(1,510)	$(1,670)
Acquired below market leases	938	826	1,743	1,661
Net rental income increase (reduction)	$200	$(4)	$233	$(9)

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2025 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2025 (remainder of year)	$3,090	$1,399	$1,485
2026	4,973	2,480	2,902
2027	3,569	1,837	2,699
2028	2,868	1,590	2,562
2029	2,584	1,508	2,487
Thereafter	11,040	6,990	20,178
Total	$28,124	$15,804	$32,313

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of June 30, 2025 and December 31, 2024, the Company had the following mortgages and credit facility payable:

	June 30, 2025		December 31, 2024
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$111,503	3.83%	$111,679	3.83%
Variable rate mortgages payable with swap agreements	26,000	4.55%	26,000	4.55%
Mortgages payable	137,503	3.97%	137,679	3.97%
Credit facility payable	697,000	4.66%	700,000	4.67%
Total debt before unamortized debt issuance costs including impact of interest rate swaps	834,503	4.54%	837,679	4.55%
(Less): Unamortized debt issuance costs	(1,335)		(1,933)
Total debt	$833,168		$835,746

The Company’s indebtedness bore interest at a weighted average interest rate of 4.54% per annum as of June 30, 2025, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding unamortized debt issuance costs was $834,503 and $837,679 as of June 30, 2025 and December 31, 2024, respectively, and its estimated fair value was $833,071 and $834,949 as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, scheduled principal payments and maturities on the Company’s debt were as follows:

	June 30, 2025
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2025 (remainder of the year)	$120	$92,656	$—	$92,776
2026	—	44,727	122,000	166,727
2027	—	—	575,000	575,000
2028	—	—	—	—
2029	—	—	—	—
Thereafter	—	—	—	—
Total	$120	$137,383	$697,000	$834,503

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

As of June 30, 2025, the Company had $122,000 outstanding under the Revolving Credit Facility and $575,000 outstanding under the Term Loan. As of June 30, 2025, the interest rates on the Revolving Credit Facility and the Term Loan were 6.32% and 4.30%, respectively. The Revolving Credit Facility matures on February 3, 2026, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions. The Term Loan matures on February 3, 2027. Borrowings under the Credit Facility bear interest equal to one-month term Secured Overnight Financing Rate (“SOFR”) plus a margin, the amount of which depends on the Company’s leverage ratio.

As of June 30, 2025, the Company had a maximum amount of $78,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available. Although all of the amount available under the Revolving Credit Facility is available to pay off existing mortgages, due to the covenant limitations, the Company expects to have substantially less than all $78,000 available to draw or otherwise undertake as additional debt.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. As of June 30, 2025, a total of 47 out of 52 properties were included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of June 30, 2025, the Company was in compliance with all financial covenants related to the Credit Facility as amended.

Mortgages Payable

The Company’s mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of June 30, 2025, the Company was current on all of its debt service payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of June 30, 2025, the weighted average years to maturity for the Company’s mortgages payable was 0.5 years.

As of August 12, 2025, the Company has four mortgage loans maturing in the next 12 months. The mortgage loans had an aggregate principal balance of $137,503 as of June 30, 2025. The Company intends to repay amounts due with cash flows from operating activities, cash on hand, proceeds available under the Revolving Credit Facility or proceeds from refinancing of mortgage loans.

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

As of June 30, 2025, the Company had hedged its variable rate mortgage loan of $26,000 and $525,000 of the Term Loan using interest rate swap contracts. The following table summarizes the Company’s interest rate swap contracts outstanding as of June 30, 2025.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value as of June 30, 2025
Assets
December 5, 2022	December 1, 2022	January 1, 2026	One-month term SOFR	2.25%	$26,000	$243
February 3, 2022	March 1, 2022	February 3, 2027	One-month term SOFR	1.69%	90,000	2,589
February 3, 2022	March 1, 2022	February 3, 2027	One-month term SOFR	1.85%	100,000	2,624
February 3, 2022	March 1, 2022	February 3, 2027	One-month term SOFR	1.72%	85,000	2,415
May 17, 2022	June 1, 2022	February 3, 2027	One-month term SOFR	2.71%	60,000	769
May 17, 2022	June 1, 2022	February 3, 2027	One-month term SOFR	2.71%	60,000	769
May 17, 2022	June 1, 2022	February 3, 2027	One-month term SOFR	2.71%	75,000	963
May 17, 2022	June 1, 2022	February 3, 2027	One-month term SOFR	2.77%	55,000	661
					$551,000	$11,033

(a)
As of June 30, 2025, the one-month term SOFR was 4.33%.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2025	2024	2025	2024
Effective portion of derivatives	$(372)	$3,187	$(2,869)	$13,253
Reclassification adjustment for amounts included in net loss (effective portion)	$(2,931)	$(4,322)	$(5,831)	$(8,659)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $9,792 and $10,386 for the three months ended June 30, 2025 and 2024, respectively. The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $19,519 and $20,816 for the six months ended June 30, 2025 and 2024, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated statements of operations and comprehensive loss. The amount that is expected to be reclassified from accumulated other comprehensive income into income (loss) in the next 12 months is $9,045.

NOTE 7 – DISTRIBUTIONS

The table below presents the distributions paid and declared during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Distributions paid	$4,898	$4,902	$9,796	$9,807
Distributions declared	$4,898	$4,899	$9,796	$9,801

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted EPS. As a result of a net loss for the three and six months ended June 30, 2025, 6,120 and 5,239 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net loss for the three and six months ended June 30, 2024, 4,682 and 4,135 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 10 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares are issued to non-employee directors as compensation. Restricted shares are included in common stock outstanding on the date of the vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the non-employee directors was $34 and $68, in the aggregate, for the three and six months ended June 30, 2025, respectively. Compensation expense associated with the restricted shares issued to the non-employee directors was $23 and $47, in the aggregate, for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, the Company had $118 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.5 years. There were no restricted shares that vested during the three and six months ended June 30, 2025 and 2024.

A summary table of the status of the restricted shares is presented below:

Restricted Shares
Outstanding at December 31, 2024	13,153
Granted	—
Vested	—
Outstanding at June 30, 2025	13,153

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as defined by GAAP, retail real estate, for the six months ended June 30, 2025 and 2024. The retail real estate segment derives revenue from rents received under long-term operating leases. The accounting policies of the retail real estate segment are the same as those described in the summary of significant accounting policies for the Company.

The chief operating decision maker (“CODM”) assess performance for the retail real estate segment and decides how to allocate resources based on net income (loss), which is reported on the accompanying consolidated statements of operations and comprehensive loss. The Company’s CODM is its CEO.

All the significant segment expenses that are provided to the CODM are reported in the accompanying consolidated statements of operations and comprehensive loss. Property operating expenses reported in the accompanying consolidated statements of operations and comprehensive loss primarily include common area maintenance, compensation, insurance and other costs related to the leasing of properties. General and administrative expenses reported in the accompanying consolidated statements of operations and comprehensive loss primarily include reimbursements to the Business Manager for costs relating to the Company’s administration, professional fees, insurance and board costs. The measure of segment assets is reported on the balance sheet as total assets.

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2025 and 2024. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended June 30,		Six Months Ended June 30,		Unpaid amounts as of
		2025	2024	2025	2024	June 30, 2025	December 31, 2024
General and administrative reimbursements	(a)	$373	$426	$789	$828	$266	$241

Real estate management fees		$1,527	$1,434	$2,976	$2,904	$—	$—
Property operating expenses		558	505	1,171	930	104	23
Construction management fees		81	144	188	188	76	51
Leasing fees		76	134	162	224	106	112
Total real estate management related costs	(b)	$2,242	$2,217	$4,497	$4,246	$286	$186

Business management fees	(c)	$2,245	$2,231	$4,487	$4,486	$2,245	$2,241

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
(b)
For each property that is managed by the Real Estate Manager, the Company pays a monthly real estate management fee of up to 1.9% of the gross income from any single-tenant, net-leased property, and up to 3.9% of the gross income from any other property type. The Real Estate Manager determines, in its sole discretion, the amount of the fee with respect to a particular property, subject to those limitations. For each property that is managed directly by the Real Estate Manager or its affiliates, the Company pays the Real Estate Manager a separate leasing fee. Further, in the event that the Company engages its Real Estate Manager to provide construction management services for a property, the Company pays a separate construction management fee. Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements in the consolidated balance sheets. The Company also reimburses the Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of the Real Estate Manager or the Company. Real estate management fees and reimbursable expenses are included in property operating expenses in the consolidated statements of operations and comprehensive loss.
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

On January 19, 2024, the Company entered into the Fourth Business Management Agreement with the Business Manager effective February 1, 2024, to, among other things, provide the Company with the authority to engage a person not affiliated with or employed by the Business Manager to serve as president and chief executive officer of the Company and to reduce the business management fee payable to the Business Manager by the amount of any payment made to any third-party person as compensation for service as the

Company’s president and chief executive officer. In connection with the CEO Agreement entered into with Mr. Zalatoris, the Business Management Fee is reduced by the amount of any payments made to Mr. Zalatoris under the CEO Agreement. The foregoing description is qualified by reference to the Fourth Business Management Agreement in its entirety. During the three and six months ended June 30, 2025, total costs incurred under the CEO Agreement were $87 and $175, respectively. During the three and six months ended June 30, 2024, total costs incurred under the CEO Agreement were $88 and $147, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2025
Interest rate swap agreements - Other assets	$—	$11,033	$—	$11,033
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—
December 31, 2024
Interest rate swap agreements - Other assets	$—	$19,437	$—	$19,437
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—

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

NOTE 14 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Company has evaluated events that occurred subsequent to June 30, 2025 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the consolidated financial statements.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 5, 2025 and subsequent Quarterly Reports on Form 10-Q, some of which are summarized below:

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
•
We have four mortgage loans with an aggregate principal balance of approximately $137.5 million maturing in the next twelve months. The maturing mortgage loans bear interest at rates significantly lower than current market rates for new or refinanced indebtedness. Continuing volatility in financial markets and challenging economic conditions may adversely affect our ability to refinance maturing debt on terms and conditions acceptable to us, if at all;
•
Market disruptions and uncertainties resulting from any future global pandemic or epidemic, the ongoing hostilities in the Middle East and between Russia and Ukraine, NATO and the international community’s response thereto and other geopolitical events affecting the financing markets generally, inflation, tariffs, changes in governmental programs or spending, volatility in interest rates, supply chain shortages that affect our tenants or other disruptions caused by events beyond our control may adversely impact the economy generally and the retail sector in particular;
•
We have incurred net losses on a GAAP basis for the three and six months ended June 30, 2025 and 2024, and for the year ended December 31, 2024, and future net losses could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness or pay distributions to our stockholders;
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

The following discussion and analysis relates to the three and six months ended June 30, 2025 and 2024 and as of June 30, 2025 and December 31, 2024. Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

We routinely post important information about us and our business, including financial and other information for investors, on our website. We encourage investors to visit our website at inland-investments.com/inland-income-trust from time to time, as information is updated and new information is posted.

Overview

We were formed as a Maryland corporation on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2013. Our strategic plan, implemented with a view toward creating a liquidity event for stockholders, has recently focused primarily on acquiring and owning a portfolio substantially all of which is comprised of grocery-anchored properties. On September 18, 2024, we announced our board’s decision to review strategic alternatives, including the sale of the Company. The board engaged a financial advisor to assist with this review and, through the advisor, contacted entities viewed as potential purchasers seeking offers for the entire Company. This process is continuing and there is no timeline for completing this review, especially in light of volatility and uncertainty existing in the market relating to tariffs, interest rates and economic conditions. There is no assurance that a sale, merger or other transaction creating a liquidity event will result from the process or the price or value that may be agreed upon in any such transaction. The board may further reevaluate other alternatives or decide to suspend or terminate its review of strategic alternatives as well as consider and engage in other steps such as refinancing our maturing mortgage debt and evaluate other sources of capital, including through joint venture arrangements. During the pendency of this review, we do not expect to acquire any properties or redevelop existing properties although we may sell properties on an individual basis, including to generate proceeds to repay or refinance our maturing indebtedness.

We raised equity capital through a “best efforts” offering that commenced on October 18, 2012, and concluded on October 16, 2015. We sold 33,534,022 shares of common stock in the offering generating gross proceeds of $834.4 million. We have also generated equity capital through the sale of shares through our DRP. As of June 30, 2025, we had issued a total of 6,760,659 shares through the DRP generating aggregate proceeds of $148.1 million. The DRP has, however, been suspended pending the board’s review of strategic alternatives.

As of June 30, 2025, we owned 52 retail properties, totaling 7.2 million square feet located in 24 states. A majority of our properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. As of June 30, 2025, grocery-anchored or grocery shadow-anchored shopping center properties represented 87% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center near a grocery store that we do not own and is not a part of our shopping center but that we believe generates traffic for our shopping center. As of June 30, 2025, our portfolio had physical and economic occupancy of 91.6% and 91.9%, respectively. Physical and economic occupancy increased approximately 0.7% and 0.4%, respectively, compared to March 31, 2025, but has declined from physical and economic occupancy of 93.1% and 93.4%, respectively, as of December 31, 2024. As of June 30, 2025, annualized base rent (“ABR”) per square foot averaged $20.05 for all owned properties. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, excluding ground leases. ABR including ground leases averaged $17.14 as of June 30, 2025. There were no acquisitions or dispositions during the three and six months ended June 30, 2025.

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

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of June 30, 2025
Number of properties	52
Purchase price	$1,624,667
Total square footage	7,169,585
Physical occupancy	91.6%
Economic occupancy	91.9%
Weighted average remaining lease term (years) (a)	4.5
(a)
Weighted average remaining lease term is based on a weighting by ABR as of June 30, 2025.

The table below presents information for each of our investment properties as of June 30, 2025.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	72.3%	72.3%	$—	—
Wedgewood Commons (a)	Olive Branch, MS	169,558	90.6%	92.7%	—	—
Park Avenue (a)	Little Rock, AR	78,702	96.5%	96.5%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	100.0%	100.0%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	86.6%	86.6%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	97.8%	97.8%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	74.6%	74.6%	—	—
Dogwood Festival (a)	Flowood, MS	188,770	91.4%	91.4%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	97.4%	97.4%	—	—
Harris Plaza (a)	Layton, UT	125,814	71.1%	71.1%	—	—
Dixie Valley (a)	Louisville, KY	119,911	81.2%	81.2%	—	—
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	97.4%	97.4%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	98.0%	100.0%	—	—
Harvest Square (a)	Harvest, AL	70,590	98.0%	98.0%	—	—
Heritage Square (a)	Conyers, GA	22,510	93.8%	93.8%	—	—
The Shoppes at Branson Hills (a)	Branson, MO	256,244	94.7%	94.7%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	99.1%	99.1%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	88.2%	88.2%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center (a)	Katy, TX	147,621	84.3%	84.3%	—	—
Eastside Junction (a)	Athens, AL	79,675	94.6%	94.6%	—	—
Fairgrounds Crossing (a)	Hot Springs, AR	155,127	100.0%	100.0%	—	—
Prattville Town Center (a)	Prattville, AL	168,842	100.0%	100.0%	—	—
Regal Court	Shreveport, LA	363,061	92.5%	92.5%	26,000	4.55%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza (a)	Jacksonville, NC	42,219	52.8%	52.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	90.6%	90.6%	—	—
White City (a)	Shrewsbury, MA	256,974	80.1%	80.1%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	94.7%	94.7%	—	—
Shoppes at Market Pointe (a)	Papillion, NE	253,793	97.9%	97.9%	—	—
Marketplace at El Paseo (a)	Fresno, CA	224,683	100.0%	100.0%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	78.8%	78.8%	16,243	4.25%
Milford Marketplace	Milford, CT	111,911	97.3%	97.3%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,871	90.5%	90.5%	76,533	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,475	98.7%	98.7%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	97.1%	97.1%	—	—
Marketplace at Tech Center (a)	Newport News, VA	210,666	89.3%	93.1%	—	—
Coastal North Town Center (a)	Myrtle Beach, SC	304,662	96.7%	96.7%	—	—
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	84.7%	84.7%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	100.0%	100.0%	—	—
Pentucket Shopping Center (a)	Plaistow, NH	199,454	97.4%	97.4%	—	—
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
New Town (a)	Owings Mill, MD	117,593	45.1%	45.1%	—	—
Olde Ivy Village (a)	Smyrna, GA	46,500	88.5%	96.7%	—	—
Northpark Village Square (a)	Santa Clarita, CA	87,103	97.9%	97.9%	—	—
Lower Makefield Shopping Center (a)	Lower Makefield, PA	74,953	94.9%	94.9%	—	—
Denton Village (a)	Denton, TX	48,280	96.9%	96.9%	—	—
Rusty Leaf Plaza (a)	Orange, CA	59,188	95.3%	95.3%	—	—
Northville Park Place (a)	Northville, MI	78,421	82.8%	82.8%	—	—
CityPlace (a)	Woodbury, MN	174,788	98.4%	98.4%	—	—
Portfolio total		7,169,585	91.6%	91.9%	$137,503	3.97%
(a)
Property is included in the pool of unencumbered properties under our Credit Facility.
(b)
Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of June 30, 2025.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	5	$4,899	4.3%	$16.54	296,150	4.1%
The TJX Companies, Inc.	14	3,821	3.4%	10.79	354,070	4.9%
Ross Dress for Less, Inc.	10	2,828	2.5%	10.79	262,080	3.7%
Ulta Salon, Cosmetics & Fragrance Inc.	11	2,423	2.1%	21.84	110,958	1.5%
Amazon/Whole Foods Market Group, Inc.	3	2,377	2.1%	20.60	115,396	1.6%
Planet Fitness	6	2,161	2.0%	17.50	123,486	1.8%
Dick’s Sporting Goods, Inc.	4	2,158	1.9%	11.94	180,766	2.5%
PetSmart	7	2,117	1.9%	15.27	138,578	1.9%
Albertsons/Jewel/Shaw's	2	2,090	1.9%	16.34	127,892	1.8%
Sprouts Farmers Market, LLC	4	2,079	1.8%	18.38	113,092	1.6%
Top Ten Tenants	66	$26,953	23.9%	$14.79	1,822,468	25.4%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place as of June 30, 2025.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,433,846	21.8%	11.0%
Grocery	1,331,575	20.2%	16.9%
Lifestyle, Health Clubs, Books & Phones	853,735	13.0%	15.5%
Home Goods	819,541	12.4%	6.9%
Restaurant	634,750	9.6%	18.6%
Apparel & Accessories	463,072	7.0%	9.4%
Consumer Services, Salons, Cleaners, Banks	343,752	5.2%	9.5%
Pet Supplies	261,509	4.0%	4.0%
Sporting Goods	201,977	3.1%	2.3%
Health, Doctors & Health Foods	194,663	3.0%	5.2%
Other	51,485	0.7%	0.7%
Total	6,589,905	100.0%	100.0%

The following table sets forth a summary, as of June 30, 2025, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

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

Rite Aid, which leases space at one of our properties, filed for bankruptcy protection in May 2025. The location is still operating.

Lease Expirations

The following table sets forth a summary, as of June 30, 2025, of lease expirations scheduled to occur during the remainder of 2025 and each of the calendar years from 2026 to 2034 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to June 30, 2025. Annualized base rent represents the rent in-place for the applicable property as of June 30, 2025. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $103,022 or $20.05 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases – Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2025 (including month-to-month)	63	211,358	3.2%	$5,606	5.0%	$26.52
2026	102	439,190	6.7%	9,500	8.4%	21.63
2027	124	836,543	12.7%	14,942	13.2%	17.86
2028	148	1,425,278	21.6%	18,996	16.8%	13.33
2029	130	887,690	13.5%	16,791	14.9%	18.92
2030	109	821,830	12.5%	16,783	14.9%	20.42
2031	29	259,964	3.9%	5,008	4.4%	19.27
2032	31	202,373	3.1%	4,908	4.3%	24.25
2033	27	197,841	3.0%	3,675	3.3%	18.58
2034	26	592,405	9.0%	7,367	6.5%	12.44
Thereafter	27	715,433	10.8%	9,391	8.3%	13.13
Leased Total	816	6,589,905	100.0%	$112,967	100.0%	$17.14

Refer to “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Leasing Activity” for details regarding the leasing activity during the six months ended June 30, 2025.

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

As of June 30, 2025, we had $122 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. As of June 30, 2025, the interest rates on the Revolving Credit Facility and the Term Loan were 6.32% and 4.30%, respectively. As of June 30, 2024, the interest rates on the Revolving Credit Facility and the Term Loan were 7.34% and 4.39%, respectively. The Revolving Credit Facility matures on February 3, 2026 subject to a twelve month extension, at the Company’s option. The Term Loan matures on February 3, 2027. As of both August 12, 2025 and June 30, 2025, we had $78 million available for borrowing under the Revolving Credit Facility, subject to various terms and conditions, including compliance with the covenants which could further limit the amount available, of the Credit Agreement that governs the Credit Facility. Although $78 million is the maximum available as of both August 12, 2025 and June 30, 2025, covenant limitations affect what we can actually draw. As of both August 12, 2025 and June 30, 2025, approximately $44 million is available to draw as additional debt under the Revolving Credit Facility. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. A total of 47 of our 52 properties currently comprise the borrowing base for the Credit Facility. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would shrink availability under the Credit Facility.

As of June 30, 2025, we had total debt outstanding of $835 million, excluding unamortized debt issuance costs, which bore interest at a weighted average interest rate of 4.54% per annum. As of June 30, 2025, the weighted average years to maturity for our debt was 1.3 years, not taking into account any extension options that may be exercised at our option. As of June 30, 2025 and December 31, 2024, our borrowings were 51% and 52%, respectively, of the purchase price of our investment properties. As of June 30, 2025, our cash and cash equivalents balance was $12.0 million. See Item 1A. – “Risk Factors — The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.” for further information.

As of August 12, 2025, in the next 12 months, we have four mortgage loans maturing with an aggregate principal balance of $137.5 million. The weighted average interest rate on these four mortgage loans is 3.97% per annum as of June 30, 2025, which includes the effects of interest rate swaps. We may refinance these loans as they mature although interest rates are currently higher than the existing weighted average interest rate. We may also repay a portion of these maturing loans by making draws of proceeds available under the Revolving Credit Facility or proceeds from other sources such as cash flows from operating activities. Draws on our Revolving Credit Facility also bear interest at rates above the weighted average interest rate on the maturing debt. If interest rates continue to exceed the existing weighted average rate on the maturing debt, our cash flows and net income may be materially and adversely impacted. See Item 1A. – “Risk Factors — The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition” and “— Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur” for further information.

During the six months ended June 30, 2025, we invested $8.1 million on capital expenditures and tenant improvements, which is approximately $1.0 million more than we did during the six months ended June 30, 2024. For the remainder of 2025, we have budgeted approximately $16.8 million for capital expenditures and tenant improvements. Capital expenditures and tenant improvements are funded by cash flows generated from operations during current or prior periods.

As of June 30, 2025, we have paid all interest and principal amounts when due, and were in compliance with all financial covenants under the Credit Facility as amended.

Cash Flow Analysis

	Six Months Ended June 30,		Change
	2025	2024	2025 vs. 2024
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$26,598	$25,767	$831
Net cash flows used in investing activities	$(8,079)	$(7,061)	$(1,018)
Net cash flows used in financing activities	$(12,972)	$(13,975)	$1,003

Operating activities

The increase in cash from operating activities during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to timing of receipts from tenants.

Investing activities

	Six Months Ended June 30,		Change
	2025	2024	2025 vs. 2024
	(Dollar amounts in thousands)
Capital expenditures	$(8,079)	$(7,061)	$(1,018)
Net cash used in investing activities	$(8,079)	$(7,061)	$(1,018)

The increase in cash used in investing activities during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to an increase in capital expenditures.

Financing activities

	Six Months Ended June 30,		Change
	2025	2024	2025 vs. 2024
	(Dollar amounts in thousands)
Total net changes related to debt	$(3,176)	$(4,168)	$992
Proceeds from DRP	—	3,359	(3,359)
Shares repurchased	—	(3,359)	3,359
Distributions paid	(9,796)	(9,807)	11
Net cash used in financing activities	$(12,972)	$(13,975)	$1,003

During the six months ended June 30, 2025, changes in total debt decreased $1.0 million from the six months ended June 30, 2024 primarily due to lower net repayment on the credit facility in 2025 compared to 2024. During the six months ended June 30, 2025, we paid $9.8 million in distributions. As noted herein, in connection with the board’s review of strategic alternatives, the DRP and SRP have both been suspended effective October 1, 2024.

Distributions

Distributions when declared are paid quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the six months ended June 30, 2025 and 2024 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Six Months Ended June 30,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operating Activities
2025	$9,796	$0.271200	$9,796	$—	$9,796	$26,598
2024	$9,801	$0.271200	$6,448	$3,359	$9,807	$25,767

(1)
Distributions were funded by cash flows from operating activities during the six months ended June 30, 2025 and 2024.

Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2025 and 2024. Dollar amounts are stated in thousands.

We generate our net operating income from property operations. All 52 investment properties we currently own were held for the entirety of both the three and six months ended June 30, 2025 and 2024.

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

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three and six months ended June 30, 2025 and 2024, along with a reconciliation to net loss, calculated in accordance with GAAP.

Comparison of the three months ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025	2024	Change
	(Dollar amounts in thousands)
Rental income	$37,384	$37,101	$283
Other property income	87	62	25
Total income	37,471	37,163	308

Property operating expenses	7,856	7,250	606
Real estate tax expense	4,604	4,710	(106)
Total property operating expenses	12,460	11,960	500

Property net operating income	25,011	25,203	(192)

Straight-line income (expense), net	332	228	104
Amortization of intangibles and lease incentives	152	(61)	213
General and administrative expenses	(1,397)	(1,434)	37
Business management fee	(2,245)	(2,231)	(14)
Depreciation and amortization	(14,272)	(14,594)	322
Interest expense	(9,792)	(10,386)	594
Interest and other income	55	72	(17)
Net loss	$(2,156)	$(3,203)	$1,047

Net loss. Net loss was $2,156 and $3,203 for the three months ended June 30, 2025 and 2024, respectively.

Total property net operating income. During the three months ended June 30, 2025, property net operating income decreased $192, total property income increased $308, and total property operating expenses including real estate tax expense increased $500.

The increase in total property income is primarily due to an increase in base rent in new leases and step-up rent on existing leases, and an increase in tenant recovery income. The increase in property operating expenses is primarily due to increases in the following: (i) $187 in insurance expense, (ii) $116 in utilities, (iii) $112 in repairs and maintenance expense due to the timing of projects, (iv) $110 in snow removal costs, and (v) $44 in legal costs.

Straight-line income (expense), net. Straight-line income (expense), net increased $104 in 2025 compared to 2024. The increase is primarily due to an increase in rent abatements on new leases in 2025.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives increased $213 in 2025 compared to 2024. The increase is primarily due to write-off of below market leases due to early tenant move-outs.

General and administrative expenses. General and administrative expenses decreased $37 in 2025 compared to 2024. The decrease is primarily due to a decrease in professional fees in 2025.

Business management fee. Business management fees increased $14 in 2025 compared to 2024.

Depreciation and amortization. Depreciation and amortization decreased $322 in 2025 compared to 2024. The decrease is primarily due to a larger amount of fully amortized assets in 2025 compared to 2024.

Interest expense. Interest expense decreased $594 in 2025 compared to 2024. The decrease is primarily due to lower average debt outstanding and a lower average interest rate.

Interest and other income. Interest and other income decreased $17 in 2025 compared to 2024.

Comparison of the six months ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024	Change
Rental income	$75,636	$74,160	$1,476
Other property income	136	180	(44)
Total income	75,772	74,340	1,432

Property operating expenses	16,270	14,396	1,874
Real estate tax expense	9,108	9,493	(385)
Total property operating expenses	25,378	23,889	1,489

Property net operating income	50,394	50,451	(57)

Straight-line income (expense), net	682	403	279
Amortization of intangibles and lease incentives	136	(116)	252
General and administrative expenses	(3,321)	(2,978)	(343)
Business management fee	(4,487)	(4,486)	(1)
Depreciation and amortization	(28,737)	(29,153)	416
Interest expense	(19,519)	(20,816)	1,297
Interest and other income	95	154	(59)
Net loss	$(4,757)	$(6,541)	$1,784

Net loss. Net loss was $4,757 and $6,541 for the six months ended June 30, 2025 and 2024, respectively.

Total property net operating income. During the six months ended June 30, 2025, property net operating income decreased $57, total property income increased $1,432, and total property operating expenses including real estate tax expense increased $1,489.

The increase in total property income is primarily due to an increase in base rent in new leases and step-up rent on existing leases, and an increase in tenant recovery income. The increase in property operating expenses is primarily due to increases in the following: (i) $632 in snow removal costs, (ii) $433 in insurance expense, (iii) $354 in repairs and maintenance expense due to the timing of projects, (iv) $228 in legal costs, and (v) $160 in utilities.

Straight-line income (expense), net. Straight-line income (expense), net increased $279 in 2025 compared to 2024. The increase is primarily due to an increase in rent abatements on new leases and lower straight-line write-offs in 2025 compared to 2024.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives increased $252 in 2025 compared to 2024. The increase is primarily due to write-off of below market leases due to early tenant move-outs and fully amortized intangible assets.

General and administrative expenses. General and administrative expenses increased $343 in 2025 compared to 2024. The increase is primarily due to an increase in costs in connection with the review of strategic alternatives, partially offset by the fact that we did not incur any costs to publish an Estimated Per Share NAV in 2025.

Business management fee. Business management fees increased $1 in 2025 compared to 2024.

Depreciation and amortization. Depreciation and amortization decreased $416 in 2025 compared to 2024. The decrease is primarily due to a larger amount of fully amortized assets in 2025 compared to 2024.

Interest expense. Interest expense decreased $1,297 in 2025 compared to 2024. The decrease is primarily due to lower average debt outstanding and a lower average interest rate.

Interest and other income. Interest and other income decreased $59 in 2025 compared to 2024.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

“Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our 2024 Annual Report on Form 10-K, filed with the SEC on March 5, 2025, contains a description of our critical accounting estimates. There have been no changes to our critical accounting estimates during the six months ended June 30, 2025.

Leasing Activity

The following table sets forth leasing activity during the six months ended June 30, 2025. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	43	219,383	$25.34	$23.67	7.1%	4.6	$—
Comparable New Leases	4	15,727	$36.39	$32.65	11.4%	10.0	$46.10
Non-Comparable New and Renewal Leases (a)	24	98,867	$15.13	N/A	N/A	5.0	$10.27
Total	71	333,977

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

Our FFO and MFFO for the six months ended June 30, 2025 and 2024 are calculated as follows:

		Six Months Ended June 30,
		2025	2024
		(Dollar amounts in thousands)
	Net loss	$(4,757)	$(6,541)
Add:	Depreciation and amortization related to investment properties	28,737	29,153
	Funds from operations (FFO)	23,980	22,612

Less:	Amortization of acquired lease intangibles, net	(233)	9
	Straight-line (income) expense, net	(682)	(403)
	Modified funds from operations (MFFO)	$23,065	$22,218

Subsequent Events

For information related to subsequent events, reference is made to Note 14 – “Subsequent Events” which is included in our June 30, 2025 Notes to Consolidated Financial Statements in Item 1.

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

As of June 30, 2025, we had outstanding debt of $834.5 million, excluding unamortized debt issuance costs, bearing interest rates ranging from 3.70% to 6.32% per annum. The weighted average interest rate was 4.54% per annum, which includes the effect of interest rate swaps. As of June 30, 2025, the weighted average years to maturity for our mortgages and Credit Facility payable was 1.3 years.

As of June 30, 2025, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $111.5 million and a fair value of $110.0 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $0.5 million as of June 30, 2025. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $0.5 million as of June 30, 2025. If the interest rates upon refinancing of the maturing mortgage loans were to increase by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $1.4 million annually.

As of June 30, 2025, we had $172 million of debt or 21% of our total debt, excluding unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 6.29% per annum. We had additional variable rate debt subject to swap agreements of $551 million, or 66% of our total debt, excluding unamortized debt issuance costs, as of June 30, 2025.

If interest rates on all debt which bears interest at variable rates as of June 30, 2025 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $1.7 million annually. If interest rates on all debt which bears interest at variable rates as of June 30, 2025 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by $1.7 million annually. For the variable rate debt that matures during 2025 and 2026, if interest rates as of June 30, 2025 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $1.2 million annually. If interest rates on such debt as of June 30, 2025 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by $1.2 million annually.

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

Derivatives

For information related to derivatives, reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our June 30, 2025 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations depend to a significant degree on our ability to continue to lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring. As of June 30, 2025, our portfolio had physical and economic occupancy of 91.6% and 91.9%, respectively, and the weighted average lease expiration for our portfolio was 4.5 years. During the remainder of 2025, leases for approximately 5% of our portfolio, measured by total ABR, expire and in 2026, leases for approximately 8% of our portfolio, measured by total ABR, expire. The existing tenants may decline to renew leases and we may not be able to find replacement tenants. We cannot guarantee that leases that are renewed or new leases will have terms that are as economically favorable to us as the expiring leases, or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options will not be offered to retain tenants or attract new tenants or that we will be able to lease a property at all. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us.

We have entered into both short-term and long-term leases with some of our retail tenants. Our short-term leases may expose us to the effects of declining market rent and our long-term leases may limit our ability to adjust lease rates to fair market rental rates which may adversely affect our revenues and ultimately our ability to make distributions.

Although as of June 30, 2025, the weighted average lease expiration for our portfolio was 4.5 years, we have entered into both short-term leases, with lease terms of fewer than three years, and long-term leases, with lease terms of greater than seven years, both of which expose us to risk. Our short-term leases expose us to the effects of declining market rent. There is no assurance that we will be able to renew these short-term leases as they expire or attract replacement tenants on comparable terms, if at all. Therefore, the returns we earn on this type of investment may be more volatile than the returns generated by properties with longer term leases.

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

We entered into a second amended and restated credit agreement in February 2022 for a $475.0 million Credit Facility consisting of a revolving credit facility providing initial revolving credit commitments in an aggregate amount of $200.0 million (the “Revolving Credit Facility”) and a term loan facility providing initial term loan commitments in an aggregate amount of $275.0 million (the “Term Loan”). On May 17, 2022, we entered into a First Amendment to Credit Agreement Regarding Incremental Term Loans (the “First Amendment”), amending the terms of the Credit Agreement primarily to draw an additional $300.0 million to fund the acquisition of investment properties during May 2022. The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility in an amount not to exceed $1.2 billion, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of 15 unencumbered properties with an unencumbered pool value of $300.0 million or above and by a guaranty by certain of our subsidiaries. As of both August 12, 2025 and June 30, 2025, we had $122 million outstanding of the $200 million available under the Revolving Credit Facility. Our maximum availability under the Revolving Credit Facility was $78 million as of both August 12, 2025 and June 30, 2025, subject to various terms and conditions, including compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility. Although $78 million is the maximum amount that could be available as of both August 12, 2025 and June 30, 2025, covenant limitations, particularly the leverage ratio, affect what we can actually draw. As of both August 12, 2025 and June 30, 2025, approximately $44 million is available to draw as additional debt under the Revolving Credit Facility. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would reduce availability under the Credit Facility. Under the terms of the credit agreement, our leverage ratio generally cannot exceed 65%. As of June 30, 2025, our leverage ratio was 56%. There has been substantially less available to actually draw or undertake as additional debt than the maximum amount available, and there may be additional periods during which the amount we can actually draw or otherwise incur as additional debt is considerably less than the maximum amount available, for example, if high inflation or high interest rates were to negatively affect our tenants.

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

We have funded our capital needs almost exclusively through cash flow from operations (to the extent positive) and through draws on the Credit Facility, if needed. The domestic and international commercial real estate debt markets have been volatile resulting in increases in interest rates or changes in the expected or anticipated rate of decline and, from time to time, the tightening of underwriting standards by lenders and credit rating agencies, which limits the availability of credit and increase costs for what is available. We may also face a heightened level of interest rate risk, for example, if the U.S. Federal Reserve Board increases interest rates or decreases the pace of any reductions in response to, among other things, changing inflationary expectations. All these actions will likely lead to increases in our borrowing costs and may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could adversely affect our ability to obtain funding for our capital needs, such as future acquisitions. As of June 30, 2025, we have a total of approximately $93 million and approximately $167 million of indebtedness bearing interest at a weighted rate of 3.80% and 5.79%, respectively, maturing in calendar year 2025 and 2026, respectively. A total of approximately $138 million of this debt is secured by mortgages on certain of our properties and $122 million relates to draws on the Revolving Credit Facility, the maturity of which may be extended at the Company’s option for an additional 12 months. Interest rates and the costs of hedging variable interest debt by using swaps have increased since the maturing debt was incurred. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available to us. If interest rates on all debt which bears interest at variable rates as of June 30, 2025 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.2 million annually.

As of June 30, 2025, we had $122 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. The Revolving Credit Facility matures on February 3, 2026 subject to a twelve month extension, at the Company’s option. The Term Loan matures on February 3, 2027. As of August 12, 2025, in the next 12 months, we have four mortgage loans maturing with an aggregate principal balance of $137.5 million, which we intend to repay with cash flows from operating activities, cash on hand, proceeds available under the Revolving Credit Facility or proceeds from refinancing of mortgage loans. If the interest rates upon refinancing of the maturing mortgage loans were to increase by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $1.4 million annually. Volatility in the debt markets may negatively impact our ability to borrow monies to refinance any of our indebtedness as it comes due on favorable terms, or at all. Economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio. Increases in interest rates or changes in underwriting standards imposed by lenders may require us to increase the collateral securing mortgage loans or comprising the borrowing base under the Revolving Credit Facility to the extent we seek to renew the Revolving Credit Facility. We may have to use cash on hand, draws on our Revolving Credit Facility or other sources of cash to the extend available to fund additional monies to repay or refinance any indebtedness or may realize fewer proceeds from new or refinanced mortgage loans or reduced availability under the Revolving Credit Facility. If we are unable to repay or refinance any indebtedness secured by mortgages, we would lose the mortgaged property in a foreclosure action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter covered by this report, we did not sell any equity securities that were not registered under the Securities Act.

Share Repurchase Program

During the three months ended June 30, 2025, we did not repurchase any shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.1

Third Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2022 (file number 000-55146))

3.2

Articles Supplementary relating to the Company’s election to be subject to Section 3-803 of the MGCL (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 28, 2022 (file number 000-55146))

3.3

Fourth Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 6, 2023 (file number 000-55146))

10.1

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on May 7, 2025 (file number 000-55146))

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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mark E. Zalatoris
By:	Mark E. Zalatoris
President and Chief Executive Officer (principal executive officer)
Date:	August 12, 2025

/s/ Jerry Kyriazis
By:	Jerry Kyriazis
Chief Financial Officer and Treasurer (principal financial officer)
Date:	August 12, 2025