Form 10-Q
period 2025-09-30
Inland Real Estate Income Trust, Inc.
filed 2025-11-06
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

Yes ☐ No ☒

As of November 5, 2025, there were 36,117,282 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	September 30, 2025 (unaudited)	December 31, 2024
ASSETS
Assets:
Investment properties held and used:
Land	$330,456	$330,456
Building and other improvements	1,235,914	1,226,896
Total	1,566,370	1,557,352
Less accumulated depreciation	(422,573)	(385,932)
Net investment properties held and used	1,143,797	1,171,420
Cash and cash equivalents	11,502	6,416
Restricted cash	480	480
Accounts and rent receivable	25,117	23,355
Acquired lease intangible assets, net	41,563	49,052
Operating lease right-of-use asset, net	13,082	13,359
Other assets	19,517	30,743
Total assets	$1,255,058	$1,294,825

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$829,377	$835,746
Accounts payable and accrued expenses	14,152	10,792
Operating lease liability	25,518	25,286
Distributions payable	4,898	4,898
Acquired intangible liabilities, net	31,498	34,056
Due to related parties	2,777	2,668
Other liabilities	9,832	11,943
Total liabilities	918,052	925,389

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,104,130 shares issued and outstanding as of September 30, 2025 and December 31, 2024	36	36
Additional paid in capital	816,250	816,149
Accumulated distributions and net loss	(488,837)	(467,427)
Accumulated other comprehensive income	9,557	20,678
Total stockholders’ equity	337,006	369,436
Total liabilities and stockholders’ equity	$1,255,058	$1,294,825

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income:
Rental income	$37,862	$37,198	$114,656	$111,985
Other property income	123	141	259	321
Total income	37,985	37,339	114,915	112,306

Expenses:
Property operating expenses	7,644	7,582	24,254	22,318
Real estate tax expense	4,716	4,483	13,824	13,976
General and administrative expenses	1,262	1,332	4,583	4,310
Business management fee	2,251	2,236	6,738	6,722
Depreciation and amortization	14,302	14,610	43,039	43,763
Total expenses	30,175	30,243	92,438	91,089

Other Income (Expense):
Interest expense	(9,824)	(10,402)	(29,343)	(31,218)
Interest and other income	53	99	148	253
Net loss	$(1,961)	$(3,207)	$(6,718)	$(9,748)

Net loss per common share, basic and diluted	$(0.05)	$(0.09)	$(0.19)	$(0.27)

Weighted average number of common shares outstanding, basic and diluted	36,104,130	36,109,239	36,104,130	36,130,529

Comprehensive loss:
Net loss	$(1,961)	$(3,207)	$(6,718)	$(9,748)
Unrealized gain (loss) on derivatives	539	(10,230)	(2,330)	3,023
Reclassification adjustment for amounts included in net loss	(2,960)	(4,336)	(8,791)	(12,995)
Comprehensive loss	$(4,382)	$(17,773)	$(17,839)	$(19,720)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands, except per share amounts)

For the Three Months Ended September 30, 2025
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2025	36,104,130	$36	$816,217	$(481,980)	$11,978	$346,251

Distributions declared ($0.135600 per share)	—	—	—	(4,896)	—	(4,896)
Unrealized gain on derivatives	—	—	—	—	539	539
Reclassification adjustment for amounts included in net loss	—	—	—	—	(2,960)	(2,960)
Equity-based compensation	—	—	33	—	—	33
Net loss	—	—	—	(1,961)	—	(1,961)
Balance at September 30, 2025	36,104,130	$36	$816,250	$(488,837)	$9,557	$337,006

For the Three Months Ended September 30, 2024
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2024	36,120,853	$36	$816,094	$(449,196)	$29,720	$396,654

Distributions declared ($0.135600 per share)	—	—	—	(4,897)	—	(4,897)
Proceeds from distribution reinvestment plan	85,651	—	1,642	—	—	1,642
Shares repurchased	(107,036)	—	(1,642)	—	—	(1,642)
Unrealized loss on derivatives	—	—	—	—	(10,230)	(10,230)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(4,336)	(4,336)
Equity-based compensation	—	—	24	—	—	24
Net loss	—	—	—	(3,207)	—	(3,207)
Balance at September 30, 2024	36,099,468	$36	$816,118	$(457,300)	$15,154	$374,008

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands, except per share amounts)

For the Nine Months Ended September 30, 2025
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2024	36,104,130	$36	$816,149	$(467,427)	$20,678	$369,436

Distributions declared ($0.406800 per share)	—	—	—	(14,692)	—	(14,692)
Unrealized loss on derivatives	—	—	—	—	(2,330)	(2,330)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(8,791)	(8,791)
Equity-based compensation	—	—	101	—	—	101
Net loss	—	—	—	(6,718)	—	(6,718)
Balance at September 30, 2025	36,104,130	$36	$816,250	$(488,837)	$9,557	$337,006

For the Nine Months Ended September 30, 2024
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2023	36,163,852	$36	$816,047	$(432,854)	$25,126	$408,355

Distributions declared ($0.406800 per share)	—	—	—	(14,698)	—	(14,698)
Proceeds from distribution reinvestment plan	257,816	—	5,001	—	—	5,001
Shares repurchased	(322,200)	—	(5,001)	—	—	(5,001)
Unrealized gain on derivatives	—	—	—	—	3,023	3,023
Reclassification adjustment for amounts included in net loss	—	—	—	—	(12,995)	(12,995)
Equity-based compensation	—	—	71	—		71
Net loss	—	—	—	(9,748)	—	(9,748)
Balance at September 30, 2024	36,099,468	$36	$816,118	$(457,300)	$15,154	$374,008

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,718)	$(9,748)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,039	43,763
Amortization of debt issuance costs	897	897
Amortization of acquired market leases, net	(335)	(50)
Amortization of equity-based compensation	101	71
Reduction in the carrying amount of the right-of-use-asset	277	291
Straight-line income, net	(1,656)	(1,068)
Other non-cash adjustments	157	143
Changes in assets and liabilities:
Accounts payable and accrued expenses	3,807	3,162
Accounts and rent receivable	(106)	1,773
Other assets	(183)	165
Due to related parties	132	(102)
Operating lease liability	232	219
Other liabilities	(494)	(566)
Net cash flows provided by operating activities	39,150	38,950

Cash flows from investing activities:
Capital expenditures	(12,106)	(10,052)
Net cash flows used in investing activities	(12,106)	(10,052)

Cash flows from financing activities:
Payment of credit facility	(11,000)	(11,000)
Proceeds from credit facility	4,000	2,000
Payment of mortgages payable	(266)	(254)
Proceeds from the distribution reinvestment plan	—	5,001
Shares repurchased	—	(5,001)
Distributions paid	(14,692)	(14,707)
Net cash flows used in financing activities	(21,958)	(23,961)

Net increase in cash, cash equivalents and restricted cash	5,086	4,937
Cash, cash equivalents and restricted cash, at beginning of the period	6,896	6,454
Cash, cash equivalents and restricted cash, at end of period	$11,982	$11,391

Supplemental disclosure of cash flow information:

Cash paid for interest	$29,051	$31,113

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$1,492	$1,879

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

NOTE 1 – ORGANIZATION

The Company was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. The Company focuses primarily on acquiring and owning a portfolio substantially all of which is comprised of grocery-anchored properties. As of September 30, 2025, the Company owned 52 retail properties. The properties aggregate a total of 7.2 million square feet. The properties are located in 24 states. A majority of the Company’s properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. As of September 30, 2025, the Company’s portfolio had physical and economic occupancy of 91.3% and 91.6%, respectively.

The Company has no employees. The Company is managed by IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”). Various affiliates of the Sponsor provide services to the Company through the Business Manager, which is responsible for overseeing and managing the Company’s day-to-day operations. The Company’s relationship with the Business Manager is governed by the Amended and Restated Fourth Business Management Agreement (the “Fourth Business Management Agreement”) that the Company has entered into with the Business Manager. Under the Fourth Business Management Agreement, the Company pays the Business Manager a fee for the services it provides to the Company and reimburses the Business Manager for certain expenses that the Business Manager incurs on the Company’s behalf. The Company’s president and chief executive officer, Mark Zalatoris, serves in these capacities pursuant to an agreement the Company entered into with Mr. Zalatoris referred to herein as the “CEO Agreement.” Under the CEO Agreement, the Company compensates Mr. Zalatoris directly for his services. The fee payable to the Business Manager is reduced by any payments made to Mr. Zalatoris under the CEO Agreement. Mr. Zalatoris is not an employee of the Company and is not an officer or director of the Business Manager but has the authority under the CEO Agreement and the Fourth Business Management Agreement to direct the day-to-day operations of the Business Manager. The Company’s properties are managed by Inland Commercial Real Estate Services LLC (the “Real Estate Manager”), an indirect wholly owned subsidiary of the Sponsor.

As previously noted, the Company’s board of directors (the “board”) has been reviewing strategic alternatives including sale of the Company. The board retained a financial advisor and through the financial advisor engaged in discussions with potential purchasers. Based on this engagement and subsequent follow-up review and discussion, the board has decided not to pursue the sale of the Company at this time. The board has asked the Business Manager to evaluate the Company’s business plan and related strategy and to consider and present alternatives and enhancements to this plan and strategy for board review. The goal is to increase assets and cash flow on an accretive basis as well as enhance our capital (primarily equity) and provide liquidity to stockholders over time. The board may also engage other third parties to provide further strategic insight and review. To address upcoming debt maturities, the Company expects to enter into an amended credit facility agreement that will both extend the term of the agreement and increase the amount that may be drawn under the facility. The Company expects to repay maturing indebtedness secured by certain of the Company’s properties by drawing on the credit facility. Further, solely to assist broker-dealers in satisfying their obligations to report values on customer account statements, the Company anticipates publishing an estimate of per share net asset value as of September 30, 2025 no later than December 31, 2025.

On September 18, 2024, in connection with the process to review strategic alternatives, the board suspended both the distribution reinvestment plan (as amended, the “DRP”) and the share repurchase program (as amended, the “SRP”), effective as of October 1, 2024.

There is no established trading market for the Company’s common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 5, 2025, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025, except as noted below.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	September 30,
	2025	2024
Cash and cash equivalents	$11,502	$10,911
Restricted cash	480	480
Total cash, cash equivalents, and restricted cash	$11,982	$11,391

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that were required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. ASU 2023-07 became effective for fiscal years that began after December 15, 2023 and interim periods within fiscal years that began after December 15, 2024. Early adoption was permitted. The Company has adopted ASU 2023-07 and updated its disclosures pertaining to having a single reportable segment. See Note 11 – “Segment Reporting” for further information. The adoption did not have any impact on the Company’s financial position, results of operations, or cash flows.

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

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. As of September 30, 2025, there were 36,104,130 shares of common stock outstanding including 6,760,659 shares issued through the DRP and 23,119 vested restricted shares, net of 4,213,670 shares repurchased through the SRP. See Note 10 – “Equity-Based Compensation” for further information on restricted shares.

Prior to the suspension, the Company provided the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

Prior to the suspension, the Company, through the DRP, provided stockholders with the option to purchase additional shares from the Company by reinvesting cash distributions, subject to certain share ownership restrictions. There were no selling commissions or other fees such as marketing contribution or due diligence expense reimbursements paid in connection with any purchases under the DRP. Pursuant to the DRP, the price per share for shares of common stock purchased under the DRP was equal to the estimated value of one share, as determined by the board and reported by the Company from time to time.

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

In light of the suspension noted above, there were no distributions reinvested through the DRP during the three and nine months ended September 30, 2025. There were $1,642 and $5,001 distributions reinvested through the DRP during the three and nine months ended September 30, 2024, respectively.

Share Repurchase Program

Prior to the suspension, the Company was authorized, through the SRP, to repurchase shares from stockholders who purchased their shares directly from the Company as opposed to another stockholder or received their shares through a non-cash transfer and have held their shares for at least one year. The SRP is governed by the terms of the Fifth Amended and Restated Share Repurchase Program (the “Fifth SRP”) adopted by the board on November 7, 2023, effective on December 27, 2023. Repurchases are made in the Company’s sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), as defined in the SRP, the one year holding period did not apply. Under the Fifth SRP, the board had the discretion to establish the proceeds available to fund repurchases each quarter and could use proceeds from all sources available to the Company, in the board’s sole discretion. The board also had the discretion to determine the amount of repurchases, if any, to be made each quarter based on its evaluation of the Company’s business, cash needs and any other requirements of applicable law. A copy of the Fifth SRP is available on the Company’s website. During the suspension, the Company will not repurchase shares under the SRP. Any outstanding repurchase requests will automatically roll over for processing under the terms and conditions of the SRP if the SRP is reinstated, unless a stockholder withdraws the request for repurchase. There is no assurance the SRP will be reinstated. Even if reinstated, the SRP contains numerous restrictions that limit the stockholders’ ability to sell their shares. The board, in its sole discretion, may amend or terminate the SRP. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange.

In light of the suspension noted above, the Company did not repurchase any shares through the SRP during the three and nine months ended September 30, 2025. Repurchases through the SRP were $1,642 and $5,001 for the three and nine months ended September 30, 2024, respectively. There was no liability related to the SRP as of September 30, 2025 and December 31, 2024.

NOTE 4 – LEASES

The Company is lessor under approximately 810 retail operating leases. The remaining lease terms for the Company’s leases range from less than one year to 14 years. The Company considers the date on which it makes a leased space available to a lessee as the commencement date of the lease. At commencement, the Company determines the lease classification utilizing the classification tests under ASC 842. Options to extend a lease are included in the lease term when it is reasonably certain that the tenant will exercise its option to extend. Termination penalties are included in income when there is a termination agreement, all the conditions of the agreement have been met and amounts due are considered collectable. The termination fees are recognized on a straight-line basis over the remaining lease term in rental income. If an operating lease is modified and the modification is not accounted for as a separate contract, the Company accounts for the modification as if it were a termination of the existing lease and the creation of a new lease. The Company considers any prepaid or accrued rentals relating to the original lease as part of the lease payments for the modified lease. The Company includes options to modify the original lease term when it is reasonably certain that the tenant will exercise its option to extend.

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

Rental income related to the Company’s operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental income - fixed payments	$30,028	$29,648	$90,072	$88,847
Rental income - variable payments (a)	7,732	7,491	24,249	23,088
Amortization of acquired lease intangibles, net	102	59	335	50
Rental income	$37,862	$37,198	$114,656	$111,985

(a) Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

As of September 30, 2025, the Company’s accounts and rent receivable, net balance was $25,117, which was net of an allowance for bad debts of $1,331. As of December 31, 2024, the Company’s accounts and rent receivable, net balance was $23,355, which was net of an allowance for bad debts of $1,044.

NOTE 5 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Intangible assets:
Acquired in-place lease value	$183,305	$183,305
Acquired above market lease value	52,640	52,640
Accumulated amortization	(194,382)	(186,893)
Acquired lease intangibles, net	$41,563	$49,052
Intangible liabilities:
Acquired below market lease value	$79,914	$79,914
Accumulated amortization	(48,416)	(45,858)
Acquired below market lease intangibles, net	$31,498	$34,056

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization recorded as amortization expense:
Acquired in-place lease value	$1,652	$2,249	$5,266	$6,961
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(713)	$(828)	$(2,223)	$(2,498)
Acquired below market leases	815	887	2,558	2,548
Net rental income increase	$102	$59	$335	$50

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2025 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2025 (remainder of year)	$1,471	$686	$724
2026	4,943	2,480	2,852
2027	3,567	1,837	2,695
2028	2,868	1,590	2,562
2029	2,584	1,508	2,487
Thereafter	11,040	6,989	20,178
Total	$26,473	$15,090	$31,498

NOTE 6 – DEBT AND DERIVATIVE INSTRUMENTS

As of September 30, 2025 and December 31, 2024, the Company had the following mortgages and credit facility payable:

	September 30, 2025		December 31, 2024
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$111,413	3.83%	$111,679	3.83%
Variable rate mortgages payable with swap agreements	26,000	4.55%	26,000	4.55%
Mortgages payable	137,413	3.97%	137,679	3.97%
Credit facility payable	693,000	4.61%	700,000	4.67%
Total debt before unamortized debt issuance costs including impact of interest rate swaps	830,413	4.50%	837,679	4.55%
(Less): Unamortized debt issuance costs	(1,036)		(1,933)
Total debt	$829,377		$835,746

The Company’s indebtedness bore interest at a weighted average interest rate of 4.50% per annum as of September 30, 2025, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding unamortized debt issuance costs was $830,413 and $837,679 as of September 30, 2025 and December 31, 2024, respectively, and its estimated fair value was $829,829 and $834,949 as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025, scheduled principal payments and maturities on the Company’s debt were as follows:

	September 30, 2025
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturities of Mortgage Loans	Maturity of Credit Facility	Total
2025 (remainder of the year)	$30	$92,656	$—	$92,686
2026	—	44,727	118,000	162,727
2027	—	—	575,000	575,000
2028	—	—	—	—
2029	—	—	—	—
Thereafter	—	—	—	—
Total	$30	$137,383	$693,000	$830,413

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

As of September 30, 2025, the Company had $118,000 outstanding under the Revolving Credit Facility and $575,000 outstanding under the Term Loan. As of September 30, 2025, the interest rates on the Revolving Credit Facility and the Term Loan were 6.16% and 4.29%, respectively. The Revolving Credit Facility matures on February 3, 2026, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions. The Term Loan matures on February 3, 2027. Borrowings under the Credit Facility bear interest equal to one-month term Secured Overnight Financing Rate (“SOFR”) plus a margin, the amount of which depends on the Company’s leverage ratio. The Company expects to enter into an amended Credit Facility agreement that will both extend the term of the Credit Agreement and increase the amount that may be drawn under the Revolving Credit Facility.

As of September 30, 2025, the Company had a maximum amount of $82,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available. Although all of the amount available under the Revolving Credit Facility is available to pay off existing mortgages, due to the covenant limitations, the Company expects to have substantially less than all $82,000 available to draw or otherwise undertake as additional debt.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. As of September 30, 2025, a total of 47 out of 52 properties were included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of September 30, 2025, the Company was in compliance with all financial covenants related to the Credit Facility as amended.

Mortgages Payable

The Company’s mortgage loans require compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of September 30, 2025, the Company was current on all of its debt service payments and in compliance with all financial covenants. All of the Company’s mortgage loans are secured by first mortgages on the respective real estate assets. As of September 30, 2025, the weighted average years to maturity for the Company’s mortgages payable was 0.2 years.

As of November 6, 2025, the Company has three mortgage loans maturing in the next 12 months. These mortgage loans had an aggregate principal balance of $121,259 as of September 30, 2025. The Company expects to enter into an amended Credit Facility agreement that will both extend the term of the Credit Agreement and increase the amount that may be drawn under the Revolving Credit Facility. The Company expects to repay the maturing mortgage loans by drawing on the amended Revolving Credit Facility.

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

As of September 30, 2025, the Company had hedged its variable rate mortgage loan of $26,000 and $525,000 of the Term Loan using interest rate swap contracts. The following table summarizes the Company’s interest rate swap contracts outstanding as of September 30, 2025.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value as of September 30, 2025
Assets
December 5, 2022	December 1, 2022	January 1, 2026	One-month term SOFR	2.25%	$26,000	$114
February 3, 2022	March 1, 2022	February 3, 2027	One-month term SOFR	1.69%	90,000	2,108
February 3, 2022	March 1, 2022	February 3, 2027	One-month term SOFR	1.85%	100,000	2,129
February 3, 2022	March 1, 2022	February 3, 2027	One-month term SOFR	1.72%	85,000	1,967
May 17, 2022	June 1, 2022	February 3, 2027	One-month term SOFR	2.71%	60,000	595
May 17, 2022	June 1, 2022	February 3, 2027	One-month term SOFR	2.71%	60,000	595
May 17, 2022	June 1, 2022	February 3, 2027	One-month term SOFR	2.71%	75,000	746
May 17, 2022	June 1, 2022	February 3, 2027	One-month term SOFR	2.77%	55,000	508
					$551,000	$8,762

(a)
As of September 30, 2025, the one-month term SOFR was 4.13%.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2025	2024	2025	2024
Effective portion of derivatives	$539	$(10,230)	$(2,330)	$3,023
Reclassification adjustment for amounts included in net loss (effective portion)	$(2,960)	$(4,336)	$(8,791)	$(12,995)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $9,824 and $10,402 for the three months ended September 30, 2025 and 2024, respectively. The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $29,343 and $31,218 for the nine months ended September 30, 2025 and 2024, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated statements of operations and comprehensive loss. The amount that is expected to be reclassified from accumulated other comprehensive income into income (loss) in the next 12 months is $7,788.

NOTE 7 – DISTRIBUTIONS

The table below presents the distributions paid and declared during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Distributions paid	$4,896	$4,900	$14,692	$14,707
Distributions declared	$4,896	$4,897	$14,692	$14,698

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted EPS. As a result of a net loss for the three and nine months ended September 30, 2025, 7,883 and 6,120 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net loss for the three and nine months ended September 30, 2024, 5,911 and 4,722 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 10 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares are issued to non-employee directors as compensation. Restricted shares are included in common stock outstanding on the date of the vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the non-employee directors was $33 and $101, in the aggregate, for the three and nine months ended September 30, 2025, respectively. Compensation expense associated with the restricted shares issued to the non-employee directors was $24 and $71, in the aggregate, for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, the Company had $84 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.4 years. There were no restricted shares that vested during the three and nine months ended September 30, 2025 and 2024.

A summary table of the status of the restricted shares is presented below:

Restricted Shares
Outstanding at December 31, 2024	13,153
Granted	—
Vested	—
Outstanding at September 30, 2025	13,153

NOTE 11 – SEGMENT REPORTING

The Company has one reportable segment as defined by GAAP, retail real estate, for the nine months ended September 30, 2025 and 2024. The retail real estate segment derives revenue from rents received under long-term operating leases. The accounting policies of the retail real estate segment are the same as those described in the summary of significant accounting policies for the Company.

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

NOTE 12 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2025 and 2024. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid amounts as of
		2025	2024	2025	2024	September 30, 2025	December 31, 2024
General and administrative reimbursements	(a)	$342	$391	$1,131	$1,219	$253	$241

Real estate management fees		$1,383	$1,467	$4,359	$4,371	$—	$—
Property operating expenses		480	500	1,651	1,430	87	23
Construction management fees		173	153	361	341	28	51
Leasing fees		145	79	307	303	158	112
Total real estate management related costs	(b)	$2,181	$2,199	$6,678	$6,445	$273	$186

Business management fees	(c)	$2,251	$2,236	$6,738	$6,722	$2,251	$2,241

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

On January 19, 2024, the Company entered into the Fourth Business Management Agreement with the Business Manager effective February 1, 2024, to, among other things, provide the Company with the authority to engage a person not affiliated with or employed by the Business Manager to serve as president and chief executive officer of the Company and to reduce the business management fee payable to the Business Manager by the amount of any payment made to any third-party person as compensation for service as the Company’s president and chief executive officer. In connection with the CEO Agreement entered into with Mr. Zalatoris, the Business Management Fee is reduced by the amount of any payments made to Mr. Zalatoris under the CEO Agreement. The foregoing description is qualified by reference to the Fourth Business Management Agreement in its entirety. During the three and nine months ended September 30, 2025, total costs incurred under the CEO Agreement were $87 and $262, respectively. During the three and nine months ended September 30, 2024, total costs incurred under the CEO Agreement were $88 and $235, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Other Assets

As of September 30, 2025 and December 31, 2024, other assets include $88 and $0, respectively, due from related parties.

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2025 and December 31, 2024.

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2025
Interest rate swap agreements - Other assets	$—	$8,762	$—	$8,762
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—
December 31, 2024
Interest rate swap agreements - Other assets	$—	$19,437	$—	$19,437
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—

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

NOTE 14 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Company has evaluated events that occurred subsequent to September 30, 2025 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the consolidated financial statements.

Repayment of Mortgage

On October 30, 2025, the Company drew $17,000 on its Revolving Credit Facility to repay indebtedness secured by a mortgage on The Village at Burlington Creek property, which had an outstanding principal balance of $16,124 and was repaid in full on October 31, 2025. Subsequent to the payoff, the property was added to the borrowing base for the Credit Facility.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 5, 2025 and subsequent Quarterly Reports on Form 10-Q, some of which are summarized below:

•
Our board is reviewing strategic alternatives but has decided against selling the Company at this time. There is no assurance that the review of other alternatives will lead to a liquidity event for stockholders;
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
•
As of November 6, 2025, we have three mortgage loans with an aggregate principal balance of approximately $121.3 million maturing in the next twelve months. We expect to repay these mortgage loans by drawing on our Credit Facility, which we are in the process of amending. The interest rate for draws on the amended credit facility will be greater than the weighted rate on the maturing loans and will reduce the amount available under the Credit Facility for other purposes;
•
Market disruptions and uncertainties resulting from any future global pandemic or epidemic, ongoing hostilities in various parts of the world, NATO and the international community’s response thereto and other geopolitical events affecting the financing markets generally, inflation, tariffs, changes in governmental programs or spending, volatility in interest rates, supply chain shortages that affect our tenants or other disruptions caused by events beyond our control may adversely impact the economy generally and the retail sector in particular;
•
We have incurred net losses on a GAAP basis for the three and nine months ended September 30, 2025 and 2024, and for the year ended December 31, 2024;
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

The following discussion and analysis relates to the three and nine months ended September 30, 2025 and 2024 and as of September 30, 2025 and December 31, 2024. Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

We routinely post important information about us and our business, including financial and other information for investors, on our website. We encourage investors to visit our website at inland-investments.com/inland-income-trust from time to time, as information is updated and new information is posted.

Overview

We were formed as a Maryland corporation on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2013. We currently focus on acquiring and owning a portfolio substantially all of which is comprised of grocery-anchored properties. As previously noted, our board of directors (the “board”) has been reviewing strategic alternatives including sale of the company. The board retained a financial advisor and through the financial advisor engaged in discussions with potential purchasers. Based on this engagement and subsequent follow-up review and discussion, the board has decided not to pursue the sale of the company at this time. The board has asked IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager,” to evaluate the Company’s business plan and related strategy and to consider and present alternatives and enhancements to this plan and strategy for board review. The goal is to increase assets and cash flow on an accretive basis as well as enhance our capital (primarily equity) and provide liquidity to stockholders over time. See Item 1A. “Risk Factors” for additional information. The board may also engage other third parties to provide further strategic insight and review. To address upcoming debt maturities, the company expects to enter into an amended credit facility agreement that will both extend the term of the agreement and increase the amount that may be drawn under the facility. We expect to repay maturing indebtedness secured by certain of our properties by drawing on the credit facility. See “Liquidity and Capital Resources—General.” Further, solely to assist broker-dealers in satisfying their obligations to report values on customer account statements, the Company anticipates publishing an estimate of per share net asset value as of September 30, 2025 no later than December 31, 2025.

We raised equity capital through a “best efforts” offering that commenced on October 18, 2012, and concluded on October 16, 2015. We sold 33,534,022 shares of common stock in the offering generating gross proceeds of $834.4 million. We have also generated equity capital through the sale of shares through our DRP. As of September 30, 2025, we had issued a total of 6,760,659 shares through the DRP generating aggregate proceeds of $148.1 million. The DRP has, however, been suspended pending the board’s review of strategic alternatives.

As of September 30, 2025, we owned 52 retail properties, totaling 7.2 million square feet located in 24 states. A majority of our properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. As of September 30, 2025, grocery-anchored or grocery shadow-anchored shopping center properties represented 87% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center near a grocery store that we do not own and is not a part of our shopping center but that we believe generates traffic for our shopping center. As of September 30, 2025, our portfolio had physical and economic occupancy of 91.3% and 91.6%, respectively. Physical and economic occupancy both decreased approximately 0.3% compared to June 30, 2025, and has declined from physical and economic occupancy of 93.1% and 93.4%, respectively, as of December 31, 2024. As of September 30, 2025, annualized base rent (“ABR”) per square foot averaged $20.11 for all owned properties. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, excluding ground leases. ABR including ground leases averaged $17.18 as of September 30, 2025. There were no acquisitions or dispositions during the three and nine months ended September 30, 2025.

We have no employees and are externally managed and advised by the Business Manager, to whom we pay fees and reimburse certain expenses for the services provided to us. Our president and chief executive officer, Mark Zalatoris, serves in these capacities pursuant to an agreement we entered into with Mr. Zalatoris which, as amended, is referred to herein as the “CEO Agreement.” Under this agreement, we compensate Mr. Zalatoris directly for his services. Our relationship with the Business Manager is governed by the Amended and Restated Fourth Business Management Agreement (the “Fourth Business Management Agreement”) that we have entered into with the Business Manager. Under the Fourth Business Management Agreement, we pay the Business Manager a fee for the services it provides to the Company and reimburse the Business Manager for certain expenses that it incurs on the Company’s behalf. The fee that we pay to the Business Manager is reduced dollar for dollar for amounts we pay to Mr. Zalatoris under the CEO Agreement. Mr. Zalatoris is not an employee of the Company and is not an officer or director of the Business Manager but has the authority under the CEO Agreement and the Fourth Business Management Agreement to direct the day-to-day operations of the Business Manager. Our properties are managed by Inland Commercial Real Estate Services LLC, an indirect wholly owned subsidiary of our Sponsor.

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

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of September 30, 2025
Number of properties	52
Purchase price	$1,624,667
Total square footage	7,169,567
Physical occupancy	91.3%
Economic occupancy	91.6%
Weighted average remaining lease term (years) (a)	4.5
(a)
Weighted average remaining lease term is based on a weighting by ABR as of September 30, 2025.

The table below presents information for each of our investment properties as of September 30, 2025.

Property	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate (b)
Newington Fair (a)	Newington, CT	186,205	72.3%	72.3%	$—	—
Wedgewood Commons (a)	Olive Branch, MS	169,558	88.6%	88.6%	—	—
Park Avenue (a)	Little Rock, AR	78,702	96.5%	96.5%	—	—
North Hills Square (a)	Coral Springs, FL	63,829	100.0%	100.0%	—	—
Mansfield Shopping Center (a)	Mansfield, TX	148,529	86.6%	86.6%	—	—
Lakeside Crossing (a)	Lynchburg, VA	67,034	97.8%	97.8%	—	—
MidTowne Shopping Center (a)	Little Rock, AR	126,288	74.6%	74.6%	—	—
Dogwood Festival (a)	Flowood, MS	188,770	90.7%	91.4%	—	—
Pick N Save Center (a)	West Bend, WI	94,446	97.4%	97.4%	—	—
Harris Plaza (a)	Layton, UT	125,814	71.1%	71.1%	—	—
Dixie Valley (a)	Louisville, KY	119,911	81.2%	81.2%	—	—
The Landings at Ocean Isle (a)	Ocean Isle, NC	53,203	97.4%	97.4%	—	—
Shoppes at Prairie Ridge (a)	Pleasant Prairie, WI	232,606	97.2%	99.2%	—	—
Harvest Square (a)	Harvest, AL	70,590	98.0%	98.0%	—	—
Heritage Square (a)	Conyers, GA	22,510	93.8%	93.8%	—	—
The Shoppes at Branson Hills (a)	Branson, MO	256,244	94.7%	94.7%	—	—
Branson Hills Plaza (a)	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store (a)	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza (a)	Neenah, WI	171,121	99.1%	99.1%	—	—
Shoppes at Lake Park (a)	W. Valley City, UT	52,997	82.5%	82.5%	—	—
Plaza at Prairie Ridge (a)	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center (a)	Katy, TX	147,621	85.2%	85.2%	—	—
Eastside Junction (a)	Athens, AL	79,675	96.7%	96.7%	—	—
Fairgrounds Crossing (a)	Hot Springs, AR	155,127	100.0%	100.0%	—	—
Prattville Town Center (a)	Prattville, AL	168,842	100.0%	100.0%	—	—
Regal Court	Shreveport, LA	363,061	92.5%	92.5%	26,000	4.55%
Shops at Hawk Ridge (a)	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza (a)	Jacksonville, NC	42,219	52.8%	52.8%	—	—
Frisco Marketplace (a)	Frisco, TX	112,024	90.6%	90.6%	—	—
White City (a)	Shrewsbury, MA	256,974	81.5%	81.5%	—	—
Yorkville Marketplace (a)	Yorkville, IL	111,591	94.7%	94.7%	—	—
Shoppes at Market Pointe (a)	Papillion, NE	253,793	97.9%	97.9%	—	—
Marketplace at El Paseo (a)	Fresno, CA	224,683	96.4%	96.4%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	78.2%	78.2%	16,154	4.25%
Milford Marketplace	Milford, CT	111,911	97.3%	97.3%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,871	90.5%	90.5%	76,532	3.70%
Blossom Valley Plaza (a)	Turlock, CA	111,475	98.7%	98.7%	—	—
Oquirrh Mountain Marketplace (a)	South Jordan, UT	75,950	97.1%	97.1%	—	—
Marketplace at Tech Center (a)	Newport News, VA	210,648	89.3%	93.1%	—	—
Coastal North Town Center (a)	Myrtle Beach, SC	304,662	97.5%	97.5%	—	—
Oquirrh Mountain Marketplace II (a)	South Jordan, UT	10,150	84.7%	84.7%	—	—
Wilson Marketplace (a)	Wilson, NC	311,030	98.4%	98.4%	—	—
Pentucket Shopping Center (a)	Plaistow, NH	199,454	97.4%	97.4%	—	—
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
New Town (a)	Owings Mill, MD	117,593	45.1%	45.1%	—	—
Olde Ivy Village (a)	Smyrna, GA	46,500	88.5%	96.7%	—	—
Northpark Village Square (a)	Santa Clarita, CA	87,103	97.9%	97.9%	—	—
Lower Makefield Shopping Center (a)	Lower Makefield, PA	74,953	82.9%	82.9%	—	—
Denton Village (a)	Denton, TX	48,280	96.9%	96.9%	—	—
Rusty Leaf Plaza (a)	Orange, CA	59,188	95.3%	95.3%	—	—
Northville Park Place (a)	Northville, MI	78,421	82.8%	82.8%	—	—
CityPlace (a)	Woodbury, MN	174,788	98.4%	98.4%	—	—
Portfolio total		7,169,567	91.3%	91.6%	$137,413	3.97%
(a)
Property is included in the pool of properties comprising the borrowing base under our Credit Facility as of September 30, 2025.
(b)
Portfolio total is equal to the weighted average interest rate.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of September 30, 2025.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	5	$4,899	4.3%	$16.54	296,150	4.1%
The TJX Companies, Inc.	14	3,834	3.4%	10.83	354,070	4.9%
Ross Dress for Less, Inc.	10	2,828	2.5%	10.79	262,080	3.7%
Ulta Salon, Cosmetics & Fragrance Inc.	11	2,449	2.2%	22.07	110,958	1.6%
Amazon/Whole Foods Market Group, Inc.	3	2,377	2.0%	20.59	115,410	1.6%
Planet Fitness	6	2,161	1.9%	17.50	123,486	1.7%
Dick’s Sporting Goods, Inc.	4	2,158	1.9%	11.94	180,766	2.5%
PetSmart	7	2,117	1.9%	15.27	138,578	1.9%
Sprouts Farmers Market, LLC	4	2,092	1.9%	18.50	113,092	1.6%
Albertsons/Jewel/Shaw’s	2	2,090	1.9%	16.34	127,892	1.8%
Top Ten Tenants	66	$27,005	23.9%	$14.82	1,822,482	25.4%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place as of September 30, 2025.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,433,846	21.8%	11.0%
Grocery	1,331,575	20.3%	16.9%
Lifestyle, Health Clubs, Books & Phones	849,885	12.9%	15.5%
Home Goods	819,541	12.5%	6.9%
Restaurant	635,607	9.7%	18.7%
Apparel & Accessories	452,051	6.9%	9.2%
Consumer Services, Salons, Cleaners, Banks	346,989	5.3%	9.6%
Pet Supplies	258,136	3.9%	4.0%
Sporting Goods	201,977	3.1%	2.3%
Health, Doctors & Health Foods	182,898	2.8%	5.0%
Other	51,485	0.8%	0.9%
Total	6,563,990	100.0%	100.0%

The following table sets forth a summary, as of September 30, 2025, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description – Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	48%	5.4
Junior Box	5,000-9,999	14%	4.0
Small Shop	Less than 5,000	38%	3.5
Total		100%	4.5

Party City, which leased space at four of our properties, filed for bankruptcy protection in December 2024. All four stores were closed as of March 31, 2025. Party City rejected their leases at all four of our locations and we currently have possession of these spaces. We have executed leases with backfills for two of these spaces. We are marketing the remaining two spaces.

With respect to our location affected by the American Freight bankruptcy, the location closed and that lease was rejected in December 2024. We are marketing the space.

Rite Aid, which leased space at one of our properties, filed for bankruptcy in May 2025. Rite Aid closed this location, and the lease was rejected at the end of August. We are marketing the space.

Lease Expirations

The following table sets forth a summary, as of September 30, 2025, of lease expirations scheduled to occur during the remainder of 2025 and each of the calendar years from 2026 to 2034 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to September 30, 2025. Annualized base rent represents the rent in-place for the applicable property as of September 30, 2025. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $102,820 or $20.11 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases – Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2025 (including month-to-month)	46	127,116	1.9%	$3,910	3.5%	$30.76
2026	91	342,448	5.2%	7,610	6.7%	22.22
2027	121	826,490	12.6%	14,541	12.9%	17.59
2028	151	1,436,302	21.9%	19,269	17.1%	13.42
2029	130	887,690	13.5%	16,826	14.9%	18.96
2030	119	851,917	13.0%	17,883	15.9%	20.99
2031	39	346,700	5.3%	6,659	5.9%	19.21
2032	32	206,573	3.1%	5,019	4.5%	24.29
2033	27	197,841	3.0%	3,676	3.3%	18.58
2034	26	592,405	9.0%	7,369	6.5%	12.44
Thereafter	31	748,508	11.5%	10,004	8.8%	13.37
Leased Total	813	6,563,990	100.0%	$112,766	100.0%	$17.18

Refer to “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Leasing Activity” for details regarding the leasing activity during the nine months ended September 30, 2025.

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

During the periods covered by this Quarterly Report on Form 10-Q, we have funded our capital needs almost exclusively through cash flow from operations (to the extent positive), from the proceeds of shares issued through our DRP, and through draws on the Credit Facility, if needed.

As of September 30, 2025, we had total debt outstanding of $830 million, excluding unamortized debt issuance costs, which bore interest at a weighted average interest rate of 4.50% per annum. As of September 30, 2025, the weighted average years to maturity for our debt was one year, not taking into account any extension options that may be exercised at our option. As of September 30, 2025 and December 31, 2024, our borrowings were 51% and 52%, respectively, of the purchase price of our investment properties. As of September 30, 2025, our cash and cash equivalents balance was $11.5 million. See Item 1A. – “Risk Factors — The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition.” for further information.

As of September 30, 2025, we had $118 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. As of September 30, 2025, the interest rates on the Revolving Credit Facility and the Term Loan were 6.16% and 4.29%, respectively. As of September 30, 2024, the interest rates on the Revolving Credit Facility and the Term Loan were 6.86% and 4.35%, respectively. The Revolving Credit Facility matures on February 3, 2026 subject to a twelve month extension, at the Company’s option. The Term Loan matures on February 3, 2027. As of November 6, 2025 and September 30, 2025, we had $65 million and $82 million, respectively, available for borrowing under the Revolving Credit Facility, subject to various terms and conditions, including compliance with the covenants which could further limit the amount available, of the Credit Agreement that governs the Credit Facility. Because of these covenant limitations, as of November 6, 2025 and September 30, 2025, approximately $36 million and $53 million, respectively, was available to draw as additional debt under the Revolving Credit Facility. As of November 6, 2025 and September 30, 2025, a total of 48 and 47 properties, respectively, out of our 52 properties comprised the borrowing base for the Credit Facility. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would shrink availability under the Credit Facility.

On October 30, 2025, we drew $17 million on the Revolving Credit Facility to repay indebtedness secured by a mortgage on The Village at Burlington Creek property, which had an outstanding principal balance of $16.1 million and was repaid in full on October 31, 2025. Subsequent to the payoff, the property was added to the borrowing base for the Credit Facility. As of November 6, 2025, over the next 12 months we have three mortgage loans maturing with an aggregate principal balance of $121.3 million. The weighted average interest rate on these three mortgage loans was 3.93% per annum as of September 30, 2025, which includes the effects of interest rate swaps. We expect to amend the agreement governing our Revolving Credit Facility and Term Loan. The amendment will increase the amount available under the revolving portion of the facility and extend the maturity date. If the amendment is completed, we expect to draw on the facility to repay our balance on the maturing mortgage loans. The interest rate on draws under the facility will be greater than the rate on the maturing mortgage loans. If we do not enter into an amendment, we would have to reevaluate options for repaying the maturing debt. Borrowings under the Revolving Credit Facility may limit our ability to operate our business including paying distributions to our stockholders. See Item 1A. – “Risk Factors — The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition” and “— Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur” for further information.

During the nine months ended September 30, 2025, we invested $12.1 million on capital expenditures and tenant improvements, which is approximately $2.1 million more than we did during the nine months ended September 30, 2024. For the remainder of 2025, we anticipate investing approximately $10.0 million for capital expenditures and tenant improvements. Capital expenditures and tenant improvements are funded by cash flows generated from operations during current or prior periods.

As of September 30, 2025, we have paid all interest and principal amounts when due, and were in compliance with all financial covenants under the Credit Facility as amended.

Cash Flow Analysis

	Nine Months Ended September 30,		Change
	2025	2024	2025 vs. 2024
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$39,150	$38,950	$200
Net cash flows used in investing activities	$(12,106)	$(10,052)	$(2,054)
Net cash flows used in financing activities	$(21,958)	$(23,961)	$2,003

Operating activities

The increase in cash from operating activities during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to lower interest expense partially offset by timing of receipts from tenants.

Investing activities

	Nine Months Ended September 30,		Change
	2025	2024	2025 vs. 2024
	(Dollar amounts in thousands)
Capital expenditures	$(12,106)	$(10,052)	$(2,054)
Net cash used in investing activities	$(12,106)	$(10,052)	$(2,054)

The increase in cash used in investing activities during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was due to an increase in capital expenditures.

Financing activities

	Nine Months Ended September 30,		Change
	2025	2024	2025 vs. 2024
	(Dollar amounts in thousands)
Total net changes related to debt	$(7,266)	$(9,254)	$1,988
Proceeds from DRP	—	5,001	(5,001)
Shares repurchased	—	(5,001)	5,001
Distributions paid	(14,692)	(14,707)	15
Net cash used in financing activities	$(21,958)	$(23,961)	$2,003

During the nine months ended September 30, 2025, changes in total debt decreased $2.0 million from the nine months ended September 30, 2024 primarily due to lower net repayment on the Credit Facility in 2025 compared to 2024. During the nine months ended September 30, 2025, we paid $14.7 million in distributions on our common stock. As noted herein, the DRP and SRP were both suspended effective October 1, 2024.

Distributions

Distributions when declared are paid quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the nine months ended September 30, 2025 and 2024 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Nine Months Ended September 30,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operating Activities
2025	$14,692	$0.406800	$14,692	$—	$14,692	$39,150
2024	$14,698	$0.406800	$9,706	$5,001	$14,707	$38,950

(1)
Distributions were funded by cash flows from operating activities during the nine months ended September 30, 2025 and 2024.

Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2025 and 2024. Dollar amounts are stated in thousands.

We generate our net operating income from property operations. All 52 investment properties we currently own were held for the entirety of both the three and nine months ended September 30, 2025 and 2024.

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

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three and nine months ended September 30, 2025 and 2024, along with a reconciliation to net loss, calculated in accordance with GAAP.

Comparison of the three months ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025	2024	Change
	(Dollar amounts in thousands)
Rental income	$37,187	$36,863	$324
Other property income	123	141	(18)
Total income	37,310	37,004	306

Property operating expenses	7,475	7,413	62
Real estate tax expense	4,716	4,483	233
Total property operating expenses	12,191	11,896	295

Property net operating income	25,119	25,108	11

Straight-line income (expense), net	464	155	309
Amortization of intangibles and lease incentives	42	11	31
General and administrative expenses	(1,262)	(1,332)	70
Business management fee	(2,251)	(2,236)	(15)
Depreciation and amortization	(14,302)	(14,610)	308
Interest expense	(9,824)	(10,402)	578
Interest and other income	53	99	(46)
Net loss	$(1,961)	$(3,207)	$1,246

Net loss. Net loss was $1,961 and $3,207 for the three months ended September 30, 2025 and 2024, respectively.

Total property net operating income. During the three months ended September 30, 2025, property net operating income increased $11, total property income increased $306, and total property operating expenses including real estate tax expense increased $295.

The increase in total property income is primarily due to an increase in base rent in new leases and step-up rent on existing leases, and an increase in tenant recovery income. The increase in property operating expenses is primarily due to increases in the following: (i) $259 in repairs and maintenance expense due to the timing of projects, and (ii) $86 in insurance expense, partially offset by decreases in the following: (a) $202 in expense recoveries, and (b) $85 in property management fees.

Straight-line income (expense), net. Straight-line income (expense), net increased $309 in 2025 compared to 2024. The increase is primarily due to an increase in rent abatements on new leases in 2025.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives increased $31 in 2025 compared to 2024. The increase is primarily due to write-off of below market leases due to early tenant move-outs.

General and administrative expenses. General and administrative expenses decreased $70 in 2025 compared to 2024. The decrease is primarily due to a decrease in professional fees in 2025.

Business management fee. Business management fees increased $15 in 2025 compared to 2024.

Depreciation and amortization. Depreciation and amortization decreased $308 in 2025 compared to 2024. The decrease is primarily due to a larger amount of fully amortized assets in 2025 compared to 2024.

Interest expense. Interest expense decreased $578 in 2025 compared to 2024. The decrease is primarily due to lower average debt outstanding and a lower average interest rate.

Interest and other income. Interest and other income decreased $46 in 2025 compared to 2024.

Comparison of the nine months ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024	Change
Rental income	$112,823	$111,023	$1,800
Other property income	259	321	(62)
Total income	113,082	111,344	1,738

Property operating expenses	23,745	21,809	1,936
Real estate tax expense	13,824	13,976	(152)
Total property operating expenses	37,569	35,785	1,784

Property net operating income	75,513	75,559	(46)

Straight-line income (expense), net	1,146	558	588
Amortization of intangibles and lease incentives	178	(105)	283
General and administrative expenses	(4,583)	(4,310)	(273)
Business management fee	(6,738)	(6,722)	(16)
Depreciation and amortization	(43,039)	(43,763)	724
Interest expense	(29,343)	(31,218)	1,875
Interest and other income	148	253	(105)
Net loss	$(6,718)	$(9,748)	$3,030

Net loss. Net loss was $6,718 and $9,748 for the nine months ended September 30, 2025 and 2024, respectively.

Total property net operating income. During the nine months ended September 30, 2025, property net operating income decreased $46, total property income increased $1,738, and total property operating expenses including real estate tax expense increased $1,784.

The increase in total property income is primarily due to an increase in base rent in new leases and step-up rent on existing leases, and an increase in tenant recovery income. The increase in property operating expenses is primarily due to increases in the following: (i) $624 in snow removal costs, (ii) $436 in repairs and maintenance expense due to the timing of projects, (iii) $318 in non-recoverable expenses, (iv) $274 in legal costs, (v) $257 in insurance expense and (vi) $177 in utilities, partially offset by a decrease of $151 in expense recoveries.

Straight-line income (expense), net. Straight-line income (expense), net increased $588 in 2025 compared to 2024. The increase is primarily due to an increase in rent abatements on new leases and lower straight-line write-offs in 2025 compared to 2024.

Amortization of intangibles and lease incentives. Income from/ the amortization of intangibles and lease incentives increased $283 in 2025 compared to 2024. The increase is primarily due to write-off of below market leases due to early tenant move-outs and fully amortized intangible assets.

General and administrative expenses. General and administrative expenses increased $273 in 2025 compared to 2024. The increase is primarily due to costs incurred for professional fees in connection with the review of strategic alternatives.

Business management fee. Business management fees increased $16 in 2025 compared to 2024.

Depreciation and amortization. Depreciation and amortization decreased $724 in 2025 compared to 2024. The decrease is primarily due to a larger amount of fully amortized assets in 2025 compared to 2024.

Interest expense. Interest expense decreased $1,875 in 2025 compared to 2024. The decrease is primarily due to lower average debt outstanding and a lower average interest rate.

Interest and other income. Interest and other income decreased $105 in 2025 compared to 2024.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

“Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our 2024 Annual Report on Form 10-K, filed with the SEC on March 5, 2025, contains a description of our critical accounting estimates. There have been no changes to our critical accounting estimates during the nine months ended September 30, 2025.

Leasing Activity

The following table sets forth leasing activity during the nine months ended September 30, 2025. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	67	387,463	$23.33	$21.85	6.8%	4.9	$—
Comparable New Leases	10	42,291	$32.69	$28.76	13.7%	9.3	$45.43
Non-Comparable New and Renewal Leases (a)	37	166,474	$15.21	N/A	N/A	6.6	$15.22
Total	114	596,228

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

Our FFO and MFFO for the nine months ended September 30, 2025 and 2024 are calculated as follows:

		Nine Months Ended September 30,
		2025	2024
		(Dollar amounts in thousands)
	Net loss	$(6,718)	$(9,748)
Add:	Depreciation and amortization related to investment properties	43,039	43,763
	Funds from operations (FFO)	36,321	34,015

Less:	Amortization of acquired lease intangibles, net	(335)	(50)
	Straight-line (income) expense, net	(1,146)	(558)
	Modified funds from operations (MFFO)	$34,840	$33,407

Subsequent Events

For information related to subsequent events, reference is made to Note 14 – “Subsequent Events” which is included in our September 30, 2025 Notes to Consolidated Financial Statements in Item 1.

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

As of September 30, 2025, we had outstanding debt of $830.4 million, excluding unamortized debt issuance costs, bearing interest rates ranging from 3.70% to 6.16% per annum. The weighted average interest rate was 4.50% per annum, which includes the effect of interest rate swaps. As of September 30, 2025, the weighted average years to maturity for our mortgages and Credit Facility payable was 1 year.

As of September 30, 2025, our fixed-rate debt consisted of secured mortgage financings with a carrying value of $111.4 million and a fair value of $110.7 million. Changes in interest rates do not affect interest expense incurred on our fixed-rate debt until their maturity or earlier repayment, but interest rates do affect the fair value of our fixed rate debt obligations. If market interest rates were to increase by 1% (100 basis points), the fair market value of our fixed-rate debt would decrease by $0.3 million as of September 30, 2025. If market interest rates were to decrease by 1% (100 basis points), the fair market value of our fixed-rate debt would increase by $0.3 million as of September 30, 2025.

If the interest rates upon refinancing of the maturing mortgage loans were to increase by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $1.4 million annually.

As of September 30, 2025, we had $168 million of debt or 20% of our total debt, excluding unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 6.13% per annum. We had additional variable rate debt subject to swap agreements of $551 million, or 66% of our total debt, excluding unamortized debt issuance costs, as of September 30, 2025.

If interest rates on all debt which bears interest at variable rates as of September 30, 2025 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $1.7 million annually. If interest rates on all debt which bears interest at variable rates as of September 30, 2025 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by $1.7 million annually. For the variable rate debt that matures during 2025 and 2026, if interest rates as of September 30, 2025 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $1.2 million annually. If interest rates on such debt as of September 30, 2025 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by $1.2 million annually.

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

Derivatives

For information related to derivatives, reference is made to Note 6 – “Debt and Derivative Instruments” which is included in our September 30, 2025 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

The following risk factors amend and supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024:

The review of strategic alternatives may not increase our assets, income or cash flows or result in a liquidity event in the near term, if at all.

Our board has been reviewing strategic alternatives since September 2024 and has decided not to pursue the sale of the Company at this time. Although the board has asked the Business Manager to further review the Company’s strategy and business plan and to consider strategies that may allow the Company to actively increase assets, net income and cash flow, there is no assurance that any strategy or plan that may evolve from this review will achieve these objectives. Further there is no assurance that any new or existing strategy will result in a liquidity event for stockholders or increase or maintain the level of distributions payable to stockholders. The process of reviewing strategic alternatives is time consuming and may be distracting to the employees of our Business Manager and Real Estate Manager and may be disruptive to our business. In addition, any perceived uncertainty regarding our future operations or business may limit the ability of our Business Manager or Real Estate Manager to retain or hire qualified personnel and may impact our ability to attract or retain tenants at our properties.

We may be unable to renew expiring leases with existing tenants or re-lease spaces to new tenants on favorable terms or at all.

Our results of operations depend to a significant degree on our ability to continue to lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring. As of September 30, 2025, our portfolio had physical and economic occupancy of 91.3% and 91.6%, respectively, and the weighted average lease expiration for our portfolio was 4.5 years. During the remainder of 2025, leases for approximately 4% of our portfolio, measured by total ABR, expire and in 2026, leases for approximately 7% of our portfolio, measured by total ABR, expire. The existing tenants may decline to renew leases and we may not be able to find replacement tenants. We cannot guarantee that leases that are renewed or new leases will have terms that are as economically favorable to us as the expiring leases, or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options will not be offered to retain tenants or attract new tenants or that we will be able to lease a property at all. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us.

We have entered into both short-term and long-term leases with some of our retail tenants. Our short-term leases may expose us to the effects of declining market rent and our long-term leases may limit our ability to adjust lease rates to fair market rental rates which may adversely affect our revenues and ultimately our ability to make distributions.

Although as of September 30, 2025, the weighted average lease expiration for our portfolio was 4.5 years, we have entered into both short-term leases, with lease terms of fewer than three years, and long-term leases, with lease terms of greater than seven years, both of which expose us to risk. Our short-term leases expose us to the effects of declining market rent. There is no assurance that we will be able to renew these short-term leases as they expire or attract replacement tenants on comparable terms, if at all. Therefore, the returns we earn on this type of investment may be more volatile than the returns generated by properties with longer term leases.

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

We entered into a second amended and restated credit agreement in February 2022 for a $475.0 million Credit Facility consisting of a revolving credit facility providing initial revolving credit commitments in an aggregate amount of $200.0 million (the “Revolving Credit Facility”) and a term loan facility providing initial term loan commitments in an aggregate amount of $275.0 million (the “Term Loan”). On May 17, 2022, we entered into a First Amendment to Credit Agreement Regarding Incremental Term Loans (the “First Amendment”), amending the terms of the Credit Agreement primarily to draw an additional $300.0 million to fund the acquisition of investment properties during May 2022. The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility in an amount not to exceed $1.2 billion, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of 15 unencumbered properties with an unencumbered pool value of $300.0 million or above and by a guaranty by certain of our subsidiaries. As of November 6, 2025 and September 30, 2025, we had $135 million and $118 million, respectively, outstanding of the $200 million available under the Revolving Credit Facility. Our maximum availability under the Revolving Credit Facility was $65 million and $82 million as of November 6, 2025 and September 30, 2025, respectively, subject to various terms and conditions, including compliance with the covenants, of the Amended and Restated Credit Agreement that governs the Credit Facility. Although $65 million and $82 million is the maximum amount that could be available as of November 6, 2025 and September 30, 2025, respectively, covenant limitations, particularly the leverage ratio, affect what we can actually draw. As of November 6, 2025 and September 30, 2025, approximately $36 million and $53 million, respectively, is available to draw as additional debt under the Revolving Credit Facility. By “additional debt,” we mean debt in addition to existing debt such as existing mortgages. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would reduce availability under the Credit Facility. Under the terms of the credit agreement, our leverage ratio generally cannot exceed 65%. As of September 30, 2025, our leverage ratio was 56%. There has been substantially less available to actually draw or undertake as additional debt than the maximum amount available, and there may be additional periods during which the amount we can actually draw or otherwise incur as additional debt is considerably less than the maximum amount available, for example, if high inflation or high interest rates were to negatively affect our tenants.

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

We have funded our capital needs almost exclusively through cash flow from operations (to the extent positive), from the proceeds of shares issued through our DRP, and through draws on the Credit Facility, if needed. The domestic and international commercial real estate debt markets have been volatile resulting in increases in interest rates or changes in the expected or anticipated rate of decline and, from time to time, the tightening of underwriting standards by lenders and credit rating agencies, which limits the availability of credit and increase costs for what is available. We may also face a heightened level of interest rate risk, for example, if the U.S. Federal Reserve Board increases interest rates or decreases the pace of any reductions in response to, among other things, changing inflationary expectations. All these actions will likely lead to increases in our borrowing costs and may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could adversely affect our ability to obtain funding for our capital needs, such as future acquisitions. As of September 30, 2025, we have a total of approximately $93 million and approximately $163 million of indebtedness bearing interest at a weighted rate of 3.80% and 5.66%, respectively, maturing in calendar year 2025 and 2026, respectively. A total of approximately $137 million of this debt is secured by mortgages on certain of our properties and $118 million relates to draws on the Revolving Credit Facility, the maturity of which may be extended at the Company’s option for an additional 12 months. Interest rates and the costs of hedging variable interest debt by using swaps have increased since the maturing debt was incurred. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available to us. If interest rates on all debt which bears interest at variable rates as of September 30, 2025 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $1.7 million annually.

As of September 30, 2025, we had $118.0 million outstanding under the Revolving Credit Facility and $575.0 million outstanding under the Term Loan. The Revolving Credit Facility matures on February 3, 2026 subject to a twelve month extension, at the Company’s option. The Term Loan matures on February 3, 2027. As of November 6, 2025, in the next 12 months, we have three mortgage loans maturing with an aggregate principal balance of $121.3 million, which we intend to repay with cash flows from operating activities, cash on hand, proceeds available under the Revolving Credit Facility or proceeds from refinancing of mortgage loans. If the interest rates upon refinancing of these maturing mortgage loans were to increase by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $1.2 million annually. Volatility in the debt markets may negatively impact our ability to borrow monies to refinance any of our indebtedness as it comes due on favorable terms, or at all. Economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio. Increases in interest rates or changes in underwriting standards imposed by lenders may require us to increase the collateral securing mortgage loans or comprising the borrowing base under the Revolving Credit Facility to the extent we seek to renew the Revolving Credit Facility. We may have to use cash on hand, draws on our Revolving Credit Facility or other sources of cash to the extend available to fund additional monies to repay or refinance any indebtedness or may realize fewer proceeds from new or refinanced mortgage loans or reduced availability under the Revolving Credit Facility. If we are unable to repay or refinance any indebtedness secured by mortgages, we would lose the mortgaged property in a foreclosure action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter covered by this report, we did not sell any equity securities that were not registered under the Securities Act.

Share Repurchase Program

During the three months ended September 30, 2025, we did not repurchase any shares of our common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Mark E. Zalatoris
By:	Mark E. Zalatoris
President and Chief Executive Officer (principal executive officer)
Date:	November 6, 2025

/s/ Jerry Kyriazis
By:	Jerry Kyriazis
Chief Financial Officer and Treasurer (principal financial officer)
Date:	November 6, 2025