Form 10-K
period 2025-12-31
Inland Real Estate Income Trust, Inc.
filed 2026-03-11
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

There is no established public market for the registrant’s shares of common stock. As of March 10, 2026, there were 36,126,755 shares of the registrant’s common stock outstanding.

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

Risks Related to Our Business

•
As part of the review of strategic alternatives, our board of directors (“board”) decided not to pursue the sale of the Company at the present time. There is no assurance that we will pursue an alternative liquidity event in the near future, if at all. We have limited sources of capital and thus a limited ability to increase our asset base or to fund other needs including share repurchases.
•
We have incurred net losses on a basis in accordance with U.S. generally accepted accounting principles (“GAAP”) for the years ended December 31, 2025, 2024 and 2023 and may incur such net losses in the future, which has had and could in the future have an adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders.
•
The amount and timing of distributions, if any, may vary, and there is no assurance that we will pay distributions on an ongoing basis, if at all. We have paid and may continue to pay distributions from sources other than cash flow from operations.
•
There is no established public trading market for our shares of common stock and repurchases under the SRP are limited.
•
Our stockholders’ ability to sell their shares pursuant to the SRP is limited. There is no assurance that stockholders will be able to resell their shares at a price equal to or greater than the price paid for the shares.
•
The Estimated Per Share NAV of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.
•
The Estimated Per Share NAV represents a snapshot in time, will likely change over time, and is not meant to represent the amount a stockholder would receive now or in the future for his or her shares of the Company’s common stock if the Company were to be sold or the shares of common stock were to be listed on a national securities exchange.
•
Our charter authorizes us to issue additional shares of stock, which may reduce the percentage of our common stock owned by our other stockholders, subordinate stockholders’ rights or discourage a third party from acquiring us.
•
Market disruptions may adversely impact many aspects of our operating results and financial condition.
•
Our board may change our investment policies without stockholder approval, which could alter the nature of our investments.
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
•
We have long-term leases with some of our retail tenants limiting our ability to adjust lease rates to fair market rental rates until the leases expire, which may adversely affect our revenues and ultimately our ability to make distributions.
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
•
Our properties may compete with the properties owned by other programs sponsored by an affiliate of IREIC.

Risks Related to Our Corporate Structure

•
Our rights, and the rights of our stockholders, to recover claims against our officers, directors, Business Manager and Real Estate Manager are limited.
•
Our charter places limits on the amount of common stock that any person may own without the prior approval of our board.
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

PART I

Item 1. Business

General

Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) was formed and sponsored by Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” or “IREIC,” on August 24, 2011. IREIC is part of The Inland Real Estate Group of Companies, Inc., which is comprised of independent legal entities that are either subsidiaries of the same entity, affiliates of each other, share some common ownership or have been sponsored and managed by such entities or subsidiaries thereof, including IREIC, some or all of which are sometimes referred to herein as “Inland.” We were formed to acquire and manage a portfolio of commercial real estate investments located in the United States and elected to be taxed as a real estate investment trust (a “REIT”) commencing with the tax year ended December 31, 2013. We currently focus on acquiring and owning a portfolio substantially all of which is comprised of grocery-anchored properties. As previously disclosed, the board has asked the Business Manager to evaluate the Company’s business plan and related strategy and to consider and present alternatives and enhancements to this plan and strategy for board review with a view towards being able to increase the Company’s assets and cash flow on an accretive basis as well as to enhance the Company’s capital (primarily equity) and provide liquidity to stockholders over time. See “Risks Related to Our Business—The board’s recent review of strategic alternatives did not result in a liquidity event for stockholders and there is no assurance that any future review or strategies resulting therefrom will increase our capital resources or result, in among other things, an event or events that create liquidity for stockholders” for additional information. As of December 31, 2025, we owned 52 retail properties, totaling 7.2 million square feet. A majority of our properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. As of December 31, 2025, grocery-anchored or grocery shadow-anchored shopping center properties represented 87% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center near a grocery store that is not our tenant and is not a part of our shopping center but that we believe generates traffic for our shopping center. As of December 31, 2025, our portfolio included anchor, or “big-box,” tenants (generally, 10,000 or more square feet) which comprised 49% of our total annualized base rent (“ABR”), “junior box” tenants (generally, 5,000 to 9,999 square feet) which comprised 13% of our total ABR, and small shop tenants (generally, less than 5,000 square feet), which comprised 38% of our total ABR. As of December 31, 2025, our portfolio had physical and economic occupancy of 92.0% and 92.2%, respectively. As of December 31, 2025, 2024 and 2023, ABR per square foot averaged $19.57, $19.72 and $19.61, respectively, for all owned properties. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, excluding ground leases. ABR including ground leases averaged $17.23, $16.93 and $16.79 as of December 31, 2025, 2024 and 2023, respectively. There were no acquisitions or dispositions during the year ended December 31, 2025.

We have no employees and are externally managed and advised by IREIT Business Manager & Advisor, Inc., referred to herein as our “Business Manager,” an indirect wholly owned subsidiary of our Sponsor. Various affiliates of our Sponsor provide services to us through our Business Manager, which is responsible for overseeing and managing our day-to-day operations. Our relationship with the Business Manager is governed by the Fourth Amended and Restated Business Management Agreement (the “Business Management Agreement”) that we have entered into with the Business Manager. Under the Business Management Agreement, we pay the Business Manager a fee for the services it provides to the Company and reimburse the Business Manager for certain expenses that it incurs on the Company’s behalf. The term of the Business Management Agreement expires on March 31, 2027. Our properties are managed by Inland Commercial Real Estate Services LLC, referred to herein as our “Real Estate Manager,” an indirect wholly owned subsidiary of our Sponsor. The current term of the master management agreement governing our agreement with the Real Estate Manager expires on December 31, 2026, and unless terminated as provided therein, the term will automatically renew for successive one-year periods.

Our management team continually evaluates our portfolio, including opportunities to generate capital from the sale of certain assets to be redeployed by, among other things, acquiring strategically located grocery-anchored centers. Our board also reviewed strategic alternatives including sale of the Company in late 2024 continuing through 2025 but subsequently decided not to pursue a sale at the present time. Our board may decide to pursue a sale or other liquidity event such as a listing at some point in the future. We last acquired properties in 2022 and have also considered other transactions, such as redeveloping certain of our properties or portions of certain of our properties, for example, big-box spaces, to repurpose them for alternative uses. We have not pursued any of the strategies but may do so in the future. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

There is no established trading market for our common stock. To assist broker dealers with satisfying their customer account statement requirements under FINRA Rule 2231, on December 9, 2025, we reported an estimated per share net asset value, referred to herein as “Estimated Per Share NAV” of $16.89 as of September 30, 2025. The estimate represented a snapshot in time of a value that will likely change over time and was subject to several assumptions, estimates and data that were inherently imprecise and susceptible to uncertainty. The estimate was not intended to be, and is not, indicative of the per share value that may result from a sale, merger or other transaction. In the most recent past, the value of real estate assets generally has been negatively impacted by, among other things, changing assumptions regarding interest rates and Federal Reserve policy. The value ascribed to real estate assets for purposes of estimating net asset value or by purchasers of real estate assets is sensitive to, and impacted by, the level of actual and expected interest rates, a slowing growth rate for, or the potential for declines in, gross national product, slowing growth or declines in the retail sector, concerns regarding inflation, and the uncertain impact of tariffs and tax policy.

We provide our stockholders with the option to reinvest distributions and the limited ability to resell shares to the Company through a distribution reinvestment plan (as amended, the “DRP”) and share repurchase program (as amended, the “SRP”), respectively. These plans were suspended during the board’s review of strategic alternatives but were recently reinstated effective February 1, 2026.

Distribution Reinvestment Plan. The DRP provides stockholders the option to purchase additional shares from us by reinvesting cash distributions, subject to certain share ownership restrictions. The shares are purchased at a price equal to the Estimated Per Share NAV at the time the distributions are reinvested. There are no selling commissions or other fees such as a marketing contribution or due diligence expense reimbursements paid in connection with any purchases under the DRP. The price per share for shares of common stock purchased under the DRP is equal to the Estimated Per Share NAV unless and until the shares become listed for trading.

Share Repurchase Program. Through the SRP, we may, in our discretion, repurchase shares from stockholders who purchased their shares from us as opposed to another stockholder or received their shares through a non-cash transfer and have held their shares for at least one year. Repurchases are governed by the terms of the Sixth Amended and Restated Share Repurchase Program (the “Sixth SRP”) adopted by the board on December 17, 2025, effective on February 1, 2026. Under the Sixth SRP, the repurchase price will be equal to the then-current Estimated Per Share NAV for the Exceptional Repurchases (defined below) and equal to 80 percent of the then-current Estimated Per Share NAV for “ordinary repurchases.” In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), the one year holding period does not apply. Under the Sixth SRP, the board has the discretion to establish the proceeds available to fund repurchases each quarter and can use proceeds from all sources available to us, in the board’s sole discretion. The board also has the discretion to determine the amount of repurchases, if any, to be made each quarter based on its evaluation of our business, cash needs and any other requirements of applicable law. The entirety of the Sixth SRP is available on our website.

Segment Data

We currently view our real estate portfolio as one reportable segment in accordance with GAAP. For information related to our business segment, reference is made to Note 10 – “Segment Reporting” which is included in our December 31, 2025 Notes to Consolidated Financial Statements in Item 15.

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

Human Capital

We do not have any employees. Mark Zalatoris served as our former president and chief executive officer pursuant to an agreement we had with him from February 1, 2024 until February 2, 2026, when the agreement ended, and Mr. Zalatoris resigned from his positions as president and chief executive officer effective the same date. All of our other executive officers, including Bernard Michael, who was elected as our president and chief executive officer effective February 2, 2026, are compensated by IREIC or one or more of its affiliates, in whole or in part, for their services rendered to us. Except for the amounts that we paid to Mr. Zalatoris, we neither separately compensate our executive officers for their service as officers, nor do we reimburse either our Business Manager or Real Estate Manager for any compensation paid to individuals who also serve as our executive officers, or the executive officers of our Business Manager or its affiliates or our Real Estate Manager; provided that, for these purposes, the corporate secretaries of our Company and our Business Manager are not considered “executive officers.”

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

Regulations - Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments and foreign governments at various levels. Compliance with existing environmental laws has not had a material adverse effect on our capital expenditures, competitive position, financial condition or results of operations, and management does not believe it will have such an impact in the future. We cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we own an interest, or on properties that may be acquired directly or indirectly in the future. We do not believe that our existing portfolio as of December 31, 2025 will require us to incur material capital expenditures for environmental compliance.

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

Risks Related to Our Business

The board’s review of strategic alternatives did not result in a liquidity event for stockholders and there is no assurance that any future review will result in the Company pursuing strategies that will increase our capital resources or result in, among other things, an event or events that create liquidity for stockholders.

As part of the board’s previously disclosed review of strategic alternatives, the board considered but decided against sale of the Company and has not subsequently decided to pursue an alternative liquidity event such as a listing of the Company’s common stock. The board has asked the Business Manager to evaluate the Company’s business plan and related strategy and to consider and present alternatives and enhancements to this plan and strategy for board review with a view towards being able to increase the Company’s assets and cash flow on an accretive basis as well as to enhance the Company’s capital (primarily equity) and provide liquidity to stockholders over time. There is no assurance, however, that this review will result in strategies or substantive actions that will increase the Company’s assets or cash flow on an accretive basis or that we will be able to access or raise additional equity capital. There is also no assurance that the board will consider or pursue liquidity alternatives in the future. We have limited sources of capital and thus a limited ability to increase our asset base or to fund other needs including share repurchases.

We have incurred net losses on a basis in accordance with GAAP for the years ended December 31, 2025, 2024 and 2023 and may incur such net losses in the future that could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders.

We have incurred net losses on a GAAP basis for the years ended December 31, 2025, 2024 and 2023 of $11.0 million, $15.0 million and $15.1 million, respectively and future net losses could have a material adverse impact on our financial condition, operations, cash flow, and our ability to service our indebtedness and pay distributions to our stockholders.

The amount and timing of distributions, if any, may vary, and are not assured. We have paid and may continue to pay distributions from sources other than cash flow from operations.

There are many factors that can affect the availability and timing of distributions paid to our stockholders including the outcome of our board’s review of strategic alternatives. We may not generate sufficient cash flow from operations to fund any distributions to our stockholders. The actual amount and timing of distributions, if any, is determined by our board in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions. Actual cash available for distribution may vary substantially from estimates made by our board. The sale of assets and delayed reinvestment or reinvestment at lower yields will negatively impact the amount available to pay distributions. In addition, to the extent we invest in development or redevelopment projects that do not immediately generate cash flow, or in real estate assets that have significant capital requirements, our ability to make distributions will be negatively impacted. Our board will continue to review our distribution policy as our strategic plan evolves. There is no assurance we will be able to pay distributions in the future at any particular amount.

We may fund distributions from sources other than cash flow from operations such as from retained cash flow, if any, borrowings, cash flow from investing activities, the net proceeds from the sale of our assets or from future proceeds generated from sale of shares including sales made through the DRP. In the years prior to 2020, we funded distributions from sources other than cash flow from operations. We have not established any limit on the extent to which we may use these alternative sources.

Funding distributions from these other sources would reduce the funds available for other purposes, including to acquire properties or other real estate-related investments. Likewise, funding distributions from the sale of additional securities, including shares issued under the DRP, would dilute our stockholders’ interest in us on a percentage basis and may impact the value of the investment, especially if we sell these securities at prices less than the price our stockholders paid for their shares. As a result, the return our stockholders realize on their investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. There is no assurance we will continue to generate sufficient cash flow from operations to cover distributions. If these sources are not available or are not adequate, our board may have to consider reducing or eliminating distributions.

Following the recent suspension of our DRP, there is no assurance that stockholders will continue to participate at the level before suspension, which may impact our ability to generate proceeds from the sale of shares in the DRP.

On September 18, 2024, in connection with the process to review strategic alternatives, the board suspended our DRP, effective as of October 1, 2024. On December 8, 2025, the board approved the reinstatement of the DRP effective February 1, 2026. While the DRP was suspended, stockholders that previously participated in the DRP were not permitted to reinvest distributions paid by us in additional shares. Any prior reinvested distributions were not impacted. In light of the suspension, there were no distributions reinvested through the DRP during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, reinvestment of distributions by stockholders had generated proceeds to us of $5.0 million and $7.0 million, respectively. There is no assurance that we be able to generate proceeds through the DRP consistent with the amount generated during fiscal year 2024 or 2023, if at all, which may result in the Company having fewer funds available to repurchase shares under the SRP or otherwise fund our capital needs.

A stockholder’s ability to sell shares pursuant to the SRP is limited. There is no assurance that shares can be resold at a price equal to or greater than the price paid for the shares.

Our SRP contains numerous restrictions that limit our stockholders’ ability to sell their shares. Our board, in its sole discretion, may amend or terminate our SRP. The SRP will immediately terminate if our shares become listed for trading on a national securities exchange. Further, our board reserves the right in its sole discretion to change the repurchase prices or reject any requests for repurchases. Any amendments to, or termination of, the SRP may restrict or eliminate our stockholders’ ability to have us repurchase their shares and otherwise prevent our stockholders from liquidating their investment. Therefore, our stockholders may not have the opportunity to make a repurchase request prior to a potential termination of the SRP and our stockholders may not be able to sell any of their shares of common stock back to us. As a result of these restrictions and circumstances, the ability of our stockholders to sell their shares should they require liquidity is significantly restricted. Moreover, under the SRP, any shares accepted for “ordinary repurchases” are repurchased at a discount to the then-current Estimated Per Share NAV. Therefore, even if our stockholders are able to sell their shares of common stock back to us pursuant to the SRP, they may be forced to do so at a discount to the purchase price such stockholders paid for their shares.

There is no established public trading market for our shares of common stock.

Our shares of common stock are not listed or included for trading on any national securities exchange. There is no established market for our shares. Our board is neither required to sell our assets and liquidate the Company by any specified date, nor is the board required to list our shares for trading on a national securities exchange by a specified date. As noted herein, there is no assurance the board will pursue a listing or other liquidity event. Even if the board decided to pursue a listing of our shares of common stock, we may not satisfy the listing requirements or otherwise be approved for listing. Thus, holders of our common stock should be prepared to hold their shares for an unlimited period of time. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number whichever is more restrictive) of the aggregate of the outstanding shares of our common stock by any single investor unless exempted by our board.

The Estimated Per Share NAV of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.

On December 9, 2025, we announced an Estimated Per Share NAV of our common stock as of September 30, 2025 equal to $16.89 per share, a decline of $2.28 per share from the prior estimate. To assist our board in establishing the Estimated Per Share NAV, we engaged a third party specializing in providing real estate financial services. As with any methodology used to estimate value, the methodology employed by this third party was based upon a number of estimates and assumptions that may not have been accurate or complete. Further, different parties using different assumptions and estimates could have derived a different estimated per share net asset value, which could be significantly different from our Estimated Per Share NAV. The Estimated Per Share NAV represents a snapshot in time, will likely change over time, and is not meant to represent: (i) the price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares, (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities or (iv) the price a third party would pay to acquire our Company.

Future estimates of Estimated Per Share NAV may continue to decline and there is no assurance that the methodology used to estimate our value per share will be acceptable to broker dealers for customer account purposes or to the Financial Industry Regulatory Authority, Inc. (“FINRA”) or that the estimated value per share will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Internal Revenue Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code.

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

Future issuances of common stock will reduce the percentage of our outstanding shares owned by our other stockholders. Further, our board could authorize the issuance of stock with terms and conditions that could subordinate the rights of the holders of our current common stock, adversely affect the Estimated Per Share NAV or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

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

Our board may change our investment policies without stockholder approval, which could alter the nature of our investments.

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
•
inability to achieve necessary zoning or other governmental permits; and
•
difficulty or inability to obtain any required consents of third parties, such as tenants and mortgage lenders.

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

Our future success depends on the continuing efforts of our executive officers and other key personnel, including Mr. Michael, who was elected president and chief executive officer effective February 2, 2026. We rely on the leadership, knowledge, and experience that our executive officers provide. Personnel turnover, including changes in our management team or failure to manage executive succession effectively, could disrupt our business. Mr. Michael was elected to succeed Mark Zalatoris after the latter’s agreement with us ended. We do not have a separate agreement with Mr. Michael. Future leadership transitions and management changes may cause uncertainty in, or a disruption to, our business, and may increase the likelihood of senior management or key personnel turnover.

We rely on IREIC and its affiliates and subsidiaries to manage and conduct our operations. Any material adverse change in IREIC’s financial condition or our relationship with IREIC could have a material adverse effect on our business and ability to achieve our investment objectives, and we may incur substantial costs if we decide to terminate this relationship.

We depend on IREIC and its affiliates and subsidiaries to manage and conduct our operations. IREIC, through one or more of its subsidiaries, owns and controls our Business Manager and Real Estate Manager. Our agreement with the Business Manager terminates on March 31, 2027 and does not have automatic renewal provisions. We have the right to terminate the agreement earlier but must pay the Business Manager the fee that would have been paid for the remaining term of the agreement. The Business Manager’s right to this payment is also triggered upon a merger or sale of the Company. The Business Manager is also entitled to receive an incentive fee if a “Qualifying Internalization” as defined in the Business Management Agreement occurs. IREIC and its affiliates are under no obligation to waive or otherwise reduce any fees or amounts to which they are entitled. Further, IREIC and its affiliates or subsidiaries may from time to time be parties to litigation or other claims arising from sponsoring other entities or providing these services. As such, IREIC and these other entities may incur costs, liabilities or other expenses arising from litigation or claims that are either not reimbursable or not covered by insurance. Future waivers or deferrals of fees, additional capital contributions or costs, liabilities or other expenses arising from litigation or claims could have a material adverse effect on IREIC’s financial condition and ability to fund our Business Manager or Real Estate Manager to the extent necessary.

In addition, governmental and societal attention to environmental, social, and governance (“ESG”) matters, including expanding mandatory and voluntary reporting, diligence and disclosure on ESG topics such as climate change, carbon emissions, water usage, waste management, human capital and risk oversight, could expand the nature, scope and complexity of matters that we or IREIC is required to control, assess and report. We may face reputational damage if we or IREIC do not satisfy the corporate responsibility standards set by various constituencies, which may negatively impact our tenants and our ability to lease our properties to tenants. If we or IREIC elects not to or are unable to satisfy ESG criteria or do not meet the criteria of a specific third-party provider, some investors or tenants may conclude that our policies with respect to corporate responsibility are inadequate. If we or IREIC fails to satisfy the expectations of investors, tenants and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected.

We may be unable to retain key personnel if we were to internalize our management functions.

We are externally managed but in certain circumstances, such as in connection with a listing of our common stock, our board may decide to internalize our management functions. Doing so would expose us to the risk of being unable to hire certain key employees of the Business Manager and its affiliates, even if we exercise certain rights to solicit these people under the provisions contained in the Business Management Agreement. Failure to hire or retain key personnel could result in increased costs and deficiencies in our disclosure controls and procedures or our internal control over financial reporting. These deficiencies could cause us to incur additional costs and divert management’s attention from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction. In addition, the costs that we would incur to internalize our management functions may be substantial including amounts due the Business Manager if the Business Management Agreement is terminated including a fee in one lump sum for the remainder of the term ending on March, 31, 2027 plus any incentive fee to which the Business Manager might be entitled in the event of “Qualifying Internalization” as defined in the Business Management Agreement. We would also lose the benefit of the experience of our Business Manager.

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

In addition, events affecting economic conditions in the United States or globally, such as the general negative performance of the real estate sector or market volatility (including as a result of uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies, including with respect to treaties and tariffs, inflationary pressures or higher interest rates, actual or perceived instability in the U.S. banking system and related bank failures, ongoing hostilities in various parts of the world, and the international community’s response thereto and other geopolitical events affecting the financing markets generally), could result in a decline in economic growth generally or in the retail sector particularly and thus the demand for retail space and the rent existing or potential tenants are able or willing to pay as well as the potential for increased defaults under existing leases.

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

As of December 31, 2025, we owned 52 properties located in 24 states. We compete with numerous developers, owners and operators of commercial properties, many of which own properties similar to, and in the same market areas as, our properties. If our competitors offer space at rental rates below the rental rates we currently charge our tenants, for example, as a result of decreased demand for space, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants or retain existing tenants when their leases expire. To the extent we are unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and reduce the income produced by our properties. Excessive vacancies (and related reduced shopper traffic) at one of our properties may hurt sales of other tenants at that property and may discourage them from renewing leases. Also, if our competitors develop additional properties in locations near our properties, there may be increased competition for creditworthy tenants, which may require us to make capital improvements to properties that we would not have otherwise made.

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

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business, for example, because of increased competition from internet retailers, or may decide not to renew its lease and may vacate its space. Such vacancies have resulted and could result again in a reduction or cessation in rental payments to us and would adversely affect our results of operations and financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction, generally within six to twelve months following the termination of the other tenant’s lease. For example, MidTowne Shopping Center continues to be impacted by a co-tenancy failure with three tenants actively paying a reduced substitute rent in lieu of their full lease obligated payments and three others with the right to pay substitute rent effective December 1, 2025, that have not yet claimed co-tenancy failure. On November 3, 2024, American Freight filed for bankruptcy and eventually rejected and closed their location at Harris Plaza. Ross Stores has co-tenancy rights requiring American Freight to occupy and operate in its space. Similarly, the leases of some tenants may permit the tenant to transfer its lease to another retailer. The transfer to a new tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center impacting our ability to enter into new or renewal leases on terms equivalent to, or better than, the terms of any expiring lease at the center. A lease transfer to a new tenant could also allow other tenants to make reduced rental payments or to terminate their leases in accordance with lease terms. If we are unable to re-lease the vacated spaces to new qualified tenants, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.

We may be unable to renew expiring leases with existing tenants or re-lease spaces to new tenants on favorable terms or at all.

Our results of operations depend to a significant degree on our ability to continue to lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring. As of December 31, 2025, our portfolio had physical and economic occupancy of 92.0% and 92.2%, respectively, and the weighted average lease expiration for our portfolio was 4.5 years. In 2026, leases for approximately 7.6% of our portfolio, measured by total ABR expire, and in 2027, leases for approximately 12.0% of our portfolio, measured by total ABR expire. The existing tenants may decline to renew leases and we may not be able to find replacement tenants. We cannot guarantee that leases that are renewed or new leases will have terms that are as economically favorable to us as the expiring leases, or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options will not be offered to retain tenants or attract new tenants or that we will be able to lease a property at all. We may experience significant costs in connection with re-leasing a significant number of our properties, which could materially and adversely affect us.

Tenant bankruptcies, particularly tenants that occupy multiple spaces at our properties, may have material adverse effects on us.

Bankruptcy filings by our tenants or any guarantor of a tenant’s lease obligation can occur in the course of operations, and in recent years, several companies in the retail industry, including certain of our tenants, have declared bankruptcy. See “Properties – Tenancy Highlights” for more information regarding vacancies arising from material tenant bankruptcies. A bankruptcy filing of our tenants or any guarantor of a tenant’s lease obligations would bar all efforts to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. Leases have been rejected by some tenants in the past, and if a lease is rejected by a tenant in bankruptcy in the future, we would only have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if the funds were available, and then only in the same percentages as that realized on other unsecured claims.

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

Less than ten of our leases contain annual rental rate escalations based on increases in the Consumer Price Index. Some others contain fixed annual rent escalations. If the fixed rent increases begin to lag inflation, and our expenses increase with or greater than the inflation rate, then our profitability would be negatively impacted. Future leases may not contain escalation provisions, and even those that do include rent escalation provisions may not be sufficient to protect our revenues from the adverse effects of inflation. Moreover, if we cannot increase rents at a rate that keeps pace with inflation, the purchasing power of the dollars that we receive will be lower that it would have been in the absence of inflation.

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

As of December 31, 2025, the weighted average lease expiration for our portfolio was 4.5 years. We have entered into both short-term leases, with lease terms of fewer than three years, and long-term leases, with lease terms of greater than seven years, both of which expose us to risk. Our short-term leases expose us to the effects of declining market rent. There is no assurance that we will be able to renew these short-term leases as they expire or attract replacement tenants on comparable terms, if at all. Therefore, the returns we earn on this type of investment may be more volatile than the returns generated by properties with longer term leases.

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

A retail property’s revenues and value may be adversely affected by several factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. Our properties are public places, and any incidents of crime or violence, including acts of protest or terrorism, would result in a reduction of business traffic to tenant stores located in our properties. Any such incidents may also expose us to civil liability. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our retail properties may be negatively impacted.

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

The Company is the lessee under one long-term leasehold at the Milford Marketplace property, commonly known as a ground lease, to operate a property that is on land owned by a third party. The ground lease, which commenced on July 1, 2007, was assumed as part of a property purchased in October 2015 and extends through June 30, 2037 with six 5-year renewal options which the Company assumes will be exercised. Although we have a right to use the property on land leased to us pursuant to a ground lease, we do not own the underlying land. Accordingly, we will have no economic interest in the land at the expiration of the ground lease and will not share in any increase in value of the land or the improvements once our ground lease ends. If we are found to be in breach of a ground lease, and that breach cannot be cured, we could lose our interest in the improvements and the right to operate the property. Further, because we do not own the underlying land, the lessor could take certain actions to disrupt our use of the property or our tenant’s operation of the property.

Operating expenses have increased, and may continue to increase in the future and to the extent these increases cannot be passed on to our tenants, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for fuel, utilities, labor, building materials and insurance, are not fixed and may fluctuate from time to time. Our operating expenses increased 8.4% for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was also greater than the rate of inflation as reported by the U.S. Bureau of Labor Statistics (the “BLS”). The BLS reported in February 2026 that the consumer price index, a commonly referenced measure of inflation, rose by 2.4% over the 12 months ended January 2026. Unless specifically provided for in a lease, there is no guarantee that we will be able to pass increases on to our tenants. To the extent these increases cannot be passed on to our tenants, any increases would cause our cash flow and our operating results to decrease, which could have a material adverse effect on our ability to pay or sustain distributions.

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

The nature of the activities at certain properties may expose us and our tenants or operators to potential liability for personal injuries and, in certain instances, property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts or increasingly severe weather has increased, and may continue to increase, the premiums we pay for coverage against property and casualty claims. During the year ended December 31, 2025, total property operating expenses increased, including as a result of an increase in insurance premium costs compared to 2024. These policies may or may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot provide any assurance that we will have adequate coverage for these losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of the particular asset will likely be reduced by the uninsured loss. In addition, we cannot provide any assurance that we will be able to fund any uninsured losses.

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

In November 2025, we entered into a third amended and restated credit agreement in connection with our credit facility (the “Credit Facility”), increasing the aggregate total commitments thereunder from $775.0 million to $860.0 million. The Credit Facility consists of a revolving credit facility providing initial revolving credit commitments in an aggregate amount of $285.0 million (the “Revolving Credit Facility”) and a term loan facility providing initial term loan commitments in an aggregate amount of $575.0 million (the “Term Loan”). The credit agreement provides us with the ability from time to time to increase the size of the Credit Facility in an amount not to exceed $1.2 billion, subject to certain conditions. Our performance of the obligations under the credit agreement, including the payment of any outstanding indebtedness, is secured by a minimum pool of 15 unencumbered properties that must have a value of at least $300.0 million. The obligations are also required to be guaranteed by each subsidiary owning the properties that are part of the pool. As of March 11, 2026 and December 31, 2025, we had $267 million and $248 million, respectively, outstanding of the $285 million available under the Revolving Credit Facility. Our maximum availability under the Revolving Credit Facility was $18 million and $37 million as of March 11, 2026 and December 31, 2025, respectively, subject to various terms and conditions, including compliance with the covenants, of the credit agreement. The properties comprising the borrowing base for the Credit Facility are not available to be used as collateral for other debt unless removed from the borrowing base, which would reduce availability under the Credit Facility. Under the terms of the credit agreement, our leverage ratio generally cannot exceed 65%. As of December 31, 2025, our leverage ratio was 57%.

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

We have funded our capital needs primarily through cash flow from operations and through draws on the Credit Facility, if needed. The domestic and international commercial real estate debt markets have been volatile resulting in increases in interest rates or changes in the expected or anticipated rate of decline and, from time to time, the tightening of underwriting standards by lenders and credit rating agencies, which limits the availability of credit and increase costs for what is available. We may also face a heightened level of interest rate risk, for example, if the U.S. Federal Reserve Board increases interest rates or decreases the pace of any reductions in response to, among other things, changing inflationary expectations. All these actions will likely lead to increases in our borrowing costs and may impact our ability to access capital on favorable terms, in a timely manner, or at all, which could adversely affect our ability to obtain funding for our capital needs, such as future acquisitions. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in existing or future acquisitions generating lower overall economic returns and potentially reducing future cash flow available to us.

Volatility in the debt markets may negatively impact our ability to borrow monies to refinance any of our indebtedness as it comes due on favorable terms, or at all. Economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio. Increases in interest rates or changes in underwriting standards imposed by lenders may require us to increase the collateral securing mortgage loans or comprising the borrowing base under the Revolving Credit Facility. We may have to use cash on hand, draws on our Revolving Credit Facility or other sources of cash to the extend available to fund additional monies to repay or refinance any indebtedness or may realize fewer proceeds from new or refinanced mortgage loans or reduced availability under the Revolving Credit Facility. If we are unable to repay or refinance any indebtedness secured by mortgages, we would lose the mortgaged property in a foreclosure action.

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

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt secured by a property, then the amount of cash flow from operations available for distributions to stockholders will be reduced. Many of the mortgages on our properties contain provisions which under certain circumstances require that cash received from tenants be paid into a cash maintenance escrow account or a lockbox or other account controlled by the lender, for example, when the borrower is not in compliance with certain covenants in the mortgage. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In such a case, we could lose the property securing the loan that is in default, thus reducing the value of our investments. For federal income tax purposes, a foreclosure is treated as a sale of the property or properties for a purchase price equal to the outstanding balance of the debt secured by the property or properties. If the outstanding balance of the debt exceeds our tax basis in the property or properties, we would recognize taxable gain on the foreclosure action and we would not receive any cash proceeds. In this event, we may be unable to pay the amount of distributions required to maintain our REIT status. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate properties. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so. Our Credit Facility contains a cross-default provision that could be triggered if certain defaults by our subsidiary borrowers were to occur under their mortgages, and mortgages themselves could contain cross-collateralization or cross-default provisions, so the Company or more than one property may be materially adversely affected by a mortgage default.

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

We have obtained debt that requires us to pay interest on amounts we borrow at variable or “adjustable” rates. Increases in interest rates will increase our interest costs. If interest rates are higher when we refinance our loans, our expenses will increase and we may not be able to pass on this added cost in the form of increased rents, thereby reducing our cash flow and the amount available for distribution to our stockholders. Further, during periods of rising interest rates, we may be forced to sell one or more of our properties in order to repay existing loans, which may not permit us to maximize the return on the particular properties being sold. As of December 31, 2025, we had $298 million of debt, or 35% of our total debt, bearing interest at variable rates indexed to the Secured Overnight Financing Rate (“SOFR”) and not fixed by a swap with a weighted average interest rate equal to 5.61% per annum. We had variable rate debt indexed to SOFR and subject to swap agreements fixing the rate of $525 million or 62% of our total debt as of December 31, 2025. If interest rates on all debt which bears interest at variable rates as of December 31, 2025 increased by 1% (100 basis points), the increase in interest expense on all debt would decrease earnings and cash flows by $3.0 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2025 decreased by 1% (100 basis points), interest expense would increase earnings and cash flows by the same amount.

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

We do not have any employees. We rely on people performing services for our Business Manager and Real Estate Manager and their affiliates to manage our day-to-day operations. Some of these people also provide services to one or more investment programs currently or previously sponsored by IREIC. These individuals face competing demands for their time and are required to allocate their time between our business and assets and the business and assets of IREIC, its affiliates and the other programs formed and organized by IREIC. Certain of these individuals have fiduciary duties to us. If these persons are unable to devote sufficient time or resources to our business due to the competing demands of the other programs, they may violate their fiduciary duties to us, which could harm our business and cause us to be unable to maintain or increase the value of our assets, and our operating cash flows and ability to pay distributions could be adversely affected.

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

We pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of IREIC for services provided to us. Our Business Manager receives fees based on the aggregate book value, including acquired intangibles, of our invested assets. Our Business Manager is entitled to receive its business management fee for the remainder of the term ending March 31, 2027 in one lump sum upon termination of the Business Management Agreement by the Company except for cause or upon a Liquidity Event (as defined in the Business Management Agreement). Further, our Real Estate Manager receives fees based on the gross income from properties under management and may also receive leasing and construction management fees. Other parties related to, or affiliated with, our Business Manager or Real Estate Manager may also receive fees or cost reimbursements from us. These compensation arrangements may cause these entities to take or not take certain actions. For example, these arrangements may provide an incentive for our Business Manager to: (1) borrow more money than prudent to increase the amount we can invest; or (2) retain instead of sell assets, even if our stockholders may be better served by a sale or other disposition of the assets. The interests of these parties in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock.

We rely on entities affiliated with IREIC to identify real estate assets.

We rely on the real estate professionals employed by Inland Real Estate Acquisitions, LLC (“IREA”) and other affiliates of our Sponsor to source potential investments in properties, real estate-related assets and other investments in which we may be interested. Our Sponsor and its affiliates maintain an investment committee (“Investment Committee”) that reviews each potential investment and determines whether an investment is acceptable for acquisition. In determining whether an investment is suitable, the Investment Committee considers investment objectives, portfolio and criteria of all programs currently advised by our Sponsor or its affiliates (collectively referred to as the “Programs”). Other factors considered by the Investment Committee may include cash flow, the effect of the acquisition on portfolio diversification, the estimated income or unrelated business tax effects of the purchase, policies relating to leverage, regulatory restrictions and the capital available for investment. Our Business Manager will not recommend any investments for us unless the investment is approved for consideration in advance by the Investment Committee. Once an investment has been approved for consideration by the Investment Committee, the Programs are advised and provided an opportunity to elect to acquire the investment. If more than one Program is interested in acquiring an investment, then the Program that has had the longest period elapse since it was allocated and invested in a contested investment is awarded the investment by the allocation committee. We may not, therefore, be able to acquire properties that we otherwise would be interested in acquiring.

Our properties may compete with the properties owned by other programs sponsored by an affiliate of IREIC.

Certain programs sponsored by Inland Private Capital Corporation (“IPC”), a subsidiary of IREIC, own and manage the type of properties that we own or seek to acquire, including in the same geographical areas. Therefore, our properties, especially those located in the same geographical area, may compete for tenants or purchasers with other properties owned and managed by other IPC-sponsored programs. People performing services for our Real Estate Manager may face conflicts of interest when evaluating tenant leasing opportunities for our properties and other properties owned and managed by IPC-sponsored programs, and these conflicts of interest may have an adverse impact on our ability to attract and retain tenants. In addition, a conflict could arise in connection with the resale of properties in the event that we and another IPC-sponsored program were to attempt to sell similar properties at the same time, including in particular in the event another IPC-sponsored program engages in a liquidity event at approximately the same time as us, thus impacting our ability to sell the property or complete a proposed liquidity event.

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

Our charter limits the amount of common stock that any person may own without the prior approval of our board.

No more than 50% of the outstanding shares of our common stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year (other than the first taxable year for which an election to be a REIT has been made). Our charter prohibits any persons or groups from owning more than 9.8% in value of our outstanding stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding common stock without the prior approval of our board. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets that might involve a premium price for holders of our common stock. Further, any person or group attempting to purchase shares exceeding these limits could be compelled to sell the additional shares and, as a result, to forfeit the benefits of owning the additional shares.

We have a classified board, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our board is divided into three classes of directors. At each annual meeting, directors of one class are elected to serve until the annual meeting of stockholders held in the third year following the year of their election and until their successors are duly elected and qualify. The classification of our board may have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any transaction that could result from such offers, even if the acquisition would be in our stockholders' best interests, and may therefore prevent our stockholders from receiving a premium price for their stock in connection with a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets).

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

We elected to be taxed as a REIT, commencing with our taxable year ended December 31, 2013 and intend to operate in a manner that would allow us to continue to qualify as a REIT for U.S. federal income tax purposes. However, we may terminate our REIT qualification, if our board determines that not qualifying as a REIT is in the best interests of our stockholders, or inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We have structured and intend to continue structuring our activities in a manner designed to satisfy all the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, including tax counsel, as to our eligibility to remain qualified as a REIT is not binding on the Internal Revenue Service (the “IRS”) and is not a guarantee that we will continue to qualify as a REIT. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization would jeopardize our ability to satisfy all requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

Distributions that we make to our taxable stockholders out of current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. Noncorporate stockholders are entitled to a 20% deduction with respect to these ordinary REIT dividends which would result in a maximum effective federal income tax rate of 29.6% (or 33.4% including the 3.8% surtax on net investment income). However, a portion of our distributions may: (1) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us; (2) be designated by us as qualified dividend income, taxable at capital gains rates, generally to the extent they are attributable to dividends we receive from any taxable REIT subsidiaries or certain other taxable “C corporations” in which we own shares of stock; or (3) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable but has the effect of reducing the tax basis of a stockholder’s investment in our common stock. Distributions that exceed our current and accumulated earnings and profits and a stockholder’s tax basis in our common stock generally will be taxable as capital gain.

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

Complying with the REIT requirements may force us to liquidate attractive investments.

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

Changes to the tax laws may occur, and any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Legislation has been previously proposed that includes, among other changes, increases in the corporate and capital gains rates and an overhaul of the international tax rules. It is unclear whether any legislation will be enacted into law or, if enacted, what form it would take, and it is also unclear whether there could be regulatory or administrative action that could affect U.S. tax rules. The current U.S. presidential administration recently signed into law the “One Big Beautiful Bill Act” (the “OBBBA”) which includes several new provisions (and other amendments) to the Internal Revenue Code (including with respect to the LIHTC program). How the OBBBA will be implemented will depend on future administrative guidance and court rulings. The U.S. Congress may also pass additional tax reform legislation in the future. The timing and details of any such guidance, ruling and legislation, and the impact of the OBBBA and any other potential tax changes on us is uncertain. Our stockholders are urged to consult with an independent tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Although REITs generally receive more favorable tax treatment than entities taxed as “C corporations,” it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for federal income tax purposes as a “C corporation.” As a result, our charter provides our board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a “C corporation,” without the vote of our stockholders. Our board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 23.8%, including the 3.8% surtax on net investment income. Dividends payable by REITs, however, generally are not eligible for this reduced rate and are subject to an effective rate of 33.4%, including the 3.8% surtax on net investment income. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares. Tax rates could be changed in future legislation.

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

We rely on our Business Manager’s information technology systems to be able to monitor and control our operations, adjust to changing market conditions, and implement strategic initiatives, and, in connection with our use of these systems, we rely on the cybersecurity strategy and policies implemented by Inland. Any disruptions in these systems or the failure of these systems to operate as expected could, in the future, adversely affect our ability to access and use certain applications and could, depending on the nature and magnitude of the problem, adversely affect our operating results by limiting our ability to effectively monitor and control our operations, adjust to changing market conditions and implement strategic initiatives. We cannot guarantee that disruptions will not be material in the future. In addition, the security measures we employ to protect our systems have in the past not detected or prevented, and may in the future not detect or prevent, all attempts to hack our systems, denial-of-service attacks, viruses, malicious software (malware), employee error or malfeasance, phishing attacks, security breaches, disruptions during the process of upgrading or replacing computer software or hardware or integrating systems of acquired assets or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by the sites, networks and systems that we otherwise maintain, which include cloud-based networks and data center storage.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Technological developments in artificial intelligence, including machine learning, generative artificial intelligence and similar technologies that collect, aggregate, analyze or generate data or other materials (collectively “AI”), and their current and potential future applications including in the real estate, capital and financial markets, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. While we and our Business Manager have not directly integrated the use of AI in our and its business currently, our Business Manager could integrate AI into our business in the future. We and our Business Manager may also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our Business Manager may not be in a position to control the use of AI technology in third-party products or services. Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. The use of AI could also exacerbate or create new and unpredictable risks to our business and the Business Manager’s business, including by potentially significantly disrupting the markets in which we operate or subjecting us and our Business Manager to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of us and our Business Manager. The use of AI by bad actors could heighten the sophistication and effectiveness of cybersecurity attacks experienced by us and our Business Manager. Further, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error. As AI technology and its applications continue to develop rapidly, it is impossible to predict the future risks that may arise from such developments to our industry or business.

If our Business Manager or Real Estate Manager lose or are unable to obtain key or other skilled personnel, our ability to implement our investment strategies could be hindered.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel that we engage, such as Mr. Michael, or that we access through our Business Manager and Real Estate Manager. Neither the Business Manager nor the Real Estate Manager has employment agreements with any of the other people that serve as executive officers of the Company, the Business Manager or the Real Estate Manager. We cannot guarantee that all, or any of these people, will continue to be available to provide services to us. If any of these individuals were to cease their employment or other relationship with our Business Manager or Real Estate Manager, respectively, our results and ability to pursue our business plan could suffer. Further, we do not separately maintain “key person” life insurance that would provide us with proceeds in the event of death or disability of these persons. We believe our future success depends, in part, upon the ability of our Business Manager and Real Estate Manager to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Business Manager or Real Estate Manager will be successful in attracting and retaining skilled personnel. If our Business Manager or Real Estate Manager loses or is unable to obtain the services of key or other skilled personnel due to, among other things, an overall labor shortage, lack of skilled labor, increased turnover or increased labor costs, or as a result of other general macroeconomic factors, our ability to implement our investment strategies could be delayed or hindered, and a perception of reduced management capabilities could cause the market value of our investments to decline.

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

Inland has established a Computer Security Incident Response Team (“Inland CSIRT”), which aims to manage and mitigate the impact of cybersecurity breach events, including those arising from or impacting our Business Manager and service providers (including the transfer agent), tenants, and other business contacts. Members of the Inland CSIRT include Inland’s VP Director of IT Infrastructure & Information Security, who has more than 24 years of experience in information technology security and leads Inland’s cybersecurity program, and its Head of Technology Strategy, as well as members of the firm’s legal, risk, and communications groups. Inland has established a notification decision framework to determine when the Inland CSIRT will provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including members of our Business Manager’s management, and our Board and Audit Committee, as appropriate.

Oversight of Cybersecurity Risks

The board and our audit committee oversee our cybersecurity risk exposures and the steps taken by management to identify, monitor and mitigate cybersecurity risks to align our risk exposure with our strategic objectives. With respect to such cybersecurity risk oversight, our board and/or our audit committee receive periodic reports and/or updates from management on the primary cybersecurity risks facing us and the Business Manager and the measures we, and the Business Manager are taking to mitigate such risks. In addition to such reports and updates, our board or our audit committee receive updates from management as to changes to our and the Business Manager’s cybersecurity risk profile or certain newly identified risks. In the event of an incident, we intend to follow Inland’s incident response plan, which outlines the steps to be followed from incident identification, mitigation, recovery and notification to legal counsel, senior leadership and the board or audit committee, as appropriate.

Impact of Cybersecurity Risks

As of the date of this filing, we and our Business Manager have not experienced a material information security breach incident and the expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, financial condition, results of operations, or cash flows. See “Risk Factors – General Risks” for more information regarding cybersecurity risks.

Item 2. Properties

(Dollar amounts in thousands, except per square foot amounts)

The table below presents a summary of our investment properties as of December 31, 2025 and 2024.

	As of December 31, 2025	As of December 31, 2024
Number of properties	52	52
Purchase price	$1,624,667	$1,624,667
Total square footage	7,170,218	7,168,608
Physical occupancy	92.0%	93.1%
Economic occupancy	92.2%	93.4%
Weighted average remaining lease term (years) (a)	4.5	4.6
(a)
Weighted average remaining lease term is based on a weighting by ABR as of December 31, 2025.

As of December 31, 2025 and 2024, ABR per square foot averaged $19.57 and $19.72, respectively, for all properties owned. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, excluding ground leases. ABR per square foot including ground leases averaged $17.23 and $16.93, as of December 31, 2025 and 2024, respectively.

During the years ended December 31, 2025 and 2024, we did not purchase or sell any properties.

The table below presents information for each of our investment properties as of December 31, 2025.

Property (a)	Location	Square Footage	Physical Occupancy	Economic Occupancy	Mortgage Balance	Interest Rate
Newington Fair	Newington, CT	186,205	72.3%	72.3%	$—	—
Wedgewood Commons	Olive Branch, MS	169,558	93.2%	93.2%	—	—
Park Avenue	Little Rock, AR	78,702	96.5%	96.5%	—	—
North Hills Square	Coral Springs, FL	63,829	100.0%	100.0%	—	—
Mansfield Shopping Center	Mansfield, TX	148,529	86.6%	86.6%	—	—
Lakeside Crossing	Lynchburg, VA	67,034	97.8%	97.8%	—	—
MidTowne Shopping Center	Little Rock, AR	126,288	73.2%	73.2%	—	—
Dogwood Festival	Flowood, MS	188,770	90.7%	90.7%	—	—
Pick N Save Center	West Bend, WI	94,446	98.9%	98.9%	—	—
Harris Plaza	Layton, UT	126,311	77.6%	77.6%	—	—
Dixie Valley	Louisville, KY	119,911	90.1%	90.1%	—	—
The Landings at Ocean Isle	Ocean Isle, NC	53,203	97.4%	97.4%	—	—
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,606	97.2%	99.2%	—	—
Harvest Square	Harvest, AL	70,590	100.0%	100.0%	—	—
Heritage Square	Conyers, GA	22,510	93.8%	93.8%	—	—
The Shoppes at Branson Hills	Branson, MO	256,244	94.7%	94.7%	—	—
Branson Hills Plaza	Branson, MO	210,201	100.0%	100.0%	—	—
Copps Grocery Store	Stevens Point, WI	69,911	100.0%	100.0%	—	—
Fox Point Plaza	Neenah, WI	171,121	99.1%	99.1%	—	—
Shoppes at Lake Park	West Valley City, UT	52,997	82.5%	82.5%	—	—
Plaza at Prairie Ridge	Pleasant Prairie, WI	9,035	100.0%	100.0%	—	—
Green Tree Shopping Center	Katy, TX	147,621	85.2%	85.2%	—	—
Eastside Junction	Athens, AL	79,675	98.4%	98.4%	—	—
Fairgrounds Crossing	Hot Springs, AR	155,127	98.9%	98.9%	—	—
Prattville Town Center	Prattville, AL	168,842	100.0%	100.0%	—	—
Regal Court	Shreveport, LA	363,061	92.5%	92.5%	—	—
Shops at Hawk Ridge	St. Louis, MO	75,951	100.0%	100.0%	—	—
Walgreens Plaza	Jacksonville, NC	42,219	52.8%	52.8%	—	—
Frisco Marketplace	Frisco, TX	112,024	94.6%	94.6%	—	—
White City	Shrewsbury, MA	257,128	87.4%	87.4%	—	—
Yorkville Marketplace	Yorkville, IL	111,591	96.0%	96.0%	—	—
Shoppes at Market Pointe	Papillion, NE	253,793	99.0%	99.0%	—	—
Marketplace at El Paseo	Fresno, CA	224,683	95.2%	96.4%	—	—
The Village at Burlington Creek	Kansas City, MO	157,937	77.5%	77.5%	—	—
Milford Marketplace	Milford, CT	111,911	100.0%	100.0%	18,727	4.02%
Settlers Ridge	Pittsburgh, PA	473,871	90.5%	90.5%	—	—
Blossom Valley Plaza	Turlock, CA	111,475	98.7%	98.7%	—	—
Oquirrh Mountain Marketplace	South Jordan, UT	75,950	97.1%	97.1%	—	—
Marketplace at Tech Center	Newport News, VA	210,648	89.3%	93.1%	—	—
Coastal North Town Center	Myrtle Beach, SC	304,662	97.9%	97.9%	—	—
Oquirrh Mountain Marketplace II	South Jordan, UT	10,150	84.7%	84.7%	—	—
Wilson Marketplace	Wilson, NC	311,030	98.8%	98.8%	—	—
Pentucket Shopping Center	Plaistow, NH	199,454	97.4%	97.4%	—	—
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%	—	—
New Town	Owings Mill, MD	117,593	44.1%	44.1%	—	—
Olde Ivy Village	Smyrna, GA	46,500	79.5%	87.7%	—	—
Northpark Village Square	Santa Clarita, CA	87,103	97.9%	97.9%	—	—
Lower Makefield Shopping Center	Lower Makefield, PA	74,953	82.9%	82.9%	—	—
Denton Village	Denton, TX	48,280	96.9%	96.9%	—	—
Rusty Leaf Plaza	Orange, CA	59,188	95.3%	95.3%	—	—
Northville Park Place	Northville, MI	78,421	82.8%	82.8%	—	—
CityPlace	Woodbury, MN	174,788	98.4%	98.4%	—	—
Portfolio total		7,170,218	92.0%	92.2%	$18,727	4.02%

(a)
All of our properties, except Milford Marketplace property, are included in the pool of properties comprising the borrowing base under our Credit Facility as of December 31, 2025.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of December 31, 2025:

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co	5	$4,899	4.3%	$16.54	296,150	4.1%
The TJX Companies, Inc.	14	3,834	3.4%	10.83	354,070	4.9%
Ross Dress for Less, Inc.	10	2,828	2.5%	10.79	262,080	3.7%
Ulta Salon, Cosmetics & Fragrance Inc.	13	2,826	2.5%	21.23	133,076	1.9%
Amazon/Whole Foods Market Group, Inc.	3	2,447	2.1%	21.21	115,396	1.6%
Planet Fitness	6	2,190	1.9%	17.74	123,486	1.7%
Dick’s Sporting Goods, Inc.	4	2,158	1.9%	11.94	180,766	2.5%
PetSmart	7	2,129	1.9%	15.36	138,578	1.9%
Sprouts Farmers Market, LLC	4	2,093	1.8%	18.50	113,092	1.6%
Albertsons/Jewel/Shaw’s	2	2,090	1.8%	16.34	127,892	1.8%
Top Ten Tenants	68	$27,494	24.1%	$14.91	1,844,586	25.7%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place as of December 31, 2025:

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,428,396	21.6%	10.7%
Grocery	1,331,575	20.1%	16.8%
Lifestyle, Health Clubs, Books & Phones	873,733	13.2%	15.8%
Home Goods	819,541	12.4%	6.9%
Restaurant	641,870	9.7%	18.8%
Apparel & Accessories	453,551	6.9%	9.1%
Consumer Services, Salons, Cleaners, Banks	349,070	5.3%	9.6%
Pet Supplies	258,136	3.9%	3.9%
Sporting Goods	204,122	3.1%	2.3%
Health, Doctors & Health Foods	201,977	3.1%	5.3%
Other	51,485	0.7%	0.8%
Total	6,613,456	100.0%	100.0%

The following table sets forth a summary of our property type based on annualized base rent in-place for leases as of December 31, 2025:

Property Type	Percent of Total Annualized Base Rent
Grocery	59%
Grocery Shadow-Anchored	28%
Community Center	7%
Power Center	6%
Total	100%

The following table sets forth a summary, as of December 31, 2025, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant:

Size of Tenant	Description - Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	49%	5.4
Junior Box	5,000-9,999	13%	3.9
Small Shop	Less than 5,000	38%	3.5
Total		100%	4.5

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

Lease Expirations

The following table sets forth a summary, as of December 31, 2025, of lease expirations scheduled to occur during each of the calendar years from 2026 to 2035 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to December 31, 2025. Annualized base rent represents the rent in place for the applicable property as of December 31, 2025. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $19.57, or $104,094 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases - Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2026	105	360,066	5.4%	$8,670	7.6%	$24.08
2027	122	794,473	12.0%	13,726	12.0%	17.28
2028	150	1,433,093	21.7%	19,223	16.9%	13.41
2029	132	899,771	13.6%	17,105	15.0%	19.01
2030	133	882,557	13.3%	18,982	16.7%	21.51
2031	50	372,127	5.6%	7,624	6.7%	20.49
2032	34	232,910	3.5%	5,294	4.6%	22.73
2033	27	197,841	3.0%	3,679	3.2%	18.59
2034	26	592,405	9.0%	7,374	6.5%	12.45
2035	25	416,509	6.3%	6,350	5.6%	15.25
Thereafter	14	431,704	6.6%	5,905	5.2%	13.68
Leased Total	818	6,613,456	100.0%	$113,932	100.0%	$17.23

Item 3. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our shares of common stock. From time to time, we publish an estimated per share value of our common stock to assist broker dealers whose clients own shares of our common stock comply with the rules published by FINRA. On December 8, 2025, our board established an Estimated Per Share NAV of our common stock as of September 30, 2025 equal to $16.89 per share. For additional information on the determination of our Estimated Per Share NAV, please see the disclosures under Item 8.01 of our Current Report on Form 8-K filed with the SEC on December 9, 2025.

As of March 10, 2026, we had 15,954 stockholders of record.

Distributions

We currently pay distributions on a quarterly basis. However, the actual amount and timing of distributions, if any, is determined by our board in its discretion, based on its analysis of our actual and expected cash flow, capital expenditures and investments, as well as general financial conditions.

During both the years ended December 31, 2025 and 2024, we declared quarterly distributions in an amount equal to $0.135600 per share.

The following table shows the sources for the payment of distributions to common stockholders for the periods indicated (Dollar amounts in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024
		% of Distributions		% of Distributions
Distributions:
Distributions paid in cash	$19,590		$14,601
Distributions reinvested through DRP (1)	—		5,001
Total distributions	$19,590		$19,602
Source of distribution coverage:
Cash flows provided by operating activities	$19,590	100%	$19,602	100%
Total source of distribution coverage	$19,590	100%	$19,602	100%
Cash flows provided by operating activities (GAAP basis)	$42,697		$43,292
Net loss (in accordance with GAAP)	$(11,047)		$(14,978)
____________

(1)
As noted herein, the DRP was suspended effective as of October 1, 2024 and subsequently reinstated effective February 1, 2026.

Share Repurchase Program

We are authorized, through the SRP, to repurchase shares from stockholders who purchased their shares from us as opposed to another stockholder or received their shares through a non-cash transfer and have held their shares for at least one year. Repurchases are governed by the terms of the Sixth Amended and Restated Share Repurchase Program (the “Sixth SRP”) adopted by the board on December 17, 2025, effective on February 1, 2026. Repurchases are made in our sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), as defined in the SRP, the one year holding period does not apply. Under the Sixth SRP, the repurchase price will be equal to the then-current Estimated Per Share NAV for the Exceptional Repurchases and equal to 80 percent of the then-current Estimated Per Share NAV for “ordinary repurchases.” Under the Sixth SRP, the board has the discretion to establish the proceeds available to fund repurchases each quarter and can use proceeds from all sources available to us, in the board’s sole discretion. The board also has the discretion to determine the amount of repurchases, if any, to be made each quarter based on its evaluation of our business, cash needs and any other requirements of applicable law. The entirety of the Sixth SRP is available on our website. The SRP was suspended effective as of October 1, 2024 but reinstated effective February 1, 2026. The SRP will immediately terminate if our shares are listed for trading on a national securities exchange. In addition, our board, in its sole discretion, may amend, suspend (in whole or in part), or terminate our SRP. We will send stockholders notice of any change at least thirty days prior to the change becoming effective and will disclose the change in a report filed with the SEC on either Form 8-K, Form 10-Q or Form 10-K, as appropriate. Further, our board reserves the right in its sole discretion, at any time, and from time to time to reject any requests for repurchases. We did not repurchase any shares during the time the SRP was suspended.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding the securities authorized for issuance under our equity compensation plan, reference is made to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” which is included in this Annual Report on Form 10-K.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K.

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

The following discussion and analysis is based on the consolidated financial statements for the years ended December 31, 2025, 2024 and 2023. Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes thereto.

Overview

As noted above, we were formed and sponsored by IREIC to acquire and manage a portfolio of commercial real estate investments located in the United States. We elected to be taxed as a REIT commencing with the tax year ended December 31, 2013. Our strategic plan focuses primarily on acquiring and owning a portfolio substantially all of which is comprised of grocery-anchored properties. As noted herein, the board has asked the Business Manager to evaluate the Company’s business plan and related strategy and to consider and present alternatives and enhancements to this plan and strategy for board review with a view towards being able to increase the Company’s assets and cash flow on an accretive basis as well as to enhance the Company’s capital (primarily equity) and provide liquidity to stockholders over time. See, however, “Risk Factors – Risks Related to Our Business – The board’s recent review of strategic alternatives did not result in a liquidity event for stockholders and there is no assurance that any future review or strategies resulting therefrom will increase our capital resources or result, in among other things, an event or events that create liquidity for stockholders” for additional information.

We raised equity capital through a “best efforts” offering that commenced on October 18, 2012, and concluded on October 16, 2015. We sold 33,534,022 shares of common stock in the offering generating gross proceeds of $834.4 million. We have not raised any further equity capital through underwritten or best-efforts basis since the offering was completed. We have also generated equity capital through the sale of shares through our DRP. As noted herein, the DRP was suspended in September 2024 until February 2026. Since inception until December 31, 2025, we had issued a total of 6,760,659 shares through the DRP generating aggregate proceeds of $148.1 million. Although the DRP was recently reinstated, there is no assurance that stockholders will continue to participate at the level before suspension. We have also used, and may continue to use, various sources of debt capital to fund acquisitions and other capital and operating needs as further described.

As of December 31, 2025, we owned 52 retail properties, totaling 7.2 million square feet located in 24 states. A majority of our properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. As of December 31, 2025, grocery-anchored or grocery shadow-anchored shopping center properties represented 87% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center near a grocery store that we do not own and is not a part of our shopping center but that we believe generates traffic for our shopping center. As of December 31, 2025, our portfolio had physical and economic occupancy of 92.0% and 92.2%, respectively. As of December 31, 2025, 2024 and 2023, annualized base rent (“ABR”) per square foot averaged $19.57, $19.72 and $19.61, respectively, for all owned properties. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, excluding ground leases. ABR including ground leases averaged $17.23, $16.93 and $16.79 as of December 31, 2025, 2024 and 2023, respectively. There were no acquisitions or dispositions during the year ended December 31, 2025.

We have no employees and are externally managed and advised by the Business Manager, an indirect wholly owned subsidiary of our Sponsor. We pay fees to and reimburse certain expenses incurred by the Business Manager for the services provided to us. This fee was reduced dollar-for-dollar for amounts we paid to Mark Zalatoris during the time he served as the Company’s president and chief executive officer. The agreement with Mr. Zalatoris ended on February 2, 2026, and Mr. Zalatoris resigned from his positions as president and chief executive officer effective the same date. The Business Manager will now directly pay Mr. Michael, our newly elected president and chief executive officer effective February 2, 2026, and we will pay the Business Manager the full amount of the fee it is entitled to under our agreement with the Business Manager. We do not reimburse the Business Manager for any compensation it pays to any person serving as one of our executive officers. Our properties are managed by Inland Commercial Real Estate Services LLC, also an indirect wholly owned subsidiary of our Sponsor.

Inflation and Interest Rates

Inflationary pressures, volatility in interest rates, the imposition of new duties, tariffs, trade barriers and retaliatory countermeasures by the U.S. and other governments, could all reduce consumer spending and adversely impact retailer profitability, particularly if rates rise which may impact our ability to increase rents as well as tenant demand for new and existing store locations. Regardless of inflation levels, base rent under most of our long-term anchor leases remain constant (subject to tenants’ exercise of renewal options at pre-negotiated rent increases) until the expiration of their lease terms, regardless of the inflation rate for any period. While many of our leases require tenants to pay their share of shopping center operating expenses (including common area maintenance, real estate tax and insurance expenses), our ability to collect the expense increases passed through to tenants is dependent on their ability to absorb and pay these increases. Inflation may also impact other aspects of our operating costs, including fees paid to service providers, the cost to complete redevelopments and build-outs of recently leased vacancies and interest rate costs relating to variable rate loans and refinancing of lower fixed-rate indebtedness. While we have not been significantly impacted by any of these items to date, no assurances can be provided that these inflationary pressures will not have a material adverse effect on our business in the future.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on mortgage loan and Credit Facility	•	Cash receipts from our tenants
•	Property operating expenses	•	Sale of shares through the DRP
•	General and administrative expenses	•	Proceeds from new or refinanced mortgage loans
•	Distributions to stockholders	•	Borrowing on our Credit Facility
•	Fees payable to our Business Manager and Real Estate Manager	•	Proceeds from sales of real estate (if any)
•	Repurchases of shares under the SRP	•	Proceeds from issuance of securities (if any) other than through the DRP
•	Capital expenditures, tenant improvements and leasing commissions
•	Acquisitions of real estate directly or through joint ventures
•	Redevelopments of entire properties or certain spaces within our properties

We have funded our capital needs primarily through cash flow from operations and through draws on the Credit Facility, if needed.

As of December 31, 2025 and December 31, 2024, we had total debt outstanding of $841.7 million and $837.7 million, respectively, excluding unamortized debt issuance costs. As of December 31, 2025 and December 31, 2024, the outstanding debt bore interest at a weighted average interest rate of 4.65% per annum and 4.55% per annum, respectively. As of December 31, 2025, the weighted average years to maturity for our debt was 3.2 years, not taking into account any extension options that may be exercised at our option. As of both December 31, 2025 and December 31, 2024, our borrowings were 52% of the purchase price of our investment properties. As of December 31, 2025, our cash and cash equivalents balance was $8.0 million. See “Risk Factors—Risks Associated with Debt Financing—The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition” for further information.

As of December 31, 2025, we had $248 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. As of December 31, 2025, the interest rates on the Revolving Credit Facility and the Term Loan were 5.63% per annum and 4.24% per annum, respectively. As of December 31, 2024, the interest rates on the Revolving Credit Facility and the Term Loan were 6.34% and 4.30%, respectively. Each of the Revolving Credit Facility and the Term Loan matures on April 1, 2029, subject to a twelve month extension at our option. As of March 11, 2026 and December 31, 2025, we had $18 million and $37 million, respectively, available for borrowing under the Revolving Credit Facility, subject to various terms and conditions, including compliance with the covenants which could further limit the amount available, of the credit agreement that governs the Credit Facility. Our leverage ratio, as defined in the Credit Facility, generally cannot exceed 60%, provided however that two times during the term of our Revolving Credit Facility our leverage ratio may be 65% for two consecutive quarters. Our leverage ratio was 57% as of December 31, 2025.

On January 30, 2026, we drew $19 million on the Revolving Credit Facility to repay indebtedness secured by a mortgage on the Milford Marketplace property, which had an outstanding principal balance of $18.7 million and was repaid in full on January 30, 2026. Subsequent to the payoff, the property was added to the borrowing base for the Credit Facility. See “Risk Factors—Risks Associated with Debt Financing—The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition” and “—Risks Associated with Debt Financing—Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur” for further information.

As of March 11, 2026 and December 31, 2025, a total of 52 and 51 properties, respectively, out of our 52 properties comprised the borrowing base for the Credit Facility. We may not use any property to secure debt on any particular property without removing the property from the borrowing base. Doing so would, however, reduce the amount that we may draw under the Credit Facility. As of December 31, 2025, we have paid all interest and principal amounts when due, and were in compliance with all financial covenants under the Credit Facility, as amended.

During the year ended December 31, 2025, we used $22.0 million to invest in capital expenditures and tenant improvements, which was approximately $8.1 million more than we invested during the year ended December 31, 2024. For 2026, we anticipate investing approximately $22.0 million for capital expenditures and tenant improvements. Capital expenditures and tenant improvements are funded by cash flows generated from operations during current or prior periods.

Cash Flow Analysis

	For the year ended December 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$42,697	$43,292	$39,401	$(595)	$3,891
Net cash flows used in investing activities	$(22,031)	$(13,908)	$(10,351)	$(8,123)	$(3,557)
Net cash flows used in financing activities	$(19,143)	$(28,942)	$(27,930)	$9,799	$(1,012)

Operating activities

Cash provided by operating activities decreased $0.6 million during 2025 compared to 2024 and increased $3.9 million during 2024 compared to 2023. The decrease from 2024 to 2025 was primarily due to the timing of tenant receipts and an increase in leasing commissions in 2025. The increase from 2023 to 2024 was primarily due to an increase in property net operating income primarily due to higher base rent, a decrease in cash paid for interest due to lower average debt outstanding and a decrease in business management fees in 2024 resulting from a change in the fee that became effective April 1, 2023.

Investing activities

	For the year ended December 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(Dollar amounts in thousands)
Capital expenditures	(22,031)	(13,908)	(10,351)	(8,123)	(3,557)
Net cash used in investing activities	$(22,031)	$(13,908)	$(10,351)	$(8,123)	$(3,557)

During the year ended December 31, 2025, there was an increase in cash used in investing activities compared to 2024 due to an increase in capital expenditures. During the year ended December 31, 2024, there was an increase in cash used in investing activities compared to 2023 due to an increase in capital expenditures.

Financing activities

	For the year ended December 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(Dollar amounts in thousands)
Total net changes related to debt	$447	$(9,340)	$(9,674)	$9,787	$334
Proceeds from DRP	—	5,001	6,976	(5,001)	(1,975)
Shares repurchased	—	(5,001)	(5,966)	5,001	965
Distributions paid	(19,590)	(19,602)	(19,636)	12	34
Early termination of interest rate swap agreements, net	—	—	370	—	(370)
Net cash used in financing activities	$(19,143)	$(28,942)	$(27,930)	$9,799	$(1,012)

During 2025, 2024 and 2023, cash and proceeds from Revolving Credit Facility were used to repay debt. There were no distributions reinvested through the DRP or shares repurchased through the SRP during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, we generated proceeds from the sale of shares pursuant to the DRP of $5.0 million and $7.0 million, respectively. During the years ended December 31, 2024 and 2023, share repurchases through the SRP were $5.0 million and $6.0 million, respectively. During the years ended December 31, 2025, 2024 and 2023, we paid $19.6 million, $19.6 million and $19.6 million, respectively, in distributions. As noted herein, in connection with the board’s review of strategic alternatives, the DRP and SRP were both been suspended effective October 1, 2024 and have been reinstated effective February 1, 2026.

Although the DRP was reinstated effective February 1, 2026, stockholders were required to affirmatively elect reinvestment of any future distributions we may pay through the DRP. There is no assurance that we will be able to generate proceeds through the DRP consistent with the amount generated during the years ended December 31, 2024 or 2023, if at all. See “Risk Factors—Risks Related to Our Business—Following the recent suspension of our DRP, there is no assurance that stockholders will continue to participate at the level before suspension, which may impact our ability to generate proceeds from the sale of shares in the DRP.” In addition, the terms of the SRP were recently revised. Although shares were previously purchased at a discount to the then-current Estimated Per Share NAV at the time of repurchase, under the Sixth SRP, to the extent the board authorizes repurchases during any particular period, the repurchase price will be equal to the then-current Estimated Per Share NAV for “Exceptional Repurchases” and equal to 80 percent of the then-current Estimated Per Share NAV for “Ordinary Repurchases” as those terms are defined in the SRP.

Distributions

A summary of the distributions declared, distributions paid and cash flows provided by operations during the years ended December 31, 2025, 2024 and 2023 follows (Dollar amounts in thousands, except per share amounts):

Year Ended December 31, (1)	Distributions Declared	Distributions Declared Per Share	Cash Distributions Paid	Cash Distributions Reinvested via DRP	Total Cash Distributions Paid	Cash Flows From Operations
2025	$19,591	$0.54	$19,590	$—	$19,590	$42,697
2024	$19,595	$0.54	$14,601	$5,001	$19,602	$43,292
2023	$19,634	$0.54	$12,660	$6,976	$19,636	$39,401

(1)
For the years ended December 31, 2025, 2024 and 2023, distributions were funded by cash flows from operations. Note that some distributions may be declared in one year but will not be paid until the next year, so for any given year the total distributions declared often will not match the total distributions paid.

Results of Operations

The following discussion is based on our consolidated financial statements for the years ended December 31, 2025, 2024 and 2023.

This section describes and compares our results of operations for the years ended December 31, 2025, 2024 and 2023. We generate primarily all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the periods presented, in their entirety, referred to herein as “same store” properties. By evaluating the property net operating income of our “same store” properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of any acquisitions or dispositions on net income.

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

Comparison of the Years ended December 31, 2025 and 2024 (Dollar amounts in thousands)

All 52 investment properties we currently own were held for the entirety of both the years ended December 31, 2025 and 2024.

The following table presents the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the years ended December 31, 2025 and 2024, along with a reconciliation to net loss, calculated in accordance with GAAP.

	For the year ended December 31,
	2025	2024	Change
Rental income	$150,752	$149,042	$1,710
Other property income	359	376	(17)
Total income	151,111	149,418	1,693

Property operating expenses	32,634	30,041	2,593
Real estate tax expense	18,249	17,923	326
Total property operating expenses	50,883	47,964	2,919

Property net operating income	100,228	101,454	(1,226)

Straight-line income (expense), net	1,651	383	1,268
Amortization of intangibles and lease incentives	140	(276)	416
General and administrative expenses	(8,118)	(5,817)	(2,301)
Business management fee	(9,001)	(8,963)	(38)
Depreciation and amortization	(57,254)	(60,809)	3,555
Interest expense	(39,109)	(41,272)	2,163
Interest and other income	416	322	94
Net loss	$(11,047)	$(14,978)	$3,931

Net loss. Net loss was $11,047 and $14,978 for the years ended December 31, 2025 and 2024, respectively.

Total property net operating income. During the year ended December 31, 2025, property net operating income decreased $1,226, total property income increased $1,693, and total property operating expenses including real estate tax expense increased $2,919.

The increase in total property income is primarily due to an increase in base rent in new leases and step-up rent on existing leases, and an increase in tenant recovery income. The increase in property operating expenses is primarily due to increases in the following: (i) $1,132 in repairs and maintenance expense due to the timing of projects, (ii) $772 in snow removal costs, (iii) $531 in non-recoverable expenses, (iv) $333 in insurance expense, (v) $280 in utilities and (vi) $214 in legal costs, partially offset by a decrease of $827 in direct recovery expenses.

Straight-line income (expense), net. Straight-line income (expense), net increased $1,268 in 2025 compared to 2024. This increase is primarily due to increase in rent abatements on new leases in 2025.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives increased $416 in 2025 compared to 2024. The increase is primarily due to write-off of below market leases due to early tenant move-outs.

General and administrative expenses. General and administrative expenses increased $2,301 in 2025 compared to 2024 primarily due to costs incurred for professional fees in connection with the review of strategic alternatives.

Business management fee. Business management fees increased $38 in 2025 compared to 2024. The increase is primarily due to an increase in “Average Invested Assets” as defined in the Business Management Agreement resulting from the investment in capital expenditures and tenant improvements described herein. During the years ended December 31, 2025 and 2024, $350 and $323, respectively, paid by the Company to Mr. Zalatoris reduced the amount paid by the Company to the Business Manager under the Business Management Agreement on a dollar-for-dollar basis. Because we do not expect to reimburse the Business Manager for any amounts it pays to Mr. Michael, our newly elected president and chief executive officer, effective February 2, 2026, the fee that we pay to the Business Manager will no longer be reduced.

Depreciation and amortization. Depreciation and amortization decreased $3,555 in 2025 compared to 2024. The decrease is primarily due to a larger amount of fully amortized assets in 2025 compared to 2024.

Interest expense. Interest expense decreased $2,163 in 2025 compared to 2024. The decrease is primarily due to lower average debt outstanding and a lower average interest rate.

Interest and other income. Interest and other income increased $94 in 2025 compared to 2024 primarily due to a non-recurring recovery of $165 related to unclaimed property, partially offset by lower interest income on cash.

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

General and administrative expenses. General and administrative expenses increased $580 in 2024 compared to 2023 primarily due to the amount paid to Mr. Zalatoris under the CEO Agreement and an increase in professional fees. Amounts paid to Mr. Zalatoris reduced the amount paid by the Company to the Business Manager under the Business Management Agreement on a dollar-for-dollar basis.

Business management fee. Business management fees decreased $669 in 2024 compared to 2023. The decrease is primarily due to an amendment to the Business Management Agreement that reduced the base fee. As noted herein, the amount we paid to Mr. Zalatoris under the CEO Agreement reduced our payment under the Business Management Agreement on a dollar-for-dollar basis. During the year ended December 31, 2024, total costs incurred under the CEO Agreement were $323, which are included in general and administrative expenses.

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

Leasing Activity

The following table sets forth leasing activity during the year ended December 31, 2025. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	91	524,679	$22.96	$21.60	6.3%	5.3	$—
Comparable New Leases	18	60,144	$32.05	$28.59	12.1%	8.6	$40.92
Non-Comparable New and Renewal Leases (a)	44	256,390	$12.13	N/A	N/A	6.3	$12.17
Total	153	841,213

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

Our FFO and MFFO for the years ended December 31, 2025, 2024 and 2023 are calculated as follows (Dollar amounts in thousands):

		For the year ended December 31,
		2025	2024	2023
	Net loss	$(11,047)	$(14,978)	$(15,123)
Add:	Depreciation and amortization related to investment properties	57,254	60,809	59,542
	Funds from operations (FFO)	46,207	45,831	44,419

Less:	Amortization of acquired lease intangibles, net	(357)	72	(2,323)
	Straight-line income (expense), net	(1,651)	(383)	(411)
	Modified funds from operations (MFFO)	$44,199	$45,520	$41,685

Critical Accounting Estimates

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Our significant accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2025 Notes to Consolidated Financial Statements in Item 15. We have identified Impairment of Investment Properties as a critical accounting policy.

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

Recent Accounting Pronouncements

For information related to recently issued accounting pronouncements, reference is made to Note 2 – “Summary of Significant Accounting Policies” which is included in our December 31, 2025 Notes to Consolidated Financial Statements in Item 15.

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

As of December 31, 2025, we had outstanding debt of $841.7 million, excluding unamortized debt issuance costs, bearing interest rates ranging from 4.02% to 5.63% per annum. The weighted average interest rate was 4.65% per annum, which includes the effect of interest rate swaps. As of December 31, 2025, the weighted average years to maturity for our mortgage and Credit Facility payable was 3.2 years.

As of December 31, 2025, our fixed-rate debt consisted of a secured mortgage financing with a carrying value of $18.7 million and a fair value of $18.7 million. On January 30, 2026, this indebtedness was repaid in full.

As of December 31, 2025, we had $298 million of debt or 35% of our total debt, excluding unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 5.61% per annum. We had additional variable rate debt subject to swap agreements of $525 million, or 62% of our total debt, excluding unamortized debt issuance costs, as of December 31, 2025.

If interest rates on all debt which bears interest at variable rates as of December 31, 2025 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $3.0 million annually. If interest rates on all debt which bears interest at variable rates as of December 31, 2025 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by $3.0 million annually.

Regarding variable rate financing, our management assesses our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We utilize risk management control systems implemented by our Business Manager to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions.

We use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions are determined considering the facts and circumstances existing at the time of the hedge. We have used derivative financial instruments, specifically interest rate swap contracts, to hedge against interest rate fluctuations on variable rate debt, which exposes us to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us because the counterparty may not perform. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We seek to manage the market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. There is no assurance we will be successful.

Derivatives

For information related to derivatives, reference is made to Note 5 – “Debt and Derivative Instruments” which is included in our December 31, 2025 Notes to Consolidated Financial Statements in Item 15.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Arrangements

During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers and their positions and ages are as follows:

Name	Age*	Position
Catherine L. Lynch	67	Chairperson of the Board
Stephen L. Davis	68	Lead Independent Director
Lee A. Daniels	83	Independent Director
Gwen Henry	85	Independent Director
Alan Feldman**	62	Independent Director
Bernard J. Michael***	66	Director, President and Chief Executive Officer
Anthony Chereso	63	Director
Jerry Kyriazis	57	Chief Financial Officer
Cathleen M. Hrtanek	49	Secretary

* As of January 1, 2026

** Was elected as a director effective January 28, 2026

*** Was an independent director until elected to serve as president and chief executive officer effective February 2, 2026

Catherine L. Lynch, 67. Director and the Chairperson of our board since May 2025. Ms. Lynch served as our chief financial officer from April 2014 to May 2025 and treasurer from April 2018 to May 2025. Ms. Lynch joined IREIC in 1989 and has been a director of the Business Manager since August 2011. Ms. Lynch has also been a director of The Inland Group, LLC since June 2012 and has served as the treasurer and secretary (since January 1995), the chief financial officer (since January 2011) and a director (since April 2011) of IREIC and as a director (since July 2000) and chief financial officer and secretary (since June 1995) of Inland Securities Corporation. She also served as the chief financial officer of Inland Residential Properties Trust (“IRPT”) and the IRPT business manager from December 2013 until October 2019 and treasurer of the IRPT business manager from December 2013 to October 2014. Ms. Lynch also serves as the chief financial officer and treasurer (since October 2016) of InPoint Commercial Real Estate Income, Inc. (“InPoint”) and as the chief financial officer and treasurer of the InPoint advisor (since August 2016). Ms. Lynch also has served as a director of IPC since May 2012. Ms. Lynch served as the treasurer of Inland Capital Markets Group, Inc. from January 2008 until October 2010, as a director and treasurer of Inland Investment Advisors, LLC from June 1995 to December 2014 and as a director and treasurer of Inland Institutional Capital, LLC from May 2006 to December 2014. Ms. Lynch worked for KPMG Peat Marwick LLP from 1980 to 1989. Ms. Lynch received her bachelor’s degree in accounting from Illinois State University. Ms. Lynch is a member of the Illinois CPA Society. Ms. Lynch also is registered with the Financial Industry Regulatory Authority, Inc. (“FINRA”) as a financial operations principal.

Our board believes that the depth and variety of Ms. Lynch’s experience, especially the experience gained in her roles with various Inland-related entities, make her well qualified to serve as a member of our board.

Stephen L. Davis, 68. Independent director since February 2012 and lead independent director since January 2026. Mr. Davis serves as a member of the audit committee, nominating and corporate governance committee and the compensation committee. Mr. Davis served on the board of Heska Corporation from August 2020 until July 2023 and was a member of its audit committee and chair of its corporate governance committee in each case from February 2021 until July 2023. Mr. Davis also served on the board of PMI Energy Solutions, LLC from 2013 until 2023. Additionally, Mr. Davis served on the board of the Trust Company of Illinois from 2016 until 2022. Mr. Davis has over 30 years of experience in real estate development and has been the chairman of The Will Group, Inc., a construction-related company founded in 1986. In his position with The Will Group, Mr. Davis was instrumental in the construction of the Kennedy King College campus, located in Chicago, Illinois, and the coordination of the “Plan for Transformation” for Altgeld Gardens, a public housing development located in Chicago, Illinois. Since October 2003, Mr. Davis has overseen property management operations for several properties owned by his family-owned real estate trust, including a $28 million industrial development in Chicago’s North Lawndale community.

Mr. Davis served as commissioner of aviation and chair of the board of the DuPage County Airport Authority overseeing management of the DuPage County Airport, Prairie Landing Golf Course and the 500-acre DuPage County Business Park from March 2005 until 2022. From 2006 to 2016, Mr. Davis served as a director of Wheaton Bank & Trust, and a member of its loan committee responsible for reviewing and analyzing residential and commercial loan portfolios, developer credentials and viability, home builders and commercial and industrial loans. Mr. Davis obtained his bachelor’s degree from the University of Tennessee.

Our board believes that Mr. Davis’s real estate development experience, his experience as a director of another public company and his leadership qualities makes him well qualified to serve as a member of our board.

Lee A. Daniels, 83. Independent director since February 2012. Mr. Daniels serves as a member of the audit committee, the nominating and corporate governance committee and the compensation committee (including as its chair, since January 2026). Mr. Daniels served as our lead independent director from September 2017 to January 2026. Mr. Daniels served on the board of Kite Realty Group from 2014 to 2021 and the board of Inland Diversified Real Estate Trust, Inc. (“Inland Diversified”), an entity formed and sponsored by affiliates of the Business Manager, from its inception in 2008 until its merger with Kite in 2014.

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

Mr. Daniels served on the board of directors of Haymarket Center, a nonprofit behavioral health treatment center located in Chicago, Illinois from 2010 through 2024, and as its chairman of the board from 2014 through 2024. He currently serves as Chairman Emeritus. He served as the chair of the Presidential Search Committee for the College of DuPage from 2015 to 2016. He previously served on the board of Elmhurst Memorial Healthcare from 1981 to 2013, the board of governors from 1990 to 2013, and the board of Elmhurst Memorial Hospital Foundation from 1980 to 1984 and in 2013. Mr. Daniels also served on the board of Suburban Bank and Trust Company of Elmhurst from 1994 to 1996, the board of Elmhurst Federal Savings and Loan Association from 1991 to 1994, and the board of DuPage Easter Seals from 1970 to 1973.

Mr. Daniels received his bachelor’s degree from the University of Iowa and his law degree from the University of Illinois at Chicago Law School (f/k/a/ The John Marshall Law School). He received a Distinguished Alumni Award from both The John Marshall Law School and the University of Iowa, and an Honorary Doctor of Laws from Elmhurst College.

Our board believes that Mr. Daniels’ depth of knowledge and experience, based on his over 50 years of legal practice and his service as a board member of other entities including other real estate investment trusts make him well qualified to serve as a member of our board.

Gwen Henry, 85. Independent director since February 2012. Ms. Henry serves as chairperson of the audit committee and is a member of the nominating and corporate governance committee and the compensation committee. Ms. Henry currently has served as the treasurer of DuPage County, Illinois since December 2006. In this position, Ms. Henry is responsible for the custody and distribution of DuPage County funds. In addition, from April 1981 to 2019, Ms. Henry was a partner at Dugan & Lopatka, a regional accounting firm, and a member of the firm’s controllership and consulting services practice, where she specialized in financial consulting and tax and business planning for privately-held companies. Since December 2009, Ms. Henry has served as a board member of the Illinois Municipal Retirement Fund, a $55 billion fund which has investments exceeding $1.5 billion allocated to real estate. She currently serves as chair of the fund’s investment committee and is a member of the audit committee and the legislative committee.

Ms. Henry previously served as a commissioner of the DuPage County Forest Preserve from December 2002 to November 2006 and as chair to the special committee responsible for the DuPage County Budget from December 2002 to November 2004 and was a member of the DuPage County finance committee from November 1996 to November 2002. Ms. Henry also has held several board and chair positions for organizations including as treasurer of the Marianjoy Rehabilitation Hospital from June 2002 to May 2008, chairperson of the board of the Central DuPage Health System from October 1995 to September 1999, and director of the Central DuPage Hospital Foundation from October 2002 to 2016. She was elected and served as Mayor of the City of Wheaton, Illinois from March 1990 to December 2002.

Ms. Henry received her bachelor’s degree from the University of Kansas. She is a certified public accountant, a designated certified public funds investment manager and a certified public finance administrator.

Our board believes that Ms. Henry’s over 35 years of public accounting experience, coupled with her governmental and board experience, makes her well qualified to serve as a member of our board.

Alan F. Feldman, 62. Independent director since January 2026. Mr. Feldman serves as the chairperson of the nominating and corporate governance committee and is a member of the audit committee and the compensation committee. Mr. Feldman currently serves as a senior fellow of the Zell-Lurie Real Estate Center at The Wharton School, University of Pennsylvania, where he has also taught since 2013. Mr. Feldman has served as an independent director of EQT Exeter Real Estate Income Trust, Inc. since June 2023 and an independent director of IPC Alternative Real Estate Income Trust, Inc. (“ALT REIT”), another non-listed REIT sponsored by the

Company’s sponsor, since January 2026. Mr. Feldman served as the chief executive officer and chairman of the board of directors of Resource REIT from October 2012 to May 2022, and as Resource REIT’s president from September 2020 to May 2022. Resource REIT was a non-listed REIT which was acquired by Blackstone Real Estate Income Trust, Inc. in May 2022. At Resource REIT, Mr. Feldman was responsible for overseeing the strategy for the company and its real estate investment portfolio. Prior to Resource REIT’s mergers with Resource Real Estate Opportunity REIT, Inc. (“REIT I”) and Resource Apartment REIT III, Inc. (“REIT III”) in January 2021, he was also chief executive officer and chairman of the board of REIT I from June 2009 and REIT III from June 2017. He also served as the president of REIT I and REIT III from September 2020 until the mergers. Mr. Feldman served as a senior vice president of Resource America from August 2002 to September 2020 and as chief executive officer of its wholly owned subsidiary, Resource Real Estate (Resource REIT’s founding sponsor) from May 2004 to September 2020. From 1998 to 2002, Mr. Feldman was a vice president at Lazard Freres & Co., an investment banking firm specializing in, among other market segments, real estate matters. From 1992 through 1998, Mr. Feldman was an executive vice president of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization. From 1990 to 1992, Mr. Feldman was a director at Strouse, Greenberg & Co., a regional full-service real estate company. From 1986 through 1988, Mr. Feldman was an engineer at Bristol-Myers Squibb Corporation. Mr. Feldman received Bachelor of Science and Master of Science degrees in chemical engineering from Tufts University, and a Master of Business Administration degree from The Wharton School, University of Pennsylvania.

Our board believes that Mr. Feldman’s experience as a director of numerous other non-listed REITs makes him well qualified to serve as a member of our board.

Bernard J. Michael, 66. Mr. Michael has served as a director of the Company since September 2014. He qualified as “independent” until his election as our president and chief executive officer in January 2026. Mr. Michael co-founded AWH Partners, LLC, a privately held real estate investment, development and management firm. He served as co-managing partner of the firm until 2018 and owns a minority interest in the firm. Under Mr. Michael’s leadership, AWH acquired more than $1.4 billion in hotel investments and managed or completed hotel redevelopment projects totaling more than $300 million. In early 2012, AWH acquired Lane Hospitality, which it rebranded as Spire Hospitality, a top-tier national hospitality platform formed in 1980. Mr. Michael also served as the chairman and chief executive officer and president of the Center for Jewish History, a not-for-profit museum and archive in New York, until 2024.

Mr. Michael has over 25 years of experience as a practicing lawyer specializing in real estate with a focus on sophisticated real estate transactions across all asset classes for some of the world's largest property owners, developers and lenders. Mr. Michael was the founder and senior partner of Michael, Levitt & Rubenstein, LLC, a law firm focusing on real estate sales, acquisitions, development, leasing and financing. Mr. Michael and his team worked on some of the largest transactions in New York City, including the development of Time Warner Center and the Hudson Yards projects for The Related Companies. In addition, Mr. Michael and his firm represented developers on major multi-family, retail, office and hospitality projects in China, Saudi Arabia, and in most major cities across the United States.

Prior to forming Michael, Levitt & Rubenstein LLC, Mr. Michael was a partner in the real estate group at Proskauer Rose, LLP. Prior to that, Mr. Michael was an attorney at Weil, Gotschal & Manges and Shea & Gould. Mr. Michael is a graduate of Brown University and New York University School of Law.

Our board believes that Mr. Michael’s prior business experience and his leadership qualities make him well qualified to serve as a member of our board.

Anthony Chereso, 63. Director since November 2025. Mr. Chereso is the chief executive officer and president of The Inland Real Estate Companies, LLC, which is part of Inland, a position in which he has served since January 2024. Mr. Chereso joined Inland in July 2022 as the chief financial officer and has over 30 years of experience in finance, tax, audit, commercial real estate, capital markets and the alternative investment industry. Mr. Chereso serves on the boards of directors of numerous Inland entities, including the Business Manager (since May 2025), IREIC (since February 2024), IPC (since February 2024), Inland Securities Corporation (since May 2025), and IREA (since February 2023 and as chairman since January 2025). Mr. Chereso has also served as a member of the board of managers of IPC Alternative Real Estate Advisor, LLC, advisor to ALT REIT (since August 2023). Mr. Chereso serves as a member of the board of directors of ALT REIT since January 2026, and previously served as a member of the board of directors of ALT REIT from January 2024 until October 2025.

Prior to joining Inland, Mr. Chereso worked as president and chief executive officer of the Institute for Portfolio Alternatives from 2015 to 2022. Previously, he was a director at United Development Funding from 2013 to 2015, the president and chief executive officer of FactRight, a third-party independent securities due diligence and research firm, from 2007 to 2013, and has held roles in capital markets at various real estate investment companies. Additionally, he worked in corporate finance, tax, and audit with Verizon Communications (formerly GTE) from 1985 to 2000. Mr. Chereso is a graduate of the DePaul University School of Business.

Our board believes that Mr. Chereso’s extensive experience in finance, tax, audit, commercial real estate, capital markets, the alternative investment industry and natural leadership ability make him well qualified to serve as a member of our board.

Jerry Kyriazis, 57. Chief Financial Officer and Treasurer since May 2025. Mr. Kyriazis is the senior vice president, director of Portfolio Finance for IREIC, serving several Inland entities, including the Company, InPoint and ALT REIT. Mr. Kyriazis has served as the chief financial officer of ALT REIT and its advisor since June 2023 and October 2022, respectively, as the chief financial officer and treasurer of IVP MHC Fund III, LLC and its business manager since their inception in September 2022, and as the chief financial officer and treasurer of MH Ventures Fund II, Inc. and its business manager since their inception in September 2020. Prior to joining Inland in 2018, Mr. Kyriazis served as director of financial reporting and accounting policy for Citadel LLC (a global hedge fund manager) from 2007 to 2018. He served as vice president, finance and chief accounting officer for Trizec Properties, Inc. from 2002 to 2007 and as vice president, controller for LaSalle Hotel Properties) from 1998 to 2000. Mr. Kyriazis worked for PricewaterhouseCoopers LLP from 1990 to 1998. Mr. Kyriazis received his MBA from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Kyriazis received his bachelor’s degree in accounting from Northern Illinois University. Mr. Kyriazis is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society.

Cathleen M. Hrtanek, 49. Corporate secretary since August 2011. Ms. Hrtanek also served as the secretary of the Business Manager from August 2011 to December 2024. Ms. Hrtanek joined Inland in 2005 and is currently chief operating officer of TIREG, a position she assumed in May 2024 after most recently holding the titles of associate general counsel and senior vice president. Ms. Hrtanek has served as a director of Inland Securities Corporation and IPC, and a director of IPC Alternative Real Estate Advisor, LLC, since February 2024. Ms. Hrtanek serves as a director or manager of numerous other affiliates of TIREG, including as a manager of our Real Estate Manager since May 2024. Ms. Hrtanek has served as the secretary of InPoint since March 2022, its assistant secretary from August 2016 to March 2022 and secretary of its advisor from August 2016 to December 2024. Ms. Hrtanek also served as the secretary of Inland Diversified from September 2008 to July 2014 and its business manager from September 2008 to March 2016, as the secretary of IPC from August 2009 to May 2017, and as the secretary of Inland Venture Partners, LLC and its sponsored funds and their respective advisors until December 2024. Prior to joining Inland, Ms. Hrtanek was employed by Wildman Harrold Allen & Dixon LLP in Chicago, Illinois starting in September 2001. Ms. Hrtanek has been admitted to practice law in the State of Illinois and holds a bachelor’s degree in political science and French from the University of Notre Dame and a J.D. from Loyola University Chicago School of Law.

Board of Directors

Board Leadership Structure and Risk Oversight

We have separated the roles of the president and chairman of the board to recognize the difference between the two roles. Mr. Michael has served as the Company’s president and chief executive officer since February 2, 2026 when he succeeded Mr. Zalatoris, whose agreement with the Company ended effective February 2, 2026 and concurrent with the agreement ending, Mr. Zalatoris resigned each of his executive officer positions and his position as a member of the board. Mr. Michael, in his role as both our president and chief executive officer, is responsible for setting the strategic direction for the Company and for providing the day-to-day leadership of the Company. Catherine L. Lynch serves as chairperson of the board having succeeded Robert D. Parks, who resigned from his position as a director and chairperson of the board in May 2025. Ms. Lynch, as chairperson of the board, organizes the work of the board and ensures that the board has access to sufficient information to carry out its functions. Ms. Lynch presides over meetings of the board and stockholders, establishes the agenda for each meeting and oversees the distribution of information to directors.

Effective January 28, 2026, Stephen A. Davis serves as our lead independent director having succeeded Lee Daniels, who previously served as the lead independent director. Mr. Daniels continues to serve on the board. Although each board member is apprised of developments impacting our business, the lead independent director coordinates the activities of the independent directors and serves as the principal liaison between the independent directors and the chairperson of the board.

Mr. Davis presides at board meetings if the chairperson is absent; establishes board meeting agendas in collaboration with the chairperson and the various committee chairs and recommends matters for the board and committees to consider; advises the chairperson of the board as to the quality, quantity and timeliness of the information submitted to the directors; calls meetings of the independent directors or calls for executive sessions during board meetings; and presides at meetings of the independent directors or, in the absence of the chairperson, executive sessions of the board. The lead independent director also performs such other responsibilities as the board may determine.

Our board believes that having a lead independent director with the duties and responsibilities described above, provides the same independent leadership, oversight, and benefits to the Company and the board that would be provided by having an independent chairperson of the board. Our board, including our independent directors, is responsible for approving all material transactions. Each transaction between us and the Business Manager or its affiliates must be approved by the affirmative vote of a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction. In addition, each board member is kept apprised of our business and developments impacting our business and has complete and open access to the members of our management team, the Business Manager and our Real Estate Manager.

Our board oversees risk management for the Company through: (1) the board’s review and discussion of regular periodic reports to the board and its committees, including management reports and studies on existing market conditions, leasing activity and property operating data, as well as actual and projected financial results, and various other matters relating to our business; (2) requiring approval by the board of material transactions, including, among others, acquisitions and dispositions of properties, financings and our agreements with the Business Manager, our Real Estate Manager and the ancillary service providers; (3) reports from the audit committee; and (4) the board’s review and discussion of regular periodic reports from our independent registered public accounting firm and other outside consultants or advisors regarding various areas of potential risk, including, among others, those relating to the qualification of the Company as a REIT for tax purposes and our internal control over financial reporting.

Communicating with Directors

Stockholders wishing to communicate with our board and its members may send communications by letter or e-mail to our corporate secretary, who will review and forward all correspondence to the appropriate person or persons for a response.

Our non-retaliation policy, also known as our “whistleblower” policy, prohibits us or any of our agents such as the Business Manager from retaliating or taking any adverse action against our employees (if we have employees), or the employees of the Business Manager or its affiliates, for raising a concern regarding items such as accounting, internal controls or auditing matters. These persons may raise their concerns by contacting our compliance officer, Cathleen M. Hrtanek, at (630) 218-8000. In addition, confidential complaints involving the Company’s accounting, auditing, and internal auditing controls and disclosure practices may be raised anonymously via email or mail as described in our non-retaliation policy. A complete copy of our non-retaliation policy may be found on our website at www.inland-investments.com/inland-income-trust under the “Corporate Governance” tab.

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

Committees of our Board of Directors

Audit Committee. Our board has an audit committee, comprised of Ms. Henry and Messrs. Daniels, Feldman and Davis, each of whom has been found by the board to be “independent” within the meaning of the applicable listing standards of the NYSE, which have been adopted by the Company in its Corporate Governance Guidelines as its standard for director independence. Ms. Henry serves as the chairperson of this committee. Our board determined that Ms. Henry qualifies as an “audit committee financial expert” as defined by the SEC. The audit committee assists the board in fulfilling its oversight responsibility relating to, among other things: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the qualifications and independence of our independent registered public accounting firm; and (4) the performance of our internal audit function and independent registered public accounting firm.

Our board has adopted a written charter under which the audit committee operates. A copy of the charter is available on our website at www.inland-investments.com/inland-income-trust under the “Corporate Governance” tab.

Nominating and Corporate Governance Committee. Our board has a nominating and corporate governance committee comprised of Ms. Henry and Messrs. Daniels, Davis and Feldman, each of whom has been found to be “independent” within the meaning of the applicable listing standards of the NYSE by the board. Mr. Feldman has served as the chairman of this committee since January 28, 2026, when he succeeded Mr. Davis as the chairman. The nominating and corporate governance committee is responsible for, among other things: (1) identifying individuals qualified to serve on the board and the nominating and corporate governance committee and recommending to the board a slate of director nominees for election by the stockholders at the annual meeting; (2) periodically reevaluating any corporate governance policies and principles adopted by the board, including recommending any amendments thereto if appropriate; and (3) overseeing an annual evaluation of the board. The nominating and corporate governance committee is also responsible for considering director nominees submitted by stockholders.

The committee considers all qualified candidates identified by members of the committee, by other members of the board, by the Business Manager and by stockholders. In recommending candidates for director positions, the committee considers many factors and evaluates each candidate considering, among other things, the candidate’s knowledge, experience, judgment and skills such as an understanding of the real estate industry or financial industry or accounting or financial management expertise. Other considerations include the candidate’s independence from conflict with the Company, the Business Manager and the Sponsor and the ability of the candidate to devote an appropriate amount of effort to board duties. The committee also focuses on people who are actively engaged in their occupations or professions or are otherwise regularly involved in the business or the academic community. The committee considers diversity in its broadest sense, including people diverse in geography, gender and ethnicity as well as representing diverse experiences, skills and backgrounds. The committee evaluates each individual candidate by considering all these factors, favoring active deliberation rather than the use of rigid formulas to assign relative weights to these factors.

Our board has adopted a written charter under which the nominating and corporate governance committee operates. A copy of the charter is available on our website at www.inland-investments.com/inland-income-trust under the “Corporate Governance” tab.

Compensation Committee. Our board has a compensation committee comprised of our independent directors. The committee is responsible for reviewing and approving all forms of compensation for the Company’s independent directors, reviewing and determining, at least annually, that the compensation the Company contracts to pay to the Business Manager is reasonable in relation to the nature and quality of services performed or to be performed. The compensation committee was also responsible for reviewing and determining the compensation paid directly by the Company to Mr. Zalatoris during the period he served as the Company’s president and chief executive officer. Mr. Daniels has served as chairperson of the committee since January 28, 2026, when he succeeded Mr. Michael as the chairman.

Our board has adopted a written charter under which the compensation committee operates. A copy of the charter is available on our website at www.inland-investments.com/inland-income-trust under the “Corporate Governance” tab.

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

Insider Trading Policy

We have adopted policies and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards applicable to the Company. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our Insider Trading Policy, a copy of which is filed herewith as Exhibit 19.1.

Item 11. Executive Compensation

Compensation Discussion and Analysis

As noted in this section and in other sections of this report, we are externally-managed by our Business Manager and do not employ any of the people that are named executive officers or “NEOs.” With one exception, we neither pay compensation to, nor reimburse, our Business Manager or Real Estate Manager for salary and other compensation paid to these people. We directly compensated Mr. Zalatoris for serving as our president and chief executive officer although the amounts that we paid offset the amount we paid to the Business Manager on a dollar-for-dollar basis. Our current president and chief executive officer, Mr. Michael, is compensated by the Business Manager or its affiliates for services rendered to us. We do not reimburse the Business Manager or any of its affiliates for this compensation. This Compensation Discussion and Analysis (“CD&A”) outlines the compensation paid to Mr. Zalatoris during the fiscal year ended December 31, 2025. Mr. Zalatoris was neither an employee of the Company nor the Business Manager or its affiliates. He served as our president and chief executive officer, pursuant to the CEO Agreement, which ended on February 2, 2026. On the day the agreement ended, Mr. Zalatoris resigned as president and chief executive officer, effective on the same date. Under the CEO Agreement, we paid Mr. Zalatoris an annual fee (payable pro rata monthly) equal to $350,000 per year. We reduced the fee paid to the Business Manager by the same amount as permitted by the Business Management Agreement. We did not pay Mr. Zalatoris any incentive compensation and did not grant him any compensation in the form of restricted stock or options by the Company. Because all amounts paid to Mr. Zalatoris reduced, on a dollar-for-dollar basis, amounts due to the Business Manager, we did not incur or pay any “net” compensation. The amount paid to Mr. Zalatoris was agreed upon between Mr. Zalatoris and representatives of the Business Manager and subsequently approved by our independent directors upon the Business Manager agreeing to the dollar-for-dollar offset noted above. The compensation committee did not evaluate the compensation amount, including by benchmarking against the compensation paid by similar entities.

All of our other executive officers, including Mr. Michael, who was elected our president and chief executive officer effective February 2, 2026, are compensated by IREIC or one or more of its affiliates, in whole or in part, for services rendered to us. We do not have agreements with any of our executive officers regarding their compensation and did not otherwise determine the compensation earned by these people or paid to by the Business Manager to these people. We neither compensate nor reimburse either the Business Manager or the Real Estate Manager for any compensation paid by these entities to the other individuals serving as our executive officers, or as executive officers of the Business Manager or the Real Estate Manager. Because we do not expect to reimburse the Business Manager for any amounts it pays to Mr. Michael, our newly elected president and chief executive officer, effective February 2, 2026, the fee that we pay to the Business Manager will no longer be reduced as described above. The fees we pay to the Business Manager and Real Estate Manager under the Business Management Agreement or the real estate management agreement, respectively, are described in more detail under “Certain Relationships and Related Transactions.”

We may, in the future, directly compensate some or all our executive officers, including by granting shares of our restricted stock or options to purchase our common stock. In that case, the compensation committee will be responsible for reviewing any additional compensation that we may pay to any of our other executive officers. In addition, the board includes the non-binding stockholder advisory votes on executive compensation and on the frequency of stockholder votes on executive compensation in the relevant proxy statement as required pursuant to Section 14A of the Exchange Act.

Summary Compensation Table

The following table summarizes the compensation of the Company’s NEOs for each of the fiscal years ended December 31, 2025, 2024, and 2023, respectively, as applicable. As noted herein, the Company: (1) sets off amounts paid to its president and chief executive officer against amounts owed to its Business Manager; (2) does not compensate any person, including persons serving as its principal financial officer; and (3) does not reimburse its Business Manager for any compensation paid by that entity to persons serving as executive officers of, or otherwise providing services to, the Company. Prior to entering into the Agreement with Mr. Zalatoris, which ended on February 2, 2026, we did not pay or reimburse any person or entity for serving as our president and chief executive officer. Mr. Zalatoris resigned from his positions as president and chief executive officer effective February 2, 2026. In accordance with rules promulgated by the SEC, certain columns relating to information that is not applicable have been omitted from the following table.

Name and Principal Position	Year	Salary	Bonus	Stock Award	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Mark E. Zalatoris, Former President and Chief Executive Officer(1)	2025	$—	$—	$—	$—	$350,000	$350,000
	2024	$—	$—	$—	$—	$323,000	$323,000
	2023	$—	$—	$—	$—	$—	$—
Jerry Kyriazis, Treasurer and Chief Financial Officer(2)	2025	$—	$—	$—	$—	$—	$—
	2024	$—	$—	$—	$—	$—	$—
	2023	$—	$—	$—	$—	$—	$—
Catherine L. Lynch, Former Treasurer and Chief Financial Officer(2)	2025	$—	$—	$—	$—	$—	$—
	2024	$—	$—	$—	$—	$—	$—
	2023	$—	$—	$—	$—	$—	$—
(1)
Mr. Zalatoris served in these positions until February 2026, at which time Mr. Michael became the president and chief executive officer.
(2)
Ms. Lynch served in these positions until May 2025, at which time Mr. Kyriazis became the chief financial officer and treasurer.

Independent Director Compensation

The following table summarizes compensation earned by the independent directors for the year ended December 31, 2025 (Dollar amounts in thousands):

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(2)	Total Compensation
Lee A. Daniels	$110	$40	$—	$—	$—	$5	$155
Stephen L. Davis	$105	$40	$—	$—	$—	$5	$150
Gwen Henry	$110	$40	$—	$—	$—	$5	$155
Bernard J. Michael	$105	$40	$—	$—	$—	$5	$150
(1)
Represents 2,368 restricted shares granted on December 17, 2025 to each director. The number of restricted shares granted was calculated based on the estimated per share NAV as of September 30, 2025.
(2)
Represents the value of distributions received during the year ended December 31, 2025 on all stock awards received through December 31, 2025.

Cash Compensation

We pay our independent directors an annual fee equal to $90,000 for serving on our board. Effective June 1, 2024, we began paying the chairperson of the nominating and corporate governance committee of our board an annual fee of $15,000, the chairperson of the audit committee of our board an annual fee of $20,000, the chairperson of the compensation committee of our board an annual fee of $15,000 and the lead independent director an annual fee of $20,000.

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

Stock Compensation

On March 21, 2016 the board approved the RSP, which was subsequently approved by the Company’s stockholders at the annual stockholders’ meeting on June 16, 2016. The RSP provides us with the ability to grant awards of restricted shares and restricted share units to directors, officers and employees (if we ever have employees) of us, our affiliate or the Business Manager. Under the RSP, on the date of the annual stockholders’ meeting in 2025, each independent director received an award of restricted shares of common stock having a fair market value as of the date of grant equal to $40,000. Restricted shares and restricted share units issued to independent directors pursuant to these grants vest over a three-year period following the respective date of grant in increments of 33-1/3% per annum, subject to their continued service as directors until each vesting date, and become fully vested earlier upon a liquidity event or upon the termination of a director by reason of his or her death or disability. The total number of common shares granted under the RSP may not exceed 5.0% of our outstanding shares on a fully diluted basis at any time (as such number may be adjusted to reflect any increase or decrease in the number of outstanding shares resulting from a stock split, stock dividend, reverse stock split or similar change in our capitalization).

Other restricted share awards entitle the recipient to receive shares of common stock from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. These awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or service as a director for any reason other than death or disability or, if applicable, the termination of the business management agreement with the Business Manager. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares have the right to vote such shares and may receive distributions prior to the time that the restrictions on the restricted shares have lapsed. As of December 31, 2025, there were 16,648 unvested restricted shares outstanding under the RSP.

Deferred Compensation Plan

Effective November 9, 2016, we adopted the DDCP approved by our board that permits us to provide deferred compensation arrangements to our independent directors and their beneficiaries. Under the DDCP, independent directors may elect to defer receipt of all or a portion of their cash and stock compensation. Eligible cash compensation that is deferred is credited to a book entry account established for each participant in an amount equal to the amount deferred, and restricted share units are issued under the RSP in lieu of all or a portion of stock compensation otherwise payable in restricted shares. A participant has a fully vested right to his or her cash deferral amounts, and the deferred share unit awards will vest on the same terms and schedule as the underlying eligible stock compensation would have otherwise been subject if granted in restricted shares. Unless otherwise determined by the board, while restricted share units are unvested, participants will be credited with dividend equivalents equal in value to those declared and paid on shares of Company common stock, on all restricted share units granted to them. These dividend equivalents will be regarded as having been reinvested in restricted share units, and will only be paid to the extent the underlying restricted share units vest. Payment of restricted share units will be made, to the extent vested, in shares of Company common stock, unless otherwise determined by the board. Except as otherwise determined by the board, account balances under the DDCP will not be credited with interest or any other credits, although the Company may permit an account to be credited with earnings with respect to restricted share units.

The DDCP provides our board with the discretion to amend, suspend or terminate the DDCP at any time, provided that any amendment, suspension or termination will not be made if it would substantially impair the rights of any participant under the DDCP.

Compensation Committee Report

The compensation committee of the Board has furnished the following report for the year ended December 31, 2025. The report is not deemed to be “soliciting material” or “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the

Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing under the Securities Act or the Exchange Act except to the extent that the Company specifically incorporates it by reference into any such filing.

To the Directors of Inland Real Estate Income Trust, Inc.:

We have reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K of the Exchange Act with management.

Based on the review and discussions described above, we recommended to the board that the “Compensation Discussion and Analysis” be included in this Annual Report.

The Compensation Committee:

Lee A. Daniels, Chair

Stephen L. Davis

Gwen Henry

Alan Feldman

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2025, none of the members of the Compensation Committee was an officer or employee of the Company. We have no employees and we do not otherwise compensate our executive officers (other than amounts paid pursuant to the CEO Agreement described above). See the discussion under “Compensation of Executive Officers” above for additional detail regarding compensation and the discussion under “Certain Relationships and Related Transactions” above for disclosures called for by Item 404 of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Owned by Certain Beneficial Owners and Management

Based on a review of filings with the SEC, the following table reflects the amount of common stock beneficially owned (unless otherwise indicated) by (1) persons that beneficially own more than 5% of the outstanding shares of our common stock; (2) our directors and each nominee for director; (3) our executive officers; and (4) our directors and executive officers as a group. All information is as of March 10, 2026.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Catherine L. Lynch Director and Chairperson of the Board(3)	970	*
Stephen L. Davis, Lead Independent Director(4)	12,200	*
Lee A. Daniels, Independent Director(5)	14,346	*
Gwen Henry, Independent Director(6)	12,672	*
Alan F. Feldman, Independent Director	—	*
Bernard J. Michael, Director, President and Chief Executive Officer(7)	12,177	*
Mark E. Zalatoris, Former Director, President and Chief Executive Officer	—	*
Anthony Chereso, Director(8)	56,465	*
Jerry Kyriazis, Chief Financial Officer and Treasurer	—	*
Cathleen M. Hrtanek, Secretary(9)	222	*
All officers and directors as a group (10 persons)	109,052	*
____________

* Less than 1%

(1) The business address of each person listed in the table is c/o Inland Real Estate Income Trust, Inc., 2901 Butterfield Road, Oak Brook, Illinois 60523. The footnotes below include the nature of the ownership of the corresponding beneficial owner.

(2) All fractional ownership amounts have been rounded to the nearest whole number.

(3) Ms. Lynch shares voting and dispositive power with her husband over all the shares they own.

(4) Includes 4,162 unvested restricted shares. Mr. Davis has sole voting and investment power over all the shares he beneficially owns.

(5) Includes 4,162 unvested restricted shares. Mr. Daniels has sole voting and investment power over all the shares he beneficially owns.

(6) Includes 4,162 unvested restricted shares. Ms. Henry shares voting and dispositive power with her husband over all the shares they own.

(7) Includes 4,162 unvested restricted shares. Mr. Michael has sole voting and investment power over all the shares he beneficially owns.

(8) Represents shares owned by trusts, for which Mr. Chereso is the trustee. Mr. Chereso has sole voting and investment power over all the shares he beneficially owns.

(9) Ms. Hrtanek has sole voting and investment power over all the shares she beneficially owns.

Securities Authorized for Issuance under the RSP

The following table sets forth information regarding securities authorized for issuance under the RSP as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	—	—	1,851,475
Equity Compensation Plans not approved by security holders	—	—	—
Total	—	—	1,851,475

Item 13. Certain Relationships and Related Transactions, and Director Independence

Set forth below is a summary of the material transactions between the Company and various affiliates of IREIC, including the Business Manager and Real Estate Manager, that have occurred since January 1, 2025, or are currently proposed. IREIC is part of The Inland Real Estate Group of Companies, Inc., which is comprised of independent legal entities that are either subsidiaries of the same entity, affiliates of each other, share some common ownership or have been sponsored and managed by such entities or subsidiaries thereof, including IREIC, some or all of which are sometimes referred to herein as “Inland.” Please see the biographical information of our directors and executive officers elsewhere in this Annual Report for information regarding their relationships to Inland, including IREIC and Inland.

Business Management Agreement

We have entered into a business management agreement with IREIT Business Manager & Advisor Inc., which serves as the Business Manager with responsibility for overseeing and managing our day-to-day operations. The agreement has been amended from time to time and is presently governed by the Fourth Amended and Restated Business Management Agreement (the “Business Management Agreement”), which became effective February 1, 2024.

We pay the Business Manager an annual business management fee equal to 0.55% of our “average invested assets,” payable quarterly in an amount equal to 0.1375% of our average invested assets as of the last day of the immediately preceding quarter. The Business Manager may, in its discretion, be paid an amount less than the total amount to which it is entitled in any quarter, and the excess amount that is not paid may, in the Business Manager’s sole discretion, be waived permanently or deferred or accrued, without interest, to be paid at a later point in time. The Business Manager did not exercise this discretion in the year ended December 31, 2025. For the year ended December 31, 2025, the Business Manager was entitled to a Business Management Fee, reduced by amounts paid to Mr. Zalatoris, of approximately $9.0 million, of which approximately $2.3 million remained unpaid as of December 31, 2025. We will reduce the fee payable to the Business Manager for the quarter ending March 31, 2026 for amounts paid to Mr. Zalatoris through his resignation which became effective on February 2, 2026. We will not reduce the fee thereafter because the Business Manager or its affiliates are responsible for compensating all of our executive officers, including Mr. Michael, our president and chief executive officer.

As defined in the Business Management Agreement, the term, “average invested assets” means, for any period, the average of the aggregate book value of our assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter.

If the Business Management Agreement is terminated prior to the term expiring on March 31, 2027, the Business Manager is entitled to be paid the amount of the base management fee for the remainder of the term of the agreement calculated in the calendar quarter in which the agreement is terminated. Likewise, the Business Manager, or its successor or designee, would also be entitled to an incentive fee the Business Manager would have been entitled under the agreement as if it had not been terminated on a pro rata basis. If the agreement had been terminated as of December 31, 2025, for example, we would have been obligated to pay the Business Manager a termination fee of approximately $12 million representing the amount of the base fee due for the remaining term. We would not have been obligated to pay any incentive fees. Upon a “triggering event,” we also are required to pay the Business Manager a subordinated incentive fee equal to 10% of the amount by which (1) the “liquidity amount” (as defined below) exceeds (2) the “aggregate invested capital,” plus the total distributions required to be paid to our stockholders in order to pay them a 7% per annum cumulative, pre-tax non-compounded return on the aggregate invested capital, all measured as of the triggering event. If we have not satisfied this return threshold at the time of the applicable triggering event, the fee is required to be paid at the time of any future triggering event, provided that we have satisfied the return requirements. We did not experience a “triggering event,” and thus did not incur a subordinated incentive fee, during the year ended December 31, 2025.

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

The foregoing description of the Business Management Agreement is qualified by reference to the entirety of the agreement, a copy of which is included with our Annual Report as exhibit 10.1.

Real Estate Management Agreement

We have entered into a real estate management agreement with our Real Estate Manager under which our Real Estate Manager and its affiliates manage or oversee each of our real properties. The agreement is governed by the terms of the Amended and Restated Master Real Estate Management Agreement (as amended, the “Real Estate Management Agreement”) which became effective November 6, 2024. Under this agreement, for each property that is managed directly by our Real Estate Manager or its affiliates, we are required to pay the Real Estate Manager a monthly management fee of up to 3.9% of the gross income from each property we own. Although we do not own any single-tenant net leased properties, if we acquire and own this type of property, the monthly management fee would be reduced to up to 1.9% of the gross income from each such property. The Real Estate Manager determines, in its sole discretion, the amount of the management fee payable in connection with a particular property, subject to these limits. For each property that is managed directly by the Real Estate Manager or its affiliates, we pay the Real Estate Manager a separate leasing fee based upon prevailing market rates applicable to the geographic market of that property. If we engage our Real Estate Manager to provide construction management services for a property, we also pay a separate construction management fee based upon prevailing market rates applicable to the geographic market of that property. We also reimburse our Real Estate Manager and its affiliates for property-level expenses that they pay or incur on our behalf, including the salaries, bonuses and benefits of persons performing services for our Real Estate Manager and its affiliates (excluding the executive officers of our Real Estate Manager). For the year ended December 31, 2025, we incurred real estate management fees, property operating expenses, construction management fees and leasing fees in an aggregate amount equal to approximately $8.8 million, of which approximately $0.2 million remained unpaid as of December 31, 2025. We have the right to terminate the Real Estate Management Agreement if we close or complete a “Liquidity Event” as defined therein. The foregoing description is qualified by reference to the Real Estate Management Agreement in its entirety, a copy of which is included with our Annual Report as exhibit 10.16.

Other Fees and Expense Reimbursements

We reimburse the Business Manager, Real Estate Manager and entities affiliated with each of them, such as IREA and its affiliates, as well as third parties, for any investment-related expenses they pay in connection with selecting, evaluating or acquiring any investment in real estate assets, regardless of whether we acquire a particular real estate asset. Examples of reimbursable expenses include but are not limited to legal fees and expenses, travel and communications expenses, costs of appraisals, accounting fees and expenses, third-party broker or finder’s fees, title insurance expenses, survey expenses, property inspection expenses and other closing costs. We do not reimburse acquisition expenses in connection with an investment in marketable securities, except that we may reimburse expenses incurred on our behalf and payable to a third party, such as third-party brokerage commissions. For the year ended December 31, 2025, we incurred no acquisition expenses.

We reimburse IREIC, the Business Manager and their respective affiliates, including the service providers, for any expenses that they pay or incur on our behalf in providing services to us, including all expenses and the costs of salaries and benefits of persons performing services for these entities on our behalf (except for the salaries and benefits of persons who also serve as one of our executive officers or as an executive officer of the Business Manager or its affiliates) and expenses ultimately paid to third parties. Expenses include, but are not limited to: expenses incurred in connection with any sale of assets or any contribution of assets to a joint venture; expenses incurred in connection with any liquidity event; taxes and assessments on income or real property and taxes; premiums and other associated fees for insurance policies including director and officer liability insurance; expenses associated with investor communications including the cost of preparing, printing and mailing annual reports, proxy statements and other reports required by governmental entities; administrative service expenses charged to, or for the benefit of, us by third parties; audit, accounting and legal fees charged to, or for the benefit of, us by third parties; transfer agent and registrar’s fees and charges paid to third parties; and expenses relating to any offices or office facilities maintained solely for our benefit that are separate and distinct from our executive offices. During the year ended December 31, 2025, IREIC, the Business Manager and their respective affiliates incurred on our behalf approximately $1.5 million of these expenses, of which approximately $0.3 million had not been reimbursed by us as of December 31, 2025.

For more information on the related party transactions, including the fees paid to related parties, see “Note 11 – Transactions with Related Parties” in the notes to consolidated financial statements in Item 15.

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

Director Independence

Our business is managed under the direction and oversight of our board. The members of our board are Lee A. Daniels, Stephen L. Davis, Catherine L. Lynch, Gwen Henry, Alan F. Feldman, Bernard J. Michael and Anthony Chereso.

Although our shares are not listed for trading on any national securities exchange, our board has evaluated the independence of our board members according to the director independence standard of the New York Stock Exchange (“NYSE”). The NYSE standards provide that to qualify as an independent director, among other things, the board must affirmatively determine that the director has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). The board annually reviews the relationships that each director has with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). Following the annual review, only those directors who the board affirmatively determines have no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) will be considered independent directors, subject to additional qualifications prescribed by the NYSE Rules.

After reviewing any relevant transactions or relationships between each director, or any of his or her family members, and the Company, our management and our independent registered public accounting firm, and considering each director’s direct and indirect association with IREIC, the Business Manager or any of their affiliates, the board has determined that Messrs. Daniels, Davis and Feldman and Ms. Henry qualify as independent directors.

Mr. Michael qualified as an independent director until his election as president and chief executive officer, effective February 2, 2026. In making its independence determination with respect to Mr. Michael, the board considered the relationship between AWH Partners, LLC and IPC, an affiliate of IREIC, and Mr. Michael’s interest in AWH and its affiliated hotel management company. In December 2019, AWH and its affiliates completed a transaction pursuant to which an affiliate of AWH agreed to manage a DoubleTree Hotel in downtown Nashville, Tennessee, owned by third-party investors and controlled by an affiliate of IPC, and to provide disposition and construction management services in exchange for negotiated fees customary in the industry. An affiliate of AWH also made a minority equity investment in the hotel. Mr. Michael has only an indirect interest in this relationship through his minority ownership of AWH and its affiliated management company and is not expected to participate directly in the management of the hotel or AWH’s investment in it. AWH and IPC had also considered a possible similar arrangement with respect to three secondary market select-service hotels, and AWH may enter into similar hotel transactions with affiliates of IPC in the future. Given the small size of the Nashville transaction relative to the size of AWH, the size of Mr. Michael’s indirect financial interest and lack of a direct management role, and the fact that the nature and size of future transactions between AWH and IPC, if any, are uncertain and unknown, the board concluded that Mr. Michael had no material relationship with IPC or IREIC and continued to be an independent director of the Company until his election as president and chief executive officer.

Item 14. Principal Accountant Fees and Services

Fees to Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2025 and 2024, together with fees for audit-related services and tax services rendered by KPMG for the years ended December 31, 2025 and 2024 respectively (Dollar amounts in thousands).

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit fees(1)	$725	$725
Audit-related fees	—	—
Tax fees(2)	160	127
All other fees	—	—
Total	$885	$852
____________
(1)
Audit fees consist of fees incurred for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q.
(2)
Tax fees are comprised of tax compliance and tax consulting fees incurred and billed during the respective years.

Approval of Services and Fees

Our audit committee reviewed and approved all the fees charged by KPMG, and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2025 and 2024, respectively, were consistent with maintaining KPMG’s independence. Accordingly, the audit committee has approved all the services provided by KPMG. As a matter of policy, the Company will not engage its primary independent registered public accounting firm for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services and other permissible non-audit services except as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. The Company also follows limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.

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
List of documents filed as part of this report:
(1)
Financial Statements:

Report of Independent Registered Public Accounting Firm

The consolidated financial statements of the Company are contained herein on pages 71 – 94 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2025 is submitted herewith.

Real Estate and Accumulated Depreciation (Schedule III).

(3)
Exhibits:

The list of exhibits filed as part of this Annual Report is set forth on the Exhibit Index attached hereto.

(b)
Exhibits:

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)
Financial Statement Schedules:

Refer to Index to Consolidated Financial Statements contained herein on page 68 of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Third Articles of Amendment and Restatement of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 10, 2022 (file number 000-55146))

3.2

Articles Supplementary relating to the Company’s election to be subject to Section 3-803 of the MGCL (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on July 28, 2022 (file number 000-55146))

3.3

Fourth Amended and Restated Bylaws of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 6, 2023 (file number 000-55146))

4.1

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 9, 2015 (file number 000-55146))

4.2

Sixth Amended and Restated Share Repurchase Program effective February 1, 2026 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 22, 2025 (file number 000-55146))

4.3

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 23, 2023 (file number 000-55146))

10.1

Fourth Amended and Restated Business Management Agreement, effective February 1, 2024, by and between Inland Real Estate Income Trust, Inc. and IREIT Business Manager & Advisor, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 19, 2024 (file number 000-55146))

10.2

Master Real Estate Management Agreement, dated as of October 18, 2012, by and between Inland Real Estate Income Trust, Inc. and Inland National Real Estate Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 24, 2012 (file number 333-176775))

10.3

Assignment and Assumption of Master Management Agreement, effective January 1, 2016, by and between Inland National Real Estate Services, LLC and Inland Commercial Real Estate Services LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2016 (file number 000-55146))

10.4

License Agreement, by and between The Inland Real Estate Group, Inc. and Inland Real Estate Income Trust, Inc., effective as of August 24, 2011 (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Registrant’s Form S-11 Registration Statement, as filed by the Registrant with the Securities and Exchange Commission on September 25, 2012 (file number 333-176775))

10.5

Employee and Director Restricted Share Plan of Inland Real Estate Income Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 17, 2016 (file number 000-55146))

10.6

Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2018 (file number 000-55146))

10.7

Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2018 (file number 000-55146))

10.8

Inland Real Estate Income Trust, Inc. Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.9

Form of Deferred Compensation Election – Eligible Cash Compensation (incorporated by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.10

Form of Deferred Compensation Election – Eligible Stock Compensation (incorporated by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 15, 2017 (file number 000-55146))

10.11

Third Amended and Restated Credit Agreement, dated as of November 13, 2025, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc., as joint lead arranger, and other lender parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 17, 2025 (file number 000-55146))

10.12

Amended and Restated Subsidiary Guaranty, dated as of November 13, 2025, by certain subsidiaries of Inland Real Estate Income Trust, Inc. parties thereto for the benefit of KeyBank National Association, as administrative agent for itself and the lenders under the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 17, 2025 (file number 000-55146))

10.13*

Notes, dated November 13, 2025, by Inland Real Estate Income Trust, Inc. for the benefit of Lenders under the Third Amended and Restated Credit Agreement, dated as of November 13, 2025, by and among Inland Real Estate Income Trust, Inc., as borrower, KeyBank National Association, individually and as administrative agent, KeyBanc Capital Markets Inc. as joint lead arrangers, and other lenders parties thereto

10.14

Agreement, dated as of January 19, 2024, by and between Inland Real Estate Income Trust, Inc. and Mark E. Zalatoris (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on January 19, 2024 (file number 000-55146))

10.15

Amendment, dated November 26, 2024, to the Agreement, dated as of January 19, 2024, by and between Inland Real Estate Income Trust, Inc. and Mark E. Zalatoris (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on December 2, 2024 (file number 000-55146))

10.16

Amended and Restated Master Real Estate Management Agreement, dated November 6, 2024, by and between Inland Real Estate Income Trust, Inc. and Inland Commercial Real Estate Services LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 12, 2024 (file number 000-55146))

10.17

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the Securities and Exchange Commission on May 7, 2025 (file number 000-55146))

14.1

Code of Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed by the Registrant with the Securities and Exchange Commission on April 1, 2013 (file number 000-55146))

19.1

Inland Real Estate Income Trust, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed by the Registrant with the Securities and Exchange Commission on March 5, 2025 (file number 000-55146))

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

INLAND REAL ESTATE INCOME TRUST, INC.

By:	/s/ Bernard J. Michael
Name:	Bernard J. Michael
President and Chief Executive Officer
Date:	March 11, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Catherine L. Lynch	Director and Chairperson of the Board	March 11, 2026
Name:	Catherine L. Lynch

By:	/s/ Bernard J. Michael	Director, President and Chief Executive Officer (principal executive officer)	March 11, 2026
Name:	Bernard J. Michael

By:	/s/ Jerry Kyriazis	Chief Financial Officer and Treasurer	March 11, 2026
Name:	Jerry Kyriazis	(principal financial officer)

By:	/s/ Lee A. Daniels	Independent Director	March 11, 2026
Name:	Lee A. Daniels

By:	/s/ Stephen Davis	Independent Director	March 11, 2026
Name:	Stephen Davis

By:	/s/ Gwen Henry	Independent Director	March 11, 2026
Name:	Gwen Henry

By:	/s/ Alan F. Feldman	Independent Director	March 11, 2026
Name:	Alan F. Feldman

By:	/s/ Anthony Chereso	Director	March 11, 2026
Name:	Anthony Chereso

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Inland Real Estate Income Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inland Real Estate Income Trust, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Identification of impairment triggering events for its investment properties held and used

The Company assesses the carrying values of its respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. As discussed in Note 2 to the consolidated financial statements, recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review its assets for recoverability, the Company considers current market conditions, as well as its intent with respect to the holding or disposing of the asset. Investment properties held and used, net as of December 31, 2025 was $1.141 billion, or 91% of total assets.

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

Chicago, Illinois

March 11, 2026

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Assets:
Investment properties held and used:
Land	$330,456	$330,456
Building and other improvements	1,245,978	1,226,896
Total	1,576,434	1,557,352
Less accumulated depreciation	(435,242)	(385,932)
Net investment properties held and used	1,141,192	1,171,420
Cash and cash equivalents	7,951	6,416
Restricted cash	468	480
Accounts and rent receivable	26,845	23,355
Acquired lease intangible assets, net	39,355	49,052
Operating lease right-of-use asset, net	12,992	13,359
Other assets	19,125	30,743
Total assets	$1,247,928	$1,294,825

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$837,475	$835,746
Accounts payable and accrued expenses	10,641	10,792
Operating lease liability	25,598	25,286
Distributions payable	4,899	4,898
Acquired intangible liabilities, net	30,761	34,056
Due to related parties	2,700	2,668
Other liabilities	10,496	11,943
Total liabilities	922,570	925,389

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,110,108 and 36,104,130 shares issued and outstanding as of December 31, 2025 and 2024, respectively	36	36
Additional paid in capital	816,279	816,149
Accumulated distributions and net loss	(498,065)	(467,427)
Accumulated other comprehensive income	7,108	20,678
Total stockholders’ equity	325,358	369,436
Total liabilities and stockholders’ equity	$1,247,928	$1,294,825

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollar amounts in thousands, except per share amounts)

For the years ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Income:
Rental income	$153,222	$149,829	$149,636
Other property income	359	376	336
Total income	153,581	150,205	149,972

Expenses:
Property operating expenses	33,313	30,721	30,088
Real estate tax expense	18,249	17,923	18,362
General and administrative expenses	8,118	5,817	5,237
Business management fee	9,001	8,963	9,632
Depreciation and amortization	57,254	60,809	59,542
Total expenses	125,935	124,233	122,861

Other Income (Expense):
Interest expense	(39,109)	(41,272)	(42,451)
Interest and other income	416	322	217
Net loss	$(11,047)	$(14,978)	$(15,123)

Net loss per common share, basic and diluted	$(0.31)	$(0.41)	$(0.42)

Weighted average number of common shares outstanding, basic and diluted	36,104,556	36,123,386	36,196,672

Comprehensive income (loss):
Net loss	$(11,047)	$(14,978)	$(15,123)
Unrealized (loss) gain on derivatives	(2,274)	12,032	6,934
Reclassification adjustment for amounts included in net loss	(11,296)	(16,480)	(15,978)
Comprehensive loss	$(24,617)	$(19,426)	$(24,167)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollar amounts in thousands, except per share amounts)

For the years ended December 31, 2025, 2024 and 2023

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2022	36,184,058	$36	$814,949	$(398,097)	$34,170	$451,058

Distributions declared ($0.542400 per share)	—	—	—	(19,634)	—	(19,634)
Proceeds from distribution reinvestment plan	349,804	—	6,976	—	—	6,976
Shares repurchased	(374,539)	—	(5,966)	—	—	(5,966)
Unrealized gain on derivatives	—	—	—	—	6,934	6,934
Reclassification adjustment for amounts included in net loss	—	—	—	—	(15,978)	(15,978)
Equity-based compensation	4,529	—	88	—	—	88
Net loss	—	—	—	(15,123)	—	(15,123)
Balance at December 31, 2023	36,163,852	36	816,047	(432,854)	25,126	408,355

Distributions declared ($0.542400 per share)	—	—	—	(19,595)	—	(19,595)
Proceeds from distribution reinvestment plan	257,808	—	5,001	—	—	5,001
Shares repurchased	(322,200)	—	(5,001)	—	—	(5,001)
Unrealized gain on derivatives	—	—	—	—	12,032	12,032
Reclassification adjustment for amounts included in net loss	—	—	—	—	(16,480)	(16,480)
Equity-based compensation	4,670	—	102	—	—	102
Net loss	—	—	—	(14,978)	—	(14,978)
Balance at December 31, 2024	36,104,130	36	816,149	(467,427)	20,678	369,436

Distributions declared ($0.542400 per share)	—	—	—	(19,591)	—	(19,591)
Unrealized loss on derivatives	—	—	—	—	(2,274)	(2,274)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(11,296)	(11,296)
Equity-based compensation	5,978	—	130	—	—	130
Net loss	—	—	—	(11,047)	—	(11,047)
Balance at December 31, 2025	36,110,108	$36	$816,279	$(498,065)	$7,108	$325,358

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

For the years ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Cash flows from operating activities:
Net loss	$(11,047)	$(14,978)	$(15,123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,254	60,809	59,542
Amortization of debt issuance costs	1,282	1,196	1,219
Amortization of acquired market leases, net	(357)	72	(2,323)
Amortization of equity-based compensation	130	102	88
Reduction in the carrying amount of the right-of-use asset	367	386	408
Straight-line income, net	(2,330)	(1,063)	(1,091)
Other non-cash adjustments	218	201	184
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,357	(1,337)	957
Accounts and rent receivable	(1,160)	1,353	(2,440)
Other assets	(3,174)	(2,214)	(2,477)
Due to related parties	82	(105)	(1,267)
Operating lease liability	312	294	276
Other liabilities	(237)	(1,424)	1,448
Net cash flows provided by operating activities	42,697	43,292	39,401

Cash flows from investing activities:
Capital expenditures	(22,031)	(13,908)	(10,351)
Net cash flows used in investing activities	(22,031)	(13,908)	(10,351)

Cash flows from financing activities:
Payment of credit facility	(162,986)	(11,000)	(12,576)
Proceeds from credit facility	285,986	2,000	44,576
Payment of mortgages payable	(118,952)	(340)	(41,674)
Proceeds from the distribution reinvestment plan	—	5,001	6,976
Shares repurchased	—	(5,001)	(5,966)
Distributions paid	(19,590)	(19,602)	(19,636)
Payment of debt issuance costs	(3,601)	—	—
Early termination of interest rate swap agreements, net	—	—	370
Net cash flows used in financing activities	(19,143)	(28,942)	(27,930)

Net increase in cash, cash equivalents and restricted cash	1,523	442	1,120
Cash, cash equivalents and restricted cash, at beginning of the year	6,896	6,454	5,334
Cash, cash equivalents and restricted cash, at end of the year	$8,419	$6,896	$6,454

Supplemental disclosure of cash flow information:
Cash paid for interest	$38,832	$40,935	$40,397

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$1,632	$3,581	$1,080

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

NOTE 1 – ORGANIZATION

Inland Real Estate Income Trust, Inc. (the “Company”) was formed and sponsored by Inland Real Estate Investment Corporation, referred to herein as the “Sponsor” or “IREIC,” on August 24, 2011. IREIC is part of The Inland Real Estate Group of Companies, Inc., which is comprised of independent legal entities that are either subsidiaries of the same entity, affiliates of each other, share some common ownership or have been sponsored and managed by such entities or subsidiaries thereof, including IREIC, some or all of which are sometimes referred to herein as “Inland.” The Company was formed to acquire and manage a portfolio of commercial real estate investments located in the United States and elected to be taxed as a real estate investment trust (“REIT”) commencing with the tax year ended December 31, 2013. The Company focuses primarily on acquiring and owning a portfolio substantially all of which is comprised of grocery-anchored properties. As of December 31, 2025, the Company owned 52 retail properties. The properties aggregate a total of 7.2 million square feet. The properties are located in 24 states. A majority of the Company’s properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. As of December 31, 2025, the Company’s portfolio had physical and economic occupancy of 92.0% and 92.2%, respectively.

The Company has no employees. The Company is managed by IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly owned subsidiary of the Sponsor. Various affiliates of the Sponsor provide services to the Company through the Business Manager, which is responsible for overseeing and managing the Company’s day-to-day operations. The Company’s relationship with the Business Manager is governed by the Fourth Amended and Restated Business Management Agreement (the “Business Management Agreement”) that the Company has entered into with the Business Manager. Under the Business Management Agreement, the Company pays the Business Manager a fee for the services it provides to the Company and reimburses the Business Manager for certain expenses that the Business Manager incurs on the Company’s behalf. The Company is entitled to reduce the fee payable to the Business Manager for any amounts that the Company pays to the person serving as its president and chief executive officer. The Company’s properties are managed by Inland Commercial Real Estate Services LLC, referred to herein as the “Real Estate Manager,” an indirect wholly owned subsidiary of the Sponsor.

On September 18, 2024, the board suspended both the distribution reinvestment plan (as amended, the “DRP”) and the share repurchase program (as amended, the “SRP”), effective as of October 1, 2024. On December 8, 2025, the board approved the reinstatement of both the DRP and the SRP effective February 1, 2026.

On December 8, 2025, as reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on December 9, 2025, the Company announced that the Company’s board unanimously approved: (i) an estimated per share net asset value (the “Estimated Per Share NAV”) as of September 30, 2025; (ii) the same per share purchase price for shares issued under the Company’s DRP beginning with distribution reinvestments in February 2026, until the Company announces a new Estimated Per Share NAV, and (iii) that, in accordance with the SRP, beginning with repurchases in February 2026 and until the Company announces a new Estimated Per Share NAV, any shares accepted for “ordinary repurchases” will be repurchased at 80% of the Estimated Per Share NAV and for “exceptional repurchases” will be repurchased at the Estimated Per Share NAV.

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

December 31, 2025

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

Certain of the Company’s properties included earnout components to the purchase price, meaning the Company did not pay a portion of the purchase price of the property at closing, although the Company owns the entire property. The Company is not obligated to settle the contingent portion of the purchase price unless space which was vacant at the time of acquisition is later leased by the seller within the time limits and parameters set forth in the related acquisition agreements. The Company’s policy is to record earnout components when estimable and probable. As of December 31, 2025, there is no earnout liability outstanding.

The Company did not acquire any properties during the years ended December 31, 2025 and 2024.

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

December 31, 2025

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

During the years ended December 31, 2025, 2024 and 2023, the Company did not record any impairment charges.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	December 31,
	2025	2024
Cash and cash equivalents	$7,951	$6,416
Restricted cash	468	480
Total cash, cash equivalents, and restricted cash	$8,419	$6,896

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Depreciation expense was $49,310, $50,232 and $46,837 for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization of leasing fees were $1,472, $1,239, and $1,167 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

December 31, 2025

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

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

As a lessor, the Company defers the recognition of contingent rental income, such as percentage rent, until the specified target that triggered the contingent rental income is achieved.

Equity-Based Compensation

The Company has restricted shares outstanding as of December 31, 2025 and 2024. The Company recognizes expense related to the fair value of equity-based compensation awards as general and administrative expense on the consolidated statements of operations and comprehensive loss. The Company primarily recognizes expense based on the fair value at the grant date on a straight-line basis over the vesting period representing the requisite service period and adjusts expense for forfeitures as they occur. See Note 6 – “Equity-Based Compensation” for further information.

Recently Adopted Accounting Pronouncements

In December 2023, Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 became effective for annual periods that began after December 15, 2024. The amendments should be applied prospectively, however retrospective application was permitted. The Company has adopted ASU 2023-09 and updated its disclosure in Note 7 – “Income Tax and Distributions.” The adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Recently Issued but Not Yet Effective

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which clarifies guidance for hedge accounting, including grouping forecasted transactions by similar risk, hedging choose-your-rate debt, expanding eligibility for nonfinancial components, eliminating certain net written option tests, and addressing dual hedges. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-09 on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim reporting guidance, defines applicability to entities presenting full GAAP interim financial statements, provides form and content requirements for condensed statements, and introduces a principle requiring disclosure of material events occurring after the prior annual period. ASU 2025-11 does not change existing disclosure requirements. ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on the Company’s interim reporting.

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. The Company also issues shares through the DRP and has generated $148,145 in proceeds from this issuance since inception through December 31, 2025. On December 8, 2025, the board determined an Estimated Per Share NAV of the Company’s common stock as of September 30, 2025. The previously Estimated Per Share NAV of the Company’s common stock as of December 31, 2023 was established on March 4, 2024.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

As of December 31, 2025, there were 36,110,108 shares of common stock outstanding including 6,760,659 shares issued through the DRP and 29,097 vested restricted shares, net of 4,213,670 shares repurchased through the SRP. See Note 6 – “Equity-Based Compensation” for further information on restricted shares.

The Company provides the following programs to facilitate additional investment in the Company’s shares and to provide limited liquidity for stockholders.

Distribution Reinvestment Plan

On October 19, 2015, the Company registered 25,000,000 shares of common stock to be issued under the DRP pursuant to a registration statement on Form S-3D. The Company, through the DRP, provides stockholders with the option to purchase additional shares from the Company by reinvesting cash distributions, subject to certain share ownership restrictions. The shares are purchased at a price equal to the Estimated Per Share NAV at the time the distributions are reinvested. There are no selling commissions or other fees such as marketing contribution or due diligence expense reimbursements paid in connection with any purchases under the DRP. Pursuant to the DRP, the price per share for shares of common stock purchased under the DRP is equal to the estimated value of one share, as determined by the board and reported by the Company from time to time.

While the DRP was suspended, stockholders that previously participated in the DRP were not permitted to reinvest distributions paid by the Company in additional shares. Any prior reinvested distributions were not impacted. Although the Company continued paying distributions during the suspension of the DRP, the DRP was not a source of capital while it remained suspended.

In light of the suspension noted above, there were no distributions reinvested through the DRP during the year ended December 31, 2025. There were $5,001 and $6,976 distributions reinvested through the DRP during the years ended December 31, 2024 and 2023, respectively.

Share Repurchase Program

The Company is authorized through the SRP to repurchase shares from stockholders who purchased their shares directly from the Company as opposed to another stockholder or received their shares through a non-cash transfer and have held their shares for at least one year. The SRP is governed by the terms of the Sixth Amended and Restated Share Repurchase Program (the “Sixth SRP”) adopted by the board on December 17, 2025, effective on February 1, 2026. Repurchases are made in the Company’s sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), as defined in the SRP, the one year holding period does not apply. Under the Sixth SRP, the board has the discretion to establish the proceeds available to fund repurchases each quarter and can use proceeds from all sources available to the Company, in the board’s sole discretion. The board also has the discretion to determine the amount of repurchases, if any, to be made each quarter based on its evaluation of the Company’s business, cash needs and any other requirements of applicable law. A copy of the Sixth SRP is available on the Company’s website. During the suspension, the Company did not repurchase shares under the SRP.

The SRP contains numerous restrictions that limit the stockholders’ ability to sell their shares. The board, in its sole discretion, may amend or terminate the SRP. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange.

In light of the suspension noted above, there were no shares repurchased through the SRP during the year ended December 31, 2025. Repurchases through the SRP were $5,001 and $5,966 during the years ended December 31, 2024 and 2023, respectively, funded primarily with the proceeds from the DRP. Shares were repurchased at a discount to the Estimated Per Share NAV at the time of repurchase. Under the Sixth SRP, the repurchase price will be equal to the then-current Estimated Per Share NAV for the Exceptional Repurchases and equal to 80 percent of the then-current Estimated Per Share NAV for “ordinary repurchases.” As of December 31, 2025 and 2024, there was no liability related to the SRP.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

NOTE 4 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Intangible assets:
Acquired in-place lease value	$183,305	$183,305
Acquired above market lease value	52,640	52,640
Accumulated amortization	(196,590)	(186,893)
Acquired lease intangibles, net	$39,355	$49,052
Intangible liabilities:
Acquired below market lease value	$79,914	$79,914
Accumulated amortization	(49,153)	(45,858)
Acquired below market lease intangibles, net	$30,761	$34,056

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

Amortization recorded as amortization expense:	2025	2024	2023
Acquired in-place lease value	$6,759	$9,339	$11,538
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(2,938)	$(3,436)	$(3,596)
Acquired below market leases	3,295	3,364	5,919
Net rental income increase (reduction)	$357	$(72)	$2,323

Estimated amortization of the respective intangible lease assets and liabilities as of December 31, 2025 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2026	$4,937	$2,452	$2,848
2027	3,562	1,836	2,692
2028	2,864	1,590	2,560
2029	2,580	1,508	2,485
2030	2,007	1,435	2,269
Thereafter	9,029	5,555	17,907
Total	$24,979	$14,376	$30,761

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

NOTE 5 – DEBT AND DERIVATIVE INSTRUMENTS

As of December 31, 2025 and 2024, the Company had the following mortgages and credit facility payable:

	December 31, 2025		December 31, 2024
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgages payable	$18,727	4.02%	$111,679	3.83%
Variable rate mortgages payable with swap agreements	—	—	26,000	4.55%
Mortgages payable	18,727	4.02%	137,679	3.97%
Credit facility payable	823,000	4.66%	700,000	4.67%
Total debt before unamortized debt issuance costs including impact of interest rate swaps	841,727	4.65%	837,679	4.55%
(Less): Unamortized debt issuance costs	(4,252)		(1,933)
Total debt	$837,475		$835,746

The Company’s indebtedness bore interest at a weighted average interest rate of 4.65% per annum as of December 31, 2025, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding unamortized debt issuance costs was $841,727 and $837,679 as of December 31, 2025 and 2024, respectively, and its estimated fair value was $841,727 and $834,949 as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, scheduled principal payments and maturities on the Company’s debt were as follows:

	December 31, 2025
Scheduled Principal Payments and Maturities by Year:	Scheduled Principal Payments	Maturity of Mortgage Loan	Maturity of Credit Facility	Total
2026	$—	$18,727	$—	$18,727
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	823,000	823,000
2030	—	—	—	—
Thereafter	—	—	—	—
Total	$—	$18,727	$823,000	$841,727

Credit Facility Payable

On November 13, 2025, the Company entered into a third amended and restated credit agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank”), individually and as administrative agent, KeyBanc Capital Markets Inc., PNC Capital Markets LLC and BofA Securities, Inc., as joint lead arrangers, and other lenders from time to time parties to the Credit Agreement (the “Credit Facility”). Pursuant to the Credit Agreement, the aggregate total commitments under the Credit Facility were increased from $775,000 to $860,000. The Credit Facility consists of the “Revolving Credit Facility” providing revolving credit commitments in an

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

aggregate amount of $285,000 (increased from $200,000) and a term loan facility (the term loans funded under such commitments, the “Term Loan”) providing term loan commitments in an aggregate amount of $575,000.

As of December 31, 2025, the Company had $248,000 outstanding under the Revolving Credit Facility and $575,000 outstanding under the Term Loan. As of December 31, 2025 the interest rates on the Revolving Credit Facility and the Term Loan were 5.63% and 4.24%, respectively. Each of the Revolving Credit Facility and the Term Loan matures on April 1, 2029, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions. Borrowings under the Credit Facility bear interest equal to one-month Term Secured Overnight Financing Rate (“SOFR”) plus a margin, the amount of which depends on the Company’s leverage ratio.

As of December 31, 2025, the Company had a maximum amount of $37,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. As of December 31, 2025, a total of 51 out of 52 properties were included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of December 31, 2025, the Company was in compliance with all financial covenants related to the Credit Facility as amended.

Mortgage Payable

As of December 31, 2025, the company had one mortgage loan with a carrying value of $18,727 and an interest rate of 4.02%. The mortgage loan requires compliance with certain covenants, such as debt service ratios, investment restrictions and distribution limitations. As of December 31, 2025, the Company was current on all of its debt service payments and in compliance with all financial covenants. The mortgage loan was secured by a first mortgage on the respective real estate asset. As of December 31, 2025, the time to maturity for the mortgage loan was 0.1 years. The Company repaid the mortgage loan in full on January 30, 2026.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

As of December 31, 2025, the Company had hedged $525,000 of the Term Loan using interest rate swap contracts. The following table summarizes the Company’s interest rate swap contracts outstanding as of December 31, 2025.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value as of December 31, 2025
Assets
December 5, 2022	December 1, 2022	January 1, 2026	One-month Term SOFR	2.25%	$26,000	$1
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.69%	90,000	1,623
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.85%	100,000	1,629
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.72%	85,000	1,512
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	419
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	419
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	75,000	526
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.77%	55,000	354
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.26%	145,000	36
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.26%	105,000	27
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.27%	105,000	9
					$906,000	$6,555

Liabilities
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.28%	$90,000	$(3)
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.34%	50,000	(63)
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.31%	30,000	(24)
					$170,000	$(90)

(a)
As of December 31, 2025, the one-month term SOFR was 3.69%.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	2025	2024	2023
Effective portion of derivatives	$(2,274)	$12,032	$6,934
Reclassification adjustment for amounts included in net gain or loss (effective portion)	$(11,296)	$(16,480)	$(15,978)

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $39,109, $41,272 and $42,451 for the years ended December 31, 2025, 2024 and 2023, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income (loss) is reported in interest expense on the consolidated statements of operations and comprehensive loss. The amount that is expected to be reclassified from accumulated other comprehensive income into income (loss) in the next 12 months is $6,669.

NOTE 6 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. On December 17, 2025, the Company issued 9,473 restricted shares to its independent directors pursuant to the automatic grant provisions of the RSP, which become vested in equal installments of 33-1/3% on each of the first three anniversaries of December 17, 2025, subject to certain exceptions. In accordance with the RSP, restricted shares are issued to non-employee directors as compensation. Restricted shares are included in common stock outstanding on the date of the vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the non-employee directors was $130, $102 and $88 in the aggregate, for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company had $216 of unrecognized compensation expense related to the unvested restricted shares. As of December 31, 2025, the weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.8 years. The total fair value at the vesting date for restricted shares that vested during the years ended December 31, 2025, 2024 and 2023 was $115, $90 and $90, respectively.

A summary of the Company’s restricted share activity during the years ended December 31, 2025, 2024 and 2023 is as follows:

Restricted Shares
Outstanding at December 31, 2022	9,172
Granted (a)	4,834
Vested	(4,529)
Outstanding at December 31, 2023	9,477
Granted (a)	8,346
Vested	(4,670)
Outstanding at December 31, 2024	13,153
Granted (a)	9,473
Vested	(5,978)
Outstanding at December 31, 2025	16,648
(a)
Restricted shares are granted at the then-current Estimated Per Share NAV.

NOTE 7 – INCOME TAX AND DISTRIBUTIONS

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended, for federal income tax purposes. In order to maintain the Company’s status as a REIT, the Company must annually distribute at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to its stockholders. For the years ended December 31, 2025, 2024 and 2023, the Company’s REIT taxable income (loss) was $5,304 (unaudited), $(5,915) (unaudited) and $(3,532) (unaudited), respectively.

The Company had no uncertain tax positions as of December 31, 2025 or 2024. The Company had no interest or penalties relating to income taxes recognized on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, returns for the calendar years 2022, 2023, 2024 and 2025 remain subject to examination by U.S. and various state and local tax jurisdictions.

During the year ended December 31, 2018, the Company recorded a $15,405 impairment for the Mainstreet JV recorded on its consolidated statement of operations and comprehensive loss. The Company’s investment in Mainstreet JV was held through a taxable REIT subsidiary. Based on an effective tax rate of 28.51%, which is calculated by combining a 21% Federal tax rate and an IL tax rate

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

of 7.51% (9.5% state rate net of the Federal benefit), the deferred tax benefit related to the impairment was approximately $4,400. Since the taxable REIT subsidiary did not conduct any activities outside the investment in Mainstreet JV, management concluded it was not more likely than not that the taxable REIT subsidiary would be able to utilize these losses in future tax periods and recorded a full valuation allowance of $4,400 during the year ended December 31, 2018. The Mainstreet JV was liquidated for income tax purposes in 2019, resulting in a $1,560 reduction in the deferred tax asset and valuation allowance. As of December 31, 2024, the taxable REIT subsidiary’s capital loss carryforward of $9,931 expired, resulting in a write-off of the remaining deferred tax asset and corresponding valuation allowance, with a zero net impact to income tax expense. No income tax expense or benefit was recorded during the years ended December 31, 2025, 2024 and 2023.

Distributions

During 2025, 2024 and 2023, the Company declared quarterly distributions in an amount equal to $0.135600 per share, which represented an annualized rate of 3%, 3% and 3% based on the previously Estimated Per Share NAV as of September 30, 2025, December 31, 2023 and December 31, 2022, respectively, payable in arrears the following quarter.

The table below presents the distributions declared and paid during the years ended December 31, 2025, 2024 and 2023.

	December 31,
	2025	2024	2023
Distributions paid	$19,590	$19,602	$19,636
Distributions declared	$19,591	$19,595	$19,634

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

The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2025, 2024 and 2023:

	2025	2024	2023
Ordinary income	$0.15	$—	$—
Capital gain	$—	$—	$—
Nontaxable return of capital	$0.39	$0.54	$0.54

NOTE 8 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted EPS. As a result of a net loss for the years ended December 31, 2025, 2024 and 2023, 12,087 shares, 9,717 shares and 7,820 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

NOTE 10 – SEGMENT REPORTING

The Company has one reportable segment as defined by GAAP, retail real estate, for the years ended December 31, 2025, 2024 and 2023. The retail real estate segment derives revenue from rents received under long-term operating leases. The accounting policies of the retail real estate segment are the same as those described in the summary of significant accounting policies for the Company.

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

NOTE 11 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the years ended December 31, 2025, 2024 and 2023. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Year ended December 31,			Unpaid amounts as of
		2025	2024	2023	December 31, 2025	December 31, 2024
General and administrative reimbursements	(a)	$1,545	$1,595	$1,721	$273	$241

Real estate management fees		$5,821	$5,797	$5,613	$—	$—
Property operating expenses		2,172	1,979	2,013	55	23
Construction management fees		441	391	605	1	51
Leasing fees		386	397	362	108	112
Total real estate management related costs	(b)	$8,820	$8,564	$8,593	$164	$186

Business management fees	(c)	$9,001	$8,963	$9,632	$2,263	$2,241

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
(b)
For each property that is managed by the Real Estate Manager, the Company pays a monthly real estate management fee of up to 3.9% of the gross income from each property. Although the Company does not own any single-tenant net leased properties, if the Company acquires and owns this type of property, the monthly management fee would be reduced to up to 1.9% of the gross income from each such property. The Real Estate Manager determines, in its sole discretion, the amount of the fee with respect to a particular property, subject to those limitations. For each property that is managed directly by the Real Estate Manager or its affiliates, the Company pays the Real Estate Manager a separate leasing fee. Further, if the Company engages its Real Estate Manager to provide construction management services for a property, the Company pays a separate construction management fee. Leasing fees are included in deferred costs, net and construction management fees are included in building and other improvements in the consolidated balance sheets. The Company also reimburses the Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of the Real Estate Manager or the Company. Real estate management fees and reimbursable expenses are included in property operating expenses in the consolidated statements of operations and comprehensive loss.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

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

On January 19, 2024, the Company entered into the Business Management Agreement with the Business Manager effective February 1, 2024, to, among other things, provide the Company with the authority to engage a person not affiliated with or employed by the Business Manager to serve as president and chief executive officer of the Company and to reduce the business management fee payable to the Business Manager by the amount of any payment made to any third-party person as compensation for service as the Company’s president and chief executive officer. In connection with the CEO Agreement entered into with Mr. Zalatoris, the Business Management Fee was reduced by the amount of any payments made to Mr. Zalatoris under the CEO Agreement. The CEO Agreement ended on February 2, 2026, and Mr. Zalatoris resigned from his positions as president and chief executive officer effective the same date. The foregoing description is qualified by reference to the Business Management Agreement in its entirety. During the years ended December 31, 2025 and 2024, total costs incurred under the CEO Agreement were $350 and $323, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

NOTE 12 –LEASES

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

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

Rental income related to the Company’s operating leases is comprised of the following for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Rental income - fixed payments	$120,237	$118,177	$115,092
Rental income - variable payments (a)	32,628	31,724	32,221
Amortization of acquired lease intangibles, net	357	(72)	2,323
Rental income	$153,222	$149,829	$149,636

(a)
Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

The future base rent payments to be received under operating leases including ground leases as of December 31, 2025 for the years indicated, assuming no expiring leases are renewed, are as follows:

Lease Payments
2026	$111,309
2027	101,505
2028	86,365
2029	69,304
2030	49,014
Thereafter	137,227
Total	$554,724

Lease Expense

The Company is the lessee under one ground lease. The ground lease, which commenced on July 1, 2007, was assumed as part of a property purchased in October 2015 and extends through June 30, 2037 with six 5-year renewal options which the Company assumes will be exercised. When the Company acquired the lease, the Company considered the lease terms and lease classification. As reassessment was not required under practical expedients accorded in ASC 842, the Company has continued to account for the ground lease as an operating lease with an established lease term and payment schedule. The lease liability was based on the present value of the ground lease’s future lease payments using an interest rate of 6.225% which the Company considered reasonable and within the range of the Company’s incremental borrowing rate. For the years ended December 31, 2025, 2024 and 2023, total rent expense was $1,944, $1,944 and $1,944, respectively, recorded in property operating expenses on the consolidated statements of operations and comprehensive loss.

Lease payments for the ground lease as of December 31, 2025 for each of the five succeeding years and thereafter is as follows:

Lease Payments
2026	$1,264
2027	1,332
2028	1,401
2029	1,401
2030	1,401
Thereafter	79,050
Total undiscounted lease payments	85,849
Less: Amount representing interest	(60,251)
Present value of lease liability	$25,598

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

As of December 31, 2025, the Company’s accounts and rent receivable, net balance was $26,845, which was net of an allowance for bad debts of $1,582. As of December 31, 2024, the Company’s accounts and rent receivable, net balance was $23,355, which was net of an allowance for bad debts of $1,044.

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of December 31, 2025 and 2024.

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2025
Interest rate swap agreements - Other assets	$—	$6,555	$—	$6,555
Interest rate swap agreements - Other liabilities	$—	$90	$—	$90
December 31, 2024
Interest rate swap agreements - Other assets	$—	$19,437	$—	$19,437
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—

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

NOTE 14 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Company has evaluated events that occurred subsequent to December 31, 2025 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the consolidated financial statements.

Repayment of Mortgage

On January 30, 2026, the Company drew $19,000 on its Revolving Credit Facility to repay indebtedness secured by a mortgage on the Milford Marketplace property, which had an outstanding principal balance of $18,727 and was repaid in full on January 30, 2026.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

(Dollar amounts in thousands, except per share amounts)

Subsequent to the payoff, the property was added to the borrowing base for the Credit Facility.

INLAND REAL ESTATE INCOME TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2025

(Dollar amounts in thousands)

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encumbrance	Land	Buildings and Improve- ments	Cost Capitalized Subsequent to Acquisitions (C)	Land (D)	Buildings and Improvements (D)	Total (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired	Depreciable Lives
Blossom Valley Plaza	$—	$9,515	$11,142	$2,191	$9,515	$13,333	$22,848	$(4,969)	1988	2015	15-30
Turlock, CA
Branson Hills Plaza	—	3,787	6,039	257	3,787	6,296	10,083	(15,828)	2005	2014	15-30
Branson, MO
CityPlace	—	16,609	54,245	337	16,609	54,582	71,191	(7,710)	2016-2018	2022	15-30
Woodbury, MN
Coastal North Town Center	—	13,725	49,673	(41)	13,725	49,632	63,357	(17,478)	2014	2016	15-30
Myrtle Beach, SC
Coastal North Town Center - Phase II	—	365	3,034	—	365	3,034	3,399	(924)	2016	2017	15-30
Myrtle Beach, SC
Denton Village	—	1,312	15,308	—	1,312	15,308	16,620	(2,058)	2016	2022	15-30
Denton, TX
Dixie Valley	—	2,807	9,053	4,832	2,807	13,885	16,692	(5,006)	1988	2014	15-30
Louisville, KY
Dogwood Festival	—	4,500	41,865	7,788	4,500	49,653	54,153	(20,895)	2002	2014	5-30
Flowood, MO
Eastside Junction	—	2,411	8,393	700	2,411	9,093	11,504	(3,609)	2008	2015	15-30
Athens, AL
Fairgrounds Crossing	—	6,069	22,637	5,243	6,069	27,880	33,949	(9,700)	2008	2015	15-30
Hot Springs, AR
Fox Point Plaza	—	3,518	12,681	3,501	3,518	16,182	19,700	(6,617)	2008	2014	15-30
Neenah, WI
Frisco Marketplace	—	6,618	3,315	298	6,618	3,613	10,231	(1,678)	2002	2015	15-30
Frisco, TX
Green Tree Shopping Center	—	7,218	17,846	1,948	7,218	19,794	27,012	(7,530)	1997	2015	5-30
Katy, TX
Harris Plaza	—	6,500	19,403	4,881	6,500	24,284	30,784	(10,219)	2001-2008	2014	15-30
Layton, UT
Harvest Square	—	2,186	9,330	697	2,186	10,027	12,213	(4,154)	2008	2014	15-30
Harvest, AL
Heritage Square	—	2,028	5,538	464	2,028	6,002	8,030	(2,523)	2010	2014	15-30
Conyers, AL
Kroger - Copps Grocery Store	—	1,440	11,799	—	1,440	11,799	13,239	(4,790)	2012	2014	15-30
Stevens Point, WI
Kroger - Pick n Save Center	—	3,150	14,283	2,879	3,150	17,162	20,312	(7,339)	2011	2014	15-30
West Bend, WI
Lakeside Crossing	—	1,460	16,999	446	1,460	17,445	18,905	(7,499)	2013	2014	15-30
Lynchburg, VA
Landing at Ocean Isle Beach	—	3,053	7,081	336	3,053	7,417	10,470	(3,351)	2009	2014	15-30
Ocean Isle, NC
Lower Makefield Shopping Center	—	6,559	18,351	264	6,559	18,615	25,174	(2,819)	1986 / 2000	2022	15-30
Lower Makefield, PA
Mansfield Pointe	—	5,350	20,002	2,217	5,350	22,219	27,569	(9,469)	2008	2014	15-30
Mansfield, TX
Marketplace at El Paseo	—	16,390	46,971	524	16,390	47,495	63,885	(17,471)	2014	2015	15-30
Fresno, CA
Marketplace at Tech Center	—	10,684	68,580	4,251	10,684	72,831	83,515	(25,510)	2015	2015	15-30
Newport News, VA
MidTowne Shopping Center	—	8,810	29,699	2,638	8,810	32,337	41,147	(13,583)	2005/2008	2014	5-30
Little Rock, AR
Milford Marketplace	18,727	—	35,867	2,950	—	38,817	38,817	(14,222)	2007	2015	15-30
Milford, CT
Newington Fair	—	7,833	8,329	702	7,833	9,031	16,864	(5,276)	1994/2009	2012	15-30
Newington, CT
New Town Village	—	2,106	3,216	258	2,106	3,474	5,580	(859)	1996	2022	15-30
Owings Mills, MD
North Hills Square	—	4,800	5,493	1,557	4,800	7,050	11,850	(2,716)	1997	2014	15-30
Coral Springs, FL
Northpark Village Square	—	15,806	41,201	2,302	15,806	43,503	59,309	(6,146)	1996	2022	15-30
Santa Clarita, CA
Northville Park Place	—	6,440	27,635	699	6,440	28,334	34,774	(4,302)	2014	2022	15-30
Northville, MI
Olde Ivy Village	—	5,034	12,104	24	5,034	12,128	17,162	(1,607)	2015	2022	15-30
Smyrna, GA
Oquirrh Mountain Marketplace	—	4,254	14,467	505	4,254	14,972	19,226	(5,467)	2014-2015	2015	15-30
Jordan, UT

		Initial cost (A)			Gross amount carried at end of period (B)
Property Name	Encumbrance	Land	Buildings and Improve- ments	Cost Capitalized Subsequent to Acquisitions (C)	Land (D)	Buildings and Improvements (D)	Total (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired	Depreciable Lives
Oquirrh Mountain Marketplace Phase II	—	1,403	3,727	(50)	1,403	3,677	5,080	(1,313)	2014-2015	2016	15-30
Jordan, UT
Park Avenue Shopping Center	—	5,500	16,365	5,387	5,500	21,752	27,252	(8,883)	2012	2014	15-30
Little Rock, AR
Pentucket Shopping Center	—	5,993	11,251	2,999	5,993	14,250	20,243	(4,577)	1986	2017	15-30
Plaistow, NH
Plaza at Prairie Ridge	—	618	2,305	—	618	2,305	2,923	(895)	2008	2015	15-30
Pleasant Prairie, WI
Prattville Town Center	—	5,336	27,672	1,095	5,336	28,767	34,103	(11,205)	2007	2015	15-30
Prattville, AL
Regal Court	—	5,873	41,181	3,106	5,873	44,287	50,160	(17,611)	2008	2015	5-30
Shreveport, LA
Rusty Leaf Plaza	—	8,643	20,638	268	8,643	20,906	29,549	(2,838)	1966	2022	15-30
Orange, CA
Settlers Ridge	—	25,962	98,157	2,626	25,962	100,783	126,745	(38,406)	2011	2015	15-30
Pittsburgh, PA
Shoppes at Lake Park	—	2,285	8,527	375	2,285	8,902	11,187	(3,493)	2008	2015	15-30
West Valley City. UT
Shoppes at Market Pointe	—	12,499	8,388	2,032	12,499	10,420	22,919	(5,209)	2006-2007	2015	15-30
Papillion, NE
Shoppes at Prairie Ridge	—	7,521	22,468	1,483	7,521	23,951	31,472	(9,625)	2009	2014	15-30
Pleasant Prairie, WI
The Shoppes at Branson Hills	—	4,418	37,229	3,135	4,418	40,364	44,782	(2,644)	2005	2014	15-30
Branson, MO
Shops at Hawk Ridge	—	1,329	10,341	1,782	1,329	12,123	13,452	(4,302)	2009	2015	5-30
St. Louis, MO
Village at Burlington Creek	—	10,789	19,385	5,191	10,789	24,576	35,365	(9,261)	2007 & 2015	2015	5-30
Kansas City, MO
Walgreens Plaza	—	2,624	9,683	441	2,624	10,124	12,748	(4,227)	2011	2015	15-30
Jacksonville, NC
Wedgewood Commons	—	2,220	26,577	4,362	2,220	30,939	33,159	(12,494)	2009-2013	2013	5-30
Olive Branch, MS
White City	—	18,961	70,423	4,581	18,961	75,004	93,965	(28,859)	2013	2015	15-30
Shrewsbury, MA
Wilson Marketplace	—	11,155	27,498	3,157	11,155	30,655	41,810	(9,807)	2007	2017	15-30
Wilson, NC
Yorkville Marketplace	—	4,990	13,928	1,038	4,990	14,966	19,956	(6,269)	2002 & 2007	2015	15-30
Yorkville, IL
Total:	$18,727	$330,456	$1,147,322	$98,656	$330,456	$1,245,978	$1,576,434	$(435,242)

Notes:

(a)
The initial cost to the Company represents the original purchase price of the property.
(b)
The aggregate cost of real estate owned as of December 31, 2025 for federal income tax purposes was $1,657,823 (unaudited).
(c)
As applicable, some amounts include write-offs.
(d)
Reconciliation of real estate owned:

	2025	2024	2023
Balance at January 1,	$1,557,352	$1,540,196	$1,528,765
Improvements	19,082	17,156	11,431
Balance at December 31,	$1,576,434	$1,557,352	$1,540,196

(e)
Reconciliation of accumulated depreciation:

Balance at January 1,	$385,932	$335,700	$288,863
Depreciation expense	49,310	50,232	46,837
Balance at December 31,	$435,242	$385,932	$335,700