Form 10-Q
period 2026-03-31
Inland Real Estate Income Trust, Inc.
filed 2026-05-06
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

Yes ☐ No ☒

As of May 5, 2026, there were 36,068,727 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Assets:
Investment properties held and used:
Land	$330,456	$330,456
Building and other improvements	1,248,020	1,245,978
Total	1,578,476	1,576,434
Less accumulated depreciation	(447,848)	(435,242)
Net investment properties held and used	1,130,628	1,141,192
Cash and cash equivalents	9,224	7,951
Restricted cash	412	468
Accounts and rent receivable	27,032	26,845
Acquired lease intangible assets, net	37,416	39,355
Operating lease right-of-use asset, net	12,903	12,992
Other assets	21,265	19,125
Total assets	$1,238,880	$1,247,928

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$836,075	$837,475
Accounts payable and accrued expenses	10,285	10,641
Operating lease liability	25,679	25,598
Distributions payable	4,899	4,899
Acquired intangible liabilities, net	30,044	30,761
Due to related parties	2,927	2,700
Other liabilities	8,968	10,496
Total liabilities	918,877	922,570

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,110,108 shares issued and outstanding as of March 31, 2026 and December 31, 2025	36	36
Additional paid in capital	816,317	816,279
Accumulated distributions and net loss	(505,213)	(498,065)
Accumulated other comprehensive income	8,863	7,108
Total stockholders’ equity	320,003	325,358
Total liabilities and stockholders’ equity	$1,238,880	$1,247,928

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Income:
Rental income	$38,733	$38,756
Other property income	177	49
Total income	38,910	38,805

Expenses:
Property operating expenses	8,647	8,584
Real estate tax expense	4,711	4,504
General and administrative expenses	1,324	1,924
Business management fee	2,327	2,242
Depreciation and amortization	14,294	14,465
Total expenses	31,303	31,719

Other Income (Expense):
Interest expense	(9,894)	(9,727)
Interest and other income	38	40
Net loss	$(2,249)	$(2,601)

Net loss per common share, basic and diluted	$(0.06)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	36,110,108	36,104,130

Comprehensive loss:
Net loss	$(2,249)	$(2,601)
Unrealized gain (loss) on derivatives	3,676	(2,497)
Reclassification adjustment for amounts included in net loss	(1,921)	(2,900)
Comprehensive loss	$(494)	$(7,998)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands, except per share amounts)

For the Three Months Ended March 31, 2026
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2025	36,110,108	$36	$816,279	$(498,065)	$7,108	$325,358

Distributions declared ($0.135600 per share)	—	—	—	(4,899)	—	(4,899)
Unrealized gain on derivatives	—	—	—	—	3,676	3,676
Reclassification adjustment for amounts included in net loss	—	—	—	—	(1,921)	(1,921)
Equity-based compensation	—	—	38	—	—	38
Net loss	—	—	—	(2,249)	—	(2,249)
Balance at March 31, 2026	36,110,108	$36	$816,317	$(505,213)	$8,863	$320,003

For the Three Months Ended March 31, 2025
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2024	36,104,130	$36	$816,149	$(467,427)	$20,678	$369,436

Distributions declared ($0.135600 per share)	—	—	—	(4,898)	—	(4,898)
Unrealized loss on derivatives	—	—	—	—	(2,497)	(2,497)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(2,900)	(2,900)
Equity-based compensation	—	—	34	—	—	34
Net loss	—	—	—	(2,601)	—	(2,601)
Balance at March 31, 2025	36,104,130	$36	$816,183	$(474,926)	$15,281	$356,574

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,249)	$(2,601)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,294	14,465
Amortization of debt issuance costs	327	299
Amortization of acquired market leases, net	(71)	(33)
Amortization of equity-based compensation	38	34
Reduction in the carrying amount of the right-of-use-asset	89	93
Straight-line income, net	(433)	(520)
Other non-cash adjustments	62	49
Changes in assets and liabilities:
Accounts payable and accrued expenses	(1,082)	580
Accounts and rent receivable	246	405
Other assets	(61)	103
Due to related parties	131	187
Operating lease liability	81	76
Other liabilities	(602)	(1,343)
Net cash flows provided by operating activities	10,770	11,794

Cash flows from investing activities:
Capital expenditures	(2,927)	(5,173)
Net cash flows used in investing activities	(2,927)	(5,173)

Cash flows from financing activities:
Payment of credit facility	(2,000)	(4,000)
Proceeds from credit facility	19,000	4,000
Payment of mortgages payable	(18,727)	(88)
Distributions paid	(4,899)	(4,898)
Net cash flows used in financing activities	(6,626)	(4,986)

Net increase in cash, cash equivalents and restricted cash	1,217	1,635
Cash, cash equivalents and restricted cash, at beginning of the period	8,419	6,896
Cash, cash equivalents and restricted cash, at end of period	$9,636	$8,531

Supplemental disclosure of cash flow information:

Cash paid for interest	$9,335	$9,707

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$747	$337

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited, dollar amounts in thousands, except per share amounts)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q should refer to the audited consolidated financial statements of Inland Real Estate Income Trust, Inc. (which may be referred to herein as the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2025, which are included in the Company’s 2025 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2026, as certain footnote disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report on Form 10-Q.

NOTE 1 – ORGANIZATION

The Company was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. The Company focuses primarily on acquiring and owning a portfolio substantially all of which is comprised of grocery-anchored properties. As of March 31, 2026, the Company owned 52 retail properties. The properties aggregate a total of 7.2 million square feet. The properties are located in 24 states. A majority of the Company’s properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. As of March 31, 2026, the Company’s portfolio had physical and economic occupancy of 92.4% and 92.6%, respectively.

The Company has no employees. The Company is managed by IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly-owned subsidiary of Inland Real Estate Investment Corporation (the “Sponsor”). Various affiliates of the Sponsor provide services to the Company through the Business Manager, which is responsible for overseeing and managing the Company’s day-to-day operations. The Company’s relationship with the Business Manager is governed by the Fourth Amended and Restated Business Management Agreement (the “Business Management Agreement”) that the Company has entered into with the Business Manager. Under the Business Management Agreement, the Company pays the Business Manager a fee for the services it provides to the Company and reimburses the Business Manager for certain expenses that the Business Manager incurs on the Company’s behalf. The Company is entitled to reduce the fee payable to the Business Manager for any amounts that the Company pays to the person serving as its president and chief executive officer. The Company’s properties are managed by Inland Commercial Real Estate Services LLC, referred to herein as the “Real Estate Manager,” an indirect wholly-owned subsidiary of the Sponsor.

On December 8, 2025, as reported in the Company’s Form 8-K filed with the SEC on December 9, 2025, the Company announced that the Company’s board of directors (the “board”) had approved: (i) an estimated per share net asset value (the “Estimated Per Share NAV”) of the Company’s common stock as of September 30, 2025; and (ii) the reinstatement of the Company’s distribution reinvestment plan (as amended, the “DRP”) and share repurchase program (as amended, the “SRP”) effective February 1, 2026, following the suspension of both programs on October 1, 2024. On December 17, 2025, as reported in the Company’s Form 8-K filed with the SEC on December 22, 2025, the Company announced that the board amended and restated the SRP to provide that shares accepted for “ordinary repurchases” will be repurchased at 80% of the Estimated Per Share NAV and shares accepted for “exceptional repurchases” will be repurchased at 100% of the Estimated Per Share NAV.

There is no established trading market for the Company’s common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 11, 2026, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026, except as noted below.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	March 31,
	2026	2025
Cash and cash equivalents	$9,224	$8,051
Restricted cash	412	480
Total cash, cash equivalents, and restricted cash	$9,636	$8,531

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

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. The Company also issues shares through the DRP and has generated $148,145 in proceeds from this issuance since inception through March 31, 2026. As of March 31, 2026, there were 36,110,108 shares of common stock outstanding including 6,760,659 shares issued through the DRP and 29,097 vested restricted shares, net of 4,213,670 shares repurchased through the SRP. See Note 11 – “Equity-Based Compensation” for further information on restricted shares.

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

The DRP was suspended effective October 1, 2024 and was reinstated effective February 1, 2026. While the DRP was suspended, stockholders that previously participated in the DRP were not permitted to reinvest distributions paid by the Company in additional shares. Any prior reinvested distributions were not impacted. Although the Company continued paying distributions during the suspension of the DRP, the DRP was not a source of capital while it remained suspended.

There were no distributions reinvested through the DRP during the three months ended March 31, 2026. In light of the suspension noted above, there were no distributions reinvested through the DRP during the three months ended March 31, 2025.

Share Repurchase Program

The Company is authorized through the SRP to repurchase shares from stockholders who purchased their shares directly from the Company as opposed to another stockholder or received their shares through a non-cash transfer and have held their shares for at least one year. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), as defined in the SRP, the one year holding period does not apply. Repurchases are made in the Company’s sole discretion. The SRP was suspended effective October 1, 2024 and reinstated effective February 1, 2026. During the suspension, the Company did not repurchase shares under the SRP.

The SRP is governed by the terms of the Sixth Amended and Restated Share Repurchase Program (the “Sixth SRP”) adopted by the board on December 17, 2025, effective on February 1, 2026. Under the Sixth SRP, the repurchase price will be equal to the then-current Estimated Per Share NAV for the Exceptional Repurchases and equal to 80% of the then-current Estimated Per Share NAV for “ordinary repurchases.” Under the Sixth SRP, the board has the discretion to establish the proceeds available to fund repurchases each quarter and can use proceeds from all sources available to the Company, in the board’s sole discretion. The board also has the discretion to determine the amount of repurchases, if any, to be made each quarter based on its evaluation of the Company’s business, cash needs and any other requirements of applicable law. A copy of the Sixth SRP is available on the Company’s website.

The SRP contains numerous restrictions that limit the stockholders’ ability to sell their shares. The board, in its sole discretion, may amend or terminate the SRP. The SRP will immediately terminate if the Company’s shares become listed for trading on a national securities exchange.

There were no repurchases through the SRP for the three months ended March 31, 2026. In light of the suspension noted above, the Company did not repurchase any shares through the SRP during the three months ended March 31, 2025. There was no liability related to the SRP as of March 31, 2026 and December 31, 2025.

NOTE 4 – DISPOSITIONS

On March 12, 2026, the Company entered into a purchase and sale agreement for the sale of The Village at Burlington Creek property for a purchase price of $34,000. The buyer has deposited earnest money of $450 into escrow pursuant to the agreement; however, because the deposit remains refundable under certain contingencies, the Company does not have control over the funds and therefore does not recognize them as an asset. The property will be classified as held for sale upon the buyer’s completion of due diligence and the removal of all contingencies that provide the buyer with a refundable termination right. The Company expects to complete the sale of the property in the second quarter of 2026.

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

Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as costs and expenses associated with occupancy. Under net leases where expenses are paid directly by the tenant rather than the landlord, such expenses are not included on the consolidated statements of operations and comprehensive loss. Under leases where expenses are paid by the Company, subject to reimbursement by the tenant, the expenses are included within property operating expenses. Reimbursements for common area maintenance are considered non-lease components that are permitted to be combined with rental income. The combined lease component and reimbursements for insurance and taxes are reported as rental income on the consolidated statements of operations and comprehensive loss.

Rental income related to the Company’s operating leases is comprised of the following:

	Three Months Ended March 31,
	2026	2025
Rental income - fixed payments	$30,570	$30,001
Rental income - variable payments (a)	8,092	8,722
Amortization of acquired lease intangibles, net	71	33
Rental income	$38,733	$38,756

(a) Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

As of March 31, 2026, the Company’s accounts and rent receivable, net balance was $27,032, which was net of an allowance for bad debts of $1,553. As of December 31, 2025, the Company’s accounts and rent receivable, net balance was $26,845, which was net of an allowance for bad debts of $1,582.

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Intangible assets:
Acquired in-place lease value	$183,305	$183,305
Acquired above market lease value	52,640	52,640
Accumulated amortization	(198,529)	(196,590)
Acquired lease intangibles, net	$37,416	$39,355
Intangible liabilities:
Acquired below market lease value	$79,914	$79,914
Accumulated amortization	(49,870)	(49,153)
Acquired below market lease intangibles, net	$30,044	$30,761

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

	Three Months Ended March 31,
	2026	2025
Amortization recorded as amortization expense:
Acquired in-place lease value	$1,293	$1,872
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(646)	$(772)
Acquired below market leases	717	805
Net rental income increase	$71	$33

Estimated amortization of the respective intangible lease assets and liabilities as of March 31, 2026 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2026 (remainder of year)	$3,644	$1,805	$2,131
2027	3,562	1,837	2,692
2028	2,864	1,590	2,560
2029	2,580	1,508	2,485
2030	2,007	1,435	2,269
Thereafter	9,029	5,555	17,907
Total	$23,686	$13,730	$30,044

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of March 31, 2026 and December 31, 2025, the Company had the following mortgage and credit facility payable:

	March 31, 2026		December 31, 2025
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgage payable	$—	—	$18,727	4.02%
Credit facility payable	840,000	4.66%	823,000	4.66%
Total debt before unamortized debt issuance costs including impact of interest rate swaps	840,000	4.66%	841,727	4.65%
(Less): Unamortized debt issuance costs	(3,925)		(4,252)
Total debt	$836,075		$837,475

The Company’s indebtedness bore interest at a weighted average interest rate of 4.66% per annum as of March 31, 2026, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding unamortized debt issuance costs was $840,000 and $841,727 as of March 31, 2026 and December 31, 2025, respectively, and its estimated fair value was $840,000 and $841,727 as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026, maturities on the Company’s debt were as follows:

March 31, 2026
Maturities by Year:	Maturity of Credit Facility
2026 (remainder of the year)	$—
2027	—
2028	—
2029	840,000
2030	—
Thereafter	—
Total	$840,000

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

As of March 31, 2026, the Company had $265,000 outstanding under the Revolving Credit Facility and $575,000 outstanding under the Term Loan. As of March 31, 2026, the interest rates on the Revolving Credit Facility and the Term Loan were 5.58% per annum and 4.24% per annum, respectively. Each of the Revolving Credit Facility and the Term Loan matures on April 1, 2029, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions. Borrowings under the Credit Facility bear interest equal to one-month Term Secured Overnight Financing Rate (“SOFR”) plus a margin, the amount of which depends on the Company’s leverage ratio.

As of March 31, 2026, the Company had a maximum amount of $20,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. As of March 31, 2026, all of the Company’s properties were included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of March 31, 2026, the Company was in compliance with all financial covenants related to the Credit Facility as amended.

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

As of March 31, 2026, the Company had hedged $525,000 of the Term Loan using interest rate swap contracts. The following table summarizes the Company’s interest rate swap contracts outstanding as of March 31, 2026.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value as of March 31, 2026
Assets
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.69%	90,000	1,480
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.85%	100,000	1,509
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.72%	85,000	1,382
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	472
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	472
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	75,000	591
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.77%	55,000	409
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.26%	145,000	607
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.26%	105,000	441
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.27%	105,000	421
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.28%	90,000	353
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.34%	50,000	133
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.31%	30,000	95
					$1,050,000	$8,365

(a)
As of March 31, 2026, the one-month term SOFR was 3.66%.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2026	2025
Effective portion of derivatives	$3,676	$(2,497)
Reclassification adjustment for amounts included in net loss (effective portion)	$(1,921)	$(2,900)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive loss was $9,894 and $9,727 for the three months ended March 31, 2026 and 2025, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated statements of operations and comprehensive loss. The amount that is expected to be reclassified from accumulated other comprehensive income into income (loss) in the next 12 months is $7,076.

NOTE 8 – DISTRIBUTIONS

The table below presents the distributions paid and declared during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Distributions paid	$4,899	$4,898
Distributions declared	$4,899	$4,898

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted EPS. As a result of a net loss for the three months ended March 31, 2026 and 2025, 5,018 and 4,358 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 11 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares are issued to non-employee directors as compensation. Restricted shares are included in common stock outstanding on the date of the vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the non-employee directors was $38 and $34, in the aggregate, for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had $177 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.6 years. There were no restricted shares that vested during the three months ended March 31, 2026 and 2025.

A summary table of the status of the restricted shares is presented below:

Restricted Shares
Outstanding at December 31, 2025	16,648
Granted	—
Vested	—
Outstanding at March 31, 2026	16,648

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment as defined by GAAP, retail real estate, for the three months ended March 31, 2026 and 2025. The retail real estate segment derives revenue from rents received under long-term operating leases. The accounting policies of the retail real estate segment are the same as those described in the summary of significant accounting policies for the Company.

The chief operating decision maker (“CODM”) assesses performance for the retail real estate segment and decides how to allocate resources based on net income (loss), which is reported on the accompanying consolidated statements of operations and comprehensive loss. The Company’s CODM is its CEO.

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

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2026 and 2025. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended March 31,		Unpaid amounts as of
		2026	2025	March 31, 2026	December 31, 2025
General and administrative reimbursements	(a)	$442	$416	$285	$273

Real estate management fees		$1,474	$1,449	$—	$—
Property operating expenses		419	613	66	55
Construction management fees		103	107	97	1
Leasing fees		43	86	152	108
Total real estate management related costs	(b)	$2,039	$2,255	$315	$164

Business management fees	(c)	$2,327	$2,242	$2,327	$2,263

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

On January 19, 2024, the Company entered into the Business Management Agreement with the Business Manager, effective February 1, 2024, to, among other things, (i) provide the Company with the authority to engage a person not affiliated with or employed by the Business Manager to serve as president and chief executive officer of the Company and (ii) to reduce the business management fee payable to the Business Manager by the amount of any payment made to any third-party person as compensation for services as the Company’s president and chief executive officer. In connection with an agreement entered into with Mark Zalatoris, the Company’s then-president and chief executive officer, referred to herein as the “CEO Agreement,” the Business Management Fee was reduced by the amount of any payments made to Mr. Zalatoris under the CEO Agreement. Mr. Zalatoris resigned from his positions as president and chief executive officer of the Company effective February 2, 2026. Effective as of the same date, Bernard Michael was appointed as the Company’s president and chief executive officer. As a result of this transition, the Business Manager now directly compensates Mr. Michael. Accordingly, beginning in February 2026, the Company pays the Business Manager the full fee it is entitled to under the Business Management Agreement. During the three months ended March 31, 2026 and 2025, total costs incurred under the CEO Agreement were $29 and $88, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of March 31, 2026 and December 31, 2025.

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2026
Interest rate swap agreements - Other assets	$—	$8,365	$—	$8,365
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—
December 31, 2025
Interest rate swap agreements - Other assets	$—	$6,555	$—	$6,555
Interest rate swap agreements - Other liabilities	$—	$90	$—	$90

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

NOTE 15 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Company has evaluated events that occurred subsequent to March 31, 2026 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the consolidated financial statements.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 11, 2026, some of which are summarized below:

•
As part of the review of strategic alternatives, our board decided not to pursue the sale of the Company at the present time. There is no assurance that we will pursue an alternative liquidity event in the near future, if at all. We have limited sources of capital and thus a limited ability to increase our asset base or to fund other needs including share repurchases;
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
•
Volatility in the financial markets and challenging economic conditions including market disruptions and uncertainties resulting from any future global pandemic or epidemic, ongoing hostilities in various parts of the world and other geopolitical events affecting the financing markets generally such as tariffs, changes in governmental programs or spending, volatility in interest rates, supply chain shortages that affect our tenants or other disruptions caused by events beyond our control, may adversely impact the economy generally and the retail sector in particular. Volatility and market disruptions, could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur;
•
We have incurred net losses on a GAAP basis for the three months ended March 31, 2026 and 2025, and for the year ended December 31, 2025;
•
Our Business Manager and its affiliates face conflicts of interest caused by, among other things, their compensation arrangements with us, the allocation of personnel and resources between its affiliates, our Business Manager and our Real Estate Manager and overlapping leadership roles certain of our executive officers have with the Business Manager and its affiliates, which could result in actions that are not in our long-term best interests;
•
We do not have arm’s-length agreements with our Business Manager, our Real Estate Manager or any other affiliates of our Sponsor and we pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of our Sponsor;
•
Our properties may compete with the properties owned by other programs sponsored by an affiliate of our Sponsor;
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

The following discussion and analysis relates to the three months ended March 31, 2026 and 2025 and as of March 31, 2026 and December 31, 2025. Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

We routinely post important information about us and our business, including financial and other information for investors, on our website. We encourage investors to visit our website at inland-investments.com/inland-income-trust from time to time, as information is updated and new information is posted.

Overview

We were formed as a Maryland corporation on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2013. Our business plan focuses primarily on acquiring and owning a portfolio substantially all of which is comprised of grocery-anchored properties. The Business Manager continues to evaluate our business plan and strategy, including considering and presenting alternatives and enhancements for board review with a view towards being able to increase the Company’s assets and cash flow on an accretive basis as well as to enhance the Company’s capital (primarily equity) and provide liquidity to stockholders over time.

We raised equity capital through a “best efforts” offering that commenced on October 18, 2012 and concluded on October 16, 2015. We sold 33,534,022 shares of common stock in the offering generating gross proceeds of $834.4 million. We have not raised any further equity capital through an underwritten or best-efforts basis since the offering was completed. We have also generated equity capital through the sale of shares through our DRP. As noted herein, the DRP was suspended in September 2024 until February 2026. Since inception until March 31, 2026, we had issued a total of 6,760,659 shares through the DRP generating aggregate proceeds of $148 million. Although the DRP was recently reinstated, there is no assurance that stockholders will continue to participate at the level before suspension. We have also used, and may continue to use, various sources of debt capital to fund acquisitions and other capital and operating needs as further described.

As of March 31, 2026, we owned 52 retail properties, totaling 7.2 million square feet located in 24 states. A majority of our properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. As of March 31, 2026, grocery-anchored or grocery shadow-anchored shopping center properties represented 87% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center near a grocery store that we do not own and is not a part of our shopping center but that we believe generates traffic for our shopping center. As of March 31, 2026, our portfolio had physical and economic occupancy of 92.4% and 92.6%, respectively. Physical and economic occupancy both increased approximately 0.4% compared to physical and economic occupancy of 92.0% and 92.2%, respectively, as of December 31, 2025. As of March 31, 2026, annualized base rent (“ABR”) per square foot averaged $20.19 for all owned properties. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, excluding ground leases. ABR including ground leases averaged $17.28 as of March 31, 2026. There were no completed acquisitions or dispositions during the three months ended March 31, 2026.

On March 12, 2026, we entered into a purchase and sale agreement for the sale of The Village at Burlington Creek property for a purchase price of $34 million. The property will be classified as held for sale upon the buyer’s completion of due diligence and the removal of all contingencies that provide the buyer with a refundable termination right. We expect to complete the sale of the property in the second quarter of 2026. The Company currently expects to use substantially all of the net proceeds to repay outstanding borrowings under its Credit Facility.

We have no employees and are externally managed and advised by IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly-owned subsidiary of Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” pursuant to an agreement that expires on March 31, 2027. Under this agreement, we pay fees to and reimburse certain expenses incurred by the Business Manager for the services provided to us. This fee was reduced dollar-for-dollar for amounts we paid to Mark Zalatoris during the time he served as the Company’s president and chief executive officer. Mr. Zalatoris resigned from his positions as president and chief executive officer effective February 2, 2026. Effective as of the same date, Bernard Michael was appointed as the Company’s president and chief executive officer. As a result of this transition, the Business Manager now directly compensates Mr. Michael. Accordingly, beginning in February 2026, we pay the Business Manager the full fee it is entitled to under our agreement with the Business Manager. We do not reimburse the Business Manager for any compensation it pays to any person serving as one of our executive officers. Our properties are managed by Inland Commercial Real Estate Services LLC, also an indirect wholly-owned subsidiary of our Sponsor.

Inflation and Interest Rates

Inflationary pressures, volatility in interest rates, and the imposition of new duties, tariffs, trade barriers and retaliatory countermeasures by the U.S. and other governments, could all reduce consumer spending and adversely impact retailer profitability, particularly if rates rise which may impact our ability to increase rents as well as tenant demand for new and existing store locations. Regardless of inflation levels, base rent under most of our long-term anchor leases remain constant (subject to tenants’ exercise of renewal options at pre-negotiated rent increases) until the expiration of their lease terms, regardless of the inflation rate for any period. While many of our leases require tenants to pay their share of shopping center operating expenses (including common area maintenance, real estate tax and insurance expenses), our ability to collect the expense increases passed through to tenants is dependent on their ability to absorb and pay these increases. Inflation may also impact other aspects of our operating costs, including fees paid to service providers, the cost to complete redevelopments and build-outs of recently leased vacancies and interest rate costs relating to variable rate loans and refinancing of lower fixed-rate indebtedness. While we have not been significantly impacted by any of these items to date, no assurances can be provided that these inflationary pressures will not have a material adverse effect on our business in the future.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of March 31, 2026
Number of properties	52
Purchase price	$1,624,667
Total square footage	7,171,150
Physical occupancy	92.4%
Economic occupancy	92.6%
Weighted average remaining lease term (years) (a)	4.4
(a)
Weighted average remaining lease term is based on a weighting by ABR as of March 31, 2026.

The table below presents information for each of our investment properties as of March 31, 2026.

Property (a)	Location	Square Footage	Physical Occupancy	Economic Occupancy
Newington Fair	Newington, CT	186,205	72.3%	72.3%
Wedgewood Commons	Olive Branch, MS	169,558	93.2%	93.2%
Park Avenue	Little Rock, AR	78,702	90.7%	90.7%
North Hills Square	Coral Springs, FL	63,829	100.0%	100.0%
Mansfield Shopping Center	Mansfield, TX	148,529	86.6%	86.6%
Lakeside Crossing	Lynchburg, VA	67,034	97.8%	97.8%
MidTowne Shopping Center	Little Rock, AR	126,288	73.2%	73.2%
Dogwood Festival	Flowood, MS	188,770	90.7%	90.7%
Pick N Save Center	West Bend, WI	94,446	98.9%	98.9%
Harris Plaza	Layton, UT	126,311	77.6%	77.6%
Dixie Valley	Louisville, KY	119,911	90.1%	90.1%
The Landings at Ocean Isle	Ocean Isle, NC	53,203	97.4%	97.4%
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,606	97.2%	99.2%
Harvest Square	Harvest, AL	70,590	98.0%	98.0%
Heritage Square	Conyers, GA	22,510	93.8%	93.8%
The Shoppes at Branson Hills	Branson, MO	256,244	94.7%	94.7%
Branson Hills Plaza	Branson, MO	210,201	98.0%	100.0%
Copps Grocery Store	Stevens Point, WI	69,911	100.0%	100.0%
Fox Point Plaza	Neenah, WI	171,121	99.1%	99.1%
Shoppes at Lake Park	W. Valley City, UT	52,903	85.1%	85.1%
Plaza at Prairie Ridge	Pleasant Prairie, WI	9,035	100.0%	100.0%
Green Tree Shopping Center	Katy, TX	147,621	100.0%	100.0%
Eastside Junction	Athens, AL	79,675	98.4%	98.4%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.9%	98.9%
Prattville Town Center	Prattville, AL	168,842	96.9%	96.9%
Regal Court	Shreveport, LA	363,061	92.5%	92.5%
Shops at Hawk Ridge	St. Louis, MO	75,951	100.0%	100.0%
Walgreens Plaza	Jacksonville, NC	42,219	52.8%	52.8%
Frisco Marketplace	Frisco, TX	112,024	94.6%	94.6%
White City	Shrewsbury, MA	257,128	89.6%	89.6%
Yorkville Marketplace	Yorkville, IL	111,591	96.0%	96.0%
Shoppes at Market Pointe	Papillion, NE	253,793	98.5%	98.5%
Marketplace at El Paseo	Fresno, CA	224,683	98.8%	98.8%
The Village at Burlington Creek (b)	Kansas City, MO	157,937	78.4%	78.4%
Milford Marketplace	Milford, CT	111,911	100.0%	100.0%
Settlers Ridge	Pittsburgh, PA	473,871	90.5%	90.5%
Blossom Valley Plaza	Turlock, CA	111,475	98.7%	98.7%
Oquirrh Mountain Marketplace	South Jordan, UT	75,950	97.1%	97.1%
Marketplace at Tech Center	Newport News, VA	210,648	90.2%	90.2%
Coastal North Town Center	Myrtle Beach, SC	304,662	97.1%	97.1%
Oquirrh Mountain Marketplace II	South Jordan, UT	10,150	84.7%	84.7%
Wilson Marketplace	Wilson, NC	311,030	100.0%	100.0%
Pentucket Shopping Center	Plaistow, NH	199,454	97.4%	97.4%
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%
New Town	Owings Mill, MD	117,593	45.1%	45.1%
Olde Ivy Village	Smyrna, GA	46,500	79.5%	87.7%
Northpark Village Square	Santa Clarita, CA	87,103	100.0%	100.0%
Lower Makefield Shopping Center	Lower Makefield, PA	75,979	84.4%	84.4%
Denton Village	Denton, TX	48,280	96.9%	96.9%
Rusty Leaf Plaza	Orange, CA	59,188	95.3%	95.3%
Northville Park Place	Northville, MI	78,421	86.9%	86.9%
CityPlace	Woodbury, MN	174,788	98.4%	98.4%
Portfolio total		7,171,150	92.4%	92.6%
(a)
All of our properties are included in the pool of properties comprising the borrowing base under our Credit Facility as of March 31, 2026.
(b)
The property is under contract for sale. See Note 4 – “Dispositions” for further information.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of March 31, 2026.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co.	5	$4,899	4.3%	$16.54	296,150	4.1%
The TJX Companies, Inc.	14	3,864	3.4%	10.91	354,070	4.9%
Ross Dress for Less, Inc.	10	2,853	2.5%	10.88	262,080	3.7%
Ulta Salon, Cosmetics & Fragrance Inc.	13	2,825	2.4%	21.23	133,076	1.9%
Amazon/Whole Foods Market Group, Inc.	3	2,447	2.1%	21.21	115,396	1.6%
Planet Fitness	6	2,191	1.9%	17.74	123,486	1.7%
Dick’s Sporting Goods, Inc.	4	2,158	1.9%	11.94	180,766	2.5%
PetSmart	7	2,129	1.9%	15.36	138,578	1.9%
Sprouts Farmers Market, LLC	4	2,093	1.8%	18.50	113,092	1.6%
Albertsons/Jewel/Shaw’s	2	2,090	1.8%	16.34	127,892	1.8%
Top Ten Tenants	68	$27,549	24.0%	$14.93	1,844,586	25.7%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place as of March 31, 2026.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,428,396	21.5%	10.7%
Grocery	1,331,575	20.1%	16.7%
Lifestyle, Health Clubs, Books & Phones	905,006	13.6%	16.3%
Home Goods	813,536	12.3%	6.7%
Restaurant	634,906	9.6%	18.5%
Apparel & Accessories	461,554	7.0%	9.3%
Consumer Services, Salons, Cleaners, Banks	346,070	5.2%	9.5%
Pet Supplies	258,136	3.9%	3.9%
Health, Doctors & Health Foods	207,316	3.1%	5.4%
Sporting Goods	201,977	3.0%	2.3%
Other	51,485	0.7%	0.7%
Total	6,639,957	100.0%	100.0%

The following table sets forth a summary, as of March 31, 2026, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description – Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	49%	5.2
Junior Box	5,000-9,999	13%	3.9
Small Shop	Less than 5,000	38%	3.5
Total		100%	4.4

American Freight, which leased space at one of our properties, filed for bankruptcy in November 2024. American Freight closed this location, and the lease was rejected in December 2024. We are marketing the space.

Party City, which leased space at four of our properties, filed for bankruptcy protection in December 2024. All four stores were closed as of March 31, 2025. Party City rejected their leases at all four of our locations and we currently have possession of these spaces. We have executed new leases with replacement tenants for two of these spaces. We are marketing the remaining two spaces.

Rite Aid, which leased space at one of our properties, filed for bankruptcy in May 2025. Rite Aid closed this location, and the lease was rejected at the end of August 2025. We are marketing the space.

Painted Tree, which leased space at one of our properties, closed their location and filed for bankruptcy in April 2026.

Lease Expirations

The following table sets forth a summary, as of March 31, 2026, of lease expirations scheduled to occur during the remainder of 2026 and each of the calendar years from 2027 to 2035 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to March 31, 2026. Annualized base rent represents the rent in-place for the applicable property as of March 31, 2026. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $104,763 or $20.19 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases – Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2026 (including month-to-month)	83	259,893	3.9%	$6,590	5.7%	$25.36
2027	123	731,121	11.0%	13,656	11.9%	18.68
2028	149	1,426,125	21.5%	18,996	16.6%	13.32
2029	131	911,399	13.7%	17,109	14.9%	18.77
2030	134	884,105	13.3%	19,124	16.7%	21.63
2031	66	431,592	6.5%	8,994	7.8%	20.84
2032	37	313,450	4.7%	5,754	5.0%	18.36
2033	27	197,841	3.0%	3,686	3.2%	18.63
2034	26	592,405	8.9%	7,382	6.4%	12.46
2035	26	420,770	6.4%	6,595	5.8%	15.67
Thereafter	19	471,256	7.1%	6,855	6.0%	14.55
Leased Total	821	6,639,957	100.0%	$114,741	100.0%	$17.28

Refer to “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Leasing Activity” for details regarding the leasing activity during the three months ended March 31, 2026.

Liquidity and Capital Resources

General

Our primary uses and sources of cash are as follows:

Uses		Sources
•	Interest and principal payments on Credit Facility	•	Cash receipts from our tenants
•	Property operating expenses	•	Sale of shares through the DRP
•	General and administrative expenses	•	Proceeds from new mortgage loans (if any)
•	Distributions to stockholders	•	Borrowing on our Credit Facility
•	Fees payable to our Business Manager and Real Estate Manager	•	Proceeds from sales of real estate (if any)
•	Repurchases of shares under the SRP	•	Proceeds from issuance of securities (if any) other than through the DRP
•	Capital expenditures, tenant improvements and leasing commissions
•	Acquisitions of real estate directly or through joint ventures
•	Redevelopments of entire properties or certain spaces within our properties

We have funded our capital needs primarily through cash flow from operations and through draws on the Credit Facility, if needed.

As of March 31, 2026, we had total debt outstanding of $840 million, excluding unamortized debt issuance costs, which bore interest at a weighted average interest rate of 4.66% per annum. As of March 31, 2026, the weighted average years to maturity for our debt was 3.0 years, not taking into account any extension options that may be exercised at our option. As of both March 31, 2026 and December 31, 2025, our borrowings were 52% of the purchase price of our investment properties. As of March 31, 2026, our cash and cash equivalents balance was $9 million.

As of March 31, 2026, we had $265 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. As of March 31, 2026, the interest rates on the Revolving Credit Facility and the Term Loan were 5.58% per annum and 4.24% per annum, respectively. As of March 31, 2025, the interest rates on the Revolving Credit Facility and the Term Loan were 6.33% per annum and 4.30% per annum, respectively. Each of the Revolving Credit Facility and the Term Loan matures on April 1, 2029, subject to a twelve month extension at our option. As of both May 6, 2026 and March 31, 2026, we had $20 million available for borrowing under the Revolving Credit Facility, subject to various terms and conditions, including compliance with the covenants which could further limit the amount available of the credit agreement that governs the Credit Facility. See “Risk Factors—The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

On January 30, 2026, we drew $19 million on the Revolving Credit Facility to repay indebtedness secured by a mortgage on the Milford Marketplace property, which had an outstanding principal balance of $18.7 million and was repaid in full on January 30, 2026. Subsequent to the payoff, the property was added to the borrowing base for the Credit Facility.

As of both May 6, 2026 and March 31, 2026, all of our properties comprised the borrowing base for the Credit Facility. We may not use any property to secure debt on any particular property without removing the property from the borrowing base. Doing so would, however, reduce the amount that we may draw under the Credit Facility. As of March 31, 2026, we have paid all interest and principal amounts when due, and were in compliance with all financial covenants under the Credit Facility, as amended.

During the three months ended March 31, 2026, we used $2.9 million to invest in capital expenditures and tenant improvements, which was approximately $2.2 million less than we invested during the three months ended March 31, 2025. For the remainder of 2026, we anticipate investing approximately $14.5 million for capital expenditures and tenant improvements. Capital expenditures and tenant improvements are funded by cash flows generated from operations during current or prior periods.

Cash Flow Analysis

	Three Months Ended March 31,		Change
	2026	2025	2026 vs. 2025
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$10,770	$11,794	$(1,024)
Net cash flows used in investing activities	$(2,927)	$(5,173)	$2,246
Net cash flows used in financing activities	$(6,626)	$(4,986)	$(1,640)

Operating activities

The decrease in cash from operating activities during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to timing of receipts from tenants.

Investing activities

	Three Months Ended March 31,		Change
	2026	2025	2026 vs. 2025
	(Dollar amounts in thousands)
Capital expenditures	$(2,927)	$(5,173)	$2,246
Net cash used in investing activities	$(2,927)	$(5,173)	$2,246

The decrease in cash used in investing activities during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to a decrease in capital expenditures.

Financing activities

	Three Months Ended March 31,		Change
	2026	2025	2026 vs. 2025
	(Dollar amounts in thousands)
Total net changes related to debt	$(1,727)	$(88)	$(1,639)
Distributions paid	(4,899)	(4,898)	(1)
Net cash used in financing activities	$(6,626)	$(4,986)	$(1,640)

During the three months ended March 31, 2026, cash used related to debt increased $1.6 million from the three months ended March 31, 2025 primarily due to a $2.0 million paydown on the credit facility. During the three months ended March 31, 2026, we paid $4.9 million in distributions on our common stock. As noted herein, in connection with the board’s review of strategic alternatives, the DRP and SRP were both suspended effective October 1, 2024 and have been reinstated effective February 1, 2026. For the three months ended March 31, 2026, there were no share repurchases.

Although the DRP was reinstated effective February 1, 2026, stockholders were required to affirmatively elect reinvestment of any future distributions we may pay through the DRP. Since the reinstatement of the DRP, we have generated significantly lower proceeds than we generated prior to its suspension. There can be no assurance that future proceeds will be comparable to those generated before the suspension. In addition, the terms of the SRP were recently revised. Although shares were previously repurchased at a discount to the then-current Estimated Per Share NAV at the time of repurchase, under the Sixth SRP, to the extent the board authorizes repurchases during any particular period, the repurchase price will be equal to the then-current Estimated Per Share NAV for “Exceptional Repurchases” and equal to 80% of the then-current Estimated Per Share NAV for “Ordinary Repurchases” as those terms are defined in the SRP.

Distributions

Distributions when declared are paid quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the three months ended March 31, 2026 and 2025 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Three Months Ended March 31,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operating Activities
2026	$4,899	$0.135600	$4,899	$—	$4,899	$10,770
2025	$4,898	$0.135600	$4,898	$—	$4,898	$11,794

(1)
Distributions were funded by cash flows from operating activities during the three months ended March 31, 2026 and 2025.

Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2026 and 2025. Dollar amounts are stated in thousands.

We generate our net operating income from property operations. All 52 investment properties we currently own were held for the entirety of both the three months ended March 31, 2026 and 2025.

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

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three months ended March 31, 2026 and 2025, along with a reconciliation to net loss, calculated in accordance with GAAP.

Comparison of the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025	Change
Rental income	$38,291	$38,252	$39
Other property income	177	49	128
Total income	38,468	38,301	167

Property operating expenses	8,477	8,414	63
Real estate tax expense	4,711	4,504	207
Total property operating expenses	13,188	12,918	270

Property net operating income	25,280	25,383	(103)

Straight-line income (expense), net	263	350	(87)
Amortization of intangibles and lease incentives	9	(16)	25
General and administrative expenses	(1,324)	(1,924)	600
Business management fee	(2,327)	(2,242)	(85)
Depreciation and amortization	(14,294)	(14,465)	171
Interest expense	(9,894)	(9,727)	(167)
Interest and other income	38	40	(2)
Net loss	$(2,249)	$(2,601)	$352

Net loss. Net loss was $2,249 and $2,601 for the three months ended March 31, 2026 and 2025, respectively.

Total property net operating income. During the three months ended March 31, 2026, property net operating income decreased $103, total property income increased $167, and total property operating expenses including real estate tax expense increased $270.

The increase in total property income is primarily due to an increase in base rent in new leases and step-up rent on existing leases. The increase in property operating expenses is primarily due to increases in the following: (i) $147 in repairs and maintenance expense due to the timing of projects, (ii) $88 in landscaping expense, (iii) $79 in utility expense, (iv) $59 in insurance expense, (v) $36 in direct recovery expenses and (vi) $35 in management fee and payroll expense, partially offset by a decrease of $411 in non-recoverable expenses.

Straight-line income (expense), net. Straight-line income (expense), net decreased $87 in 2026 compared to 2025. The decrease is primarily due to lower rent abatements in 2026.

Amortization of intangibles and lease incentives. Income from intangibles and lease incentives increased $25 in 2026 compared to 2025. The increase is primarily due to fully amortized acquired above market leases.

General and administrative expenses. General and administrative expenses decreased $600 in 2026 compared to 2025. The decrease is primarily due to professional fees incurred in connection with the review of strategic alternatives in 2025 that did not recur in 2026.

Business management fee. Business management fees increased $85 in 2026 compared to 2025. The increase is primarily due to a reduction in amounts paid to Mr. Zalatoris in 2026 under the CEO agreement, which had previously reduced our payment under the Business Management Agreement on a dollar-for-dollar basis. Because we do not reimburse the Business Manager for any amounts it pays to Mr. Michael, our newly elected president and chief executive officer, effective February 2, 2026, the fee that we pay to the Business Manager is no longer reduced, resulting in increased fees in 2026.

Depreciation and amortization. Depreciation and amortization decreased $171 in 2026 compared to 2025. The decrease is primarily due to a larger amount of fully amortized assets in 2026 compared to 2025.

Interest expense. Interest expense increased $167 in 2026 compared to 2025. The increase is primarily due to higher average borrowings and higher average interest rate.

Interest and other income. Interest and other income decreased $2 in 2026 compared to 2025.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

“Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 11, 2026, contains a description of our critical accounting estimates. There have been no changes to our critical accounting estimates during the three months ended March 31, 2026.

Leasing Activity

The following table sets forth leasing activity during the three months ended March 31, 2026. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	16	149,338	$10.54	$9.88	6.6%	4.6	$—
Comparable New Leases	5	15,626	$32.75	$32.23	1.6%	7.0	$26.76
Non-Comparable New and Renewal Leases (a)	4	11,931	$26.95	N/A	N/A	1.0	$—
Total	25	176,895

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

Our FFO and MFFO for the three months ended March 31, 2026 and 2025 are calculated as follows:

		Three Months Ended March 31,
		2026	2025
		(Dollar amounts in thousands)
	Net loss	$(2,249)	$(2,601)
Add:	Depreciation and amortization related to investment properties	14,294	14,465
	Funds from operations (FFO)	12,045	11,864

Less:	Amortization of acquired lease intangibles, net	(71)	(33)
	Straight-line (income) expense, net	(263)	(350)
	Modified funds from operations (MFFO)	$11,711	$11,481

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our March 31, 2026 Notes to Consolidated Financial Statements in Item 1.

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

As of March 31, 2026, we had outstanding debt of $840 million, excluding unamortized debt issuance costs, bearing interest rates ranging from 4.24% to 5.58% per annum. The weighted average interest rate was 4.66% per annum, which includes the effect of interest rate swaps. As of March 31, 2026, the weighted average years to maturity for our Credit Facility payable was 3.0 years.

As of March 31, 2026, we had $315 million of debt or 38% of our total debt, excluding unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 5.56% per annum. We had additional variable rate debt subject to swap agreements of $525 million, or 62% of our total debt, excluding unamortized debt issuance costs, as of March 31, 2026.

If interest rates on all debt which bears interest at variable rates as of March 31, 2026 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $3.2 million annually. If interest rates on all debt which bears interest at variable rates as of March 31, 2026 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by $3.2 million annually.

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

Derivatives

For information related to derivatives, reference is made to Note 7–“Debt and Derivative Instruments” which is included in our March 31, 2026 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Repurchases of Securities

Recent Sales of Unregistered Equity Securities

During the quarter covered by this report, we did not sell any equity securities that were not registered under the Securities Act.

Share Repurchase Program

We did not repurchase any shares through the SRP during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Bernard J. Michael
By:	Bernard J. Michael
President and Chief Executive Officer (principal executive officer)
Date:	May 6, 2026

/s/ Jerry Kyriazis
By:	Jerry Kyriazis
Chief Financial Officer and Treasurer (principal financial officer)
Date:	May 6, 2026