Form 10-Q
period 2026-06-30
Inland Real Estate Income Trust, Inc.
filed 2026-08-05
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

Yes ☐ No ☒

As of August 4, 2026, there were 36,012,053 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Assets:
Investment properties held and used:
Land	$319,666	$330,456
Building and other improvements	1,230,713	1,245,978
Total	1,550,379	1,576,434
Less accumulated depreciation	(450,930)	(435,242)
Net investment properties held and used	1,099,449	1,141,192
Cash and cash equivalents	10,831	7,951
Restricted cash	412	468
Accounts and rent receivable	25,726	26,845
Acquired lease intangible assets, net	35,488	39,355
Operating lease right-of-use asset, net	12,816	12,992
Other assets	22,580	19,125
Total assets	$1,207,302	$1,247,928

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$806,403	$837,475
Accounts payable and accrued expenses	10,968	10,641
Operating lease liability	25,762	25,598
Distributions payable	4,891	4,899
Acquired intangible liabilities, net	29,270	30,761
Due to related parties	2,945	2,700
Other liabilities	8,591	10,496
Total liabilities	888,830	922,570

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 36,052,080 and 36,110,108 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	36	36
Additional paid in capital	815,374	816,279
Accumulated distributions and net loss	(509,037)	(498,065)
Accumulated other comprehensive income	12,099	7,108
Total stockholders’ equity	318,472	325,358
Total liabilities and stockholders’ equity	$1,207,302	$1,247,928

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income:
Rental income	$37,783	$38,038	$76,516	$76,794
Other property income	58	87	235	136
Total income	37,841	38,125	76,751	76,930

Expenses:
Property operating expenses	7,908	8,026	16,555	16,610
Real estate tax expense	4,688	4,604	9,399	9,108
General and administrative expenses	1,427	1,397	2,751	3,321
Business management fee	2,343	2,245	4,670	4,487
Depreciation and amortization	15,397	14,272	29,691	28,737
Total expenses	31,763	30,544	63,066	62,263

Other Income (Expense):
Interest expense	(10,036)	(9,792)	(19,930)	(19,519)
Interest and other income	40	55	78	95
Gain on sale of investment property	4,985	—	4,985	—
Net income (loss)	$1,067	$(2,156)	$(1,182)	$(4,757)

Net income (loss) per common share, basic and diluted	$0.03	$(0.06)	$(0.03)	$(0.13)

Weighted average number of common shares outstanding, basic	36,061,113	36,104,130	36,085,475	36,104,130

Weighted average number of common shares outstanding, diluted	36,068,394	36,104,130	36,085,475	36,104,130

Comprehensive income (loss):
Net income (loss)	$1,067	$(2,156)	$(1,182)	$(4,757)
Unrealized gain (loss) on derivatives	5,129	(372)	8,805	(2,869)
Reclassification adjustment for amounts included in net income (loss)	(1,893)	(2,931)	(3,814)	(5,831)
Comprehensive income (loss)	$4,303	$(5,459)	$3,809	$(13,457)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands, except per share amounts)

For the Three Months Ended June 30, 2026
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2026	36,110,108	$36	$816,317	$(505,213)	$8,863	$320,003

Distributions declared ($0.135600 per share)	—	—	—	(4,891)	—	(4,891)
Proceeds from distribution reinvestment plan	1,210	—	20	—	—	20
Shares repurchased	(59,238)	—	(1,001)	—	—	(1,001)
Unrealized gain on derivatives	—	—	—	—	5,129	5,129
Reclassification adjustment for amounts included in net income	—	—	—	—	(1,893)	(1,893)
Equity-based compensation	—	—	38	—	—	38
Net income	—	—	—	1,067	—	1,067
Balance at June 30, 2026	36,052,080	$36	$815,374	$(509,037)	$12,099	$318,472

For the Three Months Ended June 30, 2025
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2025	36,104,130	$36	$816,183	$(474,926)	$15,281	$356,574

Distributions declared ($0.135600 per share)	—	—	—	(4,898)	—	(4,898)
Unrealized loss on derivatives	—	—	—	—	(372)	(372)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(2,931)	(2,931)
Equity-based compensation	—	—	34	—	—	34
Net loss	—	—	—	(2,156)	—	(2,156)
Balance at June 30, 2025	36,104,130	$36	$816,217	$(481,980)	$11,978	$346,251

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands, except per share amounts)

For the Six Months Ended June 30, 2026
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2025	36,110,108	$36	$816,279	$(498,065)	$7,108	$325,358

Distributions declared ($0.271200 per share)	—	—	—	(9,790)	—	(9,790)
Proceeds from distribution reinvestment plan	1,210	—	20	—	—	20
Shares repurchased	(59,238)	—	(1,001)	—	—	(1,001)
Unrealized gain on derivatives	—	—	—	—	8,805	8,805
Reclassification adjustment for amounts included in net loss	—	—	—	—	(3,814)	(3,814)
Equity-based compensation	—	—	76	—	—	76
Net loss	—	—	—	(1,182)	—	(1,182)
Balance at June 30, 2026	36,052,080	$36	$815,374	$(509,037)	$12,099	$318,472

For the Six Months Ended June 30, 2025
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2024	36,104,130	$36	$816,149	$(467,427)	$20,678	$369,436

Distributions declared ($0.271200 per share)	—	—	—	(9,796)	—	(9,796)
Unrealized loss on derivatives	—	—	—	—	(2,869)	(2,869)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(5,831)	(5,831)
Equity-based compensation	—	—	68	—		68
Net loss	—	—	—	(4,757)	—	(4,757)
Balance at June 30, 2025	36,104,130	$36	$816,217	$(481,980)	$11,978	$346,251

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,182)	$(4,757)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,691	28,737
Gain on sale of investment property	(4,985)	—
Amortization of debt issuance costs	655	598
Amortization of acquired market leases, net	(158)	(233)
Amortization of equity-based compensation	76	68
Reduction in the carrying amount of the right-of-use-asset	176	186
Straight-line income, net	(290)	(1,022)
Other non-cash adjustments	122	97
Changes in assets and liabilities:
Accounts payable and accrued expenses	759	1,754
Accounts and rent receivable	822	1,078
Other assets	242	(46)
Due to related parties	151	104
Operating lease liability	164	153
Other liabilities	(1,700)	(119)
Net cash flows provided by operating activities	24,543	26,598

Cash flows from investing activities:
Capital expenditures	(9,540)	(8,079)
Proceeds from sale of investment property	30,327	—
Net cash flows provided by (used in) investing activities	20,787	(8,079)

Cash flows from financing activities:
Payment of credit facility	(32,000)	(7,000)
Proceeds from credit facility	19,000	4,000
Payment of mortgages payable	(18,727)	(176)
Proceeds from distribution reinvestment plan	20	—
Shares repurchased	(1,001)	—
Distributions paid	(9,798)	(9,796)
Net cash flows used in financing activities	(42,506)	(12,972)

Net increase in cash, cash equivalents and restricted cash	2,824	5,547
Cash, cash equivalents and restricted cash, at beginning of the period	8,419	6,896
Cash, cash equivalents and restricted cash, at end of period	$11,243	$12,443

Supplemental disclosure of cash flow information:

Cash paid for interest	$19,208	$19,353

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$1,464	$1,483

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

NOTE 1 – ORGANIZATION

The Company was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. The Company focuses primarily on acquiring and owning a portfolio substantially all of which is comprised of grocery-anchored properties. As of June 30, 2026, the Company owned 51 retail properties. The properties aggregate a total of 7.0 million square feet. The properties are located in 24 states. A majority of the Company’s properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. As of June 30, 2026, the Company’s portfolio had physical and economic occupancy of 92.9% and 93.1%, respectively.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 11, 2026, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026, except as noted below.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	June 30,
	2026	2025
Cash and cash equivalents	$10,831	$11,963
Restricted cash	412	480
Total cash, cash equivalents, and restricted cash	$11,243	$12,443

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

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. The Company also issues shares through the DRP and has generated $148,165 in proceeds from this issuance since inception through June 30, 2026. As of June 30, 2026, there were 36,052,080 shares of common stock outstanding including 6,761,869 shares issued through the DRP and 29,097 vested restricted shares, net of 4,272,908 shares repurchased through the SRP. See Note 11 – “Equity-Based Compensation” for further information on restricted shares.

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

During the three and six months ended June 30, 2026, distributions totaling $20 were reinvested through the DRP. In light of the suspension noted above, there were no distributions reinvested through the DRP during the three and six months ended June 30, 2025.

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

There were $1,001 of share repurchases through the SRP during the three and six months ended June 30, 2026. In light of the suspension noted above, the Company did not repurchase any shares through the SRP during the three and six months ended June 30, 2025. There was no liability related to the SRP as of June 30, 2026 and December 31, 2025.

NOTE 4 – DISPOSITIONS

On March 12, 2026, the Company entered into a purchase and sale agreement for the sale of The Village at Burlington Creek property for a purchase price of $34,000. On June 25, 2026, the Company completed the sale of the property generating net proceeds of $30,327 after transaction costs and $2,800 of escrow credits provided to the buyer related to roof replacement. The Company recognized a gain of $4,985 on the transaction.

NOTE 5 – LEASES

The Company is lessor under approximately 790 retail operating leases. The remaining lease terms for the Company’s leases range from less than one year to 13 years. The Company considers the date on which it makes a leased space available to a lessee as the commencement date of the lease. At commencement, the Company determines the lease classification utilizing the classification tests under ASC 842. Options to extend a lease are included in the lease term when it is reasonably certain that the tenant will exercise its option to extend. Termination penalties are included in income when there is a termination agreement, all the conditions of the agreement have been met and amounts due are considered collectable. The termination fees are recognized on a straight-line basis over the remaining lease term in rental income. If an operating lease is modified and the modification is not accounted for as a separate contract, the Company accounts for the modification as if it were a termination of the existing lease and the creation of a new lease. The Company considers any prepaid or accrued rentals relating to the original lease as part of the lease payments for the modified lease. The Company includes options to modify the original lease term when it is reasonably certain that the tenant will exercise its option to extend.

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

Rental income related to the Company’s operating leases is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental income - fixed payments	$29,980	$30,043	$60,550	$60,044
Rental income - variable payments (a)	7,716	7,795	15,808	16,517
Amortization of acquired lease intangibles, net	87	200	158	233
Rental income	$37,783	$38,038	$76,516	$76,794

(a) Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

As of June 30, 2026, the Company’s accounts and rent receivable, net balance was $25,726, which was net of an allowance for bad debts of $1,724. As of December 31, 2025, the Company’s accounts and rent receivable, net balance was $26,845, which was net of an allowance for bad debts of $1,582.

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Intangible assets:
Acquired in-place lease value	$180,643	$183,305
Acquired above market lease value	52,333	52,640
Accumulated amortization	(197,488)	(196,590)
Acquired lease intangibles, net	$35,488	$39,355
Intangible liabilities:
Acquired below market lease value	$79,313	$79,914
Accumulated amortization	(50,043)	(49,153)
Acquired below market lease intangibles, net	$29,270	$30,761

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization recorded as amortization expense:
Acquired in-place lease value	$1,257	$1,742	$2,550	$3,614
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(627)	$(738)	$(1,273)	$(1,510)
Acquired below market leases	714	938	1,431	1,743
Net rental income increase	$87	$200	$158	$233

Estimated amortization of the respective intangible lease assets and liabilities as of June 30, 2026 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2026 (remainder of year)	$2,385	$1,179	$1,415
2027	3,559	1,837	2,688
2028	2,861	1,590	2,556
2029	2,577	1,508	2,480
2030	2,003	1,434	2,265
Thereafter	9,000	5,555	17,866
Total	$22,385	$13,103	$29,270

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of June 30, 2026 and December 31, 2025, the Company had the following mortgage and credit facility payable:

	June 30, 2026		December 31, 2025
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgage payable	$—	—	$18,727	4.02%
Credit facility payable	810,000	4.62%	823,000	4.66%
Total debt before unamortized debt issuance costs including impact of interest rate swaps	810,000	4.62%	841,727	4.65%
(Less): Unamortized debt issuance costs	(3,597)		(4,252)
Total debt	$806,403		$837,475

The Company’s indebtedness bore interest at a weighted average interest rate of 4.62% per annum as of June 30, 2026, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding unamortized debt issuance costs was $810,000 and $841,727 as of June 30, 2026 and December 31, 2025, respectively, and its estimated fair value was $810,000 and $841,727 as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026, maturities on the Company’s debt were as follows:

June 30, 2026
Maturities by Year:	Maturity of Credit Facility
2026 (remainder of the year)	$—
2027	—
2028	—
2029	810,000
2030	—
Thereafter	—
Total	$810,000

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

As of June 30, 2026, the Company had $235,000 outstanding under the Revolving Credit Facility and $575,000 outstanding under the Term Loan. As of June 30, 2026, the interest rates on the Revolving Credit Facility and the Term Loan were 5.55% per annum and 4.23% per annum, respectively. Each of the Revolving Credit Facility and the Term Loan matures on April 1, 2029, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions. Borrowings under the Credit Facility bear interest equal to one-month Term Secured Overnight Financing Rate (“SOFR”) plus a margin, the amount of which depends on the Company’s leverage ratio.

As of June 30, 2026, the Company had a maximum amount of $50,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. As of June 30, 2026, all of the Company’s properties were included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of June 30, 2026, the Company was in compliance with all financial covenants related to the Credit Facility as amended.

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

As of June 30, 2026, the Company had hedged $525,000 of the Term Loan using interest rate swap contracts. The following table summarizes the Company’s interest rate swap contracts outstanding as of June 30, 2026.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value as of June 30, 2026
Assets
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.69%	90,000	1,158
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.85%	100,000	1,191
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.72%	85,000	1,082
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	408
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	408
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	75,000	510
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.77%	55,000	357
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.26%	145,000	1,874
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.26%	105,000	1,359
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.27%	105,000	1,339
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.28%	90,000	1,139
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.34%	50,000	569
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.31%	30,000	356
					$1,050,000	$11,750

(a)
As of June 30, 2026, the one-month term SOFR was 3.65%.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2026	2025	2026	2025
Effective portion of derivatives	$5,129	$(372)	$8,805	$(2,869)
Reclassification adjustment for amounts included in net income (loss) (effective portion)	$(1,893)	$(2,931)	$(3,814)	$(5,831)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $10,036 and $9,792 for the three months ended June 30, 2026 and 2025, respectively. The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $19,930 and $19,519 for the six months ended June 30, 2026 and 2025, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income into income (loss) in the next 12 months is $7,090.

NOTE 8 – DISTRIBUTIONS

The table below presents the distributions paid and declared during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Distributions paid	$4,899	$4,898	$9,798	$9,796
Distributions declared	$4,891	$4,898	$9,790	$9,796

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted EPS. For the three months ended June 30, 2026, 7,281 shares were included in the computation of diluted EPS. As a result of a net loss for the six months ended June 30, 2026, 6,149 shares were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net loss for the three and six months ended June 30, 2025, 6,120 and 5,239 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 11 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares are issued to non-employee directors as compensation. Restricted shares are included in common stock outstanding on the date of the vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the non-employee directors was $38 and $76, in the aggregate, for the three and six months ended June 30, 2026, respectively. Compensation expense associated with the restricted shares issued to the non-employee directors was $34 and $68, in the aggregate, for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the Company had $139 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.5 years. There were no restricted shares that vested during the three and six months ended June 30, 2026 and 2025.

A summary table of the status of the restricted shares is presented below:

Restricted Shares
Outstanding at December 31, 2025	16,648
Granted	—
Vested	—
Outstanding at June 30, 2026	16,648

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment as defined by GAAP, retail real estate, for the six months ended June 30, 2026 and 2025. The retail real estate segment derives revenue from rents received under long-term operating leases. The accounting policies of the retail real estate segment are the same as those described in the summary of significant accounting policies for the Company.

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

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2026 and 2025. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended June 30,		Six Months Ended June 30,		Unpaid amounts as of
		2026	2025	2026	2025	June 30, 2026	December 31, 2025
General and administrative reimbursements	(a)	$445	$373	$887	$789	$300	$273

Real estate management fees		$1,461	$1,527	$2,935	$2,976	$—	$—
Property operating expenses		489	558	908	1,171	27	55
Construction management fees		168	81	271	188	94	1
Leasing fees		95	76	138	162	181	108
Total real estate management related costs	(b)	$2,213	$2,242	$4,252	$4,497	$302	$164

Business management fees	(c)	$2,343	$2,245	$4,670	$4,487	$2,343	$2,263

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

On January 19, 2024, the Company entered into the Business Management Agreement with the Business Manager, effective February 1, 2024, to, among other things, (i) provide the Company with the authority to engage a person not affiliated with or employed by the

Business Manager to serve as president and chief executive officer of the Company and (ii) to reduce the business management fee payable to the Business Manager by the amount of any payment made to any third-party person as compensation for services as the Company’s president and chief executive officer. In connection with an agreement entered into with Mark Zalatoris, the Company’s then-president and chief executive officer, referred to herein as the “CEO Agreement,” the Business Management Fee was reduced by the amount of any payments made to Mr. Zalatoris under the CEO Agreement. Mr. Zalatoris resigned from his positions as president and chief executive officer of the Company effective February 2, 2026. Effective as of the same date, Bernard Michael was appointed as the Company’s president and chief executive officer. As a result of this transition, the Business Manager now directly compensates Mr. Michael. Accordingly, beginning in February 2026, the Company pays the Business Manager the full fee it is entitled to under the Business Management Agreement. During the three and six months ended June 30, 2026, total costs incurred under the CEO Agreement were zero and $29, respectively. During the three and six months ended June 30, 2025, total costs incurred under the CEO Agreement were $87 and $175, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of June 30, 2026 and December 31, 2025.

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2026
Interest rate swap agreements - Other assets	$—	$11,750	$—	$11,750
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—
December 31, 2025
Interest rate swap agreements - Other assets	$—	$6,555	$—	$6,555
Interest rate swap agreements - Other liabilities	$—	$90	$—	$90

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

NOTE 15 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Company has evaluated events that occurred subsequent to June 30, 2026 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the consolidated financial statements.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 11, 2026, some of which are summarized below:

•
As part of the review of strategic alternatives, our board decided not to pursue the sale of the Company or a listing of the Company’s common stock on a national securities exchange at the present time. There is no assurance that we will pursue an alternative liquidity event in the near future, if at all. We have limited sources of capital and thus a limited ability to increase our asset base or to fund other needs including share repurchases;
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
•
Volatility in the financial markets and challenging economic conditions including market disruptions and uncertainties resulting from any future global pandemic or epidemic, ongoing hostilities in various parts of the world and other geopolitical events affecting the financing markets generally such as tariffs, changes in governmental programs or spending, volatility in interest rates, supply chain shortages that affect our tenants or other disruptions caused by events beyond our control, may adversely impact the economy generally and the retail sector in particular. Volatility and market disruptions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur;
•
Our Business Manager and its affiliates face conflicts of interest caused by, among other things, their compensation arrangements with us, the allocation of personnel and resources between its affiliates, our Business Manager and our Real Estate Manager and overlapping leadership roles that certain of our executive officers have with the Business Manager and its affiliates, which could result in actions that are not in our long-term best interests;
•
We do not have arm’s-length agreements with our Business Manager, our Real Estate Manager or any other affiliates of our Sponsor and we pay fees, which may be significant, to our Business Manager, Real Estate Manager and other affiliates of our Sponsor;
•
Unless renewed, the agreement with our Business Manager expires on March 31, 2027 and the agreement with our Real Estate Manager expires on December 31, 2026;
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

The following discussion and analysis relates to the three and six months ended June 30, 2026 and 2025 and as of June 30, 2026 and December 31, 2025. Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

We routinely post important information about us and our business, including financial and other information for investors, on our website. We encourage investors to visit our website at inland-investments.com/inland-income-trust from time to time, as information is updated and new information is posted.

Overview

We were formed as a Maryland corporation on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2013. Our business plan focuses primarily on acquiring and owning a portfolio substantially all of which is comprised of grocery-anchored properties. The Business Manager continues to evaluate our business plan and strategy, including considering and presenting alternatives and enhancements for board review with a view towards being able to increase the Company’s assets and cash flow on an accretive basis as well as to enhance the Company’s capital (primarily equity). The board decided not to pursue a sale of the Company or a listing of its common stock on a national securities exchange at this time. In the future, the Company may pursue other alternatives to raise capital, including but not limited to, for example, a joint venture with a third party.

We raised equity capital through a “best efforts” offering that commenced on October 18, 2012 and concluded on October 16, 2015. We sold 33,534,022 shares of common stock in the offering generating gross proceeds of $834.4 million. We have not raised any further equity capital on an underwritten or best-efforts basis since the offering was completed. We have also generated equity capital through the sale of shares through our DRP. As noted herein, the DRP was suspended effective October 1, 2024 and reinstated effective February 1, 2026. From inception through June 30, 2026, we had issued a total of 6,761,869 shares through the DRP generating aggregate proceeds of $148.2 million. Although the DRP was recently reinstated, there is no assurance that stockholders will continue to participate at the level before suspension. We have also used, and may continue to use, various sources of debt capital to fund acquisitions and other capital and operating needs as further described.

As of June 30, 2026, we owned 51 retail properties, totaling 7.0 million square feet located in 24 states. A majority of our properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. As of June 30, 2026, grocery-anchored or grocery shadow-anchored shopping center properties represented 87% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center near a grocery store that we do not own and is not a part of our shopping center but that we believe generates traffic for our shopping center. As of June 30, 2026, our portfolio had physical and economic occupancy of 92.9% and 93.1%, respectively. Physical and economic occupancy both increased approximately 0.5% compared to March 31, 2026, and has increased compared to physical and economic occupancy of 92.0% and 92.2%, respectively, as of December 31, 2025. As of June 30, 2026, annualized base rent (“ABR”) per square foot averaged $20.17 for all owned properties. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, excluding ground leases. ABR including ground leases averaged $17.21 as of June 30, 2026.

There were no acquisitions during the three and six months ended June 30, 2026.

On March 12, 2026, we entered into a purchase and sale agreement for the sale of The Village at Burlington Creek property for a purchase price of $34.0 million. On June 25, 2026, we completed the sale of the property generating net proceeds of $30.3 million after transaction costs and $2.8 million of escrow credits provided to the buyer related to roof replacement. We recognized a gain of $5.0 million on the transaction. On June 26, 2026, we repaid $30 million of outstanding borrowings under the Credit Facility using the net proceeds from the transaction.

We have no employees and are externally managed and advised by IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly-owned subsidiary of Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” pursuant to an agreement that expires on March 31, 2027. Either party may terminate the agreement upon giving 60 days’ prior notice. Currently, we pay fees to and reimburse certain expenses incurred by the Business Manager for the services provided to us. This fee was reduced dollar-for-dollar for amounts we paid to Mark Zalatoris during the time he served as the Company’s president and chief executive officer. Mr. Zalatoris resigned from his positions as president and chief executive officer effective February 2, 2026. Effective as of the same date, Bernard Michael was appointed as the Company’s president and chief executive officer. As a result of this transition, the Business Manager now directly compensates Mr. Michael. Accordingly, beginning in February 2026, we pay the Business Manager the full fee it is entitled to under our agreement with the Business Manager. We do not reimburse the Business Manager for any compensation it pays to any person serving as one of our executive officers. Our properties are managed by Inland Commercial Real Estate Services LLC, also an indirect wholly-owned subsidiary of our Sponsor. The agreement governing these services expires on

December 31, 2026 but will automatically renew for another one year term unless either party provides notice of intent to terminate not less than 60 days prior to the expiration date.

Inflation and Interest Rates

Inflationary pressures, volatility in interest rates, and the imposition of new duties, tariffs, trade barriers and retaliatory countermeasures by the U.S. and other governments, could all reduce consumer spending and adversely impact retailer profitability, particularly if rates rise which may impact our ability to increase rents as well as tenant demand for new and existing store locations. Regardless of inflation levels, base rent under most of our long-term anchor leases remains constant (subject to tenants’ exercise of renewal options at pre-negotiated rent increases) until the expiration of their lease terms, regardless of the inflation rate for any period. While many of our leases require tenants to pay their share of shopping center operating expenses (including common area maintenance, real estate tax and insurance expenses), our ability to collect the expense increases passed through to tenants is dependent on their ability to absorb and pay these increases. Inflation may also impact other aspects of our operating costs, including fees paid to service providers, the cost to complete redevelopments and build-outs of recently leased vacancies and interest rate costs relating to variable rate loans and refinancing of lower fixed-rate indebtedness. While we have not been significantly impacted by any of these items to date, no assurances can be provided that these inflationary pressures will not have a material adverse effect on our business in the future.

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of June 30, 2026
Number of properties	51
Purchase price	$1,589,300
Total square footage	7,013,213
Physical occupancy	92.9%
Economic occupancy	93.1%
Weighted average remaining lease term (years) (a)	4.5
(a)
Weighted average remaining lease term is based on a weighting by ABR as of June 30, 2026.

The table below presents information for each of our investment properties as of June 30, 2026.

Property (a)	Location	Square Footage	Physical Occupancy	Economic Occupancy
Newington Fair	Newington, CT	186,205	100.0%	100.0%
Wedgewood Commons	Olive Branch, MS	169,558	93.2%	93.2%
Park Avenue	Little Rock, AR	78,702	90.7%	90.7%
North Hills Square	Coral Springs, FL	63,829	96.6%	100.0%
Mansfield Shopping Center	Mansfield, TX	148,529	59.3%	59.3%
Lakeside Crossing	Lynchburg, VA	67,034	97.8%	97.8%
MidTowne Shopping Center	Little Rock, AR	126,288	73.2%	73.2%
Dogwood Festival	Flowood, MS	188,770	90.7%	90.7%
Pick N Save Center	West Bend, WI	94,446	98.9%	98.9%
Harris Plaza	Layton, UT	126,311	77.6%	77.6%
Dixie Valley	Louisville, KY	119,911	90.1%	90.1%
The Landings at Ocean Isle	Ocean Isle, NC	53,203	100.0%	100.0%
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,606	98.0%	99.3%
Harvest Square	Harvest, AL	70,590	100.0%	100.0%
Heritage Square	Conyers, GA	22,510	93.8%	93.8%
The Shoppes at Branson Hills	Branson, MO	256,244	94.7%	94.7%
Branson Hills Plaza	Branson, MO	210,201	98.0%	100.0%
Copps Grocery Store	Stevens Point, WI	69,911	100.0%	100.0%
Fox Point Plaza	Neenah, WI	171,121	99.1%	99.1%
Shoppes at Lake Park	W. Valley City, UT	52,903	85.1%	85.1%
Plaza at Prairie Ridge	Pleasant Prairie, WI	9,035	100.0%	100.0%
Green Tree Shopping Center	Katy, TX	147,621	100.0%	100.0%
Eastside Junction	Athens, AL	79,675	98.4%	98.4%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.9%	98.9%
Prattville Town Center	Prattville, AL	168,842	96.9%	96.9%
Regal Court	Shreveport, LA	363,061	92.5%	92.5%
Shops at Hawk Ridge	St. Louis, MO	75,951	100.0%	100.0%
Walgreens Plaza	Jacksonville, NC	42,219	52.8%	52.8%
Frisco Marketplace	Frisco, TX	112,024	93.0%	93.0%
White City	Shrewsbury, MA	257,128	89.6%	89.6%
Yorkville Marketplace	Yorkville, IL	111,591	94.8%	94.8%
Shoppes at Market Pointe	Papillion, NE	253,793	98.5%	98.5%
Marketplace at El Paseo	Fresno, CA	224,683	98.8%	98.8%
Milford Marketplace	Milford, CT	111,911	97.5%	100.0%
Settlers Ridge	Pittsburgh, PA	473,871	90.0%	90.0%
Blossom Valley Plaza	Turlock, CA	111,475	97.2%	97.2%
Oquirrh Mountain Marketplace	South Jordan, UT	75,950	97.1%	97.1%
Marketplace at Tech Center	Newport News, VA	210,648	91.2%	91.2%
Coastal North Town Center	Myrtle Beach, SC	304,662	97.8%	97.8%
Oquirrh Mountain Marketplace II	South Jordan, UT	10,150	84.7%	84.7%
Wilson Marketplace	Wilson, NC	311,030	100.0%	100.0%
Pentucket Shopping Center	Plaistow, NH	199,454	97.4%	97.4%
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%
New Town	Owings Mill, MD	117,593	45.1%	45.1%
Olde Ivy Village	Smyrna, GA	46,500	79.5%	87.7%
Northpark Village Square	Santa Clarita, CA	87,103	100.0%	100.0%
Lower Makefield Shopping Center	Lower Makefield, PA	75,979	84.4%	84.4%
Denton Village	Denton, TX	48,280	96.9%	96.9%
Rusty Leaf Plaza	Orange, CA	59,188	95.3%	95.3%
Northville Park Place	Northville, MI	78,421	92.6%	92.6%
CityPlace	Woodbury, MN	174,788	98.4%	98.4%
Portfolio total		7,013,213	92.9%	93.1%
(a)
All of our properties are included in the pool of properties comprising the borrowing base under our Credit Facility as of June 30, 2026.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of June 30, 2026.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co.	5	$4,899	4.4%	$16.54	296,150	4.2%
The TJX Companies, Inc.	14	3,864	3.4%	10.91	354,070	5.0%
Ulta Salon, Cosmetics & Fragrance Inc.	13	2,985	2.7%	22.43	133,076	1.9%
Ross Dress for Less, Inc.	10	2,853	2.5%	10.88	262,080	3.7%
Amazon/Whole Foods Market Group, Inc.	3	2,447	2.2%	21.21	115,396	1.6%
Planet Fitness	6	2,190	1.9%	17.74	123,486	1.8%
Dick’s Sporting Goods, Inc.	4	2,158	1.9%	11.94	180,766	2.6%
PetSmart	7	2,129	1.9%	15.36	138,578	2.0%
Albertsons/Jewel/Shaw’s	2	2,090	1.9%	16.34	127,892	1.9%
Five Below	12	2,004	1.8%	17.52	114,369	1.6%
Top Ten Tenants	76	$27,619	24.6%	$14.96	1,845,863	26.3%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place as of June 30, 2026.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,428,396	21.9%	10.9%
Grocery	1,303,566	20.0%	16.5%
Lifestyle, Health Clubs, Books & Phones	932,800	14.3%	16.7%
Home Goods	758,776	11.6%	6.0%
Restaurant	617,388	9.5%	18.8%
Apparel & Accessories	461,554	7.1%	9.5%
Consumer Services, Salons, Cleaners, Banks	319,843	4.9%	9.2%
Pet Supplies	258,136	4.0%	4.0%
Sporting Goods	200,227	3.1%	2.3%
Health, Doctors & Health Foods	198,642	3.0%	5.3%
Other	52,885	0.6%	0.8%
Total	6,532,213	100.0%	100.0%

The following table sets forth a summary, as of June 30, 2026, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description – Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	49%	5.4
Junior Box	5,000-9,999	13%	3.8
Small Shop	Less than 5,000	38%	3.6
Total		100%	4.5

American Freight, which leased space at one of our properties, filed for bankruptcy in November 2024. American Freight closed this location, and the lease was rejected in December 2024. We are marketing the space.

Party City, which leased space at four of our properties, filed for bankruptcy protection in December 2024. All four stores were closed as of March 31, 2025. Party City rejected its leases at all four of our locations and we currently have possession of these spaces. We have executed new leases with replacement tenants for two of these spaces. We are marketing the remaining two spaces.

Rite Aid, which leased space at one of our properties, filed for bankruptcy in May 2025. Rite Aid closed this location, and the lease was rejected at the end of August 2025. We are marketing the space.

Painted Tree, which leased space at one of our properties, closed its location and filed for bankruptcy in April 2026. We have executed a replacement lease to backfill the space.

Lease Expirations

The following table sets forth a summary, as of June 30, 2026, of lease expirations scheduled to occur during the remainder of 2026 and each of the calendar years from 2027 to 2035 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to June 30, 2026. Annualized base rent represents the rent in-place for the applicable property as of June 30, 2026. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $102,624 or $20.17 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases – Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2026 (including month-to-month)	50	132,293	2.0%	$3,915	3.5%	$29.59
2027	112	684,313	10.5%	12,463	11.1%	18.21
2028	147	1,354,229	20.7%	18,237	16.2%	13.47
2029	127	865,101	13.2%	16,362	14.6%	18.91
2030	128	835,499	12.8%	18,121	16.1%	21.69
2031	83	514,144	7.9%	10,991	9.8%	21.38
2032	39	340,173	5.2%	6,433	5.7%	18.91
2033	26	195,792	3.0%	3,642	3.2%	18.60
2034	25	463,065	7.1%	5,579	5.0%	12.05
2035	26	420,770	6.4%	6,729	6.0%	15.99
Thereafter	26	726,834	11.2%	9,934	8.8%	13.67
Leased Total	789	6,532,213	100.0%	$112,406	100.0%	$17.21

Refer to “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Leasing Activity” for details regarding the leasing activity during the six months ended June 30, 2026.

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

As of June 30, 2026, we had total debt outstanding of $810 million, excluding unamortized debt issuance costs, which bore interest at a weighted average interest rate of 4.62% per annum. As of June 30, 2026, the weighted average years to maturity for our debt was 2.8 years, not taking into account any extension options that may be exercised at our option. As of June 30, 2026 and December 31, 2025, our borrowings were 51% and 52%, respectively, of the purchase price of our investment properties. As of June 30, 2026, our cash and cash equivalents balance was $11 million.

As of June 30, 2026, we had $235 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. As of June 30, 2026, the interest rates on the Revolving Credit Facility and the Term Loan were 5.55% per annum and 4.23% per annum, respectively. As of June 30, 2025, the interest rates on the Revolving Credit Facility and the Term Loan were 6.32% per annum and 4.30% per annum, respectively. As of June 30, 2026, we have hedged $525 million of the Term Loan using interest rate swap contracts that mature on February 3, 2027. We have entered into forward-starting interest rate swap contracts with an aggregate notional amount of $525 million that become effective on February 3, 2027 and mature on April 1, 2029. The fixed rates payable under the forward-starting swaps are higher than those payable under the current swaps. Refer to Note 7–“Debt and Derivative Instruments,” which is included in our June 30, 2026 Notes to Consolidated Financial Statements in Item 1, for additional information on these interest rate swap contracts. Each of the Revolving Credit Facility and the Term Loan matures on April 1, 2029, subject to a twelve month extension at our option. As of both August 5, 2026 and June 30, 2026, we had $50 million available for borrowing under the Revolving Credit Facility, subject to various terms and conditions, including compliance with the covenants which could further limit the amount available of the credit agreement that governs the Credit Facility. See “Risk Factors—The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

On January 30, 2026, we drew $19 million on the Revolving Credit Facility to repay indebtedness secured by a mortgage on the Milford Marketplace property, which had an outstanding principal balance of $18.7 million and was repaid in full on January 30, 2026. Subsequent to the payoff, the property was added to the borrowing base for the Credit Facility.

As of both August 5, 2026 and June 30, 2026, all of our properties comprised the borrowing base for the Credit Facility. We may not use any property to secure debt on any particular property without removing the property from the borrowing base. Doing so would, however, reduce the amount that we may draw under the Credit Facility. As of June 30, 2026, we have paid all interest and principal amounts when due, and were in compliance with all financial covenants under the Credit Facility, as amended.

During the six months ended June 30, 2026, we used $9.5 million to invest in capital expenditures and tenant improvements, which was approximately $1.5 million more than we invested during the six months ended June 30, 2025. For the remainder of 2026, we anticipate investing approximately $9.1 million for capital expenditures and tenant improvements. Capital expenditures and tenant improvements are funded by cash flows generated from operations during current or prior periods.

Cash Flow Analysis

	Six Months Ended June 30,		Change
	2026	2025	2026 vs. 2025
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$24,543	$26,598	$(2,055)
Net cash flows provided by (used in) investing activities	$20,787	$(8,079)	$28,866
Net cash flows used in financing activities	$(42,506)	$(12,972)	$(29,534)

Operating activities

The decrease in cash from operating activities during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to timing of receipts from tenants.

Investing activities

	Six Months Ended June 30,		Change
	2026	2025	2026 vs. 2025
	(Dollar amounts in thousands)
Capital expenditures	$(9,540)	$(8,079)	$(1,461)
Proceeds from sale of investment property	30,327	—	30,327
Net cash flows provided by (used in) investing activities	$20,787	$(8,079)	$28,866

The increase in cash provided by investing activities during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to the sale of the Village at Burlington Creek property.

Financing activities

	Six Months Ended June 30,		Change
	2026	2025	2026 vs. 2025
	(Dollar amounts in thousands)
Total net changes related to debt	$(31,727)	$(3,176)	$(28,551)
Proceeds from DRP	20	—	20
Shares repurchased	(1,001)	—	(1,001)
Distributions paid	(9,798)	(9,796)	(2)
Net cash flows used in financing activities	$(42,506)	$(12,972)	$(29,534)

During the six months ended June 30, 2026, cash used related to debt increased $28.6 million from the six months ended June 30, 2025 primarily due to a $32 million paydown on the credit facility. During the six months ended June 30, 2026, share repurchases were $1.0 million. During the six months ended June 30, 2026, we paid $9.8 million in distributions on our common stock. As noted herein, in connection with the board’s review of strategic alternatives, the DRP and SRP were both suspended effective October 1, 2024 and have been reinstated effective February 1, 2026.

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

Distributions

Distributions when declared are paid quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the six months ended June 30, 2026 and 2025 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Six Months Ended June 30,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operating Activities
2026	$9,790	$0.271200	$9,778	$20	$9,798	$24,543
2025	$9,796	$0.271200	$9,796	$—	$9,796	$26,598

(1)
Distributions were funded by cash flows from operating activities during the six months ended June 30, 2026 and 2025.

Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2026 and 2025. Dollar amounts are stated in thousands.

We generate our net operating income from property operations. A total of 51 investment properties that were acquired on or before January 1, 2025 represent our “same store” properties during the three and six months ended June 30, 2026 and 2025. “Non-same store,” as reflected in the tables below, consists of a property that was sold after April 1, 2026. For the three and six months ended June 30, 2026 and 2025, one property that was sold constituted our non-same store property.

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

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three and six months ended June 30, 2026 and 2025, along with a reconciliation to net income (loss), calculated in accordance with GAAP.

Comparison of the three months ended June 30, 2026 and 2025

	Total			Same Store			Non-Same Store
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2026	2025	Change	2026	2025	Change	2026	2025	Change
	(Dollar amounts in thousands)
Rental income	$37,899	$37,384	$515	$37,135	$36,473	$662	$764	$911	$(147)
Other property income	58	87	(29)	58	87	(29)	—	—	—
Total income	37,957	37,471	486	37,193	36,560	633	764	911	(147)

Property operating expenses	7,738	7,856	(118)	7,440	7,582	(142)	298	274	24
Real estate tax expense	4,688	4,604	84	4,574	4,493	81	114	111	3
Total property operating expenses	12,426	12,460	(34)	12,014	12,075	(61)	412	385	27

Property net operating income	25,531	25,011	520	$25,179	$24,485	$694	$352	$526	$(174)

Straight-line (expense) income, net	(312)	332	(644)
Amortization of intangibles and lease incentives	26	152	(126)
General and administrative expenses	(1,427)	(1,397)	(30)
Business management fee	(2,343)	(2,245)	(98)
Depreciation and amortization	(15,397)	(14,272)	(1,125)
Interest expense	(10,036)	(9,792)	(244)
Gain on sale of investment property	4,985	—	4,985
Interest and other income	40	55	(15)
Net income (loss)	$1,067	$(2,156)	$3,223

Net income (loss). Net income (loss) was $1,067 and $(2,156) for the three months ended June 30, 2026 and 2025, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended June 30, 2026 with the results of the same investment properties owned during the three months ended June 30, 2025, property net operating income increased $694, total property income increased $633, and total property operating expenses including real estate tax expense decreased $61.

The increase in “same store” total property income is primarily due to an increase in base rent in new leases and step-up rent on existing leases and an increase in percentage rent. The decrease in property operating expenses is primarily due to decreases in the following: (i) $173 in direct recovery expense (ii) $87 of non-recoverable expense and (iii) $74 in management fee and payroll expense, partially offset by increases in the following: (i) $130 in repairs and maintenance expense due to the timing of projects, (ii) $68 in landscaping expense and (iii) $45 in insurance expense.

“Non-same store” total property net operating income decreased $174 during the three months ended June 30, 2026 as compared to the same period in 2025. On a “non-same store” basis, total property income decreased $147 and total property operating expenses increased $27 during the three months ended June 30, 2026 as compared to the same period in 2025.

The decrease in “non-same store” total property income is primarily due to an increase in bad debt expense. The increase in property operating expenses is primarily due to an increase in repairs and maintenance expense.

Straight-line (expense) income, net. Straight-line (expense) income, net increased $644 in 2026 compared to the same period in 2025. The increase is primarily due to an increase in write-offs due to early tenant move-outs in 2026.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives decreased $126 in 2026 compared to the same period in 2025. The decrease is primarily due to fully amortized acquired above market leases.

General and administrative expenses. General and administrative expenses increased $30 in 2026 compared to the same period in 2025. The increase is primarily due to an increase in state tax estimates.

Business management fee. Business management fees increased $98 in 2026 compared to the same period in 2025. The increase is primarily due to a reduction in amounts paid to Mr. Zalatoris in 2026 under the CEO Agreement as a result of Mr. Zalatoris’ resignation from his positions as president and chief executive officer of the Company effective February 2, 2026, which amounts had previously reduced our payment under the Business Management Agreement on a dollar-for-dollar basis. Because we do not reimburse the Business Manager for any amounts it pays to Mr. Michael, our newly elected president and chief executive officer, effective February 2, 2026, the fee that we pay to the Business Manager is no longer reduced, resulting in increased fees in 2026.

Depreciation and amortization. Depreciation and amortization increased $1,125 in 2026 compared to the same period in 2025. The increase is primarily due to an increase in write offs.

Interest expense. Interest expense increased $244 in 2026 compared to the same period in 2025. The increase is primarily due to higher average borrowings and higher average interest rate.

Gain on sale of investment property. Gain on sale of investment property increased $4,985 in 2026 compared to the same period in 2025. The increase is due to the sale of the Village at Burlington Creek property.

Interest and other income. Interest and other income decreased $15 in 2026 compared to the same period in 2025.

Comparison of the six months ended June 30, 2026 and 2025

	Total			Same Store			Non-Same Store
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change	2026	2025	Change
	(Dollar amounts in thousands)
Rental income	$76,190	$75,636	$554	$74,392	$73,736	$656	$1,798	$1,900	$(102)
Other property income	235	136	99	235	136	99	—	—	—
Total income	76,425	75,772	653	74,627	73,872	755	1,798	1,900	(102)

Property operating expenses	16,215	16,270	(55)	15,538	15,708	(170)	677	562	115
Real estate tax expense	9,399	9,108	291	9,162	8,868	294	237	240	(3)
Total property operating expenses	25,614	25,378	236	24,700	24,576	124	914	802	112

Property net operating income	50,811	50,394	417	$49,927	$49,296	$631	$884	$1,098	$(214)

Straight-line (expense) income, net	(49)	682	(731)
Amortization of intangibles and lease incentives	35	136	(101)
General and administrative expenses	(2,751)	(3,321)	570
Business management fee	(4,670)	(4,487)	(183)
Depreciation and amortization	(29,691)	(28,737)	(954)
Interest expense	(19,930)	(19,519)	(411)
Gain on sale of investment property	4,985	—	4,985
Interest and other income	78	95	(17)
Net loss	$(1,182)	$(4,757)	$3,575

Net loss. Net loss was $1,182 and $4,757 for the six months ended June 30, 2026 and 2025, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the six months ended June 30, 2026 with the results of the same investment properties owned during the full six months ended

June 30, 2025, property net operating income increased $631, total property income increased $755, and total property operating expenses including real estate tax expense increased $124.

The increase in “same store” total property income is primarily due to an increase in base rent in new leases and step-up rent on existing leases and an increase in percentage rent. The decrease in property operating expenses is primarily due to a decrease of $522 in non-recoverable expenses due to lower legal costs and landlord work in 2026 and a $129 decrease in direct recovery expenses, partially offset by increases in the following: (i) $251 in repairs and maintenance due to timing of projects, (ii) $152 in landscaping expenses due to additional landscape projects and (iii) $103 in insurance expense.

“Non-same store” total property net operating income decreased $214 during 2026 as compared to the same period in 2025. On a “non-same store” basis, total property income decreased $102 and total property operating expenses increased $112 during the six months ended June 30, 2026 as compared to the same period in 2025.

The decrease in “non-same store” total property income is primarily due to an increase in bad debt expense. The increase in property operating expenses is primarily due to an increase in repairs and maintenance expense.

Straight-line (expense) income, net. Straight-line (expense) income, net increased $731 in 2026 compared to the same period in 2025. The increase is primarily due to an increase in write-offs due to early tenant move-outs in 2026.

Amortization of intangibles and lease incentives. Income from intangibles and lease incentives decreased $101 in 2026 compared to the same period in 2025. The decrease is primarily due to fully amortized acquired above market leases.

General and administrative expenses. General and administrative expenses decreased $570 in 2026 compared to the same period in 2025. The decrease is primarily due to professional fees incurred in connection with the review of strategic alternatives in 2025 that did not recur in 2026.

Business management fee. Business management fees increased $183 in 2026 compared to the same period in 2025. The increase is primarily due to a reduction in amounts paid to Mr. Zalatoris in 2026 under the CEO Agreement as a result of Mr. Zalatoris’ resignation from his positions as president and chief executive officer of the Company effective February 2, 2026, which amounts had previously reduced our payment under the Business Management Agreement on a dollar-for-dollar basis. Because we do not reimburse the Business Manager for any amounts it pays to Mr. Michael, our newly elected president and chief executive officer, effective February 2, 2026, the fee that we pay to the Business Manager is no longer reduced, resulting in increased fees in 2026.

Depreciation and amortization. Depreciation and amortization increased $954 in 2026 compared to the same period in 2025. The increase is primarily due to an increase in write-offs.

Interest expense. Interest expense increased $411 in 2026 compared to the same period in 2025. The increase is primarily due to higher average borrowings and higher average interest rate.

Gain on sale of investment property. Gain on sale of investment property increased $4,985 in 2026 compared to the same period in 2025. The increase is due to the sale of the Village at Burlington Creek property.

Interest and other income. Interest and other income decreased $17 in 2026 compared to the same period in 2025.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

“Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 11, 2026, contains a description of our critical accounting estimates. There have been no changes to our critical accounting estimates during the six months ended June 30, 2026.

Leasing Activity

The following table sets forth leasing activity during the six months ended June 30, 2026. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	49	490,944	$15.85	$14.87	6.6%	4.1	$—
Comparable New Leases	8	59,054	$21.53	$20.21	6.5%	5.8	$9.05
Non-Comparable New and Renewal Leases (a)	12	57,102	$13.01	N/A	N/A	3.6	$6.56
Total	69	607,100

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

Our FFO and MFFO for the six months ended June 30, 2026 and 2025 are calculated as follows:

		Six Months Ended June 30,
		2026	2025
		(Dollar amounts in thousands)
	Net loss	$(1,182)	$(4,757)
Add:	Depreciation and amortization related to investment properties	29,691	28,737
Less:	Gain on sale of investment property	(4,985)	—
	Funds from operations (FFO)	23,524	23,980

Less:	Amortization of acquired lease intangibles, net	(158)	(233)
	Straight-line expense (income), net	49	(682)
	Modified funds from operations (MFFO)	$23,415	$23,065

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our June 30, 2026 Notes to Consolidated Financial Statements in Item 1.

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

As of June 30, 2026, we had outstanding debt of $810 million, excluding unamortized debt issuance costs, bearing interest rates ranging from 4.23% to 5.55% per annum. The weighted average interest rate was 4.62% per annum, which includes the effect of interest rate swaps. As of June 30, 2026, the weighted average years to maturity for our Credit Facility payable was 2.8 years.

As of June 30, 2026, we had $285 million of debt or 35% of our total debt, excluding unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 5.53% per annum. We had additional variable rate debt subject to swap agreements of $525 million, or 65% of our total debt, excluding unamortized debt issuance costs, as of June 30, 2026.

If interest rates on all debt which bears interest at variable rates as of June 30, 2026 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $2.9 million annually. If interest rates on all debt which bears interest at variable rates as of June 30, 2026 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by $2.9 million annually.

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

Derivatives

For information related to derivatives, reference is made to Note 7–“Debt and Derivative Instruments” which is included in our June 30, 2026 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

The following risk factors amend and supplement, and should be read in conjunction with, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025:

We may be unable to retain key personnel if we were to internalize our management functions.

We are externally managed but, in certain circumstances, such as in connection with a listing of our common stock, our board may decide to internalize our management functions. Doing so would expose us to the risk of being unable to hire certain key employees of the Business Manager and its affiliates, including as a result of the non-solicitation provisions contained in the Business Management Agreement. Subject to certain exceptions, during the term of the Business Management Agreement and for one year following its termination, we may not, without the Business Manager’s prior written consent, solicit or hire employees of the Business Manager or its affiliates. The Business Management Agreement also restricts our ability to hire certain persons who cease to be employed by the Business Manager or its affiliates during or shortly following the term of the agreement. These restrictions could make it more difficult or costly for us to retain personnel familiar with our business and operations and could delay or impede an internalization of our management functions. Failure to hire or retain key personnel could result in increased costs and deficiencies in our disclosure controls and procedures or our internal control over financial reporting. These deficiencies could cause us to incur additional costs and divert management’s attention from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction. In addition, the costs that we would incur to internalize our management functions may be substantial including amounts due the Business Manager if the Business Management Agreement is terminated including a fee in one lump sum for the remainder of the term ending on March 31, 2027, plus any incentive fee to which the Business Manager might be entitled in the event of “Qualifying Internalization” as defined in the Business Management Agreement. We would also lose the benefit of the experience of our Business Manager.

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

Share Repurchase Program

We are authorized, through the SRP, to repurchase shares from stockholders who purchased their shares from us as opposed to another stockholder or received their shares through a non-cash transfer and have held their shares for at least one year. Repurchases are governed by the terms of the Sixth Amended and Restated Share Repurchase Program (the “Sixth SRP”) adopted by the board on December 17, 2025, effective on February 1, 2026. Repurchases are made in our sole discretion. In the case of repurchases made upon the death of a stockholder or qualifying disability (“Exceptional Repurchases”), as defined in the SRP, the one year holding period does not apply. Under the Sixth SRP, the repurchase price will be equal to the then-current Estimated Per Share NAV for the Exceptional Repurchases and equal to 80 percent of the then-current Estimated Per Share NAV for “ordinary repurchases.” Under the Sixth SRP, the board has the discretion to establish the proceeds available to fund repurchases each quarter and can use proceeds from all sources available to us, in the board’s sole discretion. The board also has the discretion to determine the amount of repurchases, if any, to be made each quarter based on its evaluation of our business, cash needs and any other requirements of applicable law. The entirety of the Sixth SRP is available on our website. The SRP was suspended effective as of October 1, 2024 but reinstated effective as of February 1, 2026. The SRP will immediately terminate if our shares are listed for trading on a national securities exchange. In addition, our board, in its sole discretion, may amend, suspend (in whole or in part), or terminate our SRP. We will send stockholders notice of any change at least thirty days prior to the change becoming effective and will disclose the change in a report filed with the SEC on either Form 8-K, Form 10-Q or Form 10-K, as appropriate. Further, our board reserves the right in its sole discretion, at any time, and from time to time to reject any requests for repurchases. We did not repurchase any shares during the time the SRP was suspended.

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended June 30, 2026 (Dollar amounts in thousands except per share amounts):

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2026 – April 30, 2026	2,897,969	59,238	$16.89	$1,001	59,238	1,746,267
May 1, 2026 – May 31, 2026	—	—	—	—	—	1,746,267
June 1, 2026 -June 30, 2026	—	—	—	—	—	1,746,267
Total	2,897,969	59,238	$16.89	$1,001	59,238
(1)
Our SRP was announced on October 18, 2012, suspended effective as of October 1, 2024 and reinstated effective February 1, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Bernard J. Michael
By:	Bernard J. Michael
President and Chief Executive Officer (principal executive officer)
Date:	August 5, 2026

/s/ Jerry Kyriazis
By:	Jerry Kyriazis
Chief Financial Officer and Treasurer (principal financial officer)
Date:	August 5, 2026