Form 10-Q
period 2026-09-30
Inland Real Estate Income Trust, Inc.
filed 2026-11-06
CIK 1528985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

Yes ☐ No ☒

As of November 5, 2026, there were 35,956,794 shares of the registrant’s common stock, $.001 par value, outstanding.

INLAND REAL ESTATE INCOME TRUST, INC.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share amounts)

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Assets:
Investment properties held and used:
Land	$319,666	$330,456
Building and other improvements	1,234,371	1,245,978
Total	1,554,037	1,576,434
Less accumulated depreciation	(463,565)	(435,242)
Net investment properties held and used	1,090,472	1,141,192
Cash and cash equivalents	11,388	7,951
Restricted cash	410	468
Accounts and rent receivable	24,722	26,845
Acquired lease intangible assets, net	33,599	39,355
Operating lease right-of-use asset, net	12,729	12,992
Other assets	30,904	19,125
Total assets	$1,204,224	$1,247,928

LIABILITIES AND EQUITY
Liabilities:
Mortgages and credit facility payable, net	$801,730	$837,475
Accounts payable and accrued expenses	12,854	10,641
Operating lease liability	25,845	25,598
Distributions payable	4,891	4,899
Acquired intangible liabilities, net	28,232	30,761
Due to related parties	2,786	2,700
Other liabilities	8,725	10,496
Total liabilities	885,063	922,570

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 35,995,406 and 36,110,108 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	36	36
Additional paid in capital	814,456	816,279
Accumulated distributions and net loss	(514,787)	(498,065)
Accumulated other comprehensive income	19,456	7,108
Total stockholders’ equity	319,161	325,358
Total liabilities and stockholders’ equity	$1,204,224	$1,247,928

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income:
Rental income	$38,258	$37,862	$114,774	$114,656
Other property income	97	123	332	259
Total income	38,355	37,985	115,106	114,915

Expenses:
Property operating expenses	8,012	7,644	24,567	24,254
Real estate tax expense	3,399	4,716	12,798	13,824
General and administrative expenses	1,513	1,262	4,264	4,583
Business management fee	2,315	2,251	6,985	6,738
Depreciation and amortization	14,333	14,302	44,024	43,039
Total expenses	29,572	30,175	92,638	92,438

Other Income (Expense):
Interest expense	(9,687)	(9,824)	(29,617)	(29,343)
Interest and other income	45	53	123	148
Gain on sale of investment property	—	—	4,985	—
Net loss	$(859)	$(1,961)	$(2,041)	$(6,718)

Net loss per common share, basic and diluted	$(0.02)	$(0.05)	$(0.06)	$(0.19)

Weighted average number of common shares outstanding, basic and diluted	36,004,254	36,104,130	36,058,104	36,104,130

Comprehensive income (loss):
Net loss	$(859)	$(1,961)	$(2,041)	$(6,718)
Unrealized gain (loss) on derivatives	9,315	539	18,120	(2,330)
Reclassification adjustment for amounts included in net loss	(1,958)	(2,960)	(5,772)	(8,791)
Comprehensive income (loss)	$6,498	$(4,382)	$10,307	$(17,839)

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands, except per share amounts)

For the Three Months Ended September 30, 2026
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2026	36,052,080	$36	$815,374	$(509,037)	$12,099	$318,472

Distributions declared ($0.135600 per share)	—	—	—	(4,891)	—	(4,891)
Proceeds from distribution reinvestment plan	2,577	—	43	—	—	43
Shares repurchased	(59,251)	—	(1,000)	—	—	(1,000)
Unrealized gain on derivatives	—	—	—	—	9,315	9,315
Reclassification adjustment for amounts included in net loss	—	—	—	—	(1,958)	(1,958)
Equity-based compensation	—	—	39	—	—	39
Net loss	—	—	—	(859)	—	(859)
Balance at September 30, 2026	35,995,406	$36	$814,456	$(514,787)	$19,456	$319,161

For the Three Months Ended September 30, 2025
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2025	36,104,130	$36	$816,217	$(481,980)	$11,978	$346,251

Distributions declared ($0.135600 per share)	—	—	—	(4,896)	—	(4,896)
Unrealized gain on derivatives	—	—	—	—	539	539
Reclassification adjustment for amounts included in net loss	—	—	—	—	(2,960)	(2,960)
Equity-based compensation	—	—	33	—	—	33
Net loss	—	—	—	(1,961)	—	(1,961)
Balance at September 30, 2025	36,104,130	$36	$816,250	$(488,837)	$9,557	$337,006

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, dollar amounts in thousands, except per share amounts)

For the Nine Months Ended September 30, 2026
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2025	36,110,108	$36	$816,279	$(498,065)	$7,108	$325,358

Distributions declared ($0.406800 per share)	—	—	—	(14,681)	—	(14,681)
Proceeds from distribution reinvestment plan	3,787	—	63	—	—	63
Shares repurchased	(118,489)	—	(2,001)	—	—	(2,001)
Unrealized gain on derivatives	—	—	—	—	18,120	18,120
Reclassification adjustment for amounts included in net loss	—	—	—	—	(5,772)	(5,772)
Equity-based compensation	—	—	115	—	—	115
Net loss	—	—	—	(2,041)	—	(2,041)
Balance at September 30, 2026	35,995,406	$36	$814,456	$(514,787)	$19,456	$319,161

For the Nine Months Ended September 30, 2025
	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2024	36,104,130	$36	$816,149	$(467,427)	$20,678	$369,436

Distributions declared ($0.406800 per share)	—	—	—	(14,692)	—	(14,692)
Unrealized loss on derivatives	—	—	—	—	(2,330)	(2,330)
Reclassification adjustment for amounts included in net loss	—	—	—	—	(8,791)	(8,791)
Equity-based compensation	—	—	101	—	—	101
Net loss	—	—	—	(6,718)	—	(6,718)
Balance at September 30, 2025	36,104,130	$36	$816,250	$(488,837)	$9,557	$337,006

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollar amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,041)	$(6,718)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,024	43,039
Gain on sale of investment property	(4,985)	—
Amortization of debt issuance costs	982	897
Amortization of acquired market leases, net	(591)	(335)
Amortization of equity-based compensation	115	101
Reduction in the carrying amount of the right-of-use asset	263	277
Straight-line income, net	(587)	(1,656)
Other non-cash adjustments	184	157
Changes in assets and liabilities:
Accounts payable and accrued expenses	1,158	3,807
Accounts and rent receivable	2,123	(106)
Other assets	437	(183)
Due to related parties	86	132
Operating lease liability	247	232
Other liabilities	(1,594)	(494)
Net cash flows provided by operating activities	39,821	39,150

Cash flows from investing activities:
Capital expenditures	(13,415)	(12,106)
Proceeds from sale of investment property	30,327	—
Net cash flows provided by (used in) investing activities	16,912	(12,106)

Cash flows from financing activities:
Payment of credit facility	(37,000)	(11,000)
Proceeds from credit facility	19,000	4,000
Payment of mortgages payable	(18,727)	(266)
Proceeds from distribution reinvestment plan	63	—
Shares repurchased	(2,001)	—
Distributions paid	(14,689)	(14,692)
Net cash flows used in financing activities	(53,354)	(21,958)

Net increase in cash, cash equivalents and restricted cash	3,379	5,086
Cash, cash equivalents and restricted cash, at beginning of the period	8,419	6,896
Cash, cash equivalents and restricted cash, at end of period	$11,798	$11,982

Supplemental disclosure of cash flow information:

Cash paid for interest	$28,777	$29,051

Supplemental schedule of non-cash investing and financing activities:

Accrued capital expenditures	$1,248	$1,492

See accompanying notes to consolidated financial statements.

INLAND REAL ESTATE INCOME TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

NOTE 1 – ORGANIZATION

The Company was formed on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. The Company focuses primarily on acquiring and owning a portfolio substantially all of which is comprised of grocery-anchored properties. As of September 30, 2026, the Company owned 51 retail properties. The properties aggregate a total of 7.0 million square feet. The properties are located in 24 states. A majority of the Company’s properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. As of September 30, 2026, the Company’s portfolio had physical and economic occupancy of 93.6% and 93.8%, respectively.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Disclosures discussing all significant accounting policies are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 11, 2026, under the heading Note 2 – “Summary of Significant Accounting Policies.” There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026, except as noted below.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to such amounts shown on the Company’s consolidated statements of cash flows:

	September 30,
	2026	2025
Cash and cash equivalents	$11,388	$11,502
Restricted cash	410	480
Total cash, cash equivalents, and restricted cash	$11,798	$11,982

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which clarifies guidance for hedge accounting, including grouping forecasted transactions by similar risk, hedging choose-your-rate debt, expanding eligibility for nonfinancial components, eliminating certain net written option tests, and addressing dual hedges. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company does not expect the adoption of ASU 2025-09 to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – EQUITY

The Company commenced an initial public “best efforts” offering (the “Offering”) on October 18, 2012, which concluded on October 16, 2015. The Company sold 33,534,022 shares of common stock generating gross proceeds of $834,399 from the Offering. The Company also issues shares through the DRP and has generated $148,208 in proceeds from this issuance since inception through September 30, 2026. As of September 30, 2026, there were 35,995,406 shares of common stock outstanding including 6,764,446 shares issued through the DRP and 29,097 vested restricted shares, net of 4,332,159 shares repurchased through the SRP. See Note 11 – “Equity-Based Compensation” for further information on restricted shares.

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

During the three and nine months ended September 30, 2026, distributions totaling $43 and $63, respectively, were reinvested through the DRP. In light of the suspension noted above, there were no distributions reinvested through the DRP during the three and nine months ended September 30, 2025.

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

There were $1,000 and $2,001 of share repurchases through the SRP during the three and nine months ended September 30, 2026, respectively. In light of the suspension noted above, the Company did not repurchase any shares through the SRP during the three and nine months ended September 30, 2025. There was no liability related to the SRP as of September 30, 2026 and December 31, 2025.

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

Rental income related to the Company’s operating leases is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental income - fixed payments	$29,911	$30,028	$90,461	$90,072
Rental income - variable payments (a)	7,914	7,732	23,722	24,249
Amortization of acquired lease intangibles, net	433	102	591	335
Rental income	$38,258	$37,862	$114,774	$114,656

(a) Primarily includes tenant recovery income for real estate taxes, common area maintenance and insurance.

As of September 30, 2026, the Company’s accounts and rent receivable, net balance was $24,722, which was net of an allowance for bad debts of $1,752. As of December 31, 2025, the Company’s accounts and rent receivable, net balance was $26,845, which was net of an allowance for bad debts of $1,582.

NOTE 6 – ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes the Company’s identified intangible assets and liabilities as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Intangible assets:
Acquired in-place lease value	$180,643	$183,305
Acquired above market lease value	52,333	52,640
Accumulated amortization	(199,377)	(196,590)
Acquired lease intangibles, net	$33,599	$39,355
Intangible liabilities:
Acquired below market lease value	$79,313	$79,914
Accumulated amortization	(51,081)	(49,153)
Acquired below market lease intangibles, net	$28,232	$30,761

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

Amortization pertaining to acquired in-place lease value, above market lease value and below market lease value is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization recorded as amortization expense:
Acquired in-place lease value	$1,284	$1,652	$3,834	$5,266
Amortization recorded as a (reduction) increase to rental income:
Acquired above market leases	$(605)	$(713)	$(1,878)	$(2,223)
Acquired below market leases	1,038	815	2,469	2,558
Net rental income increase	$433	$102	$591	$335

Estimated amortization of the respective intangible lease assets and liabilities as of September 30, 2026 for each of the five succeeding years and thereafter is as follows:

	Acquired In-Place Leases	Above Market Leases	Below Market Leases
2026 (remainder of year)	$1,148	$574	$695
2027	3,549	1,837	2,648
2028	2,851	1,590	2,515
2029	2,567	1,508	2,440
2030	1,993	1,434	2,224
Thereafter	8,993	5,555	17,710
Total	$21,101	$12,498	$28,232

NOTE 7 – DEBT AND DERIVATIVE INSTRUMENTS

As of September 30, 2026 and December 31, 2025, the Company had the following mortgage and credit facility payable:

	September 30, 2026		December 31, 2025
Type of Debt	Principal Amount	Weighted Average Interest Rate	Principal Amount	Weighted Average Interest Rate
Fixed rate mortgage payable	$—	—	$18,727	4.02%
Credit facility payable	805,000	4.70%	823,000	4.66%
Total debt before unamortized debt issuance costs including impact of interest rate swaps	805,000	4.70%	841,727	4.65%
(Less): Unamortized debt issuance costs	(3,270)		(4,252)
Total debt	$801,730		$837,475

The Company’s indebtedness bore interest at a weighted average interest rate of 4.70% per annum as of September 30, 2026, which includes the effects of interest rate swaps. The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders using Level 3 inputs. The carrying value of the Company’s debt excluding unamortized debt issuance costs was $805,000 and $841,727 as of September 30, 2026 and December 31, 2025, respectively, and its estimated fair value was $805,000 and $841,727 as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, maturities on the Company’s debt were as follows:

September 30, 2026
Maturities by Year:	Maturity of Credit Facility
2026 (remainder of the year)	$—
2027	—
2028	—
2029	805,000
2030	—
Thereafter	—
Total	$805,000

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

As of September 30, 2026, the Company had $230,000 outstanding under the Revolving Credit Facility and $575,000 outstanding under the Term Loan. As of September 30, 2026, the interest rates on the Revolving Credit Facility and the Term Loan were 5.80% per annum and 4.26% per annum, respectively. Each of the Revolving Credit Facility and the Term Loan matures on April 1, 2029, and the Company has the option to extend the maturity date for one additional year subject to the payment of an extension fee and certain other conditions. Borrowings under the Credit Facility bear interest equal to one-month Term Secured Overnight Financing Rate (“SOFR”) plus a margin, the amount of which depends on the Company’s leverage ratio.

As of September 30, 2026, the Company had a maximum amount of $55,000 available for borrowing under the Revolving Credit Facility, subject to the terms and conditions of the Credit Agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available.

The Company’s performance of the obligations under the Credit Facility, including the payment of any outstanding indebtedness under the Credit Facility, is guaranteed by certain subsidiaries of the Company, including each of the subsidiaries of the Company which owns or leases any of the properties included in the pool of unencumbered properties comprising the borrowing base. Additional properties will be added to and removed from the pool from time to time to support amounts borrowed under the Credit Facility so long as at any time there are at least fifteen unencumbered properties with an unencumbered pool value of $300,000 or more. As of September 30, 2026, all of the Company’s properties were included in the pool of unencumbered properties.

The Credit Facility requires compliance with certain covenants, including a minimum tangible net worth requirement, a limitation on the use of leverage, a distribution limitation, restrictions on indebtedness and investment restrictions, as defined. It also contains customary default provisions including the failure to comply with the Company's covenants and the failure to pay when amounts outstanding under the Credit Facility become due. As of September 30, 2026, the Company was in compliance with all financial covenants related to the Credit Facility as amended.

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

As of September 30, 2026, the Company had hedged $525,000 of the Term Loan using interest rate swap contracts. The following table summarizes the Company’s interest rate swap contracts outstanding as of September 30, 2026.

Date Entered	Effective Date	Maturity Date	Receive Floating Rate Index (a)	Pay Fixed Rate	Notional Amount	Fair Value as of September 30, 2026
Assets
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.69%	90,000	740
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.85%	100,000	767
February 3, 2022	March 1, 2022	February 3, 2027	One-month Term SOFR	1.72%	85,000	692
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	282
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	60,000	283
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.71%	75,000	354
May 17, 2022	June 1, 2022	February 3, 2027	One-month Term SOFR	2.77%	55,000	249
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.26%	145,000	4,429
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.26%	105,000	3,213
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.27%	105,000	3,188
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.28%	90,000	2,727
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.34%	50,000	1,450
November 14, 2025	February 3, 2027	April 1, 2029	One-month Term SOFR	3.31%	30,000	884
					$1,050,000	$19,258

(a)
As of September 30, 2026, the one-month term SOFR was 3.92%.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2026	2025	2026	2025
Effective portion of derivatives	$9,315	$539	$18,120	$(2,330)
Reclassification adjustment for amounts included in net loss (effective portion)	$(1,958)	$(2,960)	$(5,772)	$(8,791)

The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $9,687 and $9,824 for the three months ended September 30, 2026 and 2025, respectively. The total amount of interest expense presented on the consolidated statements of operations and comprehensive income (loss) was $29,617 and $29,343 for the nine months ended September 30, 2026 and 2025, respectively. The net gain or loss reclassified into income from accumulated other comprehensive income is reported in interest expense on the consolidated statements of operations and comprehensive income (loss). The amount that is expected to be reclassified from accumulated other comprehensive income into earnings in the next 12 months is $8,112.

NOTE 8 – DISTRIBUTIONS

The table below presents the distributions paid and declared during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Distributions paid	$4,891	$4,896	$14,689	$14,692
Distributions declared	$4,891	$4,896	$14,681	$14,692

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”). Diluted EPS is computed by dividing net income (loss) by the common shares plus common share equivalents. The Company excludes antidilutive restricted shares from the calculation of weighted-average shares for diluted EPS. As a result of a net loss for the three and nine months ended September 30, 2026, 9,544 and 7,281 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive. As a result of a net loss for the three and nine months ended September 30, 2025, 7,883 and 6,120 shares, respectively, were excluded from the computation of diluted EPS, because they would have been antidilutive.

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

NOTE 11 – EQUITY-BASED COMPENSATION

Under the Company’s Employee and Director Restricted Share Plan (“RSP”), restricted shares generally vest over a one to three year vesting period from the date of the grant, subject to the specific terms of the grant. In accordance with the RSP, restricted shares are issued to non-employee directors as compensation. Restricted shares are included in common stock outstanding on the date of the vesting. The grant-date value of the restricted shares is amortized over the vesting period representing the requisite service period. Compensation expense associated with the restricted shares issued to the non-employee directors was $39 and $115, in the aggregate, for the three and nine months ended September 30, 2026, respectively. Compensation expense associated with the restricted shares issued to the non-employee directors was $33 and $101, in the aggregate, for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the Company had $101 of unrecognized compensation expense related to the unvested restricted shares, in the aggregate. The weighted average remaining period that compensation expense related to unvested restricted shares will be recognized is 1.4 years. There were no restricted shares that vested during the three and nine months ended September 30, 2026 and 2025.

A summary table of the status of the restricted shares is presented below:

Restricted Shares
Outstanding at December 31, 2025	16,648
Granted	—
Vested	—
Outstanding at September 30, 2026	16,648

NOTE 12 – SEGMENT REPORTING

The Company has one reportable segment as defined by GAAP, retail real estate, for the nine months ended September 30, 2026 and 2025. The retail real estate segment derives revenue from rents received under long-term operating leases. The accounting policies of the retail real estate segment are the same as those described in the summary of significant accounting policies for the Company.

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

NOTE 13 – TRANSACTIONS WITH RELATED PARTIES

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2026 and 2025. Certain compensation and fees payable to the Business Manager for services provided to the Company are limited to maximum amounts.

		Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid amounts as of
		2026	2025	2026	2025	September 30, 2026	December 31, 2025
General and administrative reimbursements	(a)	$517	$342	$1,404	$1,131	$324	$273

Real estate management fees		$1,514	$1,383	$4,449	$4,359	$—	$—
Property operating expenses		446	480	1,354	1,651	50	55
Construction management fees		192	173	463	361	1	1
Leasing fees		56	145	194	307	97	108
Total real estate management related costs	(b)	$2,208	$2,181	$6,460	$6,678	$148	$164

Business management fees	(c)	$2,315	$2,251	$6,985	$6,738	$2,314	$2,263

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
(b)
For each property that is managed by the Real Estate Manager, the Company pays a monthly real estate management fee of up to 3.9% of the gross income from each property. Although the Company does not own any single-tenant net leased properties, if the Company acquires and owns this type of property, the monthly management fee would be reduced to up to 1.9% of the gross income from each such property. The Real Estate Manager determines, in its sole discretion, the amount of the fee with respect to a particular property, subject to those limitations. For each property that is managed directly by the Real Estate Manager or its affiliates, the Company pays the Real Estate Manager a separate leasing fee. Further, if the Company engages its Real Estate Manager to provide construction management services for a property, the Company pays a separate construction management fee. Leasing fees are included in other assets and construction management fees are included in building and other improvements in the consolidated balance sheets. The Company also reimburses the Real Estate Manager and its affiliates for property-level expenses that they pay or incur on the Company’s behalf, including the salaries, bonuses and benefits of persons performing services for the Real Estate Manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as an executive officer of the Real Estate Manager or the Company. Real estate management fees and reimbursable expenses are included in property operating expenses in the consolidated statements of operations and comprehensive income (loss).
(c)
The Company pays the Business Manager an annual business management fee equal to 0.55% of its “average invested assets.” The fee is payable quarterly in an amount equal to 0.1375% of its average invested assets as of the last day of the immediately preceding quarter. “Average invested assets” means, for any period, the average of the aggregate book value of the Company’s assets, including all intangibles and goodwill, invested, directly or indirectly, in equity interests in, and loans secured by, properties, as well as amounts invested in securities and consolidated and unconsolidated joint ventures or other partnerships, before reserves for amortization and depreciation or bad debts, impairments or other similar non-cash reserves, computed by taking the average of these values at the end of each month during the relevant calendar quarter. Unpaid amounts are included in due to related parties on the consolidated balance sheets. The Business Management Agreement terminates on March 31, 2027.

On January 19, 2024, the Company entered into the Business Management Agreement with the Business Manager, effective February 1, 2024, to, among other things, (i) provide the Company with the authority to engage a person not affiliated with or employed by the Business Manager to serve as president and chief executive officer of the Company and (ii) to reduce the business management fee payable to the Business Manager by the amount of any payment made to any third-party person as compensation for services as the Company’s president and chief executive officer. In connection with an agreement entered into with Mark Zalatoris, the Company’s then-president and chief executive officer, referred to herein as the “CEO Agreement,” the business management fee was reduced by the amount of any payments made to Mr. Zalatoris under the CEO Agreement. Mr. Zalatoris resigned from his positions as president and chief executive officer of the Company effective February 2, 2026. Effective as of the same date, Bernard Michael was appointed as the Company’s president and chief executive officer. As a result of this transition, the Business Manager now directly compensates Mr. Michael. Accordingly, beginning in February 2026, the Company pays the Business Manager the full fee it is entitled to under the Business Management Agreement. During the three and nine months ended September 30, 2026, total costs incurred under the CEO Agreement were zero and $29, respectively. During the three and nine months ended September 30, 2025, total costs incurred under the CEO Agreement were $87 and $262, respectively. These costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

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

Recurring Fair Value Measurements

For assets and liabilities measured at fair value on a recurring basis, the table below presents the fair value of the Company’s cash flow hedges as well as their classification on the consolidated balance sheets as of September 30, 2026 and December 31, 2025.

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2026
Interest rate swap agreements - Other assets	$—	$19,258	$—	$19,258
Interest rate swap agreements - Other liabilities	$—	$—	$—	$—
December 31, 2025
Interest rate swap agreements - Other assets	$—	$6,555	$—	$6,555
Interest rate swap agreements - Other liabilities	$—	$90	$—	$90

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

NOTE 15 – SUBSEQUENT EVENTS

In connection with the preparation of its consolidated financial statements, the Company has evaluated events that occurred subsequent to September 30, 2026 through the date on which these consolidated financial statements were issued to determine whether any of these events required disclosure in the consolidated financial statements.

Director Stock Awards

Pursuant to the RSP, on November 5, 2026, the Company granted each of its four independent directors 2,368.26 restricted shares for a total of 9,473 restricted shares with a total value of $160. The restricted shares will vest in equal one-third increments on November 5, 2027, 2028 and 2029.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of the management of Inland Real Estate Income Trust, Inc. (which we refer to herein as the “Company,” “we,” “our” or “us”) based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 11, 2026 and subsequent quarterly reports on Form 10-Q, some of which are summarized below:

•
As part of the review of strategic alternatives, in November 2025, our board decided not to pursue the sale of the Company at that time and our board has not since decided to pursue a listing of the Company’s common stock on a national securities exchange. There is no assurance that we will pursue an alternative liquidity event in the near future, if at all. We have limited sources of capital and thus a limited ability to increase our asset base or to fund other needs including share repurchases;
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
•
Unless renewed, the agreement with our Business Manager expires on March 31, 2027 and the agreement with our Real Estate Manager expires on December 31, 2027, subject to automatic one-year renewals;
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

The following discussion and analysis relates to the three and nine months ended September 30, 2026 and 2025 and as of September 30, 2026 and December 31, 2025. Our stockholders should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q.

We routinely post important information about us and our business, including financial and other information for investors, on our website. We encourage investors to visit our website at inland-investments.com/inland-income-trust from time to time, as information is updated and new information is posted.

Overview

We were formed as a Maryland corporation on August 24, 2011 to acquire and manage a portfolio of commercial real estate investments located in the United States. We elected to be taxed as a real estate investment trust for U.S. federal income tax purposes (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the tax year ended December 31, 2013. Our business plan focuses primarily on acquiring and owning a portfolio substantially all of which is comprised of grocery-anchored properties. The Business Manager continues to evaluate our business plan and strategy, including considering and presenting alternatives and enhancements for board review with a view towards being able to increase our assets and cash flow on an accretive basis as well as to enhance our capital (primarily equity). In November 2025, following its review of strategic alternatives, the board decided not to pursue a sale of the Company at that time and the board has not since decided to pursue a listing of our common stock on a national securities exchange. The Company may pursue other alternatives to raise capital, including but not limited to, for example, a joint venture with a third party. However, there can be no assurance that the Company will pursue or complete any such transaction.

We raised equity capital through a “best efforts” offering that commenced on October 18, 2012 and concluded on October 16, 2015. We sold 33,534,022 shares of common stock in the offering generating gross proceeds of $834.4 million. We have not raised any further equity capital on an underwritten or best-efforts basis since the offering was completed. We have also generated equity capital through the sale of shares through our DRP. As noted herein, the DRP was suspended effective October 1, 2024 and reinstated effective February 1, 2026. From inception through September 30, 2026, we had issued a total of 6,764,446 shares through the DRP generating aggregate proceeds of $148.2 million. Since its reinstatement, the DRP has generated significantly lower proceeds than it did prior to its suspension. See “Liquidity and Capital Resources” below. We have also used, and may continue to use, various sources of debt capital to fund acquisitions and other capital and operating needs as further described.

As of September 30, 2026, we owned 51 retail properties, totaling 7.0 million square feet located in 24 states. A majority of our properties are multi-tenant, necessity-based retail shopping centers located primarily in major regional markets and growing secondary markets throughout the United States. As of September 30, 2026, grocery-anchored or grocery shadow-anchored shopping center properties represented 87% of our annualized base rent. A grocery shadow-anchored shopping center is a shopping center near a grocery store that we do not own and is not a part of our shopping center but that we believe generates traffic for our shopping center. As of September 30, 2026, our portfolio had physical and economic occupancy of 93.6% and 93.8%, respectively. Physical and economic occupancy both increased approximately 0.7% compared to June 30, 2026, and have increased compared to physical and economic occupancy of 92.0% and 92.2%, respectively, as of December 31, 2025. As of September 30, 2026, annualized base rent (“ABR”) per square foot averaged $20.18 for all owned properties. ABR is calculated by annualizing the monthly base rent for leases in-place as of the applicable date, excluding ground leases. ABR including ground leases averaged $17.25 as of September 30, 2026.

There were no acquisitions during the three and nine months ended September 30, 2026.

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

We have no employees and are externally managed and advised by IREIT Business Manager & Advisor, Inc. (the “Business Manager”), an indirect wholly-owned subsidiary of Inland Real Estate Investment Corporation, referred to herein as our “Sponsor” pursuant to an agreement that expires on March 31, 2027. Either party may terminate the agreement upon giving 60 days’ prior notice. Currently, we pay fees to and reimburse certain expenses incurred by the Business Manager for the services provided to us. This fee was reduced dollar-for-dollar for amounts we paid to Mark Zalatoris during the time he served as the Company’s president and chief executive officer. Mr. Zalatoris resigned from his positions as president and chief executive officer effective February 2, 2026. Effective as of the same date, Bernard Michael was appointed as the Company’s president and chief executive officer. As a result of this transition, the Business Manager now directly compensates Mr. Michael. Accordingly, beginning in February 2026, we pay the Business Manager the full fee it is entitled to under our agreement with the Business Manager. We do not reimburse the Business Manager for any compensation it pays to any person serving as one of our executive officers. Our properties are managed by Inland Commercial Real

Estate Services LLC, also an indirect wholly-owned subsidiary of our Sponsor. The agreement governing these services expires on December 31, 2027, subject to automatic one-year renewals.

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

SELECT PROPERTY INFORMATION (All dollar amounts in thousands, except per square foot amounts)

Investment Properties

As of September 30, 2026
Number of properties	51
Purchase price	$1,589,300
Total square footage	7,012,591
Physical occupancy	93.6%
Economic occupancy	93.8%
Weighted average remaining lease term (years) (a)	4.5
(a)
Weighted average remaining lease term is based on a weighting by ABR as of September 30, 2026.

The table below presents information for each of our investment properties as of September 30, 2026.

Property (a)	Location	Square Footage	Physical Occupancy	Economic Occupancy
Newington Fair	Newington, CT	186,205	100.0%	100.0%
Wedgewood Commons	Olive Branch, MS	169,558	92.3%	92.3%
Park Avenue	Little Rock, AR	78,702	90.7%	90.7%
North Hills Square	Coral Springs, FL	63,829	94.7%	98.1%
Mansfield Shopping Center	Mansfield, TX	148,529	86.6%	86.6%
Lakeside Crossing	Lynchburg, VA	67,034	92.2%	92.2%
MidTowne Shopping Center	Little Rock, AR	126,288	73.2%	73.2%
Dogwood Festival	Flowood, MS	188,770	90.7%	90.7%
Pick N Save Center	West Bend, WI	94,446	98.9%	98.9%
Harris Plaza	Layton, UT	126,311	77.6%	77.6%
Dixie Valley	Louisville, KY	119,911	90.1%	90.1%
The Landings at Ocean Isle	Ocean Isle, NC	53,203	100.0%	100.0%
Shoppes at Prairie Ridge	Pleasant Prairie, WI	232,606	97.8%	100.0%
Harvest Square	Harvest, AL	70,590	100.0%	100.0%
Heritage Square	Conyers, GA	22,510	93.8%	93.8%
The Shoppes at Branson Hills	Branson, MO	256,244	94.2%	94.2%
Branson Hills Plaza	Branson, MO	210,201	98.0%	98.0%
Copps Grocery Store	Stevens Point, WI	69,911	100.0%	100.0%
Fox Point Plaza	Neenah, WI	171,891	99.1%	99.1%
Shoppes at Lake Park	W. Valley City, UT	52,903	100.0%	100.0%
Plaza at Prairie Ridge	Pleasant Prairie, WI	9,035	100.0%	100.0%
Green Tree Shopping Center	Katy, TX	147,621	100.0%	100.0%
Eastside Junction	Athens, AL	79,675	98.4%	98.4%
Fairgrounds Crossing	Hot Springs, AR	155,127	98.9%	98.9%
Prattville Town Center	Prattville, AL	168,842	96.9%	96.9%
Regal Court	Shreveport, LA	363,061	92.5%	92.5%
Shops at Hawk Ridge	St. Louis, MO	75,951	100.0%	100.0%
Walgreens Plaza	Jacksonville, NC	42,219	48.4%	52.8%
Frisco Marketplace	Frisco, TX	112,024	93.0%	93.0%
White City	Shrewsbury, MA	255,736	93.5%	93.5%
Yorkville Marketplace	Yorkville, IL	111,591	96.0%	96.0%
Shoppes at Market Pointe	Papillion, NE	253,793	98.5%	98.5%
Marketplace at El Paseo	Fresno, CA	224,683	98.8%	98.8%
Milford Marketplace	Milford, CT	111,911	88.9%	88.9%
Settlers Ridge	Pittsburgh, PA	473,871	90.0%	90.0%
Blossom Valley Plaza	Turlock, CA	111,475	97.2%	97.2%
Oquirrh Mountain Marketplace	South Jordan, UT	75,950	100.0%	100.0%
Marketplace at Tech Center	Newport News, VA	210,648	91.2%	91.2%
Coastal North Town Center	Myrtle Beach, SC	304,662	98.5%	98.5%
Oquirrh Mountain Marketplace II	South Jordan, UT	10,150	84.7%	84.7%
Wilson Marketplace	Wilson, NC	311,030	99.2%	99.2%
Pentucket Shopping Center	Plaistow, NH	199,454	97.4%	97.4%
Hickory Tavern	Myrtle Beach, SC	6,588	100.0%	100.0%
New Town	Owings Mill, MD	117,593	45.1%	45.1%
Olde Ivy Village	Smyrna, GA	46,500	88.5%	96.7%
Northpark Village Square	Santa Clarita, CA	87,103	98.6%	98.6%
Lower Makefield Shopping Center	Lower Makefield, PA	75,979	84.4%	84.4%
Denton Village	Denton, TX	48,280	96.9%	96.9%
Rusty Leaf Plaza	Orange, CA	59,188	95.3%	95.3%
Northville Park Place	Northville, MI	78,421	96.1%	96.1%
CityPlace	Woodbury, MN	174,788	100.0%	100.0%
Portfolio total		7,012,591	93.6%	93.8%
(a)
All of our properties are included in the pool of properties comprising the borrowing base under our Credit Facility as of September 30, 2026.

Tenancy Highlights

The following table presents information regarding the top ten tenants in our portfolio based on annualized base rent for leases in-place as of September 30, 2026.

Tenant Name	Number of Leases	Annualized Base Rent	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent Per Square Foot	Square Footage	Percent of Total Portfolio Square Footage
The Kroger Co.	5	$4,899	4.3%	$16.54	296,150	4.2%
The TJX Companies, Inc.	14	3,864	3.4%	10.91	354,070	5.0%
Ulta Salon, Cosmetics & Fragrance Inc.	14	3,183	2.8%	22.58	140,982	2.0%
Ross Dress for Less, Inc.	10	2,853	2.5%	10.88	262,080	3.7%
Amazon/Whole Foods Market Group, Inc.	3	2,447	2.2%	21.21	115,396	1.7%
Planet Fitness	6	2,191	1.9%	17.74	123,486	1.8%
Dick’s Sporting Goods, Inc.	4	2,158	1.9%	11.94	180,766	2.6%
PetSmart	7	2,129	1.9%	15.36	138,578	2.0%
Albertsons/Jewel/Shaw’s	2	2,090	1.8%	16.34	127,892	1.8%
Five Below	12	2,028	1.8%	17.74	114,369	1.6%
Top Ten Tenants	77	$27,842	24.5%	$15.02	1,853,769	26.4%

The following table sets forth a summary of our tenant diversity for our entire portfolio and is based on leases in-place as of September 30, 2026.

Tenant Type	Gross Leasable Area – Square Footage	Percent of Total Gross Leasable Area	Percent of Total Annualized Base Rent
Discount and Department Stores	1,428,396	21.7%	10.9%
Grocery	1,303,566	19.8%	16.4%
Lifestyle, Health Clubs, Books & Phones	945,738	14.4%	16.7%
Home Goods	799,303	12.1%	6.6%
Restaurant	611,714	9.3%	18.5%
Apparel & Accessories	459,273	7.0%	9.3%
Consumer Services, Salons, Cleaners, Banks	322,716	4.9%	9.2%
Pet Supplies	258,136	3.9%	4.0%
Sporting Goods	200,227	3.0%	2.3%
Health, Doctors & Health Foods	197,070	3.0%	5.3%
Other	52,885	0.9%	0.8%
Total	6,579,024	100.0%	100.0%

The following table sets forth a summary, as of September 30, 2026, of the percent of total annualized base rent and the weighted average lease expiration by size of tenant.

Size of Tenant	Description – Square Footage	Percent of Total Annualized Base Rent	Weighted Average Lease Expiration – Years
Anchor	10,000 and over	49%	5.3
Junior Box	5,000-9,999	13%	3.9
Small Shop	Less than 5,000	38%	3.6
Total		100%	4.5

American Freight, which leased space at one of our properties, filed for bankruptcy in November 2024. American Freight closed this location, and the lease was rejected in December 2024. We are continuing to market the space.

Party City, which leased space at four of our properties, filed for bankruptcy protection in December 2024. All four stores were closed as of March 31, 2025. Party City rejected its leases at all four of our locations and we currently have possession of these spaces. We have executed new leases with replacement tenants for two of these spaces. We are continuing to market the remaining two spaces.

Rite Aid, which leased space at one of our properties, filed for bankruptcy in May 2025. Rite Aid closed this location, and the lease was rejected at the end of August 2025. We are continuing to market the space.

Painted Tree, which leased space at one of our properties, closed its location and filed for bankruptcy in April 2026. We have executed a replacement lease to backfill the space.

Lease Expirations

The following table sets forth a summary, as of September 30, 2026, of lease expirations scheduled to occur during the remainder of 2026 and each of the calendar years from 2027 to 2035 and thereafter, assuming no exercise of renewal options or early termination rights for leases commenced on or prior to September 30, 2026. Annualized base rent represents the rent in-place for the applicable property as of September 30, 2026. The table below includes ground leases. If ground leases are excluded, annualized base rent would equal $103,720 or $20.18 per square foot for total expiring leases.

Lease Expiration Year	Number of Expiring Leases	Gross Leasable Area of Expiring Leases – Square Footage	Percent of Total Gross Leasable Area of Expiring Leases	Total Annualized Base Rent of Expiring Leases	Percent of Total Annualized Base Rent of Expiring Leases	Annualized Base Rent per Leased Square Foot
2026 (including month-to-month)	33	94,500	1.4%	$2,765	2.4%	$29.26
2027	95	439,090	6.7%	9,076	8.0%	20.67
2028	146	1,352,827	20.6%	18,238	16.1%	13.48
2029	127	861,800	13.1%	16,347	14.4%	18.97
2030	130	843,378	12.8%	18,427	16.2%	21.85
2031	97	580,056	8.8%	12,465	11.0%	21.49
2032	52	573,567	8.7%	9,405	8.3%	16.40
2033	27	197,992	3.0%	3,735	3.3%	18.87
2034	25	463,065	7.0%	5,581	4.9%	12.05
2035	26	420,770	6.4%	6,735	5.9%	16.01
Thereafter	32	751,979	11.5%	10,719	9.5%	14.25
Leased Total	790	6,579,024	100.0%	$113,493	100.0%	$17.25

Refer to “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Leasing Activity” for details regarding the leasing activity during the nine months ended September 30, 2026.

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

As of September 30, 2026, we had total debt outstanding of $805 million, excluding unamortized debt issuance costs, which bore interest at a weighted average interest rate of 4.70% per annum. As of September 30, 2026, the weighted average years to maturity for our debt was 2.5 years, not taking into account any extension options that may be exercised at our option. As of September 30, 2026 and December 31, 2025, our borrowings were 51% and 52%, respectively, of the purchase price of our investment properties. As of September 30, 2026, our cash and cash equivalents balance was $11 million.

As of September 30, 2026, we had $230 million outstanding under the Revolving Credit Facility and $575 million outstanding under the Term Loan. As of September 30, 2026, the interest rates on the Revolving Credit Facility and the Term Loan were 5.80% per annum and 4.26% per annum, respectively. As of September 30, 2025, the interest rates on the Revolving Credit Facility and the Term Loan were 6.16% per annum and 4.29% per annum, respectively. As of September 30, 2026, we have hedged $525 million of the Term Loan using interest rate swap contracts that mature on February 3, 2027. We have entered into forward-starting interest rate swap contracts with an aggregate notional amount of $525 million that become effective on February 3, 2027 and mature on April 1, 2029. The fixed rates payable under the forward-starting swaps are higher than those payable under the current swaps. Refer to Note 7–“Debt and Derivative Instruments,” which is included in our September 30, 2026 Notes to Consolidated Financial Statements in Item 1, for additional information on these interest rate swap contracts. Each of the Revolving Credit Facility and the Term Loan matures on April 1, 2029, subject to a twelve month extension at our option. As of both November 6, 2026 and September 30, 2026, we had $55 million available for borrowing under the Revolving Credit Facility, subject to the various terms and conditions of the credit agreement that governs the Credit Facility, including compliance with the covenants which could further limit the amount available. See “Risk Factors—The financial covenants under our credit agreement may restrict our ability to make distributions and our operating and acquisition activities. If we breach the financial covenants we could be held in default under the credit agreement, which could accelerate our repayment date and materially adversely affect our liquidity and financial condition” in our Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

On January 30, 2026, we drew $19 million on the Revolving Credit Facility to repay indebtedness secured by a mortgage on the Milford Marketplace property, which had an outstanding principal balance of $18.7 million and was repaid in full on January 30, 2026. Subsequent to the payoff, the property was added to the borrowing base for the Credit Facility.

As of both November 6, 2026 and September 30, 2026, all of our properties comprised the borrowing base for the Credit Facility. We may not use any property to secure debt on any particular property without removing the property from the borrowing base. Doing so would, however, reduce the amount that we may draw under the Credit Facility. As of September 30, 2026, we have paid all interest and principal amounts when due, and were in compliance with all financial covenants under the Credit Facility, as amended.

During the nine months ended September 30, 2026, we used $13.4 million to invest in capital expenditures and tenant improvements, which was approximately $1.3 million more than we invested during the nine months ended September 30, 2025. For the remainder of 2026, we anticipate investing approximately $4.1 million for capital expenditures and tenant improvements. Capital expenditures and tenant improvements are funded by cash flows generated from operations during current or prior periods.

Cash Flow Analysis

	Nine Months Ended September 30,		Change
	2026	2025	2026 vs. 2025
	(Dollar amounts in thousands)
Net cash flows provided by operating activities	$39,821	$39,150	$671
Net cash flows provided by (used in) investing activities	$16,912	$(12,106)	$29,018
Net cash flows used in financing activities	$(53,354)	$(21,958)	$(31,396)

Operating activities

The increase in cash from operating activities during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to timing of receipts from tenants.

Investing activities

	Nine Months Ended September 30,		Change
	2026	2025	2026 vs. 2025
	(Dollar amounts in thousands)
Capital expenditures	$(13,415)	$(12,106)	$(1,309)
Proceeds from sale of investment property	30,327	—	30,327
Net cash flows provided by (used in) investing activities	$16,912	$(12,106)	$29,018

The increase in cash provided by investing activities during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to the sale of The Village at Burlington Creek property.

Financing activities

	Nine Months Ended September 30,		Change
	2026	2025	2026 vs. 2025
	(Dollar amounts in thousands)
Total net changes related to debt	$(36,727)	$(7,266)	$(29,461)
Proceeds from DRP	63	—	63
Shares repurchased	(2,001)	—	(2,001)
Distributions paid	(14,689)	(14,692)	3
Net cash flows used in financing activities	$(53,354)	$(21,958)	$(31,396)

During the nine months ended September 30, 2026, cash used related to debt increased $29.5 million from the nine months ended September 30, 2025 primarily due to $37.0 million in paydowns on the credit facility. During the nine months ended September 30, 2026, share repurchases were $2.0 million. During the nine months ended September 30, 2026, we paid $14.7 million in distributions on our common stock. As noted herein, in connection with the board’s review of strategic alternatives, the DRP and SRP were both suspended effective October 1, 2024 and were reinstated effective February 1, 2026.

Although the DRP was reinstated effective February 1, 2026, stockholders were required to affirmatively elect reinvestment of any future distributions we may pay through the DRP. Since the reinstatement of the DRP, we have generated significantly lower proceeds than we generated prior to its suspension. There can be no assurance that future proceeds will be comparable to those generated before the suspension. During the three months ended September 30, 2026, we received requests to repurchase 3,285,554 shares, including requests carried over from prior periods, and repurchased 59,251 shares for $1.0 million. Requests that are not fulfilled carry over to the next quarter. There can be no assurance as to the amount of repurchases, if any, in future periods, and repurchases remain subject to our board’s discretion and the limitations of the SRP. Although shares were previously repurchased at a discount to the then-current Estimated Per Share NAV at the time of repurchase, under the Sixth SRP, to the extent the board authorizes repurchases during any particular period, the repurchase price will be equal to the then-current Estimated Per Share NAV for “Exceptional Repurchases” and equal to 80% of the then-current Estimated Per Share NAV for “Ordinary Repurchases” as those terms are defined in the SRP.

Distributions

Distributions when declared are paid quarterly in arrears. A summary of the distributions declared, distributions paid and cash flows provided by operations for the nine months ended September 30, 2026 and 2025 follows (Dollar amounts in thousands except per share amounts):

			Distributions Paid (1)
Nine Months Ended September 30,	Distributions Declared	Distributions Declared Per Share	Cash	Reinvested via DRP	Total	Cash Flows From Operating Activities
2026	$14,681	$0.406800	$14,626	$63	$14,689	$39,821
2025	$14,692	$0.406800	$14,692	$—	$14,692	$39,150

(1)
Distributions were funded by cash flows from operating activities during the nine months ended September 30, 2026 and 2025.

Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2026 and 2025. Dollar amounts are stated in thousands.

We generate our net operating income from property operations. A total of 51 investment properties that were acquired on or before January 1, 2025 represent our “same store” properties during the three and nine months ended September 30, 2026 and 2025. “Non-same store,” as reflected in the tables below, consists of a property that was sold in June 2026. For the three and nine months ended September 30, 2026 and 2025, one property that was sold constituted our non-same store property.

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

The following tables present the property net operating income prior to straight-line income (expense), net, amortization of intangibles, interest, and depreciation and amortization for the three and nine months ended September 30, 2026 and 2025, along with a reconciliation to net income (loss), calculated in accordance with GAAP.

Comparison of the three months ended September 30, 2026 and 2025

	Total			Same Store			Non-Same Store
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change	2026	2025	Change
	(Dollar amounts in thousands)
Rental income	$37,591	$37,187	$404	$37,582	$36,248	$1,334	$9	$939	$(930)
Other property income	97	123	(26)	97	123	(26)	—	—	—
Total income	37,688	37,310	378	37,679	36,371	1,308	9	939	(930)

Property operating expenses	7,843	7,475	368	7,828	7,196	632	15	279	(264)
Real estate tax expense	3,399	4,716	(1,317)	3,399	4,596	(1,197)	—	120	(120)
Total property operating expenses	11,242	12,191	(949)	11,227	11,792	(565)	15	399	(384)

Property net operating income	26,446	25,119	1,327	$26,452	$24,579	$1,873	$(6)	$540	$(546)

Straight-line (expense) income, net	126	464	(338)
Amortization of intangibles and lease incentives	372	42	330
General and administrative expenses	(1,513)	(1,262)	(251)
Business management fee	(2,315)	(2,251)	(64)
Depreciation and amortization	(14,333)	(14,302)	(31)
Interest expense	(9,687)	(9,824)	137
Interest and other income	45	53	(8)
Net loss	$(859)	$(1,961)	$1,102

Net loss. Net loss was $859 and $1,961 for the three months ended September 30, 2026 and 2025, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the three months ended September 30, 2026 with the results of the same investment properties owned during the three months ended September 30, 2025, property net operating income increased $1,873, total property income increased $1,308, and total property operating expenses including real estate tax expense decreased $565.

The increase in “same store” total property income is primarily due to an increase in base rent in new leases and step-up rent on existing leases and an increase in percentage rent. The decrease in total property operating expenses is primarily due to decreases of: (i) $1,197 in real estate tax expense and (ii) $85 in non-recoverable expenses, partially offset by increases of: (i) $181 in utilities expense, (ii) $179 in management fee and payroll expense and (iii) $114 in direct recovery expenses.

“Non-same store” total property net operating income decreased $546 during the three months ended September 30, 2026 as compared to the same period in 2025. On a “non-same store” basis, total property income decreased $930 and total property operating expenses decreased $384 during the three months ended September 30, 2026 as compared to the same period in 2025. The decreases are due to the sale of The Village at Burlington Creek property during the second quarter of 2026. The amounts recognized during the third quarter of 2026 relate to adjustments to income and expenses associated with the property.

Straight-line (expense) income, net. Straight-line (expense) income, net decreased $338 in 2026 compared to the same period in 2025. The decrease is primarily due to an increase in write-offs due to early tenant move-outs in 2026.

Amortization of intangibles and lease incentives. Income from the amortization of intangibles and lease incentives increased $330 in 2026 compared to the same period in 2025. The increase is primarily due to an increase in write-offs of below market leases due to early tenant move-outs in 2026 and fully amortized acquired above market leases.

General and administrative expenses. General and administrative expenses increased $251 in 2026 compared to the same period in 2025. The increase is primarily due to an increase in legal costs, salaries and state tax estimates, partially offset by no amounts being paid to Mr. Zalatoris in 2026 under the CEO Agreement compared to amounts paid in 2025.

Business management fee. Business management fees increased $64 in 2026 compared to the same period in 2025. The increase is primarily due to no amounts being paid to Mr. Zalatoris in 2026 under the CEO Agreement as a result of Mr. Zalatoris’ resignation from his positions as president and chief executive officer of the Company effective February 2, 2026, which amounts had previously reduced our payment under the Business Management Agreement on a dollar-for-dollar basis. Because we do not reimburse the Business Manager for any amounts it pays to Mr. Michael, who has served as our president and chief executive officer since February 2, 2026, the fee that we pay to the Business Manager is no longer reduced by payments made directly to our chief executive officer, resulting in increased fees in 2026.

Depreciation and amortization. Depreciation and amortization increased $31 in 2026 compared to the same period in 2025. The increase is primarily due to an increase in write-offs.

Interest expense. Interest expense decreased $137 in 2026 compared to the same period in 2025. The decrease is primarily due to lower average borrowings.

Interest and other income. Interest and other income decreased $8 in 2026 compared to the same period in 2025.

Comparison of the nine months ended September 30, 2026 and 2025

	Total			Same Store			Non-Same Store
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change	2026	2025	Change
	(Dollar amounts in thousands)
Rental income	$113,781	$112,823	$958	$111,974	$109,984	$1,990	$1,807	$2,839	$(1,032)
Other property income	332	259	73	332	259	73	—	—	—
Total income	114,113	113,082	1,031	112,306	110,243	2,063	1,807	2,839	(1,032)

Property operating expenses	24,058	23,745	313	23,366	22,904	462	692	841	(149)
Real estate tax expense	12,798	13,824	(1,026)	12,561	13,464	(903)	237	360	(123)
Total property operating expenses	36,856	37,569	(713)	35,927	36,368	(441)	929	1,201	(272)

Property net operating income	77,257	75,513	1,744	$76,379	$73,875	$2,504	$878	$1,638	$(760)

Straight-line (expense) income, net	77	1,146	(1,069)
Amortization of intangibles and lease incentives	407	178	229
General and administrative expenses	(4,264)	(4,583)	319
Business management fee	(6,985)	(6,738)	(247)
Depreciation and amortization	(44,024)	(43,039)	(985)
Interest expense	(29,617)	(29,343)	(274)
Gain on sale of investment property	4,985	—	4,985
Interest and other income	123	148	(25)
Net loss	$(2,041)	$(6,718)	$4,677

Net loss. Net loss was $2,041 and $6,718 for the nine months ended September 30, 2026 and 2025, respectively.

Total property net operating income. On a “same store” basis, comparing the results of operations of investment properties owned during the nine months ended September 30, 2026 with the results of the same investment properties owned during the full nine months ended September 30, 2025, property net operating income increased $2,504, total property income increased $2,063, and total property operating expenses including real estate tax expense decreased $441.

The increase in “same store” total property income is primarily due to an increase in base rent in new leases and step-up rent on existing leases and an increase in percentage rent. The decrease in total property operating expenses is primarily due to decreases of (i) $903 in real estate tax expense and (ii) $607 in non-recoverable expenses, partially offset by increases of: (i) $331 in repairs and maintenance expense due to timing of projects, (ii) $233 in utilities expense, (iii) $178 in landscaping expenses due to additional landscape projects, (iv) $151 in insurance expense and (v) $129 in management fee and payroll expense.

“Non-same store” total property net operating income decreased $760 during the nine months ended September 30, 2026 as compared to the same period in 2025. On a “non-same store” basis, total property income decreased $1,032 and total property operating expenses decreased $272 during the nine months ended September 30, 2026 as compared to the same period in 2025. The decreases are primarily due to the sale of The Village at Burlington Creek property.

Straight-line (expense) income, net. Straight-line (expense) income, net decreased $1,069 in 2026 compared to the same period in 2025. The decrease is primarily due to an increase in write-offs due to early tenant move-outs in 2026.

Amortization of intangibles and lease incentives. Income from intangibles and lease incentives increased $229 in 2026 compared to the same period in 2025. The increase is primarily due to an increase in write-offs of below market leases due to early tenant move-outs in 2026 and fully amortized acquired above market leases.

General and administrative expenses. General and administrative expenses decreased $319 in 2026 compared to the same period in 2025. The decrease is primarily due to professional fees incurred in connection with the review of strategic alternatives in 2025 that did not recur in 2026, partially offset by higher salaries and state tax estimates.

Business management fee. Business management fees increased $247 in 2026 compared to the same period in 2025. The increase is primarily due to a reduction in amounts paid to Mr. Zalatoris in 2026 under the CEO Agreement as a result of Mr. Zalatoris’ resignation from his positions as president and chief executive officer of the Company effective February 2, 2026, which amounts had previously reduced our payment under the Business Management Agreement on a dollar-for-dollar basis. Because we do not reimburse the Business Manager for any amounts it pays to Mr. Michael, who has served as our president and chief executive officer since February 2, 2026, the fee that we pay to the Business Manager is no longer reduced by payments made directly to our chief executive officer, resulting in increased fees in 2026.

Depreciation and amortization. Depreciation and amortization increased $985 in 2026 compared to the same period in 2025. The increase is primarily due to an increase in write-offs.

Interest expense. Interest expense increased $274 in 2026 compared to the same period in 2025. The increase is primarily due to a higher average interest rate.

Gain on sale of investment property. Gain on sale of investment property increased $4,985 in 2026 compared to the same period in 2025. The increase is due to the sale of The Village at Burlington Creek property.

Interest and other income. Interest and other income decreased $25 in 2026 compared to the same period in 2025.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

“Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 11, 2026, contains a description of our critical accounting estimates. There have been no changes to our critical accounting estimates during the nine months ended September 30, 2026.

Leasing Activity

The following table sets forth leasing activity during the nine months ended September 30, 2026. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	Gross Leasable Area	New Contractual Rent per Square Foot	Prior Contractual Rent per Square Foot	% Change over Prior Annualized Base Rent	Weighted Average Lease Term	Tenant Allowances per Square Foot
Comparable Renewal Leases	78	773,434	$16.09	$15.07	6.7%	5.2	$—
Comparable New Leases	11	68,463	$24.07	$21.33	12.9%	6.6	$10.75
Non-Comparable New and Renewal Leases (a)	13	33,282	$25.86	N/A	N/A	6.1	$20.71
Total	102	875,179

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

Our FFO and MFFO for the nine months ended September 30, 2026 and 2025 are calculated as follows:

		Nine Months Ended September 30,
		2026	2025
		(Dollar amounts in thousands)
	Net loss	$(2,041)	$(6,718)
Add:	Depreciation and amortization related to investment properties	44,024	43,039
Less:	Gain on sale of investment property	(4,985)	—
	Funds from operations (FFO)	36,998	36,321

Less:	Amortization of acquired lease intangibles, net	(591)	(335)
	Straight-line expense (income), net	(77)	(1,146)
	Modified funds from operations (MFFO)	$36,330	$34,840

Subsequent Events

For information related to subsequent events, reference is made to Note 15 – “Subsequent Events” which is included in our September 30, 2026 Notes to Consolidated Financial Statements in Item 1.

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

As of September 30, 2026, we had outstanding debt of $805 million, excluding unamortized debt issuance costs, bearing interest rates ranging from 4.26% to 5.80% per annum. The weighted average interest rate was 4.70% per annum, which includes the effect of interest rate swaps. As of September 30, 2026, the weighted average years to maturity for our debt was 2.5 years.

As of September 30, 2026, we had $280 million of debt or 35% of our total debt, excluding unamortized debt issuance costs, bearing interest at variable rates with a weighted average interest rate equal to 5.78% per annum. We had additional variable rate debt subject to swap agreements of $525 million, or 65% of our total debt, excluding unamortized debt issuance costs, as of September 30, 2026.

If interest rates on all debt which bears interest at variable rates as of September 30, 2026 increased by 1% (100 basis points), the increase in interest expense would decrease earnings and cash flows by $2.8 million annually. If interest rates on all debt which bears interest at variable rates as of September 30, 2026 decreased by 1% (100 basis points), the decrease in interest expense would increase earnings and cash flows by $2.8 million annually.

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

We use derivative financial instruments to hedge exposures to changes in interest rates on our variable rate debt. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions are determined considering the facts and circumstances existing at the time of the hedge. We have used derivative financial instruments, specifically interest rate swap contracts, to hedge against interest rate fluctuations on variable rate debt, which exposes us to both credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us because the counterparty may not perform. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We seek to manage the market risk associated with interest-rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. There is no assurance we will be successful.

Derivatives

For information related to derivatives, reference is made to Note 7–“Debt and Derivative Instruments” which is included in our September 30, 2026 Notes to Consolidated Financial Statements in Item 1.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) or Rule 15d-15(f)) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors

The following risk factors amend and supplement, and should be read in conjunction with, risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025:

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

The table below sets forth the number of shares we repurchased pursuant to our SRP during the three months ended September 30, 2026 (Dollar amounts in thousands except per share amounts):

Period	Total Shares Requested to be Repurchased	Total Number of Shares Repurchased	Average Price Paid per Share	Amount of Shares Repurchased	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2026 – July 31, 2026	3,285,554(2)	59,251	$16.89	$1,000	59,251	1,687,016
August 1, 2026 – August 31, 2026	—	—	—	—	—	1,687,016
September 1, 2026 – September 30, 2026	—	—	—	—	—	1,687,016
Total	3,285,554	59,251	$16.89	$1,000	59,251
(1)
Our SRP was announced on October 18, 2012, suspended effective as of October 1, 2024 and reinstated effective February 1, 2026.
(2)
Includes requests that rolled over from the prior period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

INLAND REAL ESTATE INCOME TRUST, INC.

/s/ Bernard J. Michael
By:	Bernard J. Michael
President and Chief Executive Officer (principal executive officer)
Date:	November 6, 2026

/s/ Jerry Kyriazis
By:	Jerry Kyriazis
Chief Financial Officer and Treasurer (principal financial officer)
Date:	November 6, 2026